Form 10QSB
period 2006-07-31
Lexaria Corp.
filed 2006-09-12
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number:

Lexaria Corp.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3702 South Virginia Street, Suite G12-401
(Address of principal executive offices)

775-338-2598
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,582,000 common shares as of July 31, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

2

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim financial statements included in this Form 10-QSB is as follows:

(a)	Unaudited interim Balance Sheet as of July 31, 2006.	F-1
(b)	Unaudited interim Statements of Changes in Stockholders’ Equity and Comprehensive Income	F-2
(c)	Unaudited interim Statements of Operations for the three and nine month periods ended July 31, 2006 and 2005; and	F-3
(d)	Unaudited interim Statement of Cash Flows for the nine months ended July 31, 2006 and 2005	F-4
(d)	Notes to Unaudited interim Financial Statements	F-5

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

3

Table of Contents

LEXARIA CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

July 31, 2006

(Unaudited)

(Expressed in U.S. Dollars)

LEXARIA CORP.

 (An Exploration Stage Company)

BALANCE SHEET

 (Expressed in U.S. Dollars)

	JULY 31	OCTOBER 31
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current
Cash and cash equivalents	$6,508	$863,560
Deposit	-	18,214
TOTAL ASSETS	6,508	$881,774

Capital Assets, net	1,761	-
Oil and Gas Properties (Note 3)	$1,105,407	218,739
TOTAL ASSETS	1,113,676	1,100,513

LIABILITIES
Current
Accounts payable	$19,338	$1,175
Accrued liabilities	4,500	10,000
TOTAL CURRENT LIABILITIES STOCKHOLDERS’ EQUITY	23,838	11,175

Share Capital
Authorized:
75,000,000 common voting shares, par value $0.001 per share
Issued and outstanding:
17,582,000 common shares at July 31, 2006 (16,882,000 common shares at October 31, 2005)	17,582	16,882
Additional paid-in capital	1,252,478	1,148,178
Deficit Accumulated During The Exploration Stage	(179,585)	(75,722)
Comprehensive Income (Loss)	(637)	-
TOTAL STOCKHOLDERS’ EQUITY	1,089,838	1,089,338
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,113,676	$1,100,513

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.

(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

December 9, 2004 (COMMENCEMENT OF OPERATIONS) to July 31, 2006

(Unaudited)

(Expressed in U.S. Dollars)

	COMMON STOCK			COMPREHENSIVE LOSS	DEFICIT ACCUMULATED DURING EXPLORATION STAGE	TOTAL STOCKHOLDERS’ EQUITY
		STOCK TO BE ISSUED	ADDITIONAL PAID-IN CAPITAL
Issuance of common stock for cash at $0.01 per share Issued June 9, 2005 Issued August 23, 2005	SHARES	AMOUNT	AMOUNT
	6,766,000 3,000,000	6,766 3,000	60,894 27,000	- -	- -	67,660 30,000

Issuance of common stock for cash at $0.15 per share Issued June 9, 2005 Issued October 13, 2005	5,416,000 1,700,000	5,416 1,700	806,984 253,300	- -	- -	812,400 255,000
Comprehensive loss for the period	-	-	-	-	(75,722)	(75,722)

Balance, October 31, 2005	16,882,000	16,882	1,148,178	-	(75,722)	1,089,338

Issuance of common stock for cash at $0.15 per share Issued December 8, 2005	700,000	700	104,300	-	-	105,000

Net loss for the period	-	-	-	-	(103,863)	(103,863)
Foreign currency translation Balance, July 31, 2006	-	-	-	(637)	-	(637)
	17,582,000	$17,582	$1,252,478	$(637)	$(179,585)	$1,089,838

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.

 (An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited)

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED JULY 31		NINE MONTHS ENDED JULY 31		CUMULATIVE PERIOD FROM INCEPTION December 9, 2004 TO July 31,
	2006	2005	2006	2005	2006
	$ -	$-	$-	$-	$-
Revenue

Costs And Expenses
Accounting and audit	22,052	-	38,589	-	51,589
Bank charges and exchange loss	83	6	264	119	411
Consulting (Note 4)	6,500	-	11,000	15,000	26,000
Depreciation	168	-	280	-	280
Fees and Dues	284	1,325	1,874	1,925	5,849
Legal	20,889	-	44,607	440	47,683
Office and miscellaneous	-	25	248	85	332
Rent	2,310	-	3,810	-	3,810
Travel	220	-	3,418	-	3,418
Write off oil and gas property	-	-	-	-	40,440
	52,506	1,356	104,090	17,569	179,812

Net Loss For The Period Before Other Income	$(52,506)	$(1,356)	$(104,090)	$(17,569)	$(179,812)

Other Income
Interest income	227	-	227	-	227
Net Loss For The Period	(52,279)	(1,356)	(103,863)	(17,569)	(179,585)
Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number Of Outstanding Shares – basic and diluted	17,582,000	6,961,143	17,538,410	2,707,111	11,318,521

Comprehensive Income (Loss)
Net loss for the period	$(52,279)	$(1,356)	$(103,863)	$(17,569)	$(179,585)
Other Comprehensive Income (Loss)
Foreign currency translation	(637)	-	(637)	-	(637)

Comprehensive Income (Loss) Total	$(52,916)	$(1,356)	$(104,500)	$(17,569)	$(180,222)

The accompanying notes are an integral part of these unaudited  interim financial statements.

LEXARIA CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

	NINE MONTHS ENDED July 31, 2006		CUMULATIVE PERIOD FROM INCEPTION December 9, 2004 TO July 31
	2006	2005	2006

Cash Flows Provided by (Used) by Operating Activities
Net loss for the period	$(103,863)	$(17,569)	$(179,585)

Change in non-cash operating working capital items:
Deposit	18,214	(23,000)	-
Depreciation	280	-	280
Accounts payable	18,163	-	19,338
Accrued payable	(5,500)	-	4,500
Non-cash effect from foreign currency translation	(637)	-	(637)
Net Cash Used by Operating Activities	(73,343)	(40,569)	(156,104)

Cash Flows Used by Investing Activities
Oil and gas property acquisition	(886,668)	(40,440)	(1,105,407)
Computer	(2,041)	-	(2,041)
Net Cash Used by Investing Activities	(888,709)	(40,440)	(1,107,448)

Cash Flows Provided by Financing Activities
Proceeds from issuance of common stock	105,000	903,160	1,270,060
Net Cash Provided by Financing Activities	105,000	903,160	1,270,060

Increase (Decrease) in Cash and Cash Equivalents	(857,052)	822,151	6,508

Cash and Cash Equivalents , Beginning Of Period	863,560	-	-

Cash and Cash Equivalents, End Of Period	$6,508	$822,151	$6,508

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.

(An exploration stage company)

Notes to Interim Financial Statements

July 31, 2006

(Expressed in U.S. Dollars)

(Unaudited)

1.

BASIS OF PRESENTATION

The financial statements as of July 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2005 audited financial statements and notes thereto.

2.

ORGANIZATION AND BUSINESS

The Company is an exploration stage, independent oil and gas company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada.

3.

OIL AND GAS PROPERTIES

(a)

On February 3, 2005 the Company made an application for a Petroleum Prospecting License (APPL 264) to the Department of Petroleum and Energy, Papua New Guinea.  The application has not been approved as of July 31, 2006. All costs associated with the application have been expensed as there is no certainty the Company will acquire a Petroleum Prospecting License nor that the funds will be returned if no Petroleum Prospecting License is granted. The Company has written off the application fee.

(b)

On September 23, 2005, the Company entered into an agreement to participate in the Strachan Leduc Reef Farm-In in Alberta, Canada. The Company issued a payment of $218,738 (CDN $253,977) for a 4% participation in the costs of Strachan Leduc Reef Farm-In. In addition, on January 9, 2006, the Company paid an amount of $57,135, February 21, 2006 paid an amount of $56,511, April 10, 2006 paid or accrued an amount of $15,614, June 5, 2006 paid an amount of $38,353 and July 21, 2006 accrued an amount of $19,054 to Odin Capital Inc. for required supplemental funds due to well hole problems. The Company will earn on completion, capped or abandoned with respect to the well to be drilled at 14 of 9-38-9-W5M the following:

LEXARIA CORP.

(An exploration stage company)

Notes to Interim Financial Statements

July 31, 2006

(Expressed in U.S. Dollars)

(Unaudited)

3.

OIL AND GAS PROPERTIES (continued)

(i)

In the Spacing Unit for the Earning Well:

•

a 2.000% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the formation; and

•

a 4.000% interest in the natural gas in the Leduc formation before payout subject to payment of the Overriding Royalty which is convertible upon payout at royalty owners option to 50% of the Farmee’s Interest;

(ii)

A 1.600% interest in the rights below the base of the Shunda formation in Section 10, Township 38, Range 9W5M; and

(iii)

A 1.289% interest in the rights below the base of the Shunda formation in Sections 15 and 16, Township 38, Range 9W5M down to the base as shown in the schedule attached to the agreement dated September 23, 2005.

 At the date of these financial statements drilling is being carried out but is not completed.

In the period between May 1 and July 31, 2006, the Company paid an additional $57,409 for exploration costs on its Leduc property. As at July 31, 2006, the Company has made accumulated expenditures of $405,407 on its Leduc Farm-In.

(c)

On December 21, 2005, the Company agreed to purchase a 20% gross working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000. Concurrent with signing the Company paid $220,000 and on January 17, 2006 the Company paid the remaining $480,000.  As of July 31, 2006 the Company has made accumulated expenditures of $700,000 on the Mississippi working and revenue 10 well drilling program.

4.

RELATED PARTY TRANSACTIONS

During the period, the Company paid $13,500 management fees to its president.

LEXARIA CORP.

(An exploration stage company)

Notes to Interim Financial Statements

July 31, 2006

(Expressed in U.S. Dollars)

(Unaudited)

5.

SUBSEQUENT EVENTS

I.

On July 31, 2006, the Company made an unsecured loan agreement in the amount of US$2,000,000 between 4 separate shareholders repayable on demand, but in no event shall demand be made on or before November 30, 2006.  However, the Company is entitled to prepay at any time the whole or any part of the principal amount of the loan.  The Company agrees to pay the principal amount of the loan on or before November 30, 2006.  The loan will not bear interest.  The Company received $683,333 by August 30, 2006.

II.

The Company entered into an Agreement to acquire a working interest in multiple zones of potential oil and gas production in Mississippi and Louisiana. This Agreement contemplates up to a 50 well drill program for Wilcox and Frio wells, at the Company's option, within the defined area of mutual interest (AMI). The AMI includes over 300,000 gross acres located contiguously between Southwest Mississippi and North East Louisiana.

The Company has agreed to pay 40% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 32% of all production from all producible zones to the base of the Frio formation (Frio Targets); and, 30% of all production to the base of the Wilcox formation (Wilcox Targets). All working interests will be registered in the name of Lexaria Corp.

The Joint Participation Agreement and Joint Lands Agreements are between Lexaria Corp. and Griffin & Griffin Exploration LLC (G&G) of Jackson, Mississippi.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe,""expect,""intend,""anticipate,""estimate,""project,""prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the SEC.

Management's Discussion and Analysis

Lexaria is an exploration and development stage oil and gas company engaged in the exploration for petroleum and natural gas in Canada and the United States. We have no proven oil and gas reserves nor have we realized any revenues from our exploration activities. To date, all of our exploration has been for natural gas. The following disclosure relates to each property that we have an interest in:

Strachan Leduc Reef Prospect

We have acquired an interest in a property located 80 miles northwest of Calgary, Alberta, Canada.  On September 23, 2005, the Company signed an agreement to participate in a 13,330 foot drill program.  As of July 31, 2006, the Company has paid $405,407 for a 4% gross interest to participate in any oil and gas produced (before recovery of the costs of the drill program), reducing to a 2% interest after recovery of the drilling costs. The Company expects to pay further costs equal to it’s 4% interest in completing and equipping an earning well to a pipeline tie in if warranted. Oil and gas exploration companies rarely own the land surface and instead they obtain subsurface rights from the landowner.  Landowners, whether they are governments or private entities, usually demand a payment known as a royalty to be paid by the exploration company, in the event of commercially successful oil or gas production.  Our contractual interest in a property is not necessarily equal to our expected net revenue interest which is calculated after the royalty payment has been paid, thus the actual revenue we might receive will be less than the contractual gross interest amount.

The property is reached by traveling 100 miles north from the city of Calgary on Highway #22, and is approximately a one-half hour drive past the town of Rocky Mountain House.

Drilling of this well has been completed and testing is underway.  Odin Capital Inc. of Calgary, Alberta, with whom the Company entered into this agreement, is a Canadian exploration finance company that arranges all aspects of identifying, financing, exploring and drilling properties.  The operator of the earning well is Rosetta Exploration Inc. of Calgary, Alberta.

Palmetto Point Prospect

The Company has entered into a 10-hole drilling program agreement (the “Griffin Drilling Program Agreement”) with Griffin & Griffin Exploration, L.L.C. (“Griffin”) dated December 21, 2005, whereby we acquired a 20% gross interest in any oil and gas produced, in a 10-well drilling program (the “Drilling Program”), to be carried out at Palmetto Point, Southwest Mississippi.

Palmetto Point is approximately 150 miles southwest of Jackson, Mississippi and approximately 50 miles north/northwest of Baton Rouge, Louisiana.  It is 30 miles west of Woodville, Mississippi off of State Highway 33.

By January 17, 2006 we paid $700,000 to Griffin, which represents the full cost of the Company’s 20% working interest in the Drilling Program. There are no further costs to the Company in earning its interest, including well development costs or pipeline connectors. Griffin has agreed that the leases held by it covering any mineral estate underlying the applicable well site acreage shall not provide for more than twenty-five (25%) percent royalty and overriding royalty interest.  Our net interest in any oil and gas produced is calculated by subtracting the applicable royalties from our 20% gross interest. Consequently, our net working interest in the drilling program is a minimum fifteen (15%) percent net working interest.  Griffin will conduct the Drilling Program in its capacity as Operator.

Drilling in Mississippi began in May 2006. Water levels of the Mississippi river influence the ability to gain access with service vehicles to the drilling sites and drilling and testing schedules will in part be determined by the water level of the Mississippi river, and thus our drilling operations may vary due to weather conditions. As of July 31, 2006, the operator informed us that the first five wells have been drilled to total depth. We have not produced any gas from these or any other wells. We expect that some unknown number of the ten wells we are participating in the drilling of will be connected to a local gas pipeline, and when and if they are connected we will then and only then learn whether any of the wells are capable of producing commercial quantities of natural gas. The operator has informed us that the first wells could be connected to the pipeline, barring unforeseen circumstances, in August 2006.

We are not required to pay any further amounts, such as well completion costs, pipeline construction costs, etc. with regard to our Mississippi project.  As a matter of course, we will have to pay pipeline transmission costs if and when we start transporting natural gas.

Results of Operations for the Three and Nine Months Ended July 31, 2006

For the three-month period ended July 31, 2006, there were no revenues and there were no revenues for the same three-month period in the prior year. For the nine-month period ended July 31, 2006, there were no revenues and there were no revenues for the same nine-month period in the prior year.

For the three-month period ended July 31, 2006 we incurred costs and expenses in the amount of $52,506, compared to costs and expenses of $1,356 for the same three-month period in the prior year. For the nine-month period ended July 31, 2006, we incurred costs and expenses in the amount of $104,090, compared to costs and expenses of $17,569 for the same nine month period in the prior year.

This increase in costs and expenses is attributable to exploration cost and administrative expenses we incurred in connection with the following:

•

Rent payment in connection with the acquisition of office space. In the three month period ended July 31, 2006, the Company incurred $2,310 (July 31, 2005: nil); and in the nine month period ended July 31, 2006, the Company incurred $3,810 (July 31, 2005: nil)

•

Accounting, audit and legal fees in connection with the SB2 application. In the three month period ended July 31, 2006, the Company incurred $42,941 (July 31, 2005: nil); and in the nine month period ended July 31, 2006, the Company incurred $83,196 (July 31, 2005: $440)

•

Fees paid to a consultant. In the three month period ended July 31, 2006, the Company incurred $6,500 (July 31, 2005: nil); and in the nine month period ended July 31, 2006, the Company incurred $11,000 (July 31, 2005: $15,000)

•

Travel costs. In the three month period ended July 31, 2006, the Company incurred $220 (July 31, 2005: nil); and in the nine month period ended July 31, 2006, the Company incurred $3,418 (July 31, 2005: nil)

Assets

As of July 31, 2006, we had current assets of $6,508 and total assets of $1,113,676. We had total assets of $1,100,513 as of October 31, 2005. The increase in total assets was caused by an increase in oil and gas properties and an increase in loans receivable which was partially offset by a decrease in cash.  The reduction in cash was due to an increase in costs and expenses plus additions to oil and gas properties.

Liquidity and Capital Resources

As of July 31, 2006, we had total current assets of $6,508 (July 31, 2005:  $881,774) and total assets in the amount of $1,113,676 (July 31, 2005:  $1,100,513). Our total current liabilities as of July 31, 2006 were $23,838 (July 31, 2005:  $11,175). As a result, on July 31, 2006 we had negative working capital of $(17,330) (July 31, 2005:  $870,599). The decrease in working capital was caused by the investments in oil and gas properties and the increases in general expenses as explained previously.

We relied on cash on hand previously raised through the issue of equity/debt capital to fund our operations during the three and nine months ended July 31, 2006.

The company generates no revenue. We still anticipate the need to raise significant capital through the sale of equity or debt securities on a private or public basis in order to sustain operations, meet our objectives. It is uncertain whether we will be able to obtain the necessary capital.

We intend to fund operations and commitments over the next twelve months from our cash on hand, including our capital expenditures, working capital or other cash requirements. We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the Company’s business plan.  Management intends to raise additional working capital through debt and equity financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations.

Revenue Recognition

The company has no material revenue.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Leonard MacMillan. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended July 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls, procedures and controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at July 31, 2006. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated January 10, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2006

LEXARIA CORP.

/s/ "Leonard MacMillan" Leonard MacMillan President (Principal Executive Officer) and member of the Board of Directors 9/12/2006

/s/ "Diane Rees" Diane Rees Director, Secretary, Treasurer and member of the Board of Directors 9/12/2006

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Leonard MacMillan, the President (Principal Executive Officer), Chief Executive Officer and Director of Lexaria Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LEXARIA CORP.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date September 12, 2006

By:	/s/ "Leonard MacMillan" Leonard MacMillan President (Principal Executive Officer) and member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Diane Rees, Principal Financial Officer (Principal Accounting Officer), and Director of Lexaria Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LEXARIA CORP.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 12, 2006

By:	/s/ "Diane Rees" Diane Rees Principal Financial Officer (Principal Accounting Officer) and member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Leonard MacMillan, President, (Principal Executive Officer) and Director of Lexaria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended July 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

Date: September 12, 2006

By:	/s/ "Leonard MacMillan" Leonard MacMillan President (Principal Executive Officer) and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Lexaria Corp. and will be retained by Lexaria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Diane Rees, Chief Financial Officer (Principal Accounting Officer) and Director of Lexaria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended July 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

Date: September 12, 2006

By:	/s/ "Diane Rees" Diane Rees Principal Financial Officer (Principal Accounting Officer), and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Lexaria Corp. and will be retained by Lexaria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.