Form 10KSB/A
period 2006-10-31
Lexaria Corp.
filed 2007-02-05
CIK 1348362

OMB APPROVAL
OMB Number: 3235-0420 Expires: April 30, 2009 Estimated average burden hours per response....1646

10-KSB Amendment #1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-132134

LEXARIA CORP.

(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	20-2000871 (IRS Employer Identification No.)

#604 - 700 West Pender Street
Vancouver, British Columbia, Canada, V6C 1G8
(Address of principal executive offices, including zip code)

(604) 602-1675
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act.
Yes ☒ No ❒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ❒

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒ No ❒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ❒ No ☒

The Issuer's revenue for its most recent fiscal year is $20,307.

The aggregate market value of the voting common stock held by non-affiliates (19,315,200 shares of common stock), based upon the bid price of the Company's common stock on December 31, 2006, was approximately $13,520,640.

There were a total of 21,582,000 shares outstanding as of December 31, 2006 and the price of the shares at December 31 was $0.70.

Issuers Involved in Bankruptcy Proceedings during the Past Five Years: Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: December 1, 2006 - 21,582,000 shares of Common Stock and 4,000,000 warrants.

Transitional Small Business Issuer Format (check one) Yes ❒ No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Lexaria Corp. was incorporated in the State of Nevada on December 9, 2004. We are an exploration and development oil and gas company currently engaged in the exploration for and development of petroleum and natural gas in North America.

We maintain our statutory registered agent's office and our business office at Business First Formations, Inc. 3702 South Virginia Street, Suite G12-401, Reno, Nevada 89509-6030. Our telephone number is (755) 825-5338. Our business offices are leased from Business First Formations Inc. on a month-to-month basis and our monthly rental is $0.

We maintain our principal executive offices at Suite 604, 700 West Pender Street, Vancouver British Columbia V6C 1G8. Our telephone number is (604) 602-1675. We rent our principal executive offices on a month to month basis from Hurricane Corporate Services at $770 per month, commencing the 1st day of April 18, 2006. Our executive offices comprise one office and we share reception and boardroom facilities. Management does not believe that our office space will need to be expanded beyond this during 2006.

Our Oil & Gas Projects

Strachan Project - Alberta, Canada

On September 23, 2005, we entered into an agreement (the "Strachan Participation and Farmout Agreement") with Odin Capital Inc. ("Odin") to participate in a 4% share of the costs of drilling a test well into the Leduc formation located 80 miles northwest of Calgary, Alberta, Canada. We earlier paid $218,739 for the 4% interest in the test well (before payout), which reduces to a 2% interest (after payout).

Odin of Calgary, Alberta, with whom we entered into this Agreement, is a Canadian exploration finance company that arranges all aspects of identifying, financing, exploring and drilling properties. The operator of the earning well is Rosetta Exploration Inc. of Calgary, Alberta.

Background

The Strachan project is an agreement to participate in the drilling of a potential natural gas well in a prospective property discovered in the Deep Basin along the edge of the Alberta foothills belt, approximately 80 miles northwest of Calgary, Alberta.

The Strachan gas pool was discovered 35 years ago. However, there were no new discoveries in the region until, in November 2004, Shell Oil announced a new Leduc Pool discovery at Ricinus with a potential of one trillion cubic feet of natural gas reserves.

The Strachan prospect is 12 miles northeast of the Shell Oil discovery in the same part of the Deep Basin. The potential for this prospect is based on newly developed, highly technical three-dimensional seismic programs that shed new light on identifying deeply buried full height and partial height pinnacle reefs.

History

The original Strachan Leduc discovery well was drilled in October 1967 by a junior oil company called Stampede Oil. Six gas wells were drilled in this major gas pool with significant production rates that filled the maximum capacity of the nearby Strachan gas plant at 250mmcf per day. However, over the ensuing decades, production has now dwindled to where currently only minimal residual gas production is pipelined to what is now an underutilized Strachan gas plant.

After 20 years, key wells had cumulative production of between 150 to 225 billion cubic feet of natural gas each. To date, 962 billion cubic feet of natural gas reserves have been recovered and currently only minimal residual gas production is pipelined to what is now an underutilized Strachan gas plant.

The principal terms of the Odin Farmout Agreement are as follows:

  Odin will drill to the contract depth, which is a depth sufficient to penetrate thirty (30) metres into the Leduc formation, or a depth of 4,050 metres, whichever shall be the lesser, which describes the earning well and which, upon completion, in accordance with the Odin Farmout Agreement, results in our company earning its interest in the Farmout Lands set out below.

FARMOUT LANDS
Title Documents	Lands	Farmee's Earned WI* and Owned WI	Encumbrances
Crown P&NG Licence No. 5596020176	Twp. 38 Rge. 9 W5M Sec 9 Natural Gas in the Leduc	4.000%BPO 2.000%APO	1) Crown S/S 2) 3.5% NCGORR to Calgary International Energy 3) *5.0% NCGORR to Northrock and TKE (APO only) 4) 12% ORR to Rosetta convertible at payout
Crown P&NG Lease No. 0604120298	Twp. 38 Rge. 9 W5M Sec 9 P&NG below the base of the Mannville excluding natural gas in the Leduc	2.000%	1) Crown S/S 2) 3.5% NCGORR to Calgary International Energy 3) *5.0% NCGORR to Northrock and TKE (APO only)
Crown P&NG Licence No. 5596020176	Twp. 38 Rge. 9 W5M Sec 10 P&NG below base Shunda	1.600%	1) Crown S/S 2) 3.5% NCGORR to Calgary International Energy 3) *5.0% NCGORR to Northrock and TKE (APO only)
Crown P&NG Licence No. 5596020176	Twp. 38 Rge. 9 W5M Sec 15 & 16 P&NG below base Shunda	1.289%	1) Crown S/S 2) 3.5% NCGORR to Calgary International Energy 3) *5.0% NCGORR to Northrock and TKE (APO only)

*Contingent on Farmor earning under the Northrock Farmout Agreement.

  If the well is successful and we participate in the Earning Well, then we shall also pay our share of the costs and expenses to equip the Earning Well to place the well in production.

Current Status of the Strachan Project

Over the past several months drilling has been proceeded with and the Strachan Well has been drilled to a total depth of 13,650 feet. Preliminary results indicate the presence of a potential Devonian gas well.

The operator has informed us that it decided to complete the potential gas well by inserting a casing into the total depth of the well. The casing is now completed and a production test program for this well is being run. If the results of the tests are positive, this well can be tied into a nearby gas sales pipeline, which is connected to an existing gas plant.

During the drilling process, the operator of this potential gas well encountered extremely high pressures of up to 10,000 pounds per square inch in several zones. The decision to case the well prior to testing was based on the factors associated with running logging tools in a well with such extremely high pressures.

It has been determined by the technical team that a testing program is needed which involves specialized high-penetration, low-diameter guns from the USA to determine the potential of any reserves. The operator, Rosetta Exploration, was purchased by a third party in 2006 and a decision will be made early in 2007 on whether they will continue to participate. Odin Capital, Inc., the Farm Out partner for Lexaria, has taken formal steps to take over the completion of the well under the provisions of the agreement. Lexaria will decide whether or how to participate in the completion of the well based upon the best information available at that time.

Project Structure

In participating in the Strachan prospect, we receive the benefit of the operator's expenditures to date in this area, including land costs, 3-dimensional seismic costs, pipeline costs to the Strachan gas plant and the intangible value of their exploration team.

We have acquired a 4% interest in the property for accumulated payments of $405,407 .For this 4% interest, we have earned the following:

  A 2.0% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the Leduc formation.

  A 4.0% interest in the natural gas in the Leduc formation before payout subject to payment of the Overrriding Royalty which is convertible upon payout at royalty owners option to 50% of Farmee's Interest.

  A 1.6% interest in the rights below the base of the Shunda formation in Section 10, Township 38, Range 9W5M.

  A 1.289% interest in the rights below the base of the Shunda formation in Sections 15 and 16, Township 38, Range 9W5M down to the base of the deepest formation penetrated.

Palmetto Point Drilling Project - Mississippi

We have entered into a drilling program agreement with Griffin & Griffin Exploration, L.L.C. ("Griffin") dated December 21, 2005, whereby we acquired a 20% gross working interest in a 10-well drilling program (the "Drilling Program"), to be carried out at Palmetto Point, Mississippi.

The total operational and overhead costs for the 100% interest in the 10-well Drilling Program are US$3,500,000. We have paid US$700,000 to Griffin, which represents the full cost of our 20% gross working and revenue interest in the Drilling Program. Griffin has agreed that the leases held by it covering any mineral estate underlying the applicable well site acreage shall not provide for more than twenty-five (25%) percent of eight-eighths (8/8) royalty and overriding royalty interest.

Percentage Interest after Completion per Operating Agreement:

After the payment of all operating expenses as required by the Operating Agreement that we have entered into with Griffin, dated January 5, 2006 (completed):

(i) Griffin's working interest will be 15%; and

(ii) Lexaria's working interest will be 17%.

The Griffin Agreement provides that Griffin will:

  hold defensible title to the oil, gas and mineral leasehold estate covering the prospect;

  obtain and deliver to us a drill site title opinion, which shall be addressed to Griffin covering the applicable well site acreage and indicating that the title to interests to be acquired by us hereunder is of a nature that is customarily relied upon by a reasonable person engaged in activities similar to those contemplated by the Drilling Program; and

  obtain from the applicable government authority all necessary licenses and permits.

Griffin will conduct the Drilling Program in its capacity as Operator. This will consist of the drilling, logging, testing, completing and equipping for production (or if applicable, the plugging and abandonment) of ten wells. Griffin will drill to a subsurface depth equal to such depth as is necessary to penetrate the sands of the Frio Geological Formation ("Frio") identified as prospectively productive of oil and/or gas. Griffin has drilled, owned or operated more than 100 Frio wells in the region.

The Griffin operating management team consists of William K. Griffin III, President and CEO, with over 30 years of extensive experience in the development of oil and gas in south-western Mississippi; John Andrew Griffin, Vice President, who oversees all day-to-day operations related to land, geology and geophysics; and S. Pittman Calhoun, Chief Geophysicist, with over 30 years of experience as a seismic interpreter, including 3-D interpretation, who has been responsible for over 35 field discoveries.

In its exploration of the Frio at Palmetto Point, Mississippi, Griffin has utilized seismic "bright spot" technology, a technology providing a tool to identify gas reservoirs and to delineate the reservoir geometry and limits. Utilizing this technology has improved reserve estimates and the geologic success ratio that has made the Frio an economical and predictable reservoir.

The Frio in the area of Southwest Mississippi and North-Central Louisiana is a very complex series of sands representing marine transgressions and regression and therefore the presence of varying depositional environments. Structurally, the Frio gas accumulations are a function of local structure and/or structural nose formed as a result of differential compaction features. However, stratigraphic termination also plays a role in most Frio accumulations. The stratigraphy is so complex that seismic Hydrocarbon Indicator evaluations are the only viable exploratory tool for the Frio play.

The economic benefits of Frio wells are that they typically enjoy low exploration costs, few Frio wells fail to find gas or oil, and gas occurs at shallower depths. Frio wells have minimal completion costs.

Subsequent to the initial 10-well drill program, we have also purchased a 20% gross interest in two additional wells previously drilled by Griffin & Griffin in Mississippi for $140,000; and have additionally entered an agreement to participate as to a 40% gross interest in up to an additional 50 wells, which have been defined as an Area of Mutual Interest (AMI). We have drilled and completed one well in this second phase of drilling, and as of December 31, 2006, are currently drilling a second well.

Project - Papua New Guinea

On February 3, 2005, we made application for a Petroleum Prospecting License (APPL 264) to the Department of Petroleum and Energy, Papua, New Guinea. The area sought in the application is in the Papuan Foreland Basin and contains 37 graticular blocks in the Darai Plateau. The Darai Plateau extends northwards to within 15km of the producing Kutubu Oil Fields.

There are several applicants for APPL 264. If our application was successful, we could be required to complete work programs with benchmarks over years 1 & 2 totaling $1,000,000; years 3 & 4 totaling $10,500,000; and years 4 & 6 totaling $6,500,000. If our application is not successful, we will concentrate our continuing efforts on oil and gas exploration in North America.

Since more than one year has passed since our application and we have not had success in being awarded this license, we have written off the application costs of $40,439 as we anticipate that our application will not be successful. There have been no additional developments regarding this application and we consider this opportunity to have passed.

Competitive Factors

The petroleum industry is competitive in all its phases. We compete with numerous other participants in the search for and the acquisition of oil and natural gas properties, and in the marketing of oil and natural gas. Our competitors include oil and natural gas companies that have substantially greater financial resources, staff and facilities than ours. Our ability to obtain or increase reserves in the future will depend not only on our ability to explore and develop our present properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling. Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.

Governmental Regulations

Oil and natural gas operations (exploration, production, pricing, marketing and transportation) are subject to extensive controls and regulations imposed by various levels of government that may be amended from time to time. (See "Industry Conditions".) Our operations may require licenses from various governmental authorities. There can be no assurance that we will be able to obtain all necessary licenses and permits that may be required to carry out exploration and development on its projects.

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Since the mid-1980's FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandate a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on us. Generally, the orders eliminate or substantially reduce the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and have substantially increased competition and volatility in natural gas markets.

The price that we might receive for the sale of oil and natural gas liquids would be affected by the cost of transporting products to markets. FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on any future operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

In the United States we are subject to federal, state and local governmental regulation that affects businesses generally, and the specific regulations that pertain to companies with a class of securities registered under the United States Securities and Exchange Act of 1934, as amended.

Our oil and gas operations in Canada are subject to various federal and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been incurred in relation to the results of operations of our company, although we anticipate incurring such expenses as our drilling operations proceed. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

In Papua New Guinea, if we were to be successful in obtaining the license for which we have applied, the properties over which we would hold our licenses would be subject to a 22.5% back-in participation right in favor of the government, which the government could exercise upon payment of 22.5% of the expenses incurred in the development of the property. This back-in interest includes a 2% of revenue royalty payment to indigenous groups, which is only payable if the government exercises its back-in right. We have not been awarded an exploration license and do not at this time expect we will be awarded such license.

Mississippi Taxation

According to the Mississippi State Tax Commission, we are subject to state severance and maintenance oil and gas taxes, as follows:

6% of gross receipts per well (severance tax); and

1/2% per MCF of production (maintenance tax.

Kyoto Protocol

Canada is a signatory to the United Nations Framework Convention on Climate Change and has ratified the Kyoto Protocol established thereunder to set legally binding targets to reduce nationwide emissions of carbon dioxide, methane, nitrous oxide and other so-called "greenhouse gases". Lexaria's exploration and production facilities and other operations and activities may emit a small amount of greenhouse gases, which may subject Lexaria to legislation regulating emissions of greenhouse gases. The Government of Canada has put forward a Climate Change Plan for Canada which suggests further legislation will set greenhouse gases emission reduction requirements for various industrial activities, including oil and gas exploration and production. Future federal legislation, together with provincial emission reduction requirements such as those proposed in Alberta's Bill 37: Climate Change and Emissions Management, may require the reduction of emissions or emissions intensity produced by a corporation's operations and facilities. The direct or indirect costs of these regulations may adversely affect the business of Lexaria.

Environmental Law

All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, provincial and local laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and natural gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants in the air, soil or water may give rise to liabilities to governments and third parties and may require Lexaria to incur costs to remedy such discharge. Although Lexaria will strive to maintain material compliance with current applicable environmental regulations, no assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect Lexaria's financial condition, results of operations or prospects. (See "Industry Conditions".)

Environmental Regulation

The oil and natural gas industry is currently subject to environmental regulations pursuant to a variety of provincial and federal legislation. Such legislation provides for restrictions and prohibitions on the release or emission of various substances produced in association with certain oil and gas industry operations. In addition, such legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. Compliance with such legislation can require significant expenditures and a breach of such requirements may result in suspension or revocation of necessary licenses and authorizations, civil liability for pollution damage and the imposition of material fines and penalties.

Environmental legislation in Alberta has been consolidated into the Alberta Environmental Protection and Enhancement Act (the "APEA"), which came into force on September 1, 1993. The APEA imposes stricter environmental standards, requires more stringent compliance, reporting and monitoring obligations and significantly increases penalties. Lexaria anticipates making increased expenditures of both a capital and an expense nature as a result of the increasingly stringent laws relating to the protection of the environment and will be taking such steps as required to ensure compliance with the APEA and similar legislation in other jurisdictions in which Lexaria operates. Lexaria believes that it is in material compliance with applicable environmental laws and regulations. Lexaria also believes that it is reasonably likely that the trend towards stricter standards in environmental legislation and regulation will continue.

The Mississippi State Oil and Gas Board (the "MSOGB") has primary regulatory authority over the drilling and operation of all oil, gas and injection wells drilled below the base of the underground source of drinking water. The responsibility of the MSOGB includes the issuance of permits to drill, work-over or change operator. The MSOGB monitors compliance with all reporting requirements including monthly production/injection reports and required NORM surveys. The MSOGB issues grants of authority to transport product. It also oversees financial responsibility requirements and the routine inspection of wells for compliance to all Board Rules and Regulations. The MSOGB also monitors spill reports and H2S contingency plans. Lexaria will comply with all required regulations within the State of Mississippi.

Industry Conditions

The oil and natural gas industry is subject to extensive controls and regulations governing its operations (including land tenure, exploration, development, production, refining, transportation and marketing) imposed by legislation enacted by various levels of government and with respect to pricing and taxation of oil and natural gas, by agreements among the governments of Canada and Alberta, which should be carefully considered by investors in the oil and gas industry. It is not expected that any of these controls or regulations will affect Lexaria's operations in a manner materially different than they would affect other oil and gas companies of similar size. All current legislation is a matter of public record and Lexaria is unable to predict what additional legislation or amendments may be enacted. Outlined below are some of the principal aspects of legislation, regulations and agreements governing the oil and gas industry.

Pricing and Marketing - Oil and Natural Gas

The price of oil is determined by negotiation between buyers and sellers. Such price depends in part on oil quality, prices of competing oils, distance to market, the value of refined products and the supply/ demand balance. Oil exporters are also entitled to enter into export contracts with terms not exceeding one year in the case of light crude oil and two years in the case of heavy crude oil, provided that an order approving such export has been obtained from the National Energy Board of Canada (the "NEB"). Any oil export to be made pursuant to a contract of longer duration (to a maximum of 25 years) requires an exporter to obtain an export license from the NEB and the issuance of such license requires the approval of the Governor in Council.

The price of natural gas is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Exporters are free to negotiate prices with purchasers, provided that the export contracts must continue to meet certain other criteria prescribed by the NEB and the Government of Canada. Natural gas exports for a term of less than 2 years or for a term of 2 to 20 years (in quantities of not more than 30,000 m3/day) must be made pursuant to a NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export license from the NEB and the issuance of such license requires the approval of the Governor in Council.

The government of Alberta also regulates the volume of natural gas that may be removed for consumption elsewhere based on such factors as reserve ability, transportation arrangements and market considerations.

The North American Free Trade Agreement

The North American Free Trade Agreement ("NAFTA") among the governments of Canada, United States of America and Mexico became effective on January 1, 1994. NAFTA carries forward most of the material energy terms that are contained in the Canada-United States Free Trade Agreement. Canada continues to remain free to determine whether exports of energy resources to the United States or Mexico will be allowed, provided that any export restrictions do not: (i) reduce the proportion of energy resources exported relative to domestic use (based upon the proportion prevailing in the most recent 36 month period); (ii) impose an export price higher than the domestic price; or (iii) disrupt normal channels of supply. All three countries are prohibited from imposing minimum export or import price requirements.

NAFTA contemplates the reduction of Mexican restrictive trade practices in the energy sector and prohibits discriminatory border restrictions and export taxes. The agreement also contemplates clearer disciplines on regulators to ensure fair implementation of any regulatory changes and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.

Provincial Royalties and Incentives

In addition to federal regulation, each province has legislation and regulations that govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of crude oil, natural gas liquids, sulphur and natural gas production. Royalties payable on production from lands other than Alberta government lands are determined by negotiations between the mineral owner and the lessee, although production from such lands is subject to certain provincial taxes and royalties. Alberta government royalties are determined by governmental regulation and are generally calculated as a percentage of the value of the gross production. The rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

From time to time the governments of the western Canadian provinces create incentive programs for exploration and development. Such programs often provide for royalty rate reductions, royalty holidays and tax credits, and are generally introduced when commodity prices are low. The programs are designed to encourage exploration and development activity by improving earnings and cash flow within the industry.

Regulations made pursuant to the Mines and Minerals Act (Alberta) provide various incentives for exploring and developing oil reserves in Alberta. Oil produced from horizontal extensions commenced at least 5 years after the well was originally spudded may also qualify for a royalty reduction. A 24-month, 8,000 m3 exemption is available to production from a well that has not produced for a 12 month period, if resuming production after February 1, 1993. As well, oil production from eligible new field and new pool wildcat wells and deeper pool test wells spudded or deepened after September 30, 1992 is entitled to a 12 month royalty exemption (to a maximum of $1 million). Oil produced from low productivity wells, enhanced recovery schemes (such as injection wells) and experimental projects is also subject to royalty reductions.

The Alberta government has also introduced a Third Tier Royalty with a base rate of 10% and a rate cap of 25% for oil pools discovered after September 30, 1992. The new oil royalty reserved to the Alberta government has a base rate of 10% and a rate cap of 30%. The old oil royalty reserved to the Alberta government has a base rate of 10% and a rate cap of 35%.

In Alberta, the royalty reserved to the Alberta government in respect of natural gas production, subject to various incentives, is between 15% and 30%, in the case of new gas, and between 15% and 35%, in the case of old gas, depending upon a prescribed reference or corporate average price. Natural gas produced from qualifying exploratory gas wells spudded or deepened after July 31, 1985 and before June 1, 1988 is eligible for a royalty exemption for a period of 12 months, up to a prescribed maximum amount. Natural gas produced from qualifying intervals in eligible gas wells spudded or deepened to a depth below 2,500 meters is also subject to a royalty exemption, the amount of which depends on the depth of the well.

In Alberta, a producer of oil or natural gas is entitled to a credit against the royalties payable to the Alberta government by virtue of the ARTC program. The ARTC rate is based on a price sensitive formula and the ARTC rate varies between 75% at prices at and below $100 per m3 and 25% at prices at and above $210 per m3. The ARTC rate is applied to a maximum of $2,000,000 of Alberta government royalties payable for each producer or associated group of producers. Government royalties on production from producing properties acquired from a corporation claiming maximum entitlement to ARTC will generally not be eligible for ARTC. The rate will be established quarterly based on the average "par price", as determined by the Alberta Department of Energy for the previous quarterly period.

On December 22, 1997, the Alberta government announced that it was conducting a review of the ARTC program with the objective of setting out better targeted objectives for a smaller program and to deal with administrative difficulties. On August 30, 1999, the Alberta government announced that it would not be reducing the size of the program but that it would introduce new rules to reduce the number of persons who qualify for the program. The new rules preclude companies that pay less than $10,000 in royalties per year and non-corporate entities from qualifying for the program. Such rules do not presently preclude Lexaria from being eligible for the ARTC program.

In November 2003, the Tax Act was amended to provide the following initiatives applicable to the oil and gas industry to be phased in over a five year period: (i) a reduction of the federal statutory corporate income tax rate on income earned from resource activities from 28 to 21%, beginning with a one percentage point reduction effective January 1, 2003, and (ii) a deduction for federal income tax purposes of actual provincial and other government royalties and mining taxes paid and the elimination of the 25% resource allowance. In addition, the percentage of ARTC that Lexaria will be required to include in federal taxable income will be 17.5% in 2005; 32.5% in 2006; 50% in 2007; 60% in 2008; 70% in 2009; 80% in 2010; 90% in 2011, and 100% in 2012 and beyond.

Land Tenure

Crude oil and natural gas located in the western provinces of Canada is owned predominantly by the respective provincial governments. Provincial governments grant rights to explore for and produce oil and natural gas pursuant to leases, licenses and permits for varying terms from two years and on conditions set forth in provincial legislation including requirements to perform specific work or make payments. Oil and natural gas located in such provinces can also be privately owned and rights to explore for and produce such oil and natural gas are granted by lease on such terms and conditions as may be negotiated.

Employment Agreements

We intend to use the services of sub-contractors for drilling on our properties.

We entered into a management service agreement with Leonard MacMillan on February 1, 2006 wherein he is reimbursed at the rate of $1,500 per month ($2,500 per month effective October 26, 2006). Under this agreement, Mr. MacMillan will provide management services to the Company, such duties and responsibilities to include the provision of management and consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and the supervision of office staff and exploration consultants. We may terminate this agreement with no prior notice based on a number of conditions. Mr. MacMillan may terminate the agreement at any time by giving 30 days written notice of their intention to do so.

We have entered into a consulting agreement with CAB Financial Services Ltd., (controlled by Chris Bunka) on October 26, 2006 wherein he is reimbursed at the rate of $2,500 per month. Under this agreement, Mr. Bunka provides the services of CEO, Chairman of the Board, and President to the Company, such duties and responsibilities to include the provision of management and consulting services, strategic corporate and financial planning, management of the overall business operations of the Company, and the supervision of office staff and exploration consultants. We may terminate this agreement with no prior notice based on a number of conditions. Mr. Bunka may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

We rely on our project Operators for their technical expertise and project management experience, and will, from time to time as necessary, will employ independent consultants to assist us with project evaluation.

ITEM 2.  DESCRIPTION OF PROPERTIES

On April 18, 2006 we began utilizing office space located at Suite 604 - 700 West Pender Street, Vancouver, British Columbia V6C 1G8, which facilities are provided to us at month-to-month rental of $770 per month from Hurricane Corporate Services.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

On July 31, 2006 the Company entered into a Loan Agreement with Chris Bunka and other existing shareholders of the Registrant, to loan the Registrant a total sum of $2,000,000 (of which $408,200 was later transferred to an arm's length party). The loan was unsecured, bore no interest and was payable on demand. On November 9, 2006, the Registrant converted the existing debt of $2,000,000 to equity by issuing 4,000,000 shares of common stock, priced at $0.50 per share, and 4,000,000 warrants, each warrant entitling the holder to purchase one common share at a price of $0.60, valid until November 9, 2009. This transaction was carried out pursuant to Section 4(2) of the Securities Act of 1933 for exemption from registration.

As of December 31, 2006 there were 49 shareholders of record of the Company's common stock. The common stock is trading on the National Association of Securities Dealers' OTC Bulletin Board under the symbol "LXRA". Set forth below are the ranges of the high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.

Date	High	Low
December 31, 2006	$0.83	$0.10

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends, although the Company is currently investigating whether it is feasible to pay any dividends.

SEC Rule 15g

Our Company's shares are covered by Rule 15g of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the SEC.

Management's Discussion and Analysis

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this registration statement.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a Nevada corporation incorporated on December 9, 2004. We are an exploration and development stage oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We are currently generating revenues from our business operations in Mississippi. We have acquired the right to explore the Strachan Hills oil and gas property in Alberta Canada and assumed a working interest in the Owl Creek Prospect, Oklahoma and the Palmetto Point oil and gas property in Mississippi USA. Our detailed business plan is discussed herein. (Please see "Business" and the information provided below.)

Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. We plan to acquire most of the industry and geological expertise we require through contractual relationships through third party contractual relationships with other companies, which will act as operators of our various interests. Although this exposes us to certain risks on behalf of those operators, it also allows us to participate in the often unique experience and knowledge that local persons have related to certain properties. We plan to continue our current business of acquiring interests in potentially high-impact oil and gas property interests that offer a high probability of being able to drill without significant time delays. In our North American interests, we also try to choose properties where, if drilling is successful, the wells could be quickly connected to infrastructure and thus, with success, brought into production as quickly as possible to generate cash flow as quickly as possible.

Most of our overhead expenses for the period from inception (December 9, 2004) and ending October 31, 2005 were for accounting, legal expenses and $40,439 in attempting to obtain a prospecting licence in Papua New Guinea. Our entire loss for the period was $75,722, which included $nil spent on exploration and property costs. For the period ending October 31, 2006, most of our overhead expenses were for accounting, auditing, and legal expenses. We are pleased with our financial results, including our ability to raise private capital that has allowed us to fund the 2006 drilling program, part of the 2007 drilling program, and remain in good standing on both our Mississippi and Alberta properties.

Alberta

During the period September 15, 2005 to October 31, 2005, we spent $218,739 as our share of the drilling and participation costs of the Alberta property. From November 1, 2005 to October 31, 2006, we spent $186,668 on the drilling, logging, initial completion efforts and participation costs of the Alberta property. Depending on the final results of this well, which has been completed but has not been sufficiently tested, and depending on the actions of our majority partners, we may have the opportunity to participate in the drilling of additional wells on this property in 2006 or beyond. Decisions related to the final completion of this well in Alberta are anticipated to be made in early 2007. Our expenditures during the 2005 and 2006 field programs met the minimum expenditures required to retain in good standing our participation in the Alberta property.

Mississippi.

Subsequent to October 31, 2005, we prepaid the full $700,000 required to fully fund our drilling obligations for our 2006 Phase I program in Mississippi. No further funds are required on this program and revenues are being generated. All ten wells in this program have been drilled. Eight of the wells are considered to have successfully encountered producible hydrocarbons, while two of those ten wells did not. As of December 31, 2006, four of the eight wells were producing natural gas, although at production rates lower than optimum due to a lack of compression capacity in the pipeline. Additional pipeline compression capacity is being installed and those four wells should subsequently begin producing higher rates of gas. Three of the other wells should be in production early in 2007 as pipeline connections are made, and one small well will be evaluated as to how best to possibly obtain production from it.

On September 22, 2006 we purchased a 20% interest in two wells previously drilled by Griffin & Griffin in Palmetto Point for a total cost of $70,000. These two wells are currently being connected to the pipeline and should be producing natural gas in early 2007.

On August 3, 2006, we entered into our Phase II agreement with Griffin & Griffin Exploration LLC, which covers an Area of Mutual Interest (AMI) exclusive to the participants, which includes 50 prospects for drilling of wells to depths sufficient to test prospectively producible hydrocarbons from the top of the Frio Formation to the bottom of the Wilcox Formation. From these 50 prospects, Griffin and Griffin and the participants will select all drill locations. We have contracted to assume a 40% gross interest in this AMI, meaning we are obligated to pay 40% of costs related to licensing, permitting, drilling, completing and all other related costs. This 50-well AMI is intended to be drilled in several stages. The first stage has a total cost of $4 million, of which Lexaria's pro rata share is $1.6 million. As of October 31, 2006 the Company has placed $400,000 in trust for the first stage; as of December 31, 2006 the Company placed a further $800,000 in trust; and the balance of $400,000 will be placed in trust in early in 2007. The Company has sufficient financial resources to completely fund it's $1,600,000 stage one commitment.

As of December 31, 2006, the first well in the Phase II, stage one program was successfully drilled and completed and entered into production, and the second well commenced drilling. We do not know how many wells will be drilled in this stage because the costs for each well varies, and the determination of which wells are to be drilled in which order will be based in part upon the success or failure of earlier drilled wells.

Oklahoma

On August 3, 2006, the Company entered an agreement to acquire a 7.5% working interest in the Owl Creek Prospect, Oklahoma. The operator is Ranken Energy Ltd. of 417 W. 18th Street, Suite 101, Edmond, Oklahoma. We paid $100,000 for a 7.5% interest and to participate in the Isbill #1-36 well. The Isbill #1-36 well was drilled and on September 11, 2006 the Company elected to abandon the well but reserved the right under the agreement to participate in future additional wells in the AMI in the Owl Creek Prospect.

Because of increased operational activity, our overhead, exploration and property costs rose for the period ending October 31, 2006. Exploration expenditures during 2006 were $101,178, We currently have sufficient funds to conduct our planned 2007 exploration program and to operate our company for the next 12 months.

We do not currently have sufficient funds to fund additional or accelerated corporate and exploration activities in the period during or beyond 12 months, but will endeavor to raise those funds if and as needed.

Purchase or Sale of Equipment

At this time we do not expect to purchase or sell any plant or significant equipment, other than that we are considering a 40% pro-rata purchase of a pipeline gathering system that could be beneficial in our Mississippi operations. No agreement of any kind towards such purchase currently exists.

Results of Operations: Alberta Property

Our company was formed on December 9, 2004. We acquired our oil and gas interest located in the Strachan Hills area of Alberta, Canada and commenced exploration on this property during 2005. By December 8, 2005 we had raised funds in the amount of $1,270,060 through private placements. During 2005 we commenced drilling operations on the Strachan property, which produced sufficiently encouraging results to justify the installation of well casing and testing. During 2006 we continued our exploration and development of our Strachan property, although we are a minority partner and are subject to the majority partner's intentions with regards to additional exploration, drilling or production at this property.

The well was originally planned to reach total drilling depth by early December 2005, but encountered an overstressed Wabamun formation before reaching total depth. Technical challenges in penetrating this zone were eventually successful, but also delayed the well completion and led to higher than originally budgeted costs.

Sustained high gas pressures of up to 10,000 per square inch have been encountered in the drill hole thus the hole has been cased and is now undergoing testing. It has been determined by the technical team that a testing program is needed which involves specialized high-penetration, low-diameter guns from the USA to determine the potential of any reserves. The operator, Rosetta Exploration, was purchased by a third party in 2006 and a decision will be made early in 2007 on whether they will continue to participate. Odin Capital, Inc., the Farm Out partner for Lexaria, has taken formal steps to take over the completion of the well under the provisions of the agreement. Lexaria will decide whether or how to participate in the completion of the well based upon the best information available at that time.

Results of Operations: Mississippi Property

We had no operations at our Mississippi property in 2005. In January 2006 we completed our Phase I interest acquisition. Griffin & Griffin Exploration L.L.C., our drilling program partner and operator, undertook the 2006 drilling program of ten (10) wells on the Palmetto Point property in Mississippi. Drilling of all ten wells took place between March and December, 2006. In total, $3,500,000 was raised by the Palmetto Point participants, including the $700,000 contribution for our 20% gross interest. The Palmetto Point Phase I, ten-well drilling program has been completed and our 20% interest fully paid for. As of December 31, 2006, two wells had been abandoned; one well produced some natural gas but is currently not in production; four wells are producing natural gas; and two wells are expected to begin production of natural gas early in 2007. The tenth well is expected to produce crude oil and testing should commence in early 2007. Additionally, three of the natural gas wells also indicated the presence of crude oil and could, after natural gas production is eventually exhausted, potentially produce oil at a later date. Because of the early success of this drill program, Lexaria entered an additional agreement for up to an additional 50 wells, in which it increased its gross interest to 40%., The first well in this expanded program was successfully drilled and completed and is in production, and the second well is being drilled as of December 31, 2006. The revenue received from these initial wells for the year ended October 31, 2006 was $20,307 (October 31, 2005 $0)

During the 2006 field program, drilling and development expenditures consisted of $840,000. Our obligation to pay property payments for all of 2005 was $nil. Operational overhead for all of 2006 was $8,574, and is expected to be at the same level for 2007, unless we are successful in our oil and gas exploration. If we successfully find and produce oil and gas, our overhead in Mississippi will be substantially higher, but it is not possible to determine to what extent it could be higher, until such time as our exploration drilling program is complete. If we are successful in our oil and gas exploration program, and if we discover and begin producing commercial quantities of oil or gas, then the cash flow generated from the sale of such oil or gas may or may not be sufficient to pay the undetermined higher overhead costs. We currently have sufficient funds to conduct our currently scheduled stage one 2007 exploration program, the majority of which is already prepaid, make scheduled property payments, and operate our company for the next 12 months.

Liquidity and Capital Resources

The Company had no operational revenue in 2005. Beginning in August, 2006, modest revenue of $20,307 has been realized from the sale of natural gas from our Mississippi wells. At October 31, 2005, we had $863,560 in cash. At October 31, 2006, we had $1,285,298 in cash and cash equivalents. We anticipate that our total operating expenses will be less than $300,000 for the next twelve months, of which we paid $30,000 subsequent to October 31, 2006. In the opinion of our management, available funds should satisfy our current working capital requirements up to October 31, 2007. As of October 31, 2005 our total assets were $1,100,513 and our total liabilities were $11,175. As of October 31, 2006, our total assets were $2,719,243 and our total liabilities were $2,014,688. On July 31, 2006, we entered into a loan agreement with four individuals wherein they loaned us $2,000,000 ( $408,200 of this amount was subsequently assigned to other arm's length parties by some of the original lenders.) On November 9, 2006 the entire debt was converted into equity by issuing 4,000,000 common shares and 4,000,000 warrants and as a result, as of December 31, 2006 we have no loans payable.

During the past twelve months we have examined a number of oil and gas exploration and development opportunities. In fiscal year 2005, we have submitted an application for an exploration license to Papua New Guinea, but as yet such license has not been awarded to us or any other party, to the best of our knowledge. We participated in a property in Oklahoma and consequently elected to abandon the well Isbill #1-36 with the right to participate in an area of mutual interest. We evaluated a number of North American based opportunities in which we declined to participate. We evaluated and agreed to participate in the properties we now identify as our Mississippi and Alberta properties and we raised sufficient funds from investors to allow us to fully fund our obligations.

In Mississippi we began drilling our ten (10) well program in March of 2006, and completed the drilling of this program in December 2006. Generally, each well took less than ten days to drill and not more than another ten days to analyze. Delays in our program are sometimes caused by unforeseen events, or by normal events such as inclement weather or poor availability of equipment or personnel. Our entire pro-rata share of expenses in this drill program, $700,000, has been paid.

Final testing of our first Strachan Hills well has not been completed. Our full share of all costs associated with acquiring our interest and drilling and casing the well have been paid. If production tests are successful, then we would expect to incur completion and tie-in costs to bring the well into production, of not more than $30,000 for our 4% share of costs. It has been determined by the technical team that a testing program is needed which involves specialized high-penetration, low-diameter guns from the USA to determine the potential of any reserves. The operator, Rosetta Exploration, was purchased by a third party in 2006 and a decision will be made early in 2007 on whether they will continue to participate. Odin Capital, Inc., the Farm Out partner for Lexaria, has taken formal steps to take over the completion of the well under the provisions of the agreement. Lexaria will decide whether or how to participate in the completion of the well based upon the best information available at that time.

Our legal, accounting and auditing fees in 2005 were $16,076, while in 2006 they were $106,013, the increase was caused by legal and accounting fees in relation to an SB-2 filing. We expect to incur not more than a total of $55,000 for legal, accounting and auditing fees in 2007. Operational overhead in 2005 was $35,283 and in 2006 was $166,683. The increase was caused by increases in legal and accounting fees due to a SB-2 filing; increases in rent to $6,166 (October 31, 2005 $0); increase in interest expense on loan payable due to deemed interest on the loan payable of $21,909 (October 31,2005 $0).

Based on the currently scheduled drilling programs and properties we are now participating in, in Alberta and in Mississippi, we do not anticipate requiring additional funds within the next 12 months. If, however, we participate in additional programs, we will require additional funds. We have already paid all of our pro rata costs for the drilling of the Strachan Hills well in Alberta. We have already paid all of the budgeted costs for our 20% interest in the 10-well drilling program in Mississippi. We do not anticipate any cost overruns. We have already paid, or have funds sufficient for, all of the budgeted costs of the stage one drilling program in Mississippi in which we have a 40% interest. We have written off our earlier application for an exploration license in Papua New Guinea, and do not at this time anticipate conducting any future business in Papua New Guinea.

In 2007 we expect to generate increasing revenue streams as a result of the successful drilling programs we have participated in within Mississippi. As of December 31, 2006, we do not have any of our wells producing at their highest potential, and for this reason we are not yet able to accurately determine the volumes of hydrocarbons that we might be able to sell. However in general terms, the Company feels that sufficient cash flow will be generated from oil and gas sales during 2007 to, at a minimum, more than cover all of the administrative and general operating costs of the company,. As more production information is created over time, the Company will be better able to determine whether sufficient cash flow could be generated to cover the costs of additional drilling programs, without the need to raise additional money.

Many factors can and will impact our ability to generate revenue, which have been listed as risk factors in our SEC filings from time to time. In the main, these include inclement weather which can affect our ability to drill or service wells; international prices for oil and gas, which we have no ability to influence; availability of crews to drill and to service or operate our exploration and production wells; natural decline rates of oil and gas wells, which could at any time degrade or eliminate the flow of natural gas or oil; lack of working capital which can prevent us from participating in additional drilling programs or prevent us from servicing existing wells; good working relationships with our third party operators and partners that allow us to continue participating in projects we deem to have merit; any of which can thus negatively affect our ability to generate revenue.

With regard to keeping our interest options in good standing, we are not obligated to make any cash payments on either our Mississippi or Alberta properties.

We cannot know if any of the current projects we are participating in will be successful, or to what degree they might be successful. The degree of success or failure in these projects will partly determine our need for capital in the future. If these projects are very successful and discover and produce commercially profitable quantities of oil or gas, then they may generate cash flow to help pay for future exploration activities. If the projects are successful, with our majority partners we may decide to conduct even larger future drilling programs, which would require significant additional cash contributions. If these projects are failures, then the funds we have spent to date will have produced no commercial benefit, and we will require additional funds to proceed with the advancement of our company on other as yet undefined projects. At this time we do not expect that our licence application in Papua New Guinea will be successful.

If we do not drill additional wells other than as already herein noted, we have sufficient cash to operate throughout 2007. If we wish to increase shareholder value through accelerated business activity, then we will likely have to raise additional cash through the sale of equity or the acquisition of debt. By December 31, 2005 we had raised $1,270,060 and we raised an additional $2,000,000 by December 31, 2006. We plan and endeavor to raise additional capital in 2007.

Recently Issued Accounting Standards

In December 2004, FASB issued Statement No. 153, "Exchange of Nonmonetary Assets". This statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for periods beginning after June 15, 2005. The adoption of this new accounting pronouncement does have a material impact on our financial statements, as we do not have any exchanges of nonmonetary assets.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for us as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have an impact on our financial statements.

The FASB has issued FIN 48 which prescribes rules for the financial statements accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company's fiscal 2007 year. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company's financial position, results of the operations, or cash flows.

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Oil and Gas Properties

We follow the full cost method of accounting for its oil and gas operations. Under this method, all cost incurred in the acquisition, exploration and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reverses.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the "full cost ceiling", the excess is expensed in the period such excess occurs. The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating cost, and an estimate of the value of unproved properties within the cost center.

Costs of oil and gas properties are amortized using the unit-of-production method upon the commencement of production. The significant unevaluated properties are excluded from costs subject to depletion.

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At October 31, 2006, the Company had no overproduced imbalances.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $ 583,979 since inception through October 31, 2006.

ITEM 7.  FINANCIAL STATEMENTS

Vellmer & Chang
 Chartered Accountants

505-815 Hornby Street
Vancouver, B.C., V6Z 2C2
Tel: 604-687-3776
Fax: 604-687-3778

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LEXARIA CORP.

(An exploration stage company)

We have audited the balance sheet of Lexaria Corp. ("the Company") (an exploration stage company) as at October 31, 2006 and the related statements of stockholders' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company's financial statements as of October 31, 2005 and the period from December 9, 2004 (inception) to October 31, 2005 in the statements of stockholders' equity, operations and cash flows, which were audited by other auditors whose report, dated January 25, 2006, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for the period from December 9, 2004 (inception) to October 31, 2005, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements refer to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from inception and has not generated revenue to date. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada "VELLMER & CHANG"
January 19, 2007 Chartered Accountants

Staley, Okada & Partners
CHARTERED ACCOUNTANTS

Suite 400 - 889 West Pender Street
Vancouver, BC Canada V6C 3B2
Tel 604 694-6070
Fax 604 585-8377
info@staleyokada.com
www.staleyokada.com

Report of Independent Registered Public Accounting Firm

To the Stockholders of Lexaria Corp.:

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations and has suffered losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Staley, Okada & Partners"

Vancouver, B.C.
January 25, 2005

STALEY, OKADA & PARTNERS
CHARTERED ACCOUNTANTS

Staley, Okada & Partners, with offices in Vancouver and Surrey, is a Member of MSI, a Network of Independent Professional Firms • A Member of the Institute of Chartered Accountants of British Columbia
A Partnership of Incorporated Professionals: L.M. Okada, Ltd., K.A. Scott, Ltd., J.M. Bhagirath, Ltd., L.W.D. Vickars, Ltd., G.S. Traher, Inc., D. Larocque, Ltd.

LEXARIA CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

LEXARIA CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Expressed in U.S. Dollars)
	OCTOBER 31 2006	OCTOBER 31 2005
ASSETS

Current
Cash and cash equivalents	$1,285,298	$863,560
Accounts receivable	11,733	-
Other receivable	1,726	-
Prepaid expenses and deposit	-	18,214

Total Current Assets	1,298,757	881,774

Capital assets, net	1,593	-

Oil and gas properties (Note 4)
Proved property	162,308	-
Unproved properties	1,256,585	218,739

	1,418,893	218,739

TOTAL ASSETS	$2,719,243	$1,100,513

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable	$1,688	$1,175
Accrued liabilities	13,000	10,000
Premium on loan payable (Note 5)	13,241
Loan payable (Note 5)	1,986,759	-

Total Current Liabilities	2,014,688	11,175

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
75,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
17,582,000 common shares at October 31, 2006
(and 16,882,000 common shares at October 31, 2005)	17,582	16,882
Additional paid-in capital	1,270,952	1,148,178
Deficit accumulated during the exploration stage	(583,979)	(75,722)
Total Stockholders' Equity	704,555	1,089,338

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,719,243	1,100,513
The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
DECEMBER 9, 2004 (inception) TO OCTOBER 31, 2006
(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	STOCK TO BE ISSUED AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING EXPLORATION STAGE	TOTAL STOCKHOLDERS' EQUITY
Issuance of common stock for cash at
$0.01 per share
Issued June 9, 2005	6,766,000	$6,766	$-	$60,894	$-	$67,660
Issued August 23, 2005	3,000,000	3,000	-	27,000	-	30,000

Issuance of common stock for cash at
$0.15 per share
Issued June 9, 2005	5,416,000	5,416	-	806,984	-	812,400
Stock to be issued	1,700,000	-	1,700	253,300	-	255,000

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(75,722)	(75,722)

Balance, October 31, 2005	16,882,000	15,182	1,700	1,148,178	(75,722)	1,089,338

Issuance of common stock for cash at
$0.15 per share
Stock issued - December 8, 2005	-	1,700	(1,700)	-	-	-
Issued December 8, 2005	700,000	700	-	104,300	-	105,000

Amortization of premium on loan	-	-	-	18,474	-	18,474
payable - related party (note 6)

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(508,257)	(508,257)

Balance, October 31, 2006	17,582,000	$17,582	$-	$1,270,952	$(583,979)	$704,555

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
	FOR THE YEAR ENDED OCTOBER 31, 2006	12/9/2004 (INCEPTION) TO OCTOBER 31, 2005	CUMULATIVE PERIOD FROM INCEPTION 12/9/2004TO OCTOBER 31, 2006
Revenue
Natural gas and oil revenue	$20,307	-	$20,307

Cost of revenue
Natural gas and oil operating costs	8,574	-	8,574
Depletion	84,746	-	84,746
	93,320	-	93,320

Gross profit	(73,013)	-	(73,013)

Expenses
Accounting and audit	57,562	13,000	70,562
Bank charges and exchange loss	2,813	147	2,960
Consulting (note 6)	15,500	15,000	30,500
Depreciation	448	-	448
Fees and Dues	9,840	3,976	13,816
Interest expense from loan payable (note 5)	21,909	-	21,909
Legal	48,451	3,076	51,527
Office and miscellaneous	576	84	660
Rent	6,166	-	6,166
Travel	3,418	-	3,418
Write off or down of oil and gas property	278,120	40,439	318,559

	444,803	75,722	520,525

(Loss) for the period before other income	(517,816)	(75,722)	(593,538)

Other Income
Interest income	6,124	-	6,124
Amortization of premium on loan payable (note 5)	3,435	-	3,435

Net (loss) for the period	$(508,257)	$(75,722)	$(583,979)

Basic and diluted (loss) per share	$(0.03)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding
- Basic and diluted	17,549,397	6,109,840	12,134,882

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
	OCTOBER 31, 2006	12/9/2004 (INCEPTION)TO OCTOBER 31, 2005	CUMULATIVE PERIOD FROM INCEPTION 12/9/2004TO OCTOBER 31, 2006
Cash flows used in operating activities
Net loss	$(508,257)	$(75,722)	$(583,979)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	448	-	448
Depletion	84,746	-	84,746
Oil and gas property written off or down	242,946	-	242,946
Impairment of oil and gas acquisition cost	-	40,439	40,439
Accredited interest on loan payable (note 5)	21,909		21,909
Amortization of premium on loan payble (note 5)	(3,435)		(3,435)

Change in operating assets and liabilities:

Accounts receivable	(11,733)	-	(11,733)
Other receivable	(1,726)	-	(1,726)
Prepaid expenses and deposit	18,214	(18,214)	-
Accounts payable	513	1,175	1,688
Accrued liabilities	3,000	10,000	13,000
Net cash used in operating activities	(153,375)	(42,322)	(195,697)
Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(1,527,846)	(259,178)	(1,787,024)
Purchase of computer equipment	(2,041)	-	(2,041)
Net cash used in investing activities	(1,529,887)	(259,178)	(1,789,065)
Cash flows from financing activities
Loan payable (note 5)	2,000,000	-	2,000,000
Proceeds from issuance of common stock	105,000	1,165,060	1,270,060
Net cash from financing Activities	2,105,000	1,165,060	3,270,060
Increase (Decrease) in cash and cash equivalents	421,738	863,560	1,285,298
Cash and cash equivalents, beginning of period	863,560	-	-
Cash and cash equivalents, end of period	$1,285,298	$863,560	$1,285,298

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
October 31, 2006
(Expressed in U.S. Dollars)

Incorporation and Continuance of Operations

The Company was formed of December 9, 2004 under the laws of the State of Nevada and commenced operations on December 9, 2004. The Company is an exploration stage, independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties in the United states and Canada. The company's entry into the oil and gas business began on February 3, 2005.

The Company has an office in Vancouver, B.C., Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an operating loss and required additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from this uncertainty.

Development Stage Risk and Liquidity

Development Stage Accounting

Lexaria is an exploration and development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States and Canada. On September 23, 2005 the Company acquired a 4% Farmin Interest in a well which is being drilled on a property in Alberta, Canada. The Company also paid a fee of $40,439 to the Department of Petroleum and Energy, Papua, New Guinea for an Application for a Prospecting Petroleum License (APPL). To date no license has been granted (Note 4). The Company has subsequently acquired other working interests in wells in the United States.

Management plans to seek additional capital through private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the company cannot continue in existence.

Development Stage

Lexaria is subject to several categories of risk associated with its development stage activities. Natural gas and oil exploration and production is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on the Company's prospects are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories: access and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

Significant Accounting Policies

(a) Principles of Accounting

These financials statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

(b) Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At October 31, the Company had no overproduced imbalances.

(c) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2006, cash equivalents include a short term deposit of $1,000,000.

(d) Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of October 31, 2006, we had approximately $1,198,157 (2005: $778,605) in a bank beyond insured limits.

(e) Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the future net revenues from proved reserves, based on current economic and operating conditions.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

Cost related to site restoration programs are accrued over the life of the project.

(f) Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(g) Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended October 31, 2006.

(h) Capital Assets

The Capital asset represents computer equipment which is carried at cost and is amortized over its estimated useful life of 3 years straight-line. Computer equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

(i) Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No.128 "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities.

(j) Foreign Currency Translations

The Company's operations are in the United States of America and it has an office in Canada. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense that was acquired in a foreign currency is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

(k) Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts receivable, other receivable, accounts payable, accrued liabilities and loan payable. Fair values were assumed to approximate carry values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuation of the currency in which the Company operates and the U.S. dollars.

(l) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

(m) Long-Lived Assets Impairment

Long-term assets of the Company are reviewed for impairment when circumstances indicate the carrying value may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the impairment or Disposal of Long-Lived Assets. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(n) Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of October 31, 2006.

(o) Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Stockholders' Equity (Deficiency) and Comprehensive Income. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

The Company has no elements of "other comprehensive income" for the period ended October 31, 2006.

(p) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from the fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement does not impact the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based payment." The revised statement eliminates the ability to account for share-based compensation transactions using APB No. 25. This statement instead requires that all share-based payments to employees be recognized as compensation expense in the statement of operations based on their fair value over the applicable vesting period. The provisions of this statement are effective for fiscal years beginning after December 15, 2005. The adoption of this statement does not have an impact on the Company's financial statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This pronouncement replaces APB Opinion 20 "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement when that pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. The prior pronouncement required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new accounting principle. The effect of this pronouncement is that future accounting changes, generally, will not have an effect on the current period income statement.

The FASB has issued FIN 48 which prescribes rules for the financial statements accounting for uncertainty in income tax positions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in all jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. The criteria for asset recognition is that it is more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes is the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for the Company's fiscal 2007 year. The Company does not anticipate the adoption of FIN 48 will have a material impact on the Company's financial position, results of the operations, or cash flows.

3. Capital Stock

(a) Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.

Share Issuances

Since the commencement of operations of the Company (December 9, 2004) to October 31, 2006, the Company issued 9,766,000 and 7,816,000 common shares at $0.01 and $0.15 per share respectively. The Company has received paid subscriptions for 1,700,000 common shares at $0.15 on October 13, 2005 and for 700,000 common shares at $0.15 on December 8, 2005. Total cash proceeds were $1,270,060 comprising $17,582 for par value shares and $1,252,478 for additional paid in capital. 1,700,000 of the above notes shares were paid for during the fiscal year ended October 31, 2005, but actual share certificates were not issued until December 8, 2005.

The 9,766,000 shares at $0.01 per share were subscribed for by shareholders wishing to participate in the founding of the Company. These subscriptions covered the period from inception to December 23, 2004 with 6,766,000 and 3,000,000 shares being issued on June 9, 2005 and August 23, 2005 respectively.

Subsequent to December 23, 2004, the directors decided that, following the application for the Papua New Guinea petroleum prospecting license on February 3, 2005, which the directors at that time felt the Company had a good chance of being granted, and having reached the decision to participate in the oil and gas exploration sector in general, the directors increased the price for subsequent subscribers to $0.15 per share. Thus all subscription agreements for shares priced at $0.15 per share took place between February 5005 and December 2005.

There were no differences in rights and privileges of the two groups of common stockholders.

4. Oil and Gas Properties

Proved property, Palmetto Point Prospect, Mississippi, USA

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000. Concurrent with signing the Company paid $220,000 and on January 17, 2006 the company paid the remaining $480,000. As of October 31, 2006, four wells were found to be proved wells.

Properties	Cost	Accumulated Depletion	Write down	October 31, 2006	October 31, 2005
Palmetto Point Prospect (4 wells)	$ 280,000	$ (84,746)	$ (32,946)	$ 162,308	$ -

During the fiscal year 2006, the Management of the Company wrote down $32,946 to its recoverable amount in accordance with SFAS No. 144.

(b) Unproved Properties

Properties	Cost		Write off	October 31, 2006	October 31, 2005
$ Strachan Prospect Palmetto Point Prospect (6 wells)	405,407 420,000	$	- (210,000)	$ 405,407 210,000	$ 218,739 -
Palmetto Point Prospect (2 wells)	140,000		-	140,000	-
Owl Creek Prospect Owl Creek Prospect (Isbill #1-36)	101,178 35,174		- (35,174)	101,178 -	- -
Mississippi and Louisiana	400,000		-	400,000	-
$ Total	1,501,759		$(245,174)	$ 1,256,585	$ 218,739

(1) Strachan Leduc Reef, Alberta, Canada

On September 23, 2005, the Company entered into an agreement to participate in the Strachan Leduc Reef Farm-In in Alberta, Canada. The Company issued a payment of $218,739. (CDN $253,977) for a 4% participation in the costs of Strachan Leduc Reef Farm-In. In addition, on January 9, 2006, the Company paid an amount $57,137, February 51, 2006 paid an amount of $56,511, April 10, 2006 paid an amount of $15,614, June 5, 2006 paid an amount of $38,353 and July 21, 2006 paid an amount of $19,054 to Odin Capital Inc. for required supplemental funds due to well hole problems. The Company will earn on completion, capped or abandoned with respect to the well to be drilled at 14 of 9-38-9-W5M the following:

(i) In the Spacing Unit for the Earning Well:

a. A 2.000% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the formation; and

b. A 4.000% interest in the natural gas in the Leduc formation before payout subject to payment of the Overriding Royalty which is convertible upon payout at royalty owners option to 50% of the Farmee's Interest;

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

As at October 31, 2006, the Company has made accumulated expenditures of $405,407 on its Leduc Farm-in.

Palmetto Point Prospect, Mississippi, USA

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000. Concurrent with signing the Company paid $220,000 and January 17, 2006 the Company paid the remaining $480,000. As of October 31, 2006, four wells were found to be proved wells (within the four wells, the Company wrote down $32,946 to its recoverable amount in accordance with SFAS No. 144), and three wells were written off. One well was written off due to uneconomic life, and the other two wells were written off due to no apparent gas or oil shows present.

On September 22, 2006, the Company elected to participate in additional two well program in Mississippi owned by Griffin & Griffin Exploration and paid $140,000.

(3) Owl Creek Prospect, Oklahoma, USA

On August 3, 2006, the Company agreed to purchase a 7.5% working interest in the Owl Creek Prospect for the purchase price of $100,000. This agreement include the right to participate at a 7.5% working interest in all future wells drilled on a total of 1,080 acres surrounding the Powell #1 and #2, but does not include "dry hole or completion costs" of the future wells. In addition, the Company has the right to participate in any Areas of Mutual Interest that may be acquired by the Owl Creek Prospect participants.

As at October 31, 2006, the Company has made accumulated expenditures of $101,178.

The Company also elected to participate in Isbill #1-36 on August 3, 2006. Isbill #1-36 was abandoned on September 11, 2006, and costs amounted to $35,174 was charged to the income statement.

(4) Mississippi and Louisiana, USA

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

The Company has agreed to pay 40% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 32% of all production from all producible zones to the base of the Frio formation (Frio Targets); and, 30% of all production to the base of he Wilcox formation (Wilcox Targets). All working interests will be registered in the name of Lexaria Corp.

The Joint Participation Agreement and Joint Lands Agreements are between Lexaria Corp. and Griffin & Griffin Exploration LLC (G&G) of Jackson, Mississippi.

(5) Papuea New Guinea, USA

On February 3, 2005 the Company made an application for a Petroleum Prospecting License (APPL 264) to the Department of Petroleum and Energy, Papua New Guinea. The application has not been approved as of October 31, 2006. All costs associated with the application have been expensed as there is no certainty the Company will acquire a Petroleum Prospecting License nor that the funds will be returned if no Petroleum Prospecting License is granted. The Company has written off the application fee in 2005.

5. Loan Payable

On July 31, 2006, the Company made an unsecured loan agreement in the amount of $2,000,000 between four separate shareholders and one arm's length party repayable on demand, but in no event shall demand be made on or before November 30, 2006. However, the Company is entitled to prepay at any time the whole or any part of the principal amount of the loan. The Company agrees to pay the principal amount of the loan on or before November 30, 2006. The loan will not bear interest. The Company calculated the premium on loan payable and the net present value of loan payable by applying 8% interest rate, which was based on a T-bill rate of 4.18% plus a risk premium. Total premium at the date of fund received was $35,150 and is amortized using interest method. The net present value of the loan payable at the date of fund received was $1,964,850. Total premium as of October 31, 2006 was $13,241. The net present value of the loan payable as of October 31, 2006 was $1,986,759. Total interest expense was $21,909. As October 31, 2006, the amortization of premium on loan payable for related parties was $18,474 which was included in the additional paid-in capital, and for non related party was $3,435 which was included in the current period.

6. Income Taxes

The Company's provision for income taxes comprise of the following:

	2006	2005
Current Tax Provision	$ Nil	$ Nil
Deferred Tax Provision	$ Nil	$ Nil
Tax Expense	$ Nil	$ Nil

Rate Reconciliation

Income taxes vary from the amount that would be computed by applying the statutory federal income tax rate of 35% for the following reasons:

	2006	2005
U.S. Federal Statutory Rate	$ (177,890)	$ (26,503)
Change in Valuation Allowance	$ 177,890	$ 26,503
Tax Expenses	$ Nil	$ Nil

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

Deferred Tax Assets:	2006	2005
Net Operating Loss Carry forward	$ 26,503	$ Nil
Net Operating Loss	$ 32,183	$ 23,003
Oil and Gas Depletion	$ 29,661	$ Nil
Write off of Oil and Gas Property	$ 111,496	$ Nil
Accruals	$ 4,550	$ 3,500
Valuation Allowance	$ 204,393	$ 26,503
Net Deferred Tax Assets	$(204,393)	$(26,503)
	$ Nil	$ Nil

Changes in the valuation allowance relate primarily to net operating losses, resources expenditures and others which are not currently recognized. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising there from because at this time management believes it is more likely than not that the benefits will not be realized in future year.

For tax purpose, as of October 31, 2006, the Company has operating loss carry forwards of approximately $583,979 which expire in 2025 through 2026

7. Related Party Transactions

In the year ended October 31, 2006, the Company incurred $13,500 (October 31, 2005: $Nil) of consulting fee to its president.

A portion of the loan payable in the amount of $1,591,350 was from the related parties. The interest rate earned on the money paid out was 8%, which was based on a T-bill rate of 4.18% plus a risk premium. The amortization of premium on loan payable in connection with the related parties in the amount of $18,474 was included in the additional paid-in capital.

8. Segmented Information

The Company's business is considered as operating in one segment (North America) based upon the Company's organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company's assets by geographical location are as follows:

Assets by geographical location	2006	2005
Canada	$1,705,757	$1,100,513
United States	1,013,486
Total	$2,719,243	$1,100,513

Subsequent Events

On November 9, 2006, the Company has settled existing loan payable of $2 million with its equity. Four million shares, priced at $0.50 per common share; and 4 million warrants, each warrant entitling the holder to purchase one common share at a price of $0.6 valid until November 9, 2009, have been issued to the former debt-holders.

All shares and warrants issued are restricted under applicable securities rules. As at November 9, 2006, Lexaria Corp. has 21,582,000 shares issued and outstanding and 4,000,000 warrants issued and outstanding.

LEXARIA CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEET

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

LEXARIA CORP
(An exploration stage company)
Balance Sheet
As At October 31, 2005
(Expressed in U.S. Dollars)
ASSETS
Current
Cash and cash equivalents Prepaids and Deposits	$863,560 18,214
Total Current Assets	881,774
Oil and gas properties (Note 4)	218,739
TOTAL ASSETS	$1,100,513
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable	$1,175
Accrued liabilities	10,000
Total Current Liabilities	11,175
STOCKHOLDERS' EQUITY
Share Capital
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 16,882,000 common shares	16,882
Additional paid-in capital	1.148,178
Deficit accumulated during the exploration stage	(75,722)
Total Stockholders' Equity	1,089,338
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,100,513

The accompanying notes are an integral part of these financial statements

LEXARIA CORP
(An exploration stage company)
Statement of Stockholders' Equity
December 9, 2004 (commencement of operations) to
October 31, 2005
(Expressed in U.S. Dollars)
	Common stock
			Stock to be issued	Additional Paid-in Capital	Deficit accumulated during exploration stage	Total Stockholders' Equity
	Shares	Amount	Amount	Amount
Issuance of common stock for cash at $0.01 per share
Issued June 9, 2005	6,766,000	$6,766		$60,894		$67,660
Issued August 23, 2005	3,000,000	3,000		27,000		30,000

Issuance of common stock for cash at $0.15 per share
Issued June 9, 2005	5,416,000	5,416		806,984		812,400
Stock to be issued (Note 3 b)	1,700,000		$1,700	253,300	-	255,000
Loss for the period				-	(75,722)	(75,722)
Balance October, 31, 2005	16,882,000	$15,182	$1,700	$1,148,178	$(75,722)	$1,089,338

The accompanying notes are an integral part of these financial statements

F-3

LEXARIA CORP
(An exploration stage company)
Statement of Operations
December 9, 2004 (commencement of operations) to
October 31, 2005
(Expressed in U.S. Dollars)
Cumulative from commencement of operations (December 9, 2004) to October 31, 2005
Expenses
Accounting and auditing	$13,000
Bank charges and exchange loss	147
Consulting	15,000
Legal	3,076
Licences, fees and dues	3,976
Office and miscellaneous	84
Impairment of oil and gas property acquisition cost (Notes 1, 4a)	40,439

Loss for the period	$(75,722)
Loss per share
- basic and diluted	$(0.01)
Weighted average number of
common shares outstanding
- basic and diluted	6,109,840

The accompanying notes are an integral part of these financial statements

LEXARIA CORP
(An exploration stage company)
Statement of Cash Flows
December 9, 2004 (commencement of operations) to October 31, 2005
(Expressed in U.S. Dollars)
		Cumulative from commencement of operations (December 9, 2004) to October 31, 2005
Cash flows used in operating activities
(Loss) for the period		$(75,722)
Changes in non cash working capital
Prepaids and deposits		(18,214)
Accounts payable		1,175
Accrued liabilities		10,000
Impairment of oil and gas acquisition cost		40,439
		(42,322)
Cash flows from investing activities
Oil and gas property acquisition and exploration costs	- Alberta	(218,739)
Oil and gas property acquisition cost	- New Guinea	(40,439)
		(259,178)
Cash flows from financing activities
Proceeds from issuance of common stock		1,165,060
Net Increase In Cash		$863,560
Cash position, beginning of period		-
Cash and cash equivalents, end of period		$863,560
Supplemental Cash flow disclosure
Non-cash investing activities		-
Non-cash financing activities		-
Cash paid for interest		-

The accompanying notes are an integral part of these financial statements

LEXARIA CORP
(An exploration stage company)
Notes to the Financial Statements
October 31, 2005
(Expressed in U.S. Dollars)

1. Incorporation and Continuance of Operations

The Company was formed of December 9, 2004 under the laws of the State of Nevada and commenced operations on December 9, 2004. The Company is an exploration stage, independent natural gas and oil company engaged in the acquisition, development and exploration of oil and gas properties in New Guinea and Alberta, Canada. The company's entry into the oil & gas business began on February 3, 2005.

The Company has an office in Vancouver, Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an operating loss and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from this uncertainty.

The Company has not generated any operating revenues to date.

Development Stage Risk and Liquidity

Development Stage Accounting

Lexaria Is a development stage enterprise engaged in the exploration for and production of natural gas and oil in Alberta, Canada. On September 23, 2005 the Company acquired a 4% Farmin Interest in a well which is being drilled on a property in Alberta, Canada. As of the first fiscal period ended October 31, 2005, the Company has incurred a cost of $218,738 for its share of the expected drilling cost of the first hole. The Company also paid a fee of $40,439 to the Department of Petroleum and Energy, Papua, New Guinea for an Application for a Prospecting Petroleum License (APPL). To date no license has been granted. (Note 4)

Management plans to seek additional capital through private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the company cannot continue in existence.

Development Stage

Lexaria is subject to several categories of risk associated with its development state activities. Natural gas and oil exploration and production is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on the Company's prospects are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories: access and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

LEXARIA CORP
(An exploration stage company)
Notes to the Financial Statements
October 31, 2005
(Expressed in U.S. Dollars)

2. Significant Accounting Policies

(a) Principles of Accounting

These financials statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

(b) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of October 31, 2005, cash and cash equivalents consist of cash only.

(c) Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of October 31, 2005, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of October 31, 2005, all of the Company's oil and gas properties were unproved and were excluded from amortization. At October 31, 2005, management believes none of the Company's unproved oil and gas properties reflected on the balance sheet were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the future net revenues from proved reserves, based on current economic and operating conditions.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

Costs related to site restoration programs are accrued over the life of the project.

LEXARIA CORP
(An exploration stage company)
Notes to the Financial Statements
October 31, 2005
(Expressed in U.S. Dollars)

(d) Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(e) Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended October 31, 2005.

(f) Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No.128 "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities.

(g) Foreign Currency Translations

The Company's operations are in the United States of America and it has an office in Canada. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense that was acquired in a foreign currency is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. All cash balances are held in US dollars and no foreign exchange currency translation is required.

(h) Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the U.S. dollars.

LEXARIA CORP
(An exploration stage company)
Notes to the Financial Statements
October 31, 2005
(Expressed in U.S. Dollars)

(i) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

(j) Long-Lived Assets Impairment

Long-term assets of the Company are reviewed for impairment when circumstances indicate the carrying value may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the impairment or Disposal of Long-Lived Assets. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(k) Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of October 31, 2005.

(l) Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

The Company has no elements of "other comprehensive income" for the period ended October 31, 2005.

(m) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from the fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement does not impact the Company's financial statements.

LEXARIA CORP
(An exploration stage company)
Notes to the Financial Statements
October 31, 2005
(Expressed in U.S. Dollars)

(m) New Accounting Pronouncements (Cont'd)

In December 2004, The FASB issued SFAS No. 123(R), "Share-Based payment." The revised statement eliminates the ability to account for share-based compensation transactions using APB No. 25. This statement instead requires that all share-based payments to employees be recognized as compensation expense in the statement of operations based on their fair value over the applicable vesting period. The provisions of this statement are effective for fiscal years beginning after December 15, 2005. The adoption of this statement does not have an impact on the Company's financial statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This pronouncement replaces APB Opinion 20 "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement when that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle. The prior pronouncement required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new accounting principle. The effect of this pronouncement is that future accounting changes, generally, will not have an effect on the current period income statement.

3. Capital Stock

(a) Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.

(b) Share Issuances

Since the commencement of operations of the Company (December 9, 2004) to October 31, 2005, the Company issued 9,766,000 and 5,416,000 common shares at $0.01 and $0.15 per share respectively and the Company has received paid subscriptions for 1,700,000 common shares at $0.15 on October 13, 2005. Total cash proceeds were $1,165,060 comprising $16,882 for par value shares and $1,148,178 for additional paid in capital. 1,700,000 of the above noted shares were paid for during the fiscal year ended October 31, 2005, but actual share certificates were not issued until December 8, 2005.

The 9,766,000 shares at $0.01 per share were subscribed for by shareholders wishing to participate in the founding of the Company. These subscriptions covered the period from inception to December 23, 2004 with 6,766,000 and 3,000,000 shares being issued on June 9, 2005 and August 23, 2005 respectively.

LEXARIA CORP
(An exploration stage company)
Notes to the Financial Statements
October 31, 2005
(Expressed in U.S. Dollars)

(b) Share Issuances (Cont'd)

Subsequent to December 23, 2004, the directors decided that, following the application for the Papua New Guinea petroleum prospecting license on February 3, 2005, which the directors at that time felt the Company had a good chance of being granted, and having reached the decision to participate in the oil and gas exploration sector in general, the directors increased the price for subsequent subscribers to $0.15 per share. Thus all subscription agreements for shares priced at $0.15 per share took place between February 5005 and December 2005.

There were no differences in rights and privileges of the two groups of common stockholders.

4. Oil and Gas Properties

(a) On February 3, 2005 the Company made an application for a Petroleum Prospecting License (APPL 264) to the Department of Petroleum and Energy, Papua New Guinea. The application has not been approved as of October 31, 2005. Per correspondence dated October 21, 2005 received by the Company from the government of Papua New Guinea (the Department of Petroleum and Energy, Petroleum Division) the Company was informed that its application was found to compete with an application of another unrelated company. Consequently the Company is not likely to be granted a license. As at October 31, 2005 and January 25, 2006, the Company has been unable to determine if all or a portion of its application fee is refundable or whether it can be applied to a new application. All costs associated with the application have been expensed as there is no certainty the company will acquire a Petroleum Prospecting License nor that the funds will be returned if no Petroleum Prospecting License is granted.

(b) On September 23, 2005, the Company entered into an agreement to participate in the Strachan Leduc Reef Farm-In in Alberta, Canada. The Company issued a payment of $218,738.26 (CDN $253,977) for a 4% participation in the costs of Stachan Leduc Reef Farm-In. The Company will earn on completion, capped or abandoned with respect to the well to be drilled at 14 of 9-38-9-W5M the following:

(i) In the Spacing Unit for the Earning Well:

a 2.000% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the formation; and

a 4.000% interest in the natural gas in the Leduc formation before payout subject to payment of the Overriding Royalty which is convertible upon payout at royalty owners option to 50% of the Farmee's Interest;

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

On January 9, 2006, the Company paid an amount of $57,135.20 to Odin Capital Inc. for required supplemental funds due to well hole problems.

LEXARIA CORP
(An exploration stage company)
Notes to the Financial Statements
October 31, 2005
(Expressed in U.S. Dollars)

(c) On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a drilling program owned by Griffin & Griffin Exploration for $700,000. Concurrent with signing the Company paid $220,000 and January 17, 2006 the company paid the remaining $480,000.

5. Related party transactions

There were no related party transactions during the fiscal period ended October 31, 2005.

6. Segmented Information

During the period ended October 31, 2005, the Company applied for a Petroleum Prospecting License in Papua, New Guinea (Note 4a). As at January 25, 2006 no license had been granted and the Company chose to expense the application fee of $40,439 as there is no certainty of either obtaining a license or a refund. Consequently, as at October 31, 2005, the Company operates in a single jurisdiction, being Alberta, Canada, and a single business segment, being oil and gas exploration.

7. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have incurred net operating losses of approximately $75,222, that will expire in 2025. Pursuant to SFAS No. 109 we are required to compute tax assets benefits for net operating loss carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at October 31, 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below

October 31, 2005
Net loss	$75,222

U.S. Federal Statutory Rate	35%
Deferred tax asset	26,328
Valuation Allowance	(26,328)
Net deferred tax asset	$-

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the most recent evaluation as of the end of the period covered by this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting. The Company is presently unable to provide segregates of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short-term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE COMPANY

Officers and Directors

Each of our directors is elected by stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:
Full Name and Resident Address	Age	Positions
Christopher Bunka Kelowna, British Columbia, Canada	46	Chairman, President, Chief (Principal) Executive Officer & Director
Leonard MacMillan Vancouver, British Columbia, Canada	57	Vice-President Corporate Development & Director
Diane Rees Vancouver, British Columbia, Canada	50	Chief Financial Officer, (Principal Accounting Officer), Secretary, Treasurer & Director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Chris Bunka, Director, Chairman, Chief (Principal) Executive Officer & President

Mr. Bunka has served as one of our directors since November 2004 and our Chairman, President and Chief Executive Officer since October 26, 2006. Mr. Bunka has devoted approximately 25% of his professional time to our business and intends to continue to devote this amount of time in the future, or more as required.

Since 1988 Mr. Bunka has been Chief Executive Officer of CAB Financial Services Ltd., a private holding company located in Kelowna, Canada. He is a venture capitalist and corporate consultant. He is also a business commentator and has provided business updates to Vancouver radio station CKWX from 1998 to present. He has also written business and investment articles published in various North American publications.

From 1999 to 2002, Mr. Bunka was President and CEO of Secure Enterprise Solutions (symbol SETP-OTC) (formerly Newsgurus.com, symbol NGUR-OTC). The company subsequently changed its name to Edgetech Services and trades on the OTC with the symbol EDGH. Newsgurus.com was a web-based media company. Secure Enterprise Solutions moved into Internet-based computer security products and services and was subsequently purchased by Edgetech Services.

Leonard MacMillan, Director & Vice-President of Corporate Development

Mr. MacMillan has served as one of our directors since November 2004 and as our Vice-President of Corporate development since October 26, 2006. Mr. MacMillan has devoted approximately 15% of his professional time to our business and intends to continue to devote this amount of time in the future, or more as required.

Mr. MacMillan is an experienced businessman with over 20 years of experience in providing solutions to complex financial marketing and communications to early stage private and public companies. Mr. MacMillan has worked in a variety of business sectors, assisting in the raising of growth capital through a network of high net-worth individuals, investment bankers and brokerage firms throughout Canada, USA, Europe and Asia.

Mr. MacMillan works closely with management and directors to achieve the financial access necessary for our company to realize the success of our business model. Mr. MacMillan has operated as principal, director and/or managing director of Leonard MacMillan & Associates, Lentec Capital Corporation, and Resource Management Associates. Mr. MacMillan was educated in Vancouver, Switzerland and Belgium. His primary education is in the fields of marketing, corporate finance and communications.

Diane Rees, Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer

Chief Financial Officer, (Principal Accounting Officer), Secretary, Treasurer & Director

Ms. Rees has served as our Chief Financial Officer, (Principal Accounting Officer), Secretary, Treasurer & Director since December 9, 2004. Ms. Rees has devoted approximately 5% of her professional time to our business and intends to continue to devote this amount of time in the future or more as required.

From 1997 to present she has been a project co-ordinator at Karmel Capital Corporation, a private company located in Vancouver, British Columbia. Ms. Rees took the Canadian Securities Course in 1985, accounting, data processing, law, economics and business math courses at the University of British Columbia and correspondence from 1979 to 1981, and business finance, management in industry and principals of supervision courses at the B.C. Institute of Technology from 1982 to 1984.

Committees of the Board

We do not have an audit or compensation committee at this time.

Family Relationships

There are no family relationships between any director or executive officer.

Conflicts of Interest

Some of the directors and officers of the Company are or may become directors or officers of other similar companies engaged in mineral exploration. In this regard, properties may be offered to both us and these other companies, which could result in our director or officer having a conflict of interest. In order to avoid the possible conflict of interest which may arise between the directors' duties to the Company and their duties to the other companies on whose boards they serve, the directors and officers of the Company have agreed to the following:

  the potential conflict of interest would be declared and the director or officer would abstain from voting on any matter in which he/she has a potential conflict.

  participation in other business ventures offered to the directors will be allocated between the various companies and on the basis of prudent business judgment and the relative financial abilities and needs of the companies to participate;

  no commissions or other extraordinary consideration will be paid to such directors and officers; and

  business opportunities formulated by or through other companies in which the directors and officers are involved will not be offered to the Company except on the same or better terms than the basis on which they are offered to third party participants.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and directors have: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a start-up company and has realized limited revenue from our business operations. However, we are seeking to locate a financial expert for our Audit Committee.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Lexaria Corp.
#604 - 700 West Pender Street
Vancouver, BC
Canada V6C 1G8

ITEM 10.  EXECUTIVE COMPENSATION

Leonard MacMillan is compensated at the rate of $1,500 per month ($2,500 effectively October 26, 2006). Diane Rees was not compensated for her services and there are no plans to compensate her in the near future until such time as we generate sufficient revenue to do so. Chris Bunka has been compensated through his wholly owned company CAB Financial Service Ltd at the rate of $2,500 per month from October 26, 2006 which is the date when he became our Chief Executive Officer. The following is the Summary Compensation Table:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
Chris Bunka, President & CEO (Principal Executive Officer)	2005 2006	Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Leonard MacMillan Director, Vice-President Corporate Development	2005 2006	Nil $13,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Diane Rees Director, Chief Financial Officer, Secretary and Treasurer	2005 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to a proceeding, including any lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is being indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may also be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors and officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 1, 2006, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings. Mr. Bunka, Mr. MacMillan and Ms. Rees are the only promoters of our company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Chris Bunka Kelowna, BC, Canada	1,966,800 common shares 1,166,800 warrants	9.1% 29.2%
Leonard MacMillan Vancouver, BC, Canada	250,000common shares	1.2%
Diane Rees Vancouver, BC, Canada	50,000 common shares	0.2%
Directors and Executive Officers as a Group	2,266,800 common shares	10.5%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of the Company.

Equity Compensation Plans

We have no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest. In future, should there be a related party transaction, we would be governed by procedures as set out under "Conflict of Interest" and any such transactions would be on terms at least as favourable to the company as would be available from unrelated parties.

ITEM 13. EXHIBITS

Exhibits

The following Exhibits are incorporated herein or by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-132134 on January 10, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:
Exhibit No.	Document Description
3.1*	Articles of Association
3.2*	Bylaws
4.1*	Specimen Stock Certificate
23.1	Auditor's Consent Letter
31.1	Rule 13a-14(a)/15d-14(a) Certifications (appended to the end of this 10-KSB)
32.1	Section 1350 Certifications (appended to the end of this 10-KSB)

* Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on January 10, 2006.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fee.

The aggregate fees billed by our previous auditor, $13,550, for services rendered for auditing and reviewing our financial statements for the 2005 fiscal year was $Nil. The aggregate fees for reviewing our quarterly reports for 2006 is $12,845. Our current accountant, Vellmar & Chang rendered its services for auditing our financial statements for the 2006 fiscal year for $13,000.

(2)   Audit Related Fees.

There have been no audit related fees billed by our accountants from the inception of our Company to our fiscal year end of October 31, 2006.

(3)   Tax Fees.

There have been no tax fees billed by our accountants from the inception of our Company to our fiscal year end of October 31, 2006.

(4)   All Other Fees.

There have been no other fees billed by our accountants from the inception of our Company to our fiscal year end of October 31, 2006.

(5)   It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)   Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of February, 2007.

LEXARIA CORP.
(Registrant)

BY:  /s/ /s/ "Christopher Bunka"
Christopher Bunka
Chairman, President & Chief Executive Officer and a member of the Board of Directors (who also performs the function of principal Chief Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ "Leonard MacMillan" Leonard MacMillan Vice-President Corporate Development and a member of the Board of Directors February 5, 2007

/s/ "Diane Rees"
Diane Rees
Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors (who also performs the function of Principal Financial Officer and Principal Accounting Officer)
February 5, 2007

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Christopher Bunka, the Chairman, President (Principal Executive Officer), Chief Executive Officer and Director of Lexaria Corp., certify that:

1. I have reviewed this report on Form 10-KSB of LEXARIA CORP.;

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

Dated: February 5, 2007
By:	/s/ "Christopher Bunka" Christopher Bunka Chairman, President (Principal Executive Officer), Chief Executive Officer and member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Leonard MacMillan, the Vice-President Corporate Development and Director of Lexaria Corp., certify that:

1. I have reviewed this report on Form 10-KSB of LEXARIA CORP.;

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

Dated: February 5, 2007
By:	/s/ "Leonard MacMillan" Leonard MacMillan Vice-President Corporate Development and member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Diane Rees, Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Lexaria Corp., certify that:

1. I have reviewed this report on Form 10-KSB of LEXARIA CORP.;

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

Dated: February 5, 2007
By:	/s/ "Diane Rees" Diane Rees Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher Bunka, Chairman, President, (Principal Executive Officer), Chief Executive Officer and Director of Lexaria Corp. certify that the Annual Report on Form 10-KSB (the "Report") for the year ended October 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

Dated: February 5, 2007
By:	/s/ "Christopher Bunka" Christopher Bunka Chairman, President (Principal Executive Officer), Chief Executive Officer and a member of the Board of Directors

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Diane Rees, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director of Lexaria Corp. certify that the Annual Report on Form 10-KSB (the "Report") for the year ended October 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

Dated: February 5, 2007
By:	/s/ "Diane Rees" Diane Rees Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Lexaria Corp. and will be retained by Lexaria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.