Form 10KSB
period 2006-10-31
Lexaria Corp.
filed 2007-02-05
CIK 1348362

OMB APPROVAL
OMB Number: 3235-0420 Expires: April 30, 2009 Estimated average burden hours per response....1646

FORM 10-KSB

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

Vancouver, Canada "VELLMER & CHANG"
January 19, 2007 Chartered Accountants

Staley Okada & Partners
 Chartered Accountants

#400 - 889 West Pender Street
Vancouver, B.C. V6C 3B2
Tel: 604-694-6070
Fax: 604-585-8377
info@staleyokada.com
www.staleyokada.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Lexaria Corp.:

We have audited the accompanying balance sheet of Lexaria Corp. ("the Company") (an exploration stage company) as at October 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the period ended October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2005, and the results of its operations and its cash flows for the period ended October 31, 2005, in conformity with United States generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue its operations and has suffered losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada "Staley, Okada & Partners"
January 25, 2005 Chartered Accountants

LEXARIA CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

LEXARIA CORP.

BALANCE SHEETS
(Expressed in U.S. Dollars)

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

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
DECEMBER 9, 2004 (inception) TO OCTOBER 31, 2006
(Expressed in U.S. Dollars)
	COMMON STOCK
					DEFICIT
			STOCK		ACCUMULATED
			TO BE	ADDITIONAL	DURING	TOTAL
			ISSUED	PAID-IN	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	STAGE	EQUITY
Issuance of common stock for cash at
$0.01 per share
Issued June 9, 2005	6,766,000	$6,766	$-	$60,894	$-	$67,660
Issued August 23, 2005	3,000,000	3,000	-	27,000	-	30,000

Issuance of common stock for cash at
$0.15 per share
Issued June 9, 2005	5,416,000	5,416	-	806,984	-	812,400
Stock to be issued	1,700,000	-	1,700	253,300	-	255,000

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(75,722)	(75,722)

Balance, October 31, 2005	16,882,000	15,182	1,700	1,148,178	(75,722)	1,089,338
Issuance of common stock for cash at
$0.15 per share
Stock issued - December 8, 2005	-	1,700	(1,700)	-	-	-
Issued December 8, 2005	700,000	700	-	104,300	-	105,000

Amortization of premium on loan	-	-	-	18,474	-	18,474
payable - related party (note 6)

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(508,257)	(508,257)

Balance, October 31, 2006	17,582,000	$17,582	$-	$1,270,952	$(583,979)	$704,555

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
		12/9/2004	INCEPTION
	FOR THE	(INCEPTION)	12/9/2004
	YEAR ENDED	TO	TO
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2006	2005	2006
Revenue
Natural gas and oil revenue	$20,307	-	$20,307
Cost of revenue
Natural gas and oil operating costs	8,574	-	8,574
Depletion	84,746	-	84,746
	93,320	-	93,320
Gross profit	(73,013)	-	(73,013)

Expenses
Accounting and audit	57,562	13,000	70,562
Bank charges and exchange loss	2,813	147	2,960
Consulting (note 6)	15,500	15,000	30,500
Depreciation	448		448
Fees and Dues	9,840	3,976	13,816
Interest expense from loan payable (note 5)	21,909	-	21,909
Legal	48,451	3,076	51,527
Office and miscellaneous	576	84	660
Rent	6,166	-	6,166
Travel	3,418		3,418
Write off or down of oil and gas property	278,120	40,439	318,559

	444,803	75,722	520,525

(Loss) for the period before other income	(517,816)	(75,722)	(593,538)

Other Income
Interest income	6,124	-	6,124
Amortization of premium on loan payable (note 5)	3,435	-	3,435

Net (loss) for the period	$(508,257)	$(75,722)	$(583,979)

Basic and diluted (loss) per share	$(0.03)	$(0.01)	$(0.05)
Weighted average number of common shares outstanding
- Basic and diluted	17,549,397	6,109,840	12,134,882
The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
		12/9/2004	INCEPTION
		(INCEPTION)	12/9/2004
		TO	TO
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2006	2005	2006
Cash flows used in operating activities
Net loss	$(508,257)	$(75,722)	$(583,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	448	-	448
Depletion	84,746	-	84,746
Oil and gas property written off or down	242,946	-	242,946
Impairment of oil and gas acquisition cost	-	40,439	40,439
Accredited interest on loan payable (note 5)	21,909		21,909
Amortization of premium on loan payble (note 5)	(3,435)		(3,435)
Change in operating assets and liabilities:
Accounts receivable	(11,733)	-	(11,733)
Other receivable	(1,726)	-	(1,726)
Prepaid expenses and deposit	18,214	(18,214)	-
Accounts payable	513	1,175	1,688
Accrued liabilities	3,000	10,000	13,000
Net cash used in operating activities	(153,375)	(42,322)	(195,697)
Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(1,527,846)	(259,178)	(1,787,024)
Purchase of computer equipment	(2,041)	-	(2,041)
Net cash used in investing activities	(1,529,887)	(259,178)	(1,789,065)
Cash flows from financing activities
Loan payable (note 5)	2,000,000	-	2,000,000
Proceeds from issuance of common stock	105,000	1,165,060	1,270,060
Net cash from financing Activities	2,105,000	1,165,060	3,270,060
Increase (Decrease) in cash and cash equivalents	421,738	863,560	1,285,298
Cash and cash equivalents, beginning of period	863,560	-	-
Cash and cash equivalents, end of period	$1,285,298	$863,560	$1,285,298
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

Subsequent to December 23, 2004, the directors decided that, following the application for the Papua New Guinea petroleum prospecting license on February 3, 2005, which the directors at that time felt the Company had a good chance of being granted, and having reached the decision to participate in the oil and gas exploration sector in general, the directors increased the price for subsequent subscribers to $0.15 per share. Thus all subscription agreements for shares priced at $0.15 per share took place between February 2005 and December 2005.

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

Properties	Cost	Accumulated Depletion	Write down	October 31, 2006	October 31, 2005
Palmetto Point Prospect (4 wells)	$ 280,000	$ (84,746)	$ (32,946)	$ 162,308	$ -

During the fiscal year 2006, the Management of the Company wrote down $32,946 to its recoverable amount in accordance with SFAS No. 144.

(b) Unproved Properties

Properties	Cost		Write off	October 31, 2006	October 31, 2005
$ Strachan Prospect PPalmetto Point Prospect (6 wells)	405,407 420,000	$	- (210,000)	$ 405,407 210,000	$ 218,739 -
PPalmetto Point Prospect (2 wells)	140,000		-	140,000	-
Owl Creek Prospect Owl Creek Prospect (Isbill #1-36)	101,178 35,174		- (35,174)	101,178 -	- -
Mississippi and Louisiana	400,000		-	400,000	-
$ Total	1,501,759		$(245,174)	$ 1,256,585	$ 218,739

(1) Strachan Leduc Reef, Alberta, Canada

On September 23, 2005, the Company entered into an agreement to participate in the Strachan Leduc Reef Farm-In in Alberta, Canada. The Company issued a payment of $218,739. (CDN $253,977) for a 4% participation in the costs of Strachan Leduc Reef Farm-In. In addition, on January 9, 2006, the Company paid an amount $57,137, February 21, 2006 paid an amount of $56,511, April 10, 2006 paid an amount of $15,614, June 5, 2006 paid an amount of $38,353 and July 21, 2006 paid an amount of $19,054 to Odin Capital Inc. for required supplemental funds due to well hole problems. The Company will earn on completion, capped or abandoned with respect to the well to be drilled at 14 of 9-38-9-W5M the following:

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

2006 2005

Deferred Tax Assets:

Net Operating Loss Carry forward $ 26,503 $ Nil

Net Operating Loss $ 32,183 $ 23,003

Oil and Gas Depletion $ 29,661 $ Nil

Write off of Oil and Gas Property $ 111,496 $ Nil

Accruals $ 4,550 $ 3,500

$ 204,393 $ 26,503

Valuation Allowance $(204,393) $(26,503)

Net Deferred Tax Assets $ Nil $ Nil

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

Canada $ 1,705,757 $ 1,100,513

United States 1,013,486 -

Total $ 2,719,243 $ 1,100,513

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

/s/ "Leonard MacMillan" Leonard MacMillan Vice-President Corporate Development and a member of the Board of Directors February 2, 2007

/s/ "Diane Rees"
Diane Rees
Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors (who also performs the function of Principal Financial Officer and Principal Accounting Officer)
February 2, 2007

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

Dated: February 2, 2007
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

Dated: February 2, 2007
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

Dated: February 2, 2007
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

Dated: February 2, 2007
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

Dated: February 2, 2007
By:	/s/ "Diane Rees" Diane Rees Principal Financial Officer (Principal Accounting Officer), Secretary, Treasurer and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Lexaria Corp. and will be retained by Lexaria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.