Form 10QSB
period 2007-01-31
Lexaria Corp.
filed 2007-03-13
CIK 1348362

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response....182

UNITED STATES
SECUR ITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended January 31, 2007

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-132134

LEXARIA CORP.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2000871 (IRS Employer Identification No.)
#604 – 700 West Pender Street, Vancouver, British Columbia, Canada, V6C 1G8 (Address of principal executive offices)
(604) 602-1675 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports require to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ❒.

Indicate by a check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ❒ No ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ❒ No ❒.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of February 28, 2007:  21,582,000 common shares

Transitional Small Business Disclosure Format (Check one):    Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the three-month period ended January 31, 2007 has been prepared by management.

LEXARIA CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2007

(unaudited)

BALANCE SHEETS

STATEMENT OF CHANGES STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

LEXARIA CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Expressed in U.S. Dollars)
	JANUARY 31	OCTOBER 31
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$426,720	$1,285,298
Accounts receivable	1,147	11,733
Other receivable	4,219	1,726
Prepaid expenses and deposit	6,063	-

Total Current Assets	438,149	1,298,757

Capital assets, net	1,425	1,593

Oil and gas properties (Note 4)
Proved property	107,104	162,308
Unproved properties	1,928,634	1,256,585

	2,035,738	1,418,893

TOTAL ASSETS	$2,475,312	$2,719,243

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$250	$1,688
Accrued liabilities	20,458	13,000
Premium on loan payable (Note 5)	-	13,241
Loan payable (Note 5)	-	1,986,759

Total Current Liabilities	20,708	2,014,688

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
75,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
21,582,000 common shares at January 31, 2007 (and 17,582,000 common shares at October 31, 2006)
	21,582	17,582
Additional paid-in capital	3,270,099	1,270,952
Deficit accumulated during the exploration stage	(837,077)	(583,979)
Total Stockholders' Equity	2,454,604	704,555
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,475,312	2,719,243
The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
DECEMBER 9, 2004 (inception) TO JANUARY 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)
	Common Stock
	Shares	Amount	Stock to be Issued Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
Issuance of common stock for cash at $0.01 per share
Issued June 9, 2005	6,766,000	6,766	$-	$60,894	$-	$67,660
Issued August 23, 2005	3,000,000	3,000	-	27,000	-	30,000

Issuance of common stock for cash at $0.15 per share
Issued June 9, 2005	5,416,000	5,416	-	806,984	-	812,400
Stock to be issued	1,700,000	-	1,700	253,300	-	255,000

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(75,722)	(75,722)

Balance, October 31, 2005	16,882,000	15,182	1,700	1,148,178	(75,722)	1,089,338

Issuance of common stock for cash at $0.15 per share
Stock issued - December 8, 2005	-	1,700	(1,700)	-	-	-
Issued December 8, 2005	700,000	700	-	104,300	-	105,000

Amortization of premium on loan payable - related party (note 6)	-	-	-	18,474	-	18,474

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(508,257)	(508,257)

Balance, October 31, 2006	17,582,000	$17,582	$-	$1,270,952	$(583,979)	$704,555

Issuance of common stock for debt settlement at $0.5 per share

Issued November 9, 2006	4,000,000	4,000	-	1,996,000	-	2,000,000

Amortization of premium on loan payable - related party (note 6)	-	-	-	3,147	-	3,147

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(253,098)	(253,098)

Balance, January 31, 2007	21,582,000	$21,582	$-	$3,270,099	$(837,077)	$2,454,604
The accompanying notes are an integral part of these financial statements.

LEXARIA CORP. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Expressed in U.S. Dollars) (Unaudited)
	THREE MONTHS ENDED JANUARY 31		CUMULATIVE PERIOD FROM INCEPTION 12/9/2004 TO JANUARY 31,
	2007	2006	2007
Revenue
Natural gas and oil revenue	$21,127	-	$41,434
Cost of revenue
Natural gas and oil operating costs	16,268	-	24,842
Depletion	121,854	-	288,911
Write down in carrying value of oil and gas properties	95,770		291,579
	233,892	-	605,332
Gross profit	(212,765)	-	(563,898)

Expenses
Accounting and audit	6,196	16,782	76,758
Bank charges and exchange loss	663	137	3,623
Consulting (note 6)	15,000	-	45,500
Depreciation	168	-	616
Fees and Dues	250	-	14,066
Interest expense from loan payable (note 5)	3,954	-	25,863
Legal	11,890	12,078	63,417
Office and miscellaneous	6,162	-	6,822
Rent	2,449	-	8,615
Travel	-	-	3,418
Impairment of oil and gas acquisition cost	-	-	40,439

	46,732	28,997	289,137

(Loss) for the period before other income	(259,497)	(28,997)	(853,035)

Other Income
Interest income	5,592	-	11,716
Amortization of premium on loan payable (note 5)	807	-	4,242

Net (loss) for the period	$(253,098)	$(28,997)	$(837,077)

Basic and diluted (loss) per share	$(0.01)	$(0.00)	$(0.06)

Weighted average number of common shares outstanding
- Basic and diluted	21,234,174	8,606,344	13,202,656
The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)
	THREE MONTHS ENDED JANUARY 31,		CUMULATIVE PERIOD FROM INCEPTION 12/9/2004TO JANUARY 31,
	2007	2006	2007
Cash flows used in operating activities
Net loss	$(253,098)	$(28,997)	$(837,077)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	168	-	616
Depletion	121,854		288,911
Write down in carry value of oil and gas properties	95,770		291,579
Impairment of oil and gas acquisition cost	-		40,439
Accredited interest on loan payable (note 5)	3,954		25,863
Amortization of premium on loan payable (note 5)	(807)		(4,242)

Change in operating assets and liabilities:
Accounts receivable	10,586		(1,147)
Other receivable	(2,493)		(4,219)
Prepaid expenses and deposit	(6,063)	11,801	(6,063)
Accounts payable	(1,438)	(1,175)	250
Accrued liabilities	7,458	16,782	20,458

Net cash used in operating activities	(24,109)	(1,589)	(184,632)

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(834,469)	(757,137)	(2,656,667)
Purchase of computer equipment	-	-	(2,041)

Net cash used in investing activities	(834,469)	(757,137)	(2,658,708)

Cash flows from financing activities

Proceeds from issuance of common stock	-	105,000	1,270,060
Proceeds from loan payable	-	-	2,000,000

Net cash from financing Activities	-	105,000	3,270,060

Increase (Decrease) in cash and cash equivalents	(858,578)	(653,726)	426,720

Cash and cash equivalents, beginning of period	1,285,298	863,560	-

Cash and cash equivalents, end of period	$426,720	$209,834	$426,720
The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The financial statements as of January 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2006 audited financial statements and notes thereto.

2.

Organization and Business

The Company is an exploration and development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States and Canada.

3.

Capital Stock

(a)

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.

(b)

Share Issuances

Since the commencement of operations of the Company (December 9, 2004) to January 31, 2007, the Company issued 9,766,000 common shares at $0.01, 7,816,000 common shares at $0.15 and 4,000,000 common shares at $0.5 per share respectively.  The Company has received paid subscriptions for 1,700,000 common shares at $0.15 on October 13, 2005 and for 700,000 common shares at $0.15 on December 8, 2005.  Total cash proceeds were $3,270,060 comprising $21,582 for par value shares and $3,248,478 for additional paid in capital, and $21,621 from amortization of premium on loan payable.  1,700,000 of the above notes shares were paid for during the fiscal year ended October 31, 2005, but actual share certificates were not issued until December 8, 2005.

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

All shares and warrants issued are restricted under applicable securities rules.  As at January 31, 2007, Lexaria Corp. has 21,582,000 shares issued and outstanding and 4,000,000 warrants issued and outstanding.

4.

Oil and Gas Properties

(a)

Proved property, Palmetto Point Prospect, Mississippi, USA

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000.  Concurrent with signing the Company paid $220,000 and on January 17, 2006 the company paid the remaining $480,000.  The Company applied the full cost method to account for its oil and gas properties and as of January 31, 2007, four wells were found to be proved wells.

Properties	October 31, 2006	Addition	Depletion for the period	Write down in Carrying Value	January 31, 2007
U.S.A. – Proved property	$162,308	$162,420	$(121,854)	$(95,770)	$107,104

(b)

Unproved Properties

Properties	October 31, 2006	Addition	Cost added to capitalized cost	January 31, 2007
U.S.A.-Unproved properties	$851,178	$834,469	$(162,420)	$1,523,227
Canada-Unproved properties	405,407			405,407
	$1,256,585	$834,469	$(162,420)	$1,928,634

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

As at January 31, 2007, the Company has made accumulated expenditures of $405,407 on its Leduc Farm-in.

(2)

Palmetto Point Prospect, Mississippi, USA

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000.  Concurrent with signing the Company paid $220,000 and January 17, 2006 the company paid the remaining $480,000.  As of October 31, 2006, four wells were found to be proved wells, and three wells were found impaired.  One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present.  The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.

On September 22, 2006, the Company elected to participate in additional two well program in Mississippi owned by Griffin & Griffin Exploration and paid $140,000.

(3)

Owl Creek Prospect, Oklahoma, USA

On August 3, 2006, the Company agreed to purchase a 7.5% working interest in the Owl Creek Prospect for the purchase price of $100,000.  This agreement include the right to participate at a 7.5% working interest in all future wells drilled on a total of 1,080 acres surrounding the Powell #1 and #2, but does not include “dry hole or completion costs” of the future wells.  In addition, the Company has the right to participate in any Areas of Mutual Interest that may be acquired by the Owl Creek Prospect participants.

As at January 31, 2007, the Company has made accumulated expenditures of $101,178.

The Company also elected to participate in Isbill #1-36 on August 3, 2006.  Isbill #1-36 was abandoned on September 11, 2006, and costs amounted to $35,174 was added to the capitalized costs in determination of depletion expense.

On January 25, 2007, the Company elected to participate in Isbill #2-36 and paid $34,469.

(4)

Mississippi and Louisiana, USA

The Company entered into an Agreement to acquire a working interest in multiple zones of potential oil and gas production in Mississippi and Louisiana.  This Agreement contemplates up to a 50 well drill program for Wilcox and Frio wells, at the Company’s option, within the defined area of mutual interest (AMI).  The AMI includes over 300,000 gross acres located contiguously between Southwest Mississippi and North East Louisiana.

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

As at January 31, 2007, the Company abandoned Wilcox #1 well due to the uneconomic well and $162,420 of Wilcox’s drilling costs was added to the capitalized costs in determination of depletion expense.

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

5.

Loan Payable

On July 31, 2006, the Company made an unsecured loan agreement in the amount of $2,000,000 between four separate shareholders and one arm’s length party repayable on demand, but in no event shall demand be made on or before November 30, 2006.  However, the Company is entitled to prepay at any time the whole or any part of the principal amount of the loan.  The Company agrees to pay the principal amount of the loan on or before November 30, 2006.  The loan will not bear interest.  The Company calculated the premium on loan payable and the net present value of loan payable by applying 8% interest rate, which was based on a T-bill rate of 4.18% plus a risk premium.  Total premium at the date of fund received was $35,150 and is amortized using interest method.  The net present value of the loan payable at the date of fund received was $1,964,850.

On November 9, 2006, the Company has settled existing loan payable of $2 million with its equity.  Four million shares, priced at $0.50 per common share; and 4 million warrants, each warrant entitling the holder to purchase one common share at a price of $0.6 valid until November 9, 2009, have been issued to the former debt-holders.

During the three month ended January 31, 2007, interest expense was $3,954.  The amortization of premium on loan payable for related parties was $3,147 which was included in the additional paid-in capital and for non related party was $807 which was included in the other income.

6.

Related Party Transactions

(a)

During the three month ended January 31, 2007, the Company paid CAB Financial Services (“CAB”) $7,500 and RMA Resource Management Associates (“RMA”) $7,500 for management and consulting services.  CAB is owned by the president of the Company and RMA is owned by the vice president of the Company.

(b)

A portion of the loan payable in the amount of $1,591,350 was from the related parties.  The interest rate earned on the money paid out was 8%, which was based on a T-bill rate of 4.18% plus a risk premium.  The amortization of premium on loan payable in connection with the related parties in the amount of $3,147 was included in the additional paid-in capital.

(c)

Upon settlement of the loan payable, CAB was issued 1,166,800 common shares at $0.50 per common share, and 1,166,800 common shares purchase warrants to purchase 1,166,800 common shares at an exercise price of $0.60.

7.

Reclassification

Certain comparative accumulative figures have been reclassified to conform the financial statements presentation for January 31, 2007.

ITEM 2. Management's Discussion and Analysis or Plan of Operations.

Some discussions in this report include a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like:  believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the SEC.

Management's Discussion and Analysis

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this document.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a Nevada corporation incorporated on December 9, 2004.  We are an exploration and development stage oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States.  We are currently generating revenues from our business operations in Mississippi. We have acquired the right to explore the Strachan Hills oil and gas property in Alberta, Canada and assumed a working interest in the Owl Creek Prospect, Oklahoma and the Palmetto Point oil and gas property in Mississippi USA.  Our detailed business plan is discussed herein.

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

Results of Operations for the Three Months Ended January 31, 2007

For the three-month period ended January 31, 2007, the Company had $21,127 in revenues from oil and gas producing properties. There were no revenues for the quarter ended January 31, 2006.

For the three-month period ended January 31, 2007 we incurred costs and expenses in the amount of $280,624, compared to costs and expenses of $28,997 for the same three-month period in the prior year.

This increase in costs and expenses is attributable to costs of revenue and administrative expenses we incurred in connection with the following:

•

Natural gas operating costs for the three-month period ending January 31, 2007, amounted to $16,268, while the depletion for the period amounted to $121,854 and write down in carrying cost of oil and gas properties of $95,770.

•

Rent payment in connection with the acquisition of office space. In the three month period ended January 31, 2007, the Company incurred $2,449 (January 31, 2006: nil).

•

Accounting and audit fees for the three month period ended January 31, 2007 decreased to $6,196, (January 31, 2006: $16,782); the decrease was attributable to the fees incurred during the prior year for an SB-2 application.

•

Fees paid to a consultant. In the three month period ended January 31, 2007, the Company incurred $15,000 (January 31, 2006: nil).  The consulting fees are paid to the President/CEO and the vice president of the Company.

•

The Company abandoned the Wilcox #1 well, with associated costs of $162,420 being added to capitalized costs which increased the depletion expense and write down in carrying value of oil and gas properties.

The Net Loss for the three-months ending January 31, 2007 was $(253,098), (January 31, 2006: $(28,997)).  The increase in losses was caused by an increase in the cost of revenue relating to the producing wells, abandonment of Wilcox well and increases in the overhead of the Company as it transitions to a viable operating entity.

We are satisfied with our financial results, including our ability to raise private capital that has allowed us to fund the 2006 drilling program, the early 2007 drilling program, and remain in good standing on our Mississippi, Oklahoma and Alberta properties.

Alberta

During the period September 15, 2005 to October 31, 2005, we spent $218,738 as our share of the drilling and participation costs of the Alberta property.  From November 1, 2005 to October 31, 2006, we spent $186,669 on the drilling, logging, initial completion efforts and participation costs of the Alberta property.  From November 1, 2006 to January 31, 2007, we spent $0 on the costs of the Alberta property.  Depending on the final results of this well, which has been completed but has not been sufficiently tested, and depending on the actions of our majority partners, we may have the opportunity to participate in the drilling of additional wells on this property in 2007 or beyond.  Decisions related to the final completion of this well in Alberta are anticipated to be made in early 2007. Our expenditures during the 2005 and 2006 field programs met the minimum expenditures required to retain in good standing our participation in the Alberta property.

Mississippi.

Subsequent to October 31, 2005, we prepaid the full $700,000 required to fully fund our drilling obligations for our 2006 Phase I program in Mississippi. No further funds are required on this program and revenues are being generated. All ten wells in this program have been drilled. Eight of the wells are considered to have successfully encountered producible hydrocarbons, while two of those ten wells did not. As of January 31, 2007, four of the eight wells were producing natural gas, although at production rates lower than optimum due to a lack of compression capacity in the pipeline.  Additional pipeline compression capacity is being installed and those four wells should subsequently begin producing higher rates of gas. Three of the other wells should be in production early in 2007 as pipeline connections are made, and one small well will be evaluated as to how best to possibly obtain production from it.

On September 22, 2006 we purchased a 20% interest in two wells previously drilled by Griffin & Griffin in Palmetto Point for a total cost of $140,000. These two wells are currently being connected to the pipeline and should be producing natural gas in early 2007.

On August 3, 2006, we entered into our Phase II agreement with Griffin & Griffin Exploration LLC, which covers an Area of Mutual Interest (AMI) exclusive to the participants, which includes 50 prospects for drilling of wells to depths sufficient to test prospectively producible hydrocarbons from the top of the Frio Formation to the bottom of the Wilcox Formation.  From these 50 prospects, Griffin and Griffin and the participants will select all drill locations.  We have contracted to assume a 40% gross interest in this AMI, meaning we are obligated to pay 40% of costs related to licensing, permitting, drilling, completing and all other related costs.  This 50-well AMI is intended to be drilled in several stages. The first stage has a total cost of $4 million, of which Lexaria’s pro rata share is $1.6 million.  As of January 31, 2007 the Company has placed $1,200,000 in trust for the first stage; and the balance of $400,000 was placed in trust early in 2007.  The Company has sufficient financial resources to completely fund it’s $1,600,000 stage one commitment.

As of January 31, 2007, the first well in the Phase II, stage one program was successfully drilled and completed and entered into production. The second well in this Phase II program targeted the Wilcox formation, did not encounter commercially viable quantities of hydrocarbons, and was plugged and abandoned, with total costs associated with this well of $162,420.  Subsequent to January 31, 2007, the third well was successfully completed and tested and is awaiting tie-in; and the fourth well was completed and is awaiting testing. We do not know how many wells will be drilled in this stage because the costs for each well vary, and the determination of which wells are to be drilled in which order will be based in part upon the success or failure of earlier drilled wells.

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

Subsequent to January 31, 2007, our second participatory well was spudded at Owl Creek, the Isbill #2-36 well, in which we also have a 7.5% interest.

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

Results of Operations: Alberta Property

Our company was formed on December 9, 2004.  We acquired our oil and gas interest located in the Strachan Hills area of Alberta, Canada and commenced exploration on this property during 2005.  By December 8, 2005 we had raised funds in the amount of $1,270,060 through private placements.  During 2005 we commenced drilling operations on the Strachan property, which produced sufficiently encouraging results to justify the installation of well casing and testing.  During 2006 we continued our exploration and development of our Strachan property, although we are a minority partner and are subject to the majority partner’s intentions with regards to additional exploration, drilling or production at this property.

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

Results of Operations: Mississippi Property

We had no operations at our Mississippi property in 2005.  In January 2006 we completed our Phase I interest acquisition. Griffin & Griffin Exploration L.L.C., our drilling program partner and operator, undertook the 2006 drilling program of ten (10) wells on the Palmetto Point property in Mississippi. Drilling of all ten wells took place between March and December, 2006. In total, $3,500,000 was raised by the Palmetto Point participants, including the $700,000 contribution for our 20% gross interest.  The Palmetto Point Phase I, ten-well drilling program has been completed and our 20% interest fully paid for. As of December 31, 2006, two wells had been abandoned; one well produced some natural gas but is currently not in production; four wells are producing natural gas; and two wells are expected to begin production of natural gas early in 2007. The tenth well is expected to produce crude oil and testing should commence in early 2007. Additionally, three of the natural gas wells also indicated the presence of crude oil and could, after natural gas production is eventually exhausted, potentially produce oil at a later date. Because of the early success of this drill program, Lexaria entered an additional agreement for up to an additional 50 wells, in which it increased its gross interest to 40%. The first well in this expanded program was successfully drilled and completed and is in production. The second well in this Phase II program targeted the Wilcox formation, did not encounter commercially viable quantities of hydrocarbons, and was plugged and abandoned, with total costs associated with this well amounting to $162,420. Subsequent to January 31, 2007, the third well was successfully completed and tested and is awaiting tie-in; and the fourth well was completed and is awaiting testing. The revenue received from these Phase 1 and Phase II wells for the three month ended January 31, 2007 was $21,127 (January 31, 2006 $0)

During the 2006 field program, drilling and development expenditures consisted of $840,000.  Our obligation to pay property payments for all of 2005 was $nil.  Operational overhead for the three-month period ended January 31, 2007, was $16,268.  If we successfully find and produce oil and gas, our overhead in Mississippi will be substantially higher, but it is not possible to determine to what extent it could be higher, until such time as our exploration drilling program is complete.  If we are successful in our oil and gas exploration program, and if we discover and begin producing commercial quantities of oil or gas, then the cash flow generated from the sale of such oil or gas may or may not be sufficient to pay the undetermined higher overhead costs.  We currently have sufficient funds to conduct our currently scheduled stage one 2007 exploration program, the majority of which is already prepaid, make scheduled property payments, and operate our company for the next 12 months. The remaining $400,000 was paid subsequent to January 31, 2007.

Assets

As of January 31, 2007, we had current assets of $438,149 and total assets of $2,475,312. We had total assets of $2,719,243 as of October 31, 2006. The decrease in total assets was caused by costs associated with depletion expense and write down in carrying value of oil and gas properties which were associated with the abandonment of the Wilcox well and increase in the overheads of the Company as it transitions to an operating entity.  The reduction in cash was due to an increase in costs and expenses plus additions to oil and gas properties.

Liquidity and Capital Resources

As of January 31, 2007, we had total current assets of $438,149 (October 31, 2006:  $1,298,757) total current liabilities as of January 31, 2007 were $20,708 (October 31, 2006:  $2,014,688). As a result, on January 31, 2007 we had positive working capital of $417,441 (October 31, 2006:  $(715,931)). The increase in working capital was caused by the settlement of the loan payable into equity during the quarter.  This was partially offset by investments in oil and gas properties and the increases in general expenses as explained previously.

We relied on cash on hand previously raised through the issue of equity/debt capital to fund our operations during the three months ended January 31, 2007.

In the current stage of development of the Company, the revenue generated will not be sufficient to sustain its ongoing expenses. We still anticipate the need to raise significant capital through the sale of equity or debt securities on a private or public basis in order to sustain operations, meet our objectives. It is uncertain whether we will be able to obtain the necessary capital.

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

If we do not drill additional wells other than as already herein noted, we have sufficient cash to operate throughout 2007. If we wish to increase shareholder value through accelerated business activity, then we will likely have to raise additional cash through the sale of equity or the acquisition of debt. By January 31, 2007, the Company has raised $3,270,060.  We plan to endeavor to raise additional capital in 2007.

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

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling”, the excess is expensed in the period such excess occurs.  The full cost ceiling includes an estimated discounted value of future net revenues attributable to proved reserves using current product prices and operating cost, and an estimate of the value of unproved properties within the cost center.

Costs of oil and gas properties are amortized using the unit-of-production method upon the commencement of production.  The significant unevaluated properties are excluded from costs subject to depletion.

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At October 31, 2006, the Company had no overproduced imbalances.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with the Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis.

Going Concern

Our annual financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern.  However, certain conditions exist which raise doubt about our ability to continue as a going concern.  We have suffered recurring losses from operations and have accumulated losses of $837,077 from inception through January 31, 2007.

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of filing of this Form 10-QSB, the Company's Chief Executive Officer, Chief Financial Officer and Vice-President of Corporate Development believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective.  There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  The Company is presently unable to provide segregation of duties within the Company as a means of internal control.  As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at January 31, 2007. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2007.

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

Dated:  March 13, 2007

LEXARIA CORP.

BY: /s/ “Christopher Bunka” Christopher Bunka President and Director (who also performs the function of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer)
BY: /s/ “Leonard MacMillan” Leonard MacMillan Vice-President Corporate Development and Director (who also performs the function of)

Rule 13(a) - 14(a)/15(d) - 14(a) Certifications

I, Christopher Bunka, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Lexaria Corp.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)

/s/ “Christopher Bunka”

Christopher Bunka
President and Director
(who also performs the function of principal Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer)
March 13, 2007

I, Leonard MacMillan, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Lexaria Corp.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ “Leonard MacMillan” Leonard MacMillan Vice-President Corporate Development and Director March 13, 2007

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER & CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher Bunka, a Director and President, who also performs the function of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer of Lexaria Corp., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended January 31, 2007, filed with the Securities and Exchange Commission on the date hereof:

(i)

fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)

the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

March 13, 2007	By:

/s/ “Christopher Bunka”

Christopher Bunka
President and a member of the Board of Directors (who also performs the function of Principal Executive Officer,  Principal Financial Officer and Principal Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to Lexaria Corp. and will be retained by Lexaria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.