Form 10QSB
period 2007-04-30
Lexaria Corp.
filed 2007-06-14
CIK 1348362

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response....182

UNITED STATES
SECUR ITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended April 30, 2007

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

Outstanding as of April 30, 2007:  21,582,000 common shares

Transitional Small Business Disclosure Format (Check one):    Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statements for the three-month period ended April 30, 2007 has been prepared by management.

LEXARIA CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2007

(unaudited)

BALANCE SHEETS

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

LEXARIA CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Expressed in U.S. Dollars)

	APRIL 30	OCTOBER 31
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$29,002	$1,285,298
Accounts receivable	10,464	11,733
Other receivable	-	1,726
Prepaid expenses and deposit	7,063	-
Total Current Assets	46,529	1,298,757
Capital assets, net	1,257	1,593
Oil and gas properties (Note 4)
Proved property	249,418	162,308
Unproved properties	2,142,223	1,256,585
	2,391,641	1,418,893
TOTAL ASSETS	$2,439,427	$2,719,243
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable	$21,912	$1,688
Accrued liabilities	3,375	13,000
Premium on loan payable (Note 5)	-	13,241
Loan payable (Note 5)	50,000	1,986,759
Due to related party	23,783	-
Total Current Liabilities	99,070	2,014,688
STOCKHOLDERS' EQUITY
Share Capital
Authorized:
75,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
21,582,000 common shares at April 30, 2007
(and 17,582,000 common shares at October 31, 2006)	21,582	17,582
Additional paid-in capital	3,527,098	1,270,952
Deficit accumulated during the exploration stage	(1,208,324)	(583,979)
Total Stockholders' Equity	2,340,357	704,555
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,439,427	2,719,243

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
DECEMBER 9, 2004 (inception) TO APRIL 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

	COMMON STOCK
					DEFICIT
			STOCK		ACCUMULATED
			TO BE	ADDITIONAL	DURING	TOTAL
			ISSUED	PAID-IN	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	STAGE	EQUITY
Issuance of common stock for cash at
$0.01 per share
Issued June 9, 2005	6,766,000	$6,766	$-	$60,894	$-	$67,660
Issued August 23, 2005	3,000,000	3,000	-	27,000	-	30,000
Issuance of common stock for cash at
$0.15 per share
Issued June 9, 2005	5,416,000	5,416	-	806,984	-	812,400
Stock to be issued	1,700,000	-	1,700	253,300	-	255,000
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(75,722)	(75,722)
Balance, October 31, 2005	16,882,000	15,182	1,700	1,148,178	(75,722)	1,089,338
Issuance of common stock for cash at
$0.15 per share
Stock issued - December 8, 2005	-	1,700	(1,700)	-	-	-
Issued December 8, 2005	700,000	700	-	104,300	-	105,000
Amortization of premium on loan	-	-	-	18,474	-	18,474
payable - related party (note 6)
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(508,257)	(508,257)
Balance, October 31, 2006	17,582,000	$17,582	$-	$1,270,952	$(583,979)	$704,555
Issuance of common stock for debt settlement at
$0.5 per share
Issued November 9, 2006	4,000,000	4,000	-	1,996,000	-	2,000,000
Amortization of premium on loan	-	-	-	3,147	-	3,147
payable - related party (note 6)
Stock-based compensation on 700,000	-	-	-	257,000	-	257,000
options granted
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(624,345)	(624,345)
Balance, April 30, 2007	21,582,000	$21,582	$-	$3,527,099	$(1,208,324)	$2,340,357

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					12/9/2004
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	APRIL 30		APRIL 30		APRIL 30,
	2007	2006	2007	2006	2007
Revenue
Natural gas and oil revenue	$39,614	-	$60,741	-	$81,048
Cost of revenue
Natural gas and oil operating costs	10,527	-	26,795	-	35,369
Depletion	74,502		196,356		363,413
Write down in carrying value of oil and gas properties	-	-	95,770	-	291,579
	85,029	-	318,921	-	690,361
Gross profit	(45,415)	-	(258,180)	-	(609,313)
Expenses
Accounting and audit	15,868	3,202	22,065	19,984	92,627
Bank charges and exchange loss	1,963	44	2,625	181	5,585
Consulting (note 6)	272,000	4,500	287,000	4,500	317,500
Depreciation	168	112	336	112	784
Fees and Dues	2,024	1,590	2,274	1,590	16,090
Interest expense from loan payable (note 5)	-	-	3,954	-	25,863
Investor relation	1,950	-	1,950	-	1,950
Legal	22,164	15,467	34,054	27,545	85,581
Office and miscellaneous	1,630	248	7,792	248	8,452
Rent	2,449	1,500	4,898	1,500	11,064
Travel	7,017	3,198	7,017	3,198	10,435
Impairment of oil and gas acquisition cost	-	-	-	-	40,439
	327,233	29,861	373,965	58,858	616,370
(Loss) for the period before other income	(372,648)	(29,861)	(632,145)	(58,858)	(1,225,683)
Other Income
Interest income	1,401	-	6,993	-	13,117
Amortization of premium on loan payable (note 5)	-	-	807	-	4,242
Net (loss) for the period	$(371,240)	$(29,861)	$(624,345)	$(58,858)	$(1,208,324)
Basic and diluted (loss) per share	$(0.02)	$(0.00)	$(0.03)	$(0.00)	$(0.09)
Weighted average number of common shares outstanding
- Basic and diluted	21,582,000	17,582,000	21,405,204	17,435,039	14,056,907

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			12/9/2004
	SIX MONTHS ENDED		TO
	APRIL 30,		APRIL 30,
	2007	2006	2007
Cash flows used in operating activities
Net (loss)	$(624,345)	$(58,858)	$(1,208,324)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation (note 7)	257,000	-	257,000
Depreciation	336	112	784
Depletion	196,356		363,413
Write down in carrying value of oil and gas properties	95,770		291,579
Impairment of oil and gas acquisition cost	-		40,439
Accredited interest on loan payable (note 5)	3,954		25,863
Amortization of premium on loan payable (note 5)	(807)		(4,242)
Change in operating assets and liabilities:
Accounts receivable	1,269		(10,464)
Other receivable	1,726		-
Prepaid expenses and deposit	(7,063)	18,214	(7,063)
Accounts payable	20,224	17,187	21,912
Accrued liabilities	(9,625)		3,375
Due to related party	23,783	-	23,783
Net cash used in operating activities	(41,422)	(23,345)	(201,945)
Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(1,264,874)	(829,261)	(3,087,072)
Purchase of computer equipment	-	(2,041)	(2,041)
Net cash used in investing activities	(1,264,874)	(831,302)	(3,089,113)
Cash flows from financing activities
Proceeds from issuance of common stock	-	105,000	1,270,060
Proceeds from loan payable	50,000	-	2,050,000
Net cash from financing Activities	50,000	105,000	3,320,060
Increase (Decrease) in cash and cash equivalents	(1,256,296)	(749,647)	29,002
Cash and cash equivalents, beginning of period	1,285,298	863,560	-
Cash and cash equivalents, end of period	$29,002	$113,913	$29,002

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
April 30, 2007
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The financial statements as of April 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2006 audited financial statements and notes thereto.

2.

Organization and Business

The Company is an exploration and development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States and Canada.

3.        Capital Stock

(a)       Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.

 (b)      Share Issuances

Since the commencement of operations of the Company (December 9, 2004) to April 30, 2007, the Company issued 9,766,000 common shares at $0.01, 7,816,000 common shares at $0.15 and 4,000,000 common shares at $0.5 per share respectively.  The Company has received paid subscriptions for 1,700,000 common shares at $0.15 on October 13, 2005 and for 700,000 common shares at $0.15 on December 8, 2005.  Total cash proceeds were $3,270,060 comprising $21,582 for par value shares and $3,248,478 for additional paid in capital, and $21,621 from amortization of premium on loan payable.  1,700,000 of the above notes shares were paid for during the fiscal year ended October 31, 2005, but actual share certificates were not issued until December 8, 2005.

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

All shares and warrants issued are restricted under applicable securities rules.  As at April 30, 2007, Lexaria Corp. has 21,582,000 shares issued and outstanding and 4,000,000 warrants issued and outstanding.

4.

Oil and Gas Properties

(a)

Proved property, Mississippi, USA

Palmetto Point Project

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000.  Concurrent with signing the Company paid $220,000 and on January 17, 2006 the company paid the remaining $480,000.  The Company applied the full cost method to account for its oil and gas properties and as of April 30, 2007, five wells were found to be proved wells.

Mississippi and Louisiana, Frio-Wilcox Project

As of April 30, 2007, the first well CMRUS 39-14 was found to be proved well and the Company applied the full cost method to account for this property.

Properties	October 31, 2006	Addition	Depletion for the period	Write down in Carrying Value	April 30, 2007
U.S.A. - Proved Property	$ 162,308	$ 379,236	$ (196,356)	$ (95,770)	$ 249,418

(b)       Unproved Properties

Properties	October 31, 2006	Addition	Depletion for the period	April 30, 2007
U.S.A. - Unroved Properties	$ 851,178	$ 1,264,874	$ (379,236)	$ 1,736,816
Canada - Unproved Properties	405,407	-	-	405,407
	$ 1,256,585	$ 1,264,874	$ (379,236)	$ 2,142,223

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

As at April 30, 2007, the Company has made accumulated expenditures of $405,407 on its Leduc Farm-in.

(2)

Palmetto Point Prospect, Mississippi, USA

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000.  Concurrent with signing the Company paid $220,000 and January 17, 2006 the company paid the remaining $480,000.  As of April 30, 2007, five wells were found to be proved wells, and three wells were found impaired.  One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present.  The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.

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

As at April 30, 2007, the Company has made accumulated expenditures of $102,097.

The Company also elected to participate in Isbill #1-36 on August 3, 2006.  Isbill #1-36 was abandoned on September 11, 2006, and costs amounted to $35,174 was charged to the income statement.

On January 25, 2007, the Company elected to participate in Isbill #2-36.  As at April 30, 2007, the Company has made accumulated expenditures of $63,955.

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

As at January 31, 2007, the Company abandoned Wilcox #1 well due to the uneconomic well and $162,420 of Wilcox’s drilling costs was added to the capitalized costs in determination of depletion expense.  As at April 30, 2007, CMR USA 39-14 was found to be proved well.

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

(a) Unsecured loan agreement

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

(b) Demand loan agreement

On March 20, 2007, the Company made a demand loan agreement in the amount of $50,000 with C.A.B. Financial Services Ltd. (“CAB”).  CAB is owned by the president of the Company.  The loan is repayable on demand and will not bear interest.

6.

Related Party Transactions

(a)       During the three month period ended April 30, 2007, the Company paid CAB Financial Services (“CAB”) $7,500 and RMA Resource Management Associates (“RMA”) $7,500 (April 30, 2006: $4,500) for management and consulting services.  CAB is owned by the president of the Company and RMA is owned by the vice president of the Company.  As at April 30, 2007, the Company due to related parties $23,783.  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

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

(d)

On March 20, 2007, the Company made a demand loan agreement in the amount of $50,000 with CAB.

(e)     On April 26, 2007, the Company granted 600,000 Discretionary Options to the president and the vice president of the Company with an exercise price of $1.3.

7.

Stock Options

During the period ended April 30, 2007, the Company granted 700,000 stock options to directors and consultant of the Company with exercise prices of $1.30 per share, vested immediately and expires over 4 years.   For the period ended April 30, 2007, the Company recorded a total of $257,000 for stock based compensation expenses.

A summary of the changes in stock options for the period ended April 30, 2007 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2006	-	$ -
Granted	700,000	1.30
Balance, April 30, 2007	700,000	$ 1.30

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Period ended April 30, 2007
Expected volatility	73.59%
Risk-free interest rate	3.77%
Expected life	4 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended April 30, 2007 is as follows:

Period ended April 30, 2007	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price is greater than market price at grant date:	$ 1.30	$ 0.37

The Company has the following options outstanding and exercisable.

April 30, 2007	Options outstanding and exercisable
		Weighted	Weighted
		average	average
Range of	Number	remaining	exercise
exercise prices	of shares	contractual life	price

$1.00 - $1.50	700,000	3.99 years	$ 1.30

8.

Reclassification

Certain comparative accumulative figures have been reclassified to conform the financial statements presentation for April 30, 2007.

9.

Subsequent event

Subsequent to April 30, 2007, the Company received a private placement in the amount of $175,000 for subscriptions of 350,000 common shares at $0.50 per share.

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

Results of Operations for the Three Months Ended April 30, 2007

For the three-month period ended April 30, 2007, the Company had $39,614 in revenues from oil and gas producing properties. There were no revenues for the quarter ended April 30, 2006.

For the three-month period ended April 30, 2007 we incurred costs and expenses in the amount of $412,262, compared to costs and expenses of $29,861 for the same three-month period in the prior year.

This increase in costs and expenses is attributable to costs of revenue and administrative expenses we incurred in connection with the following:

•

Natural gas operating costs for the three-month period ending April 30, 2007, amounted to $10,527, while the depletion for the period amounted to $74,502.

•

Rent payment in connection with the acquisition of office space. In the three month period ended April 30, 2007, the Company incurred $2,449 (April 30, 2006: $1,500).

•

Accounting and audit fees for the three month period ended April 30, 2007 increased to $15,868, (April 31, 2006: $3,202); the increase was attributable to the fees incurred for the audit of the Company’s financial statements and accounting fees for the preparation of the Company’s financial statements.

•

Fees paid to a consultants. In the three month period ended April 30, 2007, the Company incurred $272,000 (April 30, 2006: $4,500).  This included a stock compensation cost of $257,000.  The consulting fee of $15,000 was paid to the President/CEO and the vice president of the Company.

•

Travel costs increased to $7,017 for the three month period ending April 30, 2007 (April 2007: $3,198).  The increase was caused by CEO in connection with fund raising efforts.

The Net Loss for the three-months ending April 30, 2007 was $(371,247), (April 30, 2006: $(29,861)).  The increase in losses was caused by an increase in the cost of revenue relating to the producing wells, increase in stock compensation charges and increases in the overhead of the Company as it transitions to a viable operating entity.

We are satisfied with our financial results, including our ability to raise private capital that has allowed us to fund the 2006 drilling program, the early 2007 drilling program, and remain in good standing on our Mississippi, Oklahoma and Alberta properties.

Alberta

During the period September 15, 2005 to October 31, 2005, we spent $218,738 as our share of the drilling and participation costs of the Alberta property.  From November 1, 2005 to October 31, 2006, we spent $186,669 on the drilling, logging, initial completion efforts and participation costs of the Alberta property.  From November 1, 2006 to April 30, 2007, we spent $0 on the costs of the Alberta property.  Depending on the final results of this well, which has been completed but has not been sufficiently tested, and depending on the actions of our majority partners, we may have the opportunity to participate in the drilling of additional wells on this property in 2007 or beyond.  Decisions related to the final completion of this well in Alberta are being made at this time. Our expenditures during the 2005 and 2006 field programs met the minimum expenditures required to retain in good standing our participation in the Alberta property.

Mississippi.

Subsequent to October 31, 2005, we prepaid the full $700,000 required to fully fund our drilling obligations for our 2006 Phase I program in Mississippi. No further funds are required on this program and revenues are being generated. All ten wells in this program have been drilled. Eight of the wells are considered to have successfully encountered producible hydrocarbons, while two of those ten wells did not. As of April 30, 2007, five of the eight wells were producing natural gas, although at production rates lower than optimum due to a lack of compression capacity in the pipeline.  Additional pipeline compression capacity is being installed and those five wells should subsequently begin producing higher rates of gas. Two of the other wells should be in production soon as pipeline connections are made, and one small well will be evaluated as to how best to possibly obtain production from it.

On September 22, 2006 we purchased a 20% interest in two wells previously drilled by Griffin & Griffin in Palmetto Point for a total cost of $140,000. These two wells are currently being connected to the pipeline and should be producing natural gas in the near future.

On August 3, 2006, we entered into our Phase II agreement with Griffin & Griffin Exploration LLC, which covers an Area of Mutual Interest (AMI) exclusive to the participants, which includes 50 prospects for drilling of wells to depths sufficient to test prospectively producible hydrocarbons from the top of the Frio Formation to the bottom of the Wilcox Formation.  From these 50 prospects, Griffin and Griffin and the participants will select all drill locations.  We have contracted to assume a 40% gross interest in this AMI, meaning we are obligated to pay 40% of costs related to licensing, permitting, drilling, completing and all other related costs.  This 50-well AMI is intended to be drilled in several stages. The first stage has a total cost of $4 million, of which Lexaria’s pro rata share is $1.6 million.  As of April 30, 2007 the Company has placed $1,600,000 in trust to completely fund its initial commitment.

As of January 31, 2007, the first well in the Phase II, stage one program was successfully drilled and completed and entered into production. The second well in this Phase II program targeted the Wilcox formation, did not encounter commercially viable quantities of hydrocarbons, and was plugged and abandoned, with total costs associated with this well of $162,420.  During the second quarter ended April 30, 2007, the third well was successfully completed and tested and is awaiting tie-in; and the fourth well was completed and is awaiting testing. Subsequent to April 30, 2007, two additional wells have been drilled, of which one was plugged and abandoned and one is awaiting tie-in, which we expect will complete or nearly complete this stage of drilling.

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

During the second quarter ended April 30, 2007, our second participatory well was drilled at Owl Creek, the Isbill #2-36 well, in which we also have a 7.5% interest.

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

Sustained high gas pressures of up to 10,000 per square inch have been encountered in the drill hole thus the hole has been cased and is now undergoing testing. It has been determined by the technical team that a testing program is needed which involves specialized high-penetration, low-diameter guns from the USA to determine the potential of any reserves.  The operator, Rosetta Exploration, was purchased by a third party in 2006 and a decision will be made soon on whether they will continue to participate.  Odin Capital, Inc., the Farm Out partner for Lexaria, has taken formal steps to take over the completion of the well under the provisions of the agreement.  Lexaria will decide whether or how to participate in the completion of the well based upon the best information available at that time.

Results of Operations: Mississippi Property

We had no operations at our Mississippi property in 2005.  In January 2006 we completed our Phase I interest acquisition. Griffin & Griffin Exploration L.L.C., our drilling program partner and operator, undertook the 2006 drilling program of ten (10) wells on the Palmetto Point property in Mississippi. Drilling of all ten wells took place between March and December, 2006. In total, $3,500,000 was raised by the Palmetto Point participants, including the $700,000 contribution for our 20% gross interest.  The Palmetto Point Phase I, ten-well drilling program has been completed and our 20% interest fully paid for. As of December 31, 2006, two wells had been abandoned; one well produced some natural gas but is currently not in production; four wells are producing natural gas; and two wells are expected to begin production of natural gas early in 2007. The tenth well is expected to produce crude oil and testing should commence in early 2007. Additionally, three of the natural gas wells also indicated the presence of crude oil and could, after natural gas production is eventually exhausted, potentially produce oil at a later date. Because of the early success of this drill program, Lexaria entered an additional agreement for up to an additional 50 wells, in which it increased its gross interest to 40%. The first well in this expanded program was successfully drilled and completed and is in production. The second well in this Phase II program targeted the Wilcox formation, did not encounter commercially viable quantities of hydrocarbons, and was plugged and abandoned, with total costs associated with this well amounting to $162,420. Subsequent to January 31, 2007, the third well was successfully completed and tested and is awaiting tie-in; and the fourth well was completed and is awaiting testing. Subsequent to April 30, 2007, two additional wells have been drilled, of which one was plugged and abandoned and one is awaiting tie-in, which we expect will complete or nearly complete this stage of drilling. The revenue received from these Phase 1 and Phase II wells for the three month ended April 30, 2007 was $39,614 (April 30, 2006 $0).

During the 2006 field program, drilling and development expenditures consisted of $840,000.  Our obligation to pay property payments for all of 2005 was $nil.  Operational overhead for the three-month period ended April 30, 2007, was $10,527.  If we successfully find and produce oil and gas, our overhead in Mississippi will be substantially higher, but it is not possible to determine to what extent it could be higher, until such time as our exploration drilling program is complete.  If we are successful in our oil and gas exploration program, and if we discover and begin producing commercial quantities of oil or gas, then the cash flow generated from the sale of such oil or gas may or may not be sufficient to pay the undetermined higher overhead costs.  We currently have sufficient funds to make scheduled property payments, and operate our company for the next 12 months.

The following table summarizes the results of the wells drilled in Phase I of the project;

Phase I  Palmetto Point   20% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Producing
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Producing
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Producing
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Producing
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Producing
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Connection pending
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Producing
PP F-12	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Connection pending
PP F-6B		July 27/06	Frio Gas		Connection pending
PP F-52A		July 27/06	Frio Gas		Connection pending

The following table summarizes the wells drilled on Phase II of the project;

Phase II   40% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
CMR-USA-39-14 RB F-3	Sept. 8/06	Sept. 12/06	Frio Gas 14 ft.	3,200	Producing
Dixon #1	Jan. 03/07	Jan. 20/07	Wilcox Target; Dry	8,650	Plug & abandon
Faust #1, TEC F-1	Feb. 05/07	Feb. 11/07	Frio Gas 9 ft	5,350	Connection pending
CMR/BR F-24	Feb. 20/07	Feb. 24/07	Frio Gas	3,250	Completed, awaiting testing
RB F-1 Red Bug #2	May 08/07	May 13/07	Frio Gas 10 ft	3,180	Completed, awaiting testing
BR F-33	May 20/07	May 24/07	Frio Gas 12 ft	3,837	Completed, awaiting testing
Randall #1 Closure F-4	May 27/07	June 03/07	Frio Target: Dry	5,100	Plug & abandon

Assets

As of April 30, 2007, we had current assets of $46,529 and total assets of $2,439,427. We had total assets of $2,719,243 as of October 31, 2006. The decrease in total assets was caused by costs associated with depletion expense and write down in carrying value of oil and gas properties which were associated with the abandonment of the Wilcox and Randell #1 wells; and increases in the overhead of the Company as it transitions to an operating entity.  The reduction in cash was due to an increase in costs and expenses plus additions to oil and gas properties.

Liquidity and Capital Resources

As of April 30, 2007, we had total current assets of $46,529 (October 31, 2006:  $1,298,757) total current liabilities as of April 30, 2007 were $99,070 (October 31, 2006:  $2,014,688). As a result, on April 30, 2007 we had negative working capital of $(52,541) (October 31, 2006:  $(715,931)). The increase in working capital was caused by the settlement of the loan payable into equity and the increase in revenue received from the Company’s properties.  This was partially offset by investments in oil and gas properties and the increases in general expenses as explained previously.

We relied on cash on hand previously raised through the issue of equity/debt capital to fund our operations during the three months ended April 30, 2007.

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

If we do not drill additional wells other than as already herein noted, we have sufficient cash to operate throughout 2007. If we wish to increase shareholder value through accelerated business activity, then we will likely have to raise additional cash through the sale of equity or the acquisition of debt. By April 30, 2007, the Company has raised $3,320,060.  We plan to endeavor to raise additional capital in 2007.

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

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At April 30, 2007, the Company had no overproduced imbalances.

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

Going Concern

Our annual financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern.  However, certain conditions exist which raise doubt about our ability to continue as a going concern.  We have suffered recurring losses from operations and have accumulated losses of $1,208,324 from inception through April 30, 2007.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at April 30, 2007. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30 2007.

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

Dated:  June 14, 2007

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
June 14, 2007

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

(Signature) (Title) (Date)	/s/ “Leonard MacMillan” Leonard MacMillan Vice-President Corporate Development and Director June 14, 2007

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER & CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher Bunka, a Director and President, who also performs the function of Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer of Lexaria Corp., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended April 30, 2007, filed with the Securities and Exchange Commission on the date hereof:

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