Form 10QSB
period 2007-07-31
Lexaria Corp.
filed 2007-09-14
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number:

Lexaria Corp.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

604 - 700 West Pender Street, Vancouver, BC, V6E 1G8
(Address of principal executive offices)

604-602-1675
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,682,000 common shares as of July 31, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Table of Contents

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim financial statements included in this Form 10-QSB is as follows:

(a)	Unaudited interim Balance Sheet as of July 31, 2007.	F-1
(b)	Unaudited interim Statements of Changes in Stockholders’ Equity and Comprehensive Income	F-2
(c)	Unaudited interim Statements of Operations for the three and nine month periods ended July 31, 2007 and 2006; and	F-3
(d)	Unaudited interim Statement of Cash Flows for the nine months ended July 31, 2007 and 2006	F-4
(d)	Notes to Unaudited interim Financial Statements	F-5

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

3

LEXARIA CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

July 31, 2007

(Unaudited)

(Expressed in U.S. Dollars)

LEXARIA CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Expressed in U.S. Dollars)

	JULY 31	OCTOBER 31
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$920,082	$1,285,298
Accounts receivable	34,731	11,733
Other receivable	-	1,726
Prepaid expenses and deposit	28,503	-
Total Current Assets	983,316	1,298,757
Capital assets, net	1,089	1,593
Oil and gas properties (Note 4)
Proved property	179,680	162,308
Unproved properties	2,026,493	1,256,585
	2,206,173	1,418,893
TOTAL ASSETS	$3,190,578	$2,719,243
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable	$3,865	$1,688
Accrued liabilities	4,612	13,000
Premium on loan payable (Note 5)	-	13,241
Loan payable (Note 5)	50,000	1,986,759
Secured loan payable (Note 6)	455,836	-
Total Current Liabilities	514,313	2,014,688
STOCKHOLDERS' EQUITY
Share Capital
Authorized:
75,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
23,682,000 common shares at July 31, 2007
(and 17,582,000 common shares at October 31, 2006)	23,682	17,582
Additional paid-in capital	5,000,311	1,270,952
Deficit accumulated during the exploration stage	(2,347,728)	(583,979)
Total Stockholders' Equity	2,676,265	704,555
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,190,578	2,719,243

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
DECEMBER 9, 2004 (inception) TO JULY 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

		COMMON STOCK
						DEFICIT
			STOCK			ACCUMULATED
			TO BE	ADDITIONAL		DURING		TOTAL
			ISSUED	PAID-IN		EXPLORATION		STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL		STAGE		EQUITY
Issuance of common stock for cash at
$0.01 per share
Issued June 9, 2005	6,766,000	$6,766	$-	$60,894	$	- $		67,660
Issued August 23, 2005	3,000,000	3,000	-	27,000		-		30,000
Issuance of common stock for cash at
$0.15 per share
Issued June 9, 2005	5,416,000	5,416	-	806,984		-		812,400
Stock to be issued	1,700,000	-	1,700	253,300		-		255,000
Comprehensive income (loss):
(Loss) for the period	-	-	-	-		(75,722)		(75,722)
Balance, October 31, 2005	16,882,000	15,182	1,700	1,148,178		(75,722)		1,089,338
Issuance of common stock for cash at
$0.15 per share
Stock issued - December 8, 2005	-	1,700	(1,700)	-		-		-
Issued December 8, 2005	700,000	700	-	104,300		-		105,000
Amortization of premium on loan	-	-	-	18,474		-		18,474
payable - related party (note 7)
Comprehensive income (loss):
(Loss) for the year	-	-	-	-		(508,257)		(508,257)
Balance, October 31, 2006	17,582,000	$17,582	$-	$1,270,952		$(583,979	) $	704,555
Issuance of common stock for debt settlement at
$0.5 per share
Issued November 9, 2006	4,000,000	4,000	-	1,996,000		-		2,000,000
Amortization of premium on loan	-	-	-	3,147		-		3,147
payable - related party (note 7)
Issuance of common stock for cash at $0.50
per share on July 18, 2007	2,100,000	2,100		1,047,900				1,050,000
Stock-based compensation on 1,300,000	-	-	-	682,312		-		682,312
options granted
Comprehensive income (loss):
(Loss) for the period	-	-	-	-		(1,763,749)		(1,763,749)
Balance, July 31, 2007	23,682,000	$23,682	$-	$5,000,311		$(2,347,728)		$2,676,265

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					12/9/2004
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	JULY 31		JULY 31		JULY 31,
	2007	2006	2007	2006	2007
Revenue
Natural gas and oil revenue	$87,988	-	$148,729	-	$169,036
Cost of revenue
Natural gas and oil operating costs	32,266	-	59,061	-	67,635
Depletion	436,440		632,796		799,853
Write down in carrying value of oil and gas properties	258,648	-	354,418	-	550,227
	727,354	-	1,046,275	-	1,417,715
Gross profit	(639,366)	-	(897,546)	-	(1,248,679)
Expenses
Accounting and audit	12,305	22,052	34,370	38,589	104,932
Bank charges and exchange loss	2,377	720	5,002	901	7,962
Consulting (note 8)	444,312	6,500	731,312	11,000	761,812
Depreciation	168	168	504	280	952
Fees and Dues	5,057	284	7,331	1,874	21,147
Interest expense from loan payable (note 5)	3,914	-	7,868	-	29,777
Investor relation	16,784	-	18,734	-	18,734
Legal and professional	12,407	20,889	46,461	44,607	97,988
Office and miscellaneous	1,046	-	8,838	248	9,498
Rent	2,448	2,310	7,346	3,810	13,512
Income taxes	1,043	-	1,043	-	1,043
Travel	3,041	220	10,058	3,418	13,476
Impairment of oil and gas acquisition cost	-	-	-	-	40,439
	504,902	53,143	878,867	104,727	1,121,272
(Loss) for the period before other income	(1,144,268)	(53,143)	(1,776,413)	(104,727)	(2,369,951)
Other Income
Interest income	4,864	227	11,857	227	17,981
Amortization of premium on loan payable (note 5)	-	-	807	-	4,242
Net (loss) for the period	$(1,139,404)	$(52,916)	$(1,763,749)	$(104,500)	$(2,347,728)
Basic and diluted (loss) per share	$(0.05)	$(0.00)	$(0.08)	$(0.01)	$(0.16)
Weighted average number of common shares outstanding
- Basic and diluted	21,855,913	17,582,000	21,557,092	17,538,410	14,800,439

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS (Expressed in U.S. Dollars) (Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			12/9/2004
	NINE MONTHS ENDED		TO
	JULY 31,		JULY 31,
	2007	2006	2007
Cash flows used in operating activities
Net (loss)	$(1,763,749)	$(104,500)	$(2,347,728)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation (note 8)	682,312	-	682,312
Depreciation	504	280	952
Depletion	632,796	-	799,853
Write down in carrying value of oil and gas properties	354,418	-	550,227
Impairment of oil and gas acquisition cost	-	-	40,439
Accredited interest on loan payable (note 5)	7,868	-	29,777
Amortization of premium on loan payable (note 5)	(807)	-	(4,242)
Change in operating assets and liabilities:
Increase in accounts receivable	(22,998)	-	(34,731)
Decrease in other receivable	1,726	-	-
Increase (Decrease) in prepaid expenses and deposit	(28,503)	18,214	(28,503)
Increase in accounts payable	2,177	18,163	3,865
Increase (Decrease) in accrued liabilitie4s	(8,388)	(5,500)	4,612
Net cash used in operating activities	(142,644)	(73,343)	(303,167)
Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(1,272,572)	(886,668)	(3,094,770)
Purchase of computer equipment	-	(2,041)	(2,041)
Net cash used in investing activities	(1,272,572)	(888,709)	(3,096,811)
Cash flows from financing activities
Proceeds from issuance of common stock	1,050,000	105,000	2,320,060
Proceeds from loan payable	50,000	-	2,050,000
Secured loan repayment (note 6)	(50,000)	-	(50,000)
Net cash from financing Activities	1,050,000	105,000	4,320,060
Increase (Decrease) in cash and cash equivalents	(365,216)	(857,052)	920,082
Cash and cash equivalents, beginning of period	1,285,298	863,560	-
Cash and cash equivalents, end of period	$920,082	$6,508	$920,082

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
July 31, 2007
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The financial statements as of July 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2006 audited financial statements and notes thereto.

2.

Organization and Business

The Company is an exploration and development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States and Canada.

3.        Capital Stock

(a)       Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.

 (b)      Share Issuances

Since the commencement of operations of the Company (December 9, 2004) to July 31, 2007, the Company issued 9,766,000 common shares at $0.01, 7,816,000 common shares at $0.15 and 6,100,000 common shares at $0.5 per share respectively.  The Company has received paid subscriptions for 1,700,000 common shares at $0.15 on October 13, 2005 and for 700,000 common shares at $0.15 on December 8, 2005.  1,700,000 of the above notes shares were paid for during the fiscal year ended October 31, 2005, but actual share certificates were not issued until December 8, 2005.

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

On July 18, 2007, the Company closed its private placement which comprised of the sale of 2,100,000 units at the price of $0.50 per unit for total proceeds of $1,050,000.  Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock at a price of $0.60, exercisable for a period of two years from the closing of this offering.

All shares and warrants issued are restricted under applicable securities rules.  As at July 31, 2007, Lexaria Corp. has 23,682,000 shares issued and outstanding and 6,100,000 warrants issued and outstanding.

4.

Oil and Gas Properties

(a)

Proved properties

(1) Palmetto Point Project

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000.  Concurrent with signing the Company paid $220,000 and on January 17, 2006 the company paid the remaining $480,000.  The Company applied the full cost method to account for its oil and gas properties and as of July 31, 2007, six wells were found to be proved wells.

On June 23, 2007, the Company acquired an assignment of 10% gross working interest from a third party for $520,000 secured loan payable (See Note 6).  The Company recognized $501,922 in the mineral property for the period ended July 31, 2007.

(2) Mississippi and Louisiana, Frio-Wilcox Project

As of July 31, 2007, the first well CMRUS 39-14 was found to be proved well and the Company applied the full cost method to account for this property.

(3) Owl Creek Prospect, Oklahoma, USA

The Company elected to participate in Isbill #1-36 on August 3, 2006.  Isbill #1-36 was abandoned on September 11, 2006, and costs amounted to $35,174 was added to capitalized cost in determination of depletion expenses.

On January 25, 2007, the Company elected to participate in Isbill #2-36.  As at July 31, 2007, the Company has made accumulated expenditures of $71,237.  Isbill #2-36 has started production from April 2007.

Properties	October 31, 2006	Addition	Depletion for the period	Write down in Carrying Value	July 31, 2007
U.S.A. – Proved property	$162,308	$1,004,586	$(632,796)	$(354,418)	$179,680

(b)

Unproved Properties

Properties	October 31, 2006	Addition	Cost added to capitalized cost	July 31, 2007
U.S.A.-Unproved properties	$851,178	$1,774,494	$(1,004,586)	$1,621,086
Canada-Unproved properties	405,407	-	-	405,407
	$1,256,585	$1,774,494	$(1,004,586)	$2,026,493

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

As at July 31, 2007, the Company has made accumulated expenditures of $405,407 on its Leduc Farm-in.

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

As at July 31, 2007, the Company has made accumulated expenditures of $102,513.

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

On June 21, 2007 and July 26, 2007, the Company acquired 10% from two third parties (total 20%) for all rights, title and benefits excluding the seven wells drilled under the AMI Agreement between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells.

As at January 31, 2007, the Company abandoned Wilcox #1 due to the uneconomic well and $162,420 of Wilcox’s drilling costs was added to the capitalized costs in determination of depletion expense.  As at April 30, 2007, CMR USA 39-14 was found to be proved well.

On June 2, 2007, the Company abandoned Randall #1 and $107,672 drilling costs was added to the capitalized costs in determination of depletion expense.

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

6.

Secured loan payable

On June 23, 2007, the Company acquired an assignment of 10% gross working interest of a Drilling Program from 0743868 B.C. Ltd (“0743868”) for $520,000.  The payment schedule is as follows: On or before July 15, 2007, the Company shall pay to 0743868 the sum of $50,000; and, on or before the 15th day of each subsequent month, the Company shall pay to 0743868 the sum of $50,000 for ten consecutive months; and then a final payment of $20,000 on the eleventh payment date until such time as the entire $520,000 has been paid.  If any payment less than the total amount is made and if the Company has not within 30 days of such partial payment being made completed the payments then due, then the pro-rata portion of the contemplated rights and interests will be deemed to have been properly purchased, but the pro-rata unpaid balance of the contemplated rights and interests shall revert back to 0743868.

The Company calculated the net present value of the secured loan payable by applying 8% interest rate, which was based on a T-bill rate of 4.28 plus a risk premium.  The net present value of the secured loan payable on June 23, 2007 was $501,922.  For the period ended July 31, 2007, the Company made $50,000 repayment and accrued $3,914 interest expense with ending balance of $455,836 as at July 31, 2007.

7.

Related Party Transactions

(a)

During the three month period ended July 31, 2007, the Company paid CAB Financial Services (“CAB”) $7,500 and RMA Resource Management Associates (“RMA”) $7,500 (July 31, 2006: $4,500), and $45,000 (July 31, 2006: $13,500) for nine month period ending July 31, 2007 for management and consulting services.  CAB is owned by the president of the Company and RMA is owned by the vice president of the Company.  The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

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

(e)

On April 26, 2007, the Company granted 600,000 Discretionary Options to the president and the vice president of the Company with an exercise price of $1.3.  The exercise price was modified to $0.80 on June 19, 2007.

8.

Stock Options

During the nine month period ending July 31, 2007, the Company granted 1,300,000 stock options to directors and consultant of the Company with exercise prices of $0.80 and $0.85 per share, vested immediately and expires over 4 years.   For the nine month period ended July 31, 2007, the Company recorded a total of $682,312 for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the period ended July 31, 2007 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2006	-	$ -

Granted	1,300,000	0.81

Balance, July 31, 2007	1,300,000	$ 0.81

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Period ended July 31, 2007
Expected volatility	78.64%
Risk-free interest rate	3.77%
Expected life	4 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended July 31, 2007 is as follows:

Period ended July 31, 2007	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price is less than or equal to market price at grant date:	$ 0.81	$ 0.52

The Company has the following options outstanding and exercisable.

July 31, 2007	Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
exercise prices	of shares	contractual life	Price

$0.80 $0.80 $0.85	700,000 400,000 200,000	3.74 years 3.89 years 3.97 years	0.80 0.80 0.85

9.

Commitments

On June 21, 2007, the Company entered into a Finder’s Fee Agreement (“Agreement”) with an individual (“Finder”) to further introduce, certain potential financiers directly or indirectly to the Company for a term of a year.  Pursuant to the Agreement, the Company agreed to pay to Finder a finder’s fee equal to up to 10% of the gross proceeds in connection with a Financing consummated by the Company with any Financier introduced to the Company by Finder, provided that such introduction was made during the term.

See Note 4 (a) (1) and Note 6.

10.

Reclassification

Certain comparative accumulative figures have been reclassified to conform with the financial statements presentation for July 31, 2007.

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

Management's Discussion and Analysis

Lexaria is an exploration and development stage oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States.  We are currently generating revenues from and have proved oil and gas reserves in our operations in Mississippi and Oklahoma. We have acquired the right to explore the Strachan Hills oil and gas property in Alberta, Canada and assumed working interests in the Owl Creek Prospect, Oklahoma and in various locations in Mississippi and Louisiana, USA.

The following disclosure relates to each property that we have an interest in:

Alberta

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

Drilling of this well has been completed and evaluation is underway.  Odin Capital Inc. of Calgary, Alberta, with whom the Company entered into this agreement, is a Canadian exploration finance company that arranges all aspects of identifying, financing, exploring and drilling properties.  The operator of the earning well is Rosetta Exploration Inc. of Calgary, Alberta.

Mississippi

As of July 31, 2007, the Company currently owns a 30% gross working interest in 12 wells; a 45% gross working interest in 7 wells; and a 50% gross working interest in 43 wells to be drilled; all located in Mississippi under various agreements with Griffin & Griffin Exploration, L.L.C. Additional details of these interests are noted below.

The Company entered into a 10-hole drilling program agreement (the “Griffin Drilling Program Agreement”) with Griffin & Griffin Exploration, L.L.C. (“Griffin”) dated December 21, 2005, whereby we acquired a 20% gross interest in any oil and gas produced, in a 10-well drilling program (the “Drilling Program”), to be carried out at Palmetto Point, Southwest Mississippi.

Palmetto Point is approximately 150 miles southwest of Jackson, Mississippi and approximately 50 miles north/northwest of Baton Rouge, Louisiana.  It is 30 miles west of Woodville, Mississippi off of State Highway 33.

By January 17, 2006 we paid $700,000 to Griffin, which represented the full cost of the Company’s 20% working interest in the Drilling Program. There were no further costs to the Company in earning its interest, including well development costs or pipeline connectors. Griffin has agreed that the leases held by it covering any mineral estate underlying the applicable well site acreage shall not provide for more than twenty-five (25%) percent royalty and overriding royalty interest.  Our net interest in any oil and gas produced is calculated by subtracting the applicable royalties from our 20% gross interest. Consequently, our original net working interest in the drilling program was a minimum fifteen (15%) percent net working interest.  Griffin conducted the Drilling Program in its capacity as Operator. We subsequently increased our participation under this program by spending $140,000 to earn the same 20% interest in 2 additional wells – 12 wells total and all drilled - and we subsequently increased our gross interest to 30% in these 12 wells, or a net working interest of 22.5%. The results of these wells are as follows as of July 31, 2007:

Phase I  Palmetto Point   30% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Producing
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Producing
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Producing
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Producing
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Temporarily Suspended
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Producing
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Producing
PP F-12	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Connection pending
PP F-6B		July 27/06	Frio Gas		Connection pending
PP F-52A		July 27/06	Frio Gas		Connection pending

On August 3, 2006, we entered into our Phase II agreement with Griffin & Griffin Exploration LLC, which covers an Area of Mutual Interest (AMI) exclusive to the participants, which includes 50 prospects for drilling of wells to depths sufficient to test prospectively producible hydrocarbons from the top of the Frio Formation to the bottom of the Wilcox Formation.  From these 50 prospects, Griffin and Griffin and the participants will select all drill locations.  We had contracted to assume a 40% gross interest in this AMI, meaning we were obligated to pay 40% of costs related to licensing, permitting, drilling, completing and all other related costs.  This 50-well AMI is intended to be drilled in several stages. The first stage had a total cost of $4 million, of which Lexaria’s pro rata share is $1.6 million.  As of July 31 2007 the Company had placed $1,600,000 in trust to completely fund this initial commitment. During the drill program, an unrelated third party participant elected not to continue their participation in the program, and we assumed our pro-rata portion of their 10% gross working interest as our own, at no additional cost, bringing our total gross working interest in these seven wells and their leases, to 45%.

The first of these 7 wells was successfully drilled and completed and entered into production. The second well in this Phase II program targeted the Wilcox formation, did not encounter commercially viable quantities of hydrocarbons, and was plugged and abandoned, with total costs associated with this well of $162,420.  All 7 of these wells have now been drilled, with results as follows:

Phase II   45% gross interest

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

As of July 31, 2007, plans are to drill at least 3 additional wells in Mississippi as soon as practical.

After a well has been drilled and completed and enters into production, we are responsible for paying our share of production and operations costs. As a matter of course, we will have to pay pipeline transmission costs if and when each well starts transporting natural gas.

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

During the second quarter ended April 30, 2007, our second participatory well was drilled at Owl Creek, the Isbill #2-36 well, in which we also have a 7.5% interest.  The Isbill#2-36 well was successful and is in production of both oil and natural gas and is contributing to our revenue generation.

Results of Operations for the Three and Nine Months Ended July 31, 2007

For the three-month period ended July 31, 2007, there were revenues of $87,988 and there were no revenues for the same three-month period in the prior year. For the nine-month period ended July 31, 2007, there were revenues of $148,729 and there were no revenues for the same nine-month period in the prior year.   The increase in revenues for both periods was caused by oil and natural gas sales received from the Company’s properties in Mississippi and Oklahoma.

For the three-month period ended July 31, 2007 we incurred costs and expenses in the amount of $1,232,256, compared to costs and expenses of $53,143 for the same three-month period in the prior year. For the nine-month period ended July 31, 2007 we incurred costs and expenses in the amount of $1,925,142, compared to costs and expenses of $104,727 for the same nine month period in the prior year.

This increase in costs and expenses is attributable to exploration costs and administrative expenses we incurred in connection with the following:

•

Depletion costs increased to $436,440 for the three month period ending July 31, 2007 (July 31, 2006: nil); and in the nine month period ended July 31, 2007, the Company incurred depletion costs of $632,796 (July 31, 2006: nil).  The depletion expense arose in the application of generally accepted accounting principles.  There was also increase in the write down of the carrying value of oil and gas properties, amounting to $258,648 for the three month period ended July 31, 2007 (July 31, 2006: nil) and $354,418 for the nine month period ended July 31, 2007 (July 31, 2006: nil).  The increase was caused when the carrying value exceeded the Net Present Value (NPV) of future benefits, and the carrying was adjusted to match the NPV.

•

Rent payment in connection with the acquisition of office space. In the three month period ended July 31, 2007, the Company incurred $2,448 (July 31, 2006: $2,310); and in the nine month period ended July 31, 2007, the Company incurred $7,346 (July 31, 2006: $3,810).

•

Legal fees in connection with the a registration statement application and professional fees in relation to the addition of properties. In the three month period ended July 31, 2007, the Company incurred $12,407 (July 31, 2006: $20,889); and in the nine month period ended July 31, 2007, the Company incurred $46,461 (July 31, 2006: $44,607).

•

Fees paid to a consultant. In the three month period ended July 31, 2007, the Company incurred $444,312 (July 31, 2006: $6,500); and in the nine month period ended July 31, 2006, the Company incurred $731,312 (July 31, 2006: $11,000).  The expense includes a stock based compensation charge of $682,312.

•

Travel costs. In the three month period ended July 31, 2007, the Company incurred $3,041 (July 31, 2006: $220); and in the nine month period ended July 31, 2007, the Company incurred $10,058 (July 31, 2006: $3,418)

•

Investor relation costs.  In the three month period ended July 31, 2007, the Company incurred $16,784 (July 31, 2006: nil); and in the nine month period ended July 31, 2007, $18,734 (July 31, 2006: nil).

The Net Loss for the three months ending July 31, 2007 was $(1,139,404) (July 31, 2006:$(52,916)), while the Net Loss for the nine months ending July 31, 2007 was $(1,763,749) (July 31, 2006:$(104,500)).  The increase in losses was caused by expenses relating to the transition of the Company from an exploration and development company to a development company and by an increase in the depletion charge for the year.

Assets

As of July 31, 2007, we had current assets of $983,316 and total assets of $3,190,578. We had total assets of $2,719,243 as of October 31, 2006. The increase in total assets was caused by an increase in oil and gas properties of $1,272,572 which was partially offset by an increase in an equity investment of $1,050,000.  The reduction in cash was due to an increase in costs and expenses plus additions to oil and gas properties.

Liquidity and Capital Resources

As of July 31, 2007, we had total current assets of $983,316 (July 31, 2006:  $1,298,757) and total assets in the amount of $3,190,578 (July 31, 2006:  $2,719,243). Our total current liabilities as of July 31, 2007 were $514,313 (October 31, 2006:  $2,014,688). As a result, on July 31, 2007 we had positive working capital of $469,003 (October 31, 2006:  $(715,931)). The increase in working capital was caused by a private placement of $1,050,000 which was partially offset by investments in oil and gas properties and the increases in general expenses as explained previously.

We relied on cash on hand previously raised through the issue of equity/debt capital to fund our operations during the three and nine months ended July 31, 2007.

The company generates revenue, but not sufficient to generate a profit. We still anticipate the need to raise significant capital through the sale of equity or debt securities on a private or public basis in order to sustain operations and meet our objectives. It is uncertain whether we will be able to obtain the necessary capital.

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

Natural Gas and Oil Properties

We account for our oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”).  Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.  Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis.  Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis.  The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues from proved reserves discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.  These properties are included in the amortization pool immediately upon the determination that the well is dry.

Unproved properties consist of lease acquisition costs and costs on well currently being drilled on the properties.  The recorded costs of the investment in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired.

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At July 31, 2007 and 2006, we had no overproduced imbalances

Item 3.     Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at July 31, 2007. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2007.

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

Dated: September 12, 2007

LEXARIA CORP.

/s/ "Leonard MacMillan" Leonard MacMillan President (Principal Executive Officer) and member of the Board of Directors 9/12/2007

/s/ "Chris Bunka" Chris Bunka Chairman of the Board, CEO, Secretary, Treasurer 9/12/2007

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

Date September 12, 2007

By:	/s/ "Leonard MacMillan" Leonard MacMillan President (Principal Executive Officer) and member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Chris Bunka, Principal Financial Officer (Principal Accounting Officer), and Director of Lexaria Corp., certify that:

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

Date: September 12, 2007

By:	/s/ "Chris Bunka" Chris Bunka CEO, Principal Financial Officer (Principal Accounting Officer) and Chairman of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Leonard MacMillan, President, (Principal Executive Officer) and Director of Lexaria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended July 31, 2007, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

Date: September 12, 2007

By:	/s/ "Chris Bunka" Chris Bunka CEO (Principal Executive Officer) and Chairman of the Board of Directors

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Diane Rees, Chief Financial Officer (Principal Accounting Officer) and Director of Lexaria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended July 31, 2007, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

Date: September 12, 2007

By:	/s/ "Chris Bunka" Chris Bunka Principal Financial Officer (Principal Accounting Officer), and Chairman of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Lexaria Corp. and will be retained by Lexaria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.