Form 10KSB
period 2007-10-31
Lexaria Corp.
filed 2008-01-29
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-52138

LEXARIA CORP.
(Name of small business issuer in its charter)

Nevada	20-2000871
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#604-700 West Pender Street, Vancouver, British
Columbia, Canada	V6C 1G8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 602-1675

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.001 par value
(Title of class)

Title of each class	Name of each exchange on which registered
Nil	Nil

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes [   ]   No [ X ]

State issuer’s revenues for its most recent fiscal year. $253,148

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

21,590,200@ $0.775(1)= $16,732,045
(1) Average of bid and ask closing prices on January 23, 2008.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

23,757,000 common shares issued and outstanding as of January 10, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

PART I

Item 1. Description of Business.

Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “our company” and “Lexaria” mean Lexaria Corp., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on December 9, 2004. We are an exploration and development oil and gas company currently engaged in the exploration for and development of petroleum and natural gas in North America.

We maintain our statutory registered agent's office and our business office at Business First Formations, Inc. 3702 South Virginia Street, Suite G12-401, Reno, Nevada 89509-6030. Our telephone number is (755) 825-5338.

We maintain our principal executive offices at Suite 604, 700 West Pender Street, Vancouver, British Columbia V6C 1G8. Our telephone number is (604) 602-1675. Our executive offices are comprised of one office and we share reception and boardroom facilities. Management does not believe that our office space will need to be expanded during 2008.

Our Current Business

We are an exploration and development stage oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We are currently generating revenues from our business operations in Mississippi. We have acquired the right to explore the Strachan Hills oil and gas property in Alberta, Canada and assumed a working interest in the Owl Creek Prospect, Oklahoma and the Palmetto Point oil and gas property in Mississippi USA. We plan to continue our current business of acquiring interests in potentially high-impact oil and gas property interests that offer a high probability of being able to drill without significant time delays. In our North American interests, we also try to choose properties where, if drilling is successful, the wells could be quickly connected to infrastructure and thus, with success, brought into production and able to generate cash flow as quickly as possible.

On June 21, 2007, we acquired an assignment of a 10% gross working interest in an Area of Mutual Interest (AMI) formerly held by Brinx Resources Ltd, a non-related company, in up to 50 oil & gas wells to be drilled, and any future development prospects thereof associated, located in Mississippi, USA. Interests in seven wells previously drilled under the conditions of the AMI remain the property of Brinx Resources Ltd. and we are not a party to Brinx’s interest in these wells, while the right to assume the 10% gross working interest in the remaining 43 wells and any future development prospects thereof, now belongs to our company. Because we already had a 40% gross working interest in this AMI, as a result of this transaction, we will from this date forward have a 50% gross working interest in the AMI.

On June 23, 2007, we acquired an assignment of a 10% gross working interest in 12 previously drilled oil & gas wells and any future development prospects thereof, formerly held by 0743868 BC Ltd, a non-related company. Since we had a 20% gross working interest in these same 12 oil and gas wells and development prospects, as a result of this transaction we will from this date forward have a 30% gross working interest in the 12 oil & gas wells and development prospects. We are obligated to make cash payments of US$520,000 over approximately a one-year period to complete this transaction ($200,000 paid as of October 31, 2007 and $350,000 paid as of January 24, 2008).

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

Governmental Regulations

Oil and natural gas operations (exploration, production, pricing, marketing and transportation) are subject to extensive controls and regulations imposed by various levels of government that may be amended from time to time. (See "Industry Conditions".) Our operations may require licenses from various governmental authorities. There can be no assurance that we will be able to obtain all necessary licenses and permits that may be required to carry out exploration and development on our projects.

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

Mississippi Taxation

According to the Mississippi State Tax Commission, we are subject to state severance and maintenance oil and gas taxes, as follows:

6% of gross receipts per well (severance tax); and

1/2% per MCF of production (maintenance tax).

Kyoto Protocol

Canada is a signatory to the United Nations Framework Convention on Climate Change and has ratified the Kyoto Protocol established thereunder to set legally binding targets to reduce nationwide emissions of carbon dioxide, methane, nitrous oxide and other so-called "greenhouse gases". Our exploration and production facilities and other operations and activities may emit a small amount of greenhouse gases, which may subject our company to legislation regulating emissions of greenhouse gases. The Government of Canada has put forward a Climate Change Plan for Canada which suggests further legislation will set greenhouse gases emission reduction requirements for various industrial activities, including oil and gas exploration and production. Future federal legislation, together with provincial emission reduction requirements such as those proposed in Alberta's Bill 37: Climate Change and Emissions Management, may require the reduction of emissions or emissions intensity produced by a corporation's operations and facilities. The direct or indirect costs of these regulations may adversely affect the business of our company.

Environmental Law

All phases of the oil and gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, provincial and local laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and natural gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants in the air, soil or water may give rise to liabilities to governments and third parties and may require our company to incur costs to remedy such discharge. Although we will strive to maintain material compliance with current applicable environmental regulations, no assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect our financial condition, results of operations or prospects. (See "Industry Conditions".)

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

Environmental legislation in Alberta has been consolidated into the Alberta Environmental Protection and Enhancement Act (the "EPEA"), which came into force on September 1, 1993. The EPEA imposes stricter environmental standards, requires more stringent compliance, reporting and monitoring obligations and significantly increases penalties. We anticipate making increased expenditures of both a capital and an expense nature as a result of the increasingly stringent laws relating to the protection of the environment and will be taking such steps as required to ensure compliance with the EPEA and similar legislation in other jurisdictions in which we operate. We believe that we are in material compliance with applicable environmental laws and regulations. We also believe that the trend towards stricter standards in environmental legislation and regulation will continue.

The Mississippi State Oil and Gas Board (the "MSOGB") has primary regulatory authority over the drilling and operation of all oil, gas and injection wells drilled below the base of the underground source of drinking water. The responsibility of the MSOGB includes the issuance of permits to drill, work-over or change operator. The MSOGB monitors compliance with all reporting requirements including monthly production/injection reports and required NORM surveys. The MSOGB issues grants of authority to transport product. It also oversees financial responsibility requirements and the routine inspection of wells for compliance to all Board Rules and Regulations. The MSOGB also monitors spill reports and H2S contingency plans. We intend to comply with all required regulations within the State of Mississippi.

Industry Conditions

The oil and natural gas industry is subject to extensive controls and regulations governing its operations (including land tenure, exploration, development, production, refining, transportation and marketing) imposed by legislation enacted by various levels of government and with respect to pricing and taxation of oil and natural gas, by agreements among the governments of Canada and Alberta, which should be carefully considered by investors in the oil and gas industry. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other oil and gas companies of similar size. All current legislation is a matter of public record and we are unable to predict what additional legislation or amendments may be enacted. Outlined below are some of the principal aspects of legislation, regulations and agreements governing the oil and gas industry.

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

On December 22, 1997, the Alberta government announced that it was conducting a review of the ARTC program with the objective of setting out better targeted objectives for a smaller program and to deal with administrative difficulties. On August 30, 1999, the Alberta government announced that it would not be reducing the size of the program but that it would introduce new rules to reduce the number of persons who qualify for the program. The new rules preclude companies that pay less than $10,000 in royalties per year and non-corporate entities from qualifying for the program. Such rules do not presently preclude us from being eligible for the ARTC program.

In November 2003, the Tax Act was amended to provide the following initiatives applicable to the oil and gas industry to be phased in over a five year period: (i) a reduction of the federal statutory corporate income tax rate on income earned from resource activities from 28 to 21%, beginning with a one percentage point reduction effective January 1, 2003, and (ii) a deduction for federal income tax purposes of actual provincial and other government royalties and mining taxes paid and the elimination of the 25% resource allowance. In addition, the percentage of ARTC that we will be required to include in federal taxable income will be 17.5% in 2005; 32.5% in 2006; 50% in 2007; 60% in 2008; 70% in 2009; 80% in 2010; 90% in 2011, and 100% in 2012 and beyond.

Employees

We do not have any employees, other than our directors and executive officers. We do not expect any material changes in the number of employees over the next 12 month period. We may enter into employment or consulting agreements with our directors and executive officers. We rely on our project operators for their technical expertise and project management experience, and will, from time to time as necessary, employ independent consultants to assist us with project evaluation.

Purchase of Equipment

At this time we do not expect to purchase or sell any plant or significant equipment, other than that we are considering a 40% pro-rata purchase of a pipeline gathering system that could be beneficial in our Mississippi operations. No agreement of any kind towards such purchase currently exists. We constantly evaluate the possibility of acquiring or disposing of certain oil and gas projects, as market conditions and opportunities allow.

Research and Development

Our business plan is focused on a strategy of the acquisition, exploration, and development of oil and natural gas properties.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Associated with Business

We have a limited operating history with losses and we expect the losses to continue, which raises concerns about our ability to continue as a going concern.

We have generated minimal revenues since our inception and will, in all likelihood, continue to incur operating expenses with minimal revenues until we are able to successfully commercialize our exploration interests. Our business plan may require us to incur further exploration expenses on our projects. We may not be able to successfully commercialize our exploration interests or ever become profitable. These circumstances raise concerns about our ability to continue as a going concern.

We will require additional financing to develop existing exploration interests or acquire additional resource assets.

Because we have generated only minimal revenue from our business and cannot anticipate when we will be able to generate meaningful revenue from our business, we will need to raise additional funds to acquire, explore and develop oil and gas interests. We do not currently have sufficient financial resources to completely fund the development and production of our exploration interests. We currently do not have sufficient financial resources to fund the acquisition of additional exploration or development interests. We anticipate that we will need to raise further financing. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our oil and gas interests and development plans. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing security-holders.

We may not be successful in our exploration for oil and gas.

We currently have only modest oil or gas reserves that are deemed proved, probable or possible pursuant to American standards of disclosure for oil and gas activities. We have participated in the drilling of one well in Alberta, Canada, and also have participated in the drilling of wells in Mississippi and Oklahoma, USA.

There can be no assurance that our current or future drilling activities will be successful, and we cannot be sure that our overall drilling success rate or our production operations within a particular area will ever come to fruition, and if they do, will not decline over time. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (v) shortages or delays in the availability of drilling rigs and the delivery of equipment.

In addition, our exploration and development plans may be curtailed, delayed or cancelled as a result of lack of adequate capital and other factors, such as weather, compliance with governmental regulations, current and forecasted prices for oil and changes in the estimates of costs to complete the projects. We will continue to gather information about our exploration projects, and it is possible that additional information may cause our company to alter our schedule or determine that a project should not be pursued at all. You should understand that our plans regarding our projects are subject to change.

We may not be able to obtain all of the licenses necessary to operate our business.

Our operations require licenses and permits from various governmental authorities to drill wells and transport hydrocarbon fluids or gases. We believe that we hold, or will hold, all necessary licenses and permits under applicable laws and regulations for our operations and believe we will be able to comply in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits that may be required to maintain continued operations that economically justify the cost.

The exploration business is competitive.

We operate in the highly competitive area of oil and natural gas exploration and production. Many of our competitors have much greater financial and other resources than we possess. Such competitors have a greater ability to bear the economic risks inherent in all phases of the industry. In the exploration and production business, the availability of alternate fuel sources, the costs of our drilling program, the development of transportation systems to bring future production to the market and transportation costs of oil are factors that affect our ability to compete in the marketplace.

Estimates of oil and gas reserves are inherently forward-looking statements, subject to error, which could force us to curtail or cease our business operations.

We have minimal oil and gas reserves. Potential future estimates of oil and gas reserves are inherently forward-looking statements subject to error. Although estimates of reserves are made based on a high degree of assurance in the estimates at the time the estimates are made, unforeseen events and uncontrollable factors can have significant adverse impacts on the estimates. Actual conditions will inherently differ from estimates. The unforeseen adverse events and uncontrollable factors include but are not limited to: geologic uncertainties including unforeseen fracturing or faulting; oil and gas price fluctuations; fuel price increases; variations in exploration, production, and processing parameters; and adverse changes in environmental or resource laws and regulations. The timing and effects of variances from estimated values cannot be predicted.

The volatility of oil prices could adversely affect our results of operations.

The prices we will receive for any products we may produce and sell are likely to be subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and a variety of additional factors beyond our control. These factors include but are not limited to the condition of the worldwide economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere and the availability of alternate fuel sources. The prices for oil will affect:

1.	our revenues, cash flows and earnings;

2.	our ability to attract capital to finance our operations, and the cost of such capital;

3.	the profit or loss incurred in refining petroleum products; and

4.	the profit or loss incurred in our oil and gas exploration activities.

Operating hazards may adversely impact our oil and gas exploration activities.

Our exploration operations are subject to risks inherent in the exploration business, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Our operations could be subject to a variety of additional operating risks such as earthquakes, mudslides, tsunamis and other effects associated with extensive rainfall or other adverse weather conditions.

Our operations could result in liabilities for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs or other environmental damages. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

Fuel price variability.

The cost of fuel can be a major variable in the cost of oil and gas exploration, one which is not necessarily included in the contract exploration prices obtained from contractors, but is passed on to the overall cost of operation. Although high fuel prices by historical standards have been used in making the reserve estimates included herein, future fuel prices and their impact are difficult to predict, but could force us to curtail or cease our business operations.

Changes in environmental regulations.

We believe that we currently comply with existing environmental laws and regulations affecting our operations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected the industry in the past and additional changes may occur in the future.

Our operations are subject to environmental laws, regulations and rules promulgated from time to time by government. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain oil and gas industry operations, such as uncontrolled flaring, which could result in environmental pollution. A breach of such legislation may result in the imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner that means stricter standards and enforcement. Fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies, directors, officers and employees. The cost of compliance with changes in governmental regulations has potential to reduce the profitability of operations. We intend to comply with all environmental regulations in the United States and Canada.

The exploration, development and operation of oil and gas projects involve numerous uncertainties.

Oil and gas exploration and development projects typically require a number of years and significant expenditures during the development phase before production is possible. Exploration offers no guarantee, and no realistic ability to project a probability, of ever successfully discovering economically feasible ore resources or reserves.

Development projects are subject to the completion of successful production or development studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

1.	estimation of reserves;

2.	future oil and gas prices; and

3.	anticipated capital and operating costs of such projects.

Oil and gas development projects may have limited or no relevant operating history upon which to base estimates of future operating costs and capital requirements. Estimates of reserves and operating costs are based on geologic and engineering analyses.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

1.	unanticipated adverse geotechnical conditions;

2.	incorrect data on which engineering assumptions are made;

3.	costs of constructing and operating a field in a specific environment;

4.	availability and cost of transportation, processing and refining facilities;

5.	availability of economic sources of power;

6.	adequacy of water supply;

7.	adequate access to the site;

8.	unanticipated transportation costs;

9.	unexpected pollution or hazard costs;

10.

government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation, as well as the costs of protection of the environment and agricultural lands);

11.	fluctuations in commodities prices; and

12.	accidents, labor actions and force majeure events.

Any of the above referenced events may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

Oil and gas exploration is highly speculative, involves substantial expenditures, and is frequently non-productive.

Oil and gas exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored are ultimately developed into economically producing wells or fields. To the extent that we continue to be involved in oil and gas exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our oil and gas exploration efforts will be successful. The risks associated with oil and gas exploration include:

1.	the identification of potential hydrocarbon zones based on superficial analysis;

2.	the quality of our management, consultants and partners, and their geological and technical expertise; and

3.	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically extractable oil and gas. Because of these uncertainties, our current and future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

Oil and gas risks and insurance could have an adverse effect on our business.

Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing oil and gas properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or production techniques, periodic interruptions because of inclement weather and industrial accidents. Although insurance may ameliorate some of these risks, such insurance may not always be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties. Either of these events could cause us to curtail or cease our business operations.

If we are unable to recruit or retain qualified personnel, it could have a material adverse effect on our operating results and stock price.

Our success depends in large part on the continued services of our executive officers and third party relationships. We currently do not have key person insurance on these individuals. The loss of these people, especially without advance notice, could have a material adverse impact on our results of operations and our stock price. It is also very important that we be able to attract and retain highly skilled personnel, including technical personnel, to accommodate our exploration plans and to replace personnel who leave. Competition for qualified personnel can be intense, and there are a limited number of people with the requisite knowledge and experience. Under these conditions, we could be unable to recruit, train, and retain employees. If we cannot attract and retain qualified personnel, it could have a material adverse impact on our operating results and stock price.

We are not the "operator" of any of our oil and gas exploration interests, and so we are exposed to the risks of our third-party operators.

We rely on the expertise of our contracted third-party oil and gas exploration and development operators for their judgment, experience and advice. We can give no assurance that these third party operators will always act in our best interests, and we are exposed as a third party to their operations and actions in those properties and activities in which we are contractually bound.

Risks Associated with the Shares of Our Company

Because we do not intend to pay any dividends on our shares, investors seeking dividend income or liquidity should not purchase our shares.

We have not declared or paid any dividends on our shares since inception, and do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our shares.

Because we can issue additional shares, purchasers of our shares may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 75,000,000 shares. The board of directors of our company have the authority to cause us to issue additional shares, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

Other Risks

Because all of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Description of Property.

We maintain our principal executive offices at Suite 604, 700 West Pender Street, Vancouver British Columbia V6C 1G8. Our telephone number is (604) 602-1675. We rent our principal executive offices on a month to month basis from Hurricane Corporate Services at $770 per month, commencing the 1st day of April 18, 2006. Our executive offices are comprised of one office and we share reception and boardroom facilities. Management does not believe that our office space will need to be expanded during the next twelve months ending October 21, 2008.

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

The principal terms of the Odin Farmout Agreement are as follows:

  Odin will drill to the contract depth, which is a depth sufficient to penetrate thirty (30) metres into the Leduc formation, or a depth of 13,331 feet, whichever shall be the lesser, which describes the earning well and which, upon completion, in accordance with the Odin Farmout Agreement, results in our company earning our interest in the Farmout Lands set out below.

Farmount Lands

Title Documents	Lands	Farmee's Earned WI and Owned WI	Encumbrances
Crown P&NG Licence No. 5596020176	Twp. 38 Rge. 9 W5M Sec 9 Natural Gas in the Leduc	4.000%BPO	1) Crown S/S
		2.000%APO	2) 3.5% NCGORR to Calgary International Energy

			3) 5.0% NCGORR to Northrock and TKE (APO only)
			4) 12% ORR to Rosetta convertible at payout
Crown P&NG Lease No. 0604120298	Twp. 38 Rge. 9 W5M Sec 9 P&NG below the base of the Mannville excluding natural gas in the Leduc	2.000%	1) Crown S/S 2) 3.5% NCGORR to Calgary International Energy
			3) 5.0% NCGORR to Northrock and TKE (APO only)
Crown P&NG Licence No. 5596020176	Twp. 38 Rge. 9 W5M Sec 10 P&NG below base Shunda	1.600%	1) Crown S/S 2) 3.5% NCGORR to Calgary International Energy
			3) 5.0% NCGORR to Northrock and TKE (APO only)
Crown P&NG Licence No. 5596020176	Twp. 38 Rge. 9 W5M Sec 15 & 16 P&NG below base Shunda	1.289%	1) Crown S/S 2) 3.5% NCGORR to Calgary International Energy
			3) 5.0% NCGORR to Northrock and TKE (APO only)

Project Structure

In participating in the Strachan prospect, we received the benefit of the operator's expenditures to date in this area, including land costs, 3-dimensional seismic costs, pipeline costs to the Strachan gas plant and the intangible value of their exploration team.

We have acquired a 4% interest in the property for accumulated payments of $405,407. For this 4% interest, we have earned the following:

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

Current Status of the Strachan Project

The Strachan Well has been drilled to a total depth of 13,650 feet. Preliminary results indicated the presence of a potential Devonian gas well.

The operator had informed us that it decided to complete the potential gas well by inserting a casing into the total depth of the well. The casing was completed and a production test program for this well was run. Test results were inconclusive.

During the drilling process, the operator of this potential gas well encountered extremely high pressures of up to 10,000 pounds per square inch in several zones. The decision to case the well prior to testing was based on the factors associated with running logging tools in a well with such extremely high pressures.

It had been determined by the technical team that a testing program was needed which involved specialized high-penetration, low-diameter guns from the USA to determine the potential of any reserves. The operator, Rosetta Exploration, was purchased by a third party in 2006 which delayed certain decisions. Further results have been inconclusive, but appear to indicate non-commercial quantities of hydrocarbons. Lexaria may decide to abandon its interest in this project.

Phase I Palmetto Point Drilling Project - Mississippi

We entered into a drilling program agreement with Griffin and Griffin Exploration, L.L.C. ("Griffin") dated December 21, 2005, whereby we acquired a 20% gross working interest in a 10-well drilling program (the "Drilling Program"), that was carried out at Palmetto Point, Mississippi.

The total operational and overhead costs for the 100% interest in the 10-well Drilling Program were US$3,500,000. We have paid US$700,000 to Griffin, which represents the full cost of our 20% gross working and revenue interest in the Drilling Program. Griffin has agreed that the leases held by it covering any mineral estate underlying the applicable well site acreage shall not provide for more than twenty-five (25%) percent of eight-eighths (8/8) royalty and overriding royalty interest.

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

Griffin conducts the Drilling Program in its capacity as Operator. This will consist of the drilling, logging, testing, completing and equipping for production (or if applicable, the plugging and abandonment) of ten wells. Griffin will drill to a subsurface depth equal to such depth as is necessary to penetrate the sands of the Frio Geological Formation ("Frio") identified as prospectively productive of oil and/or gas. Griffin has drilled, owned or operated more than 100 Frio wells in the region.

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

Subsequent to the initial 10-well drill program, we have also purchased a 20% gross interest in two additional wells previously drilled by Griffin and Griffin in Mississippi for $140,000 under the same terms as described above for the Phase I drilling program. We also drilled a 13th well, a oil development well, under the terms of this agreement, in October 2007.

Phase II Area of Mutual Interest – Mississippi

We entered an agreement to participate as to a 40% gross interest in up to an additional 50 wells, which have been defined as an Area of Mutual Interest (AMI). Under the terms of this agreement, Griffin and Griffin’s interest is 20%. Seven wells were drilled under Phase II, with specific results as shown later in this document. Subsequent to entering the agreement, we increased our interest in these seven wells to a 45% gross interest. We do not expect any additional wells to be drilled under Phase II. After the drilling of these 7 wells, there were 43 wells left to drill under the terms of the AMI.

Phase III Area of Mutual Interest - Mississippi

We currently have a 50% gross interest in the remaining 43 wells of the AMI. We have no financial obligation to drill these wells, and no penalties will be incurred if we do not drill these wells, though we may waive certain funds paid towards development of well prospects. As of January 24, 2008, 5 of these wells were drilled and all encountered non-commercial quantities of hydrocarbons. There are 38 undrilled wells remaining to be drilled under the terms of the AMI and we expect to drill an as yet unknown number of these wells in 2008.

Project – Oklahoma

We currently have a 7.5% working interest in the Owl Creek Prospect, Oklahoma. The operator is Ranken Energy Ltd. We paid $100,000 for a 7.5% interest and to participate in the Isbill #1-36 well. The Isbill #1-36 well was drilled and abandoned.

A second well was drilled at Owl Creek, the Isbill #2-36 well, in which we also have a 7.5% interest. The Isbill#2-36 well was successful and is in production of both oil and natural gas and is contributing to our revenue generation. Additional drill locations exist on this property and it is possible that we may participate in the drilling of such wells, but no decision has been made at this time as to whether or not we will participate in future wells at Owl Creek.

Project - Papua New Guinea

On February 3, 2005, we applied for a Petroleum Prospecting License (APPL 264) to the Department of Petroleum and Energy, Papua, New Guinea. The area sought in the application is in the Papuan Foreland Basin and contains 37 graticular blocks in the Darai Plateau. The Darai Plateau extends northwards to within 15km of the producing Kutubu Oil Fields.

There are several applicants for APPL 264. If our application had been successful, we could have been required to complete work programs with benchmarks over years 1 & 2 totaling $1,000,000; years 3 & 4 totaling $10,500,000; and years 4 & 6 totaling $6,500,000.

Since more than two years has passed since our application and we have not had success in being awarded this license, we have written off the application costs of $40,439 as we anticipate that our application will not be successful. There have been no additional developments regarding this application and we consider this opportunity to have passed.

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

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended October 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The closing price of our common stock, as reported by the FINRA OTCBB on January 23, 2008, was $0.80.

Our common shares are quoted for trading on the OTCBB under the symbol "LXRA". The following quotations obtained from stockwatch.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
January 31, 2006(2)	N/A	N/A
April 30, 2006(2)	N/A	N/A
July 31, 2006(2)	N/A	N /A
October 31, 2006	$0.10	$0.10
January 31, 2007	$0.98	$0.35
April 30, 2007	$0.99	$0.75
July 31, 2007	$1.25	$0.54
October 31, 2007	$1.18	$1.01
(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark- up, mark-down or commission, and may not represent actual transactions.
(2)	No high or low bid prices for our common stock were recorded for the period indicated.

Holders of our Common Stock

Our common shares are issued in registered form. Our transfer agent and registrar for our common stock is the Nevada Agency and Trust Company. Their address is 880-50 West Liberty Street, Reno, Nevada, 89501. Their telephone number is (775) 322-0626. Their facsimile number is (775) 322-5623. On January 10, 2008, the shareholders' list of our common shares showed 43 registered shareholders and 23,757,000 common shares issued and outstanding.

Dividend Policy

During the years ended October 31, 2007 and 2006, we did not pay any cash dividends to any holders of our equity securities and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Our current stock option plan, entitled the 2007 Equity Incentive Stock Option Plan was approved by our shareholders on April 25, 2007. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at January 10, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	1,3000,000	$0.81	700,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,300,000	$0.81	700,000

(1) The maximum number of options issuable under our 2007 Equity Incentive Stock Option Plan is 2,000,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” beginning on page 9 of this registration statement.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a Nevada corporation incorporated on December 9, 2004. We are an exploration and development stage oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We are currently generating revenues from our business operations in Mississippi and in Oklahoma. We have acquired the right to explore the Strachan Hills oil and gas property in Alberta Canada and assumed a working interest in the Owl Creek Prospect, Oklahoma and the Palmetto Point and other oil and gas properties in Mississippi USA. Our detailed business plan is discussed herein.

Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. We have to date, and plan to continue to acquire most of the industry and geological expertise we require through third party contractual relationships with other companies, which will act as operators of our various interests. Although this exposes us to certain risks on behalf of those operators, it also allows us to participate in the often unique experience and knowledge that local persons have related to certain properties. We plan to continue our current business of acquiring interests in potentially high-impact oil and gas property interests that offer a high probability of being able to drill without significant time delays. In our North American interests, we also try to choose properties where, if drilling is successful, the wells could be quickly connected to infrastructure and thus, with success, brought into production and able to generate cash flow as quickly as possible.

Our largest single expense since inception has been a charge of $682,312 for stock based compensation (stock options). As of October 31, 2007, no stock options had been exercised. Most of our overhead expenses for the period from inception (December 9, 2004) and ending October 31, 2007, were for accounting and audit expenses of $120,467 mostly to remain compliant with various reporting requirements and filings; and for legal and professional expenses of $122,989 in attempting to obtain property licenses, prepare or review contracts, prepare prospectuses, and other various day to day operations.

For the year ended October 31, 2007, we had natural gas and oil revenue of $253,148, compared to $20,307 in the prior year. Cost of revenue including operating costs, depletion and write-down in carrying value of oil and gas properties, was $273,414 for the year ending October 31, 2007, compared to $371,440 in the year ending October 31, 2006.

Our entire loss for the year ended October 31, 2007 was $1,055,888. During the 2007 field program, drilling and development expenditures consisted of $2,390,597. For the period ending October 31, 2007, most of our overhead expenses relate to operating expenses as our company makes the transition to an operating entity. We have begun to experience revenue growth during 2007, particularly in the final quarter ending October 31, 2007. We are pleased with our financial results, including our ability to raise private capital that has allowed us to fund the 2007 drilling program, part of the 2008 drilling program, and remain in good standing on all our properties.

Alberta

We have acquired an interest in a property located 80 miles northwest of Calgary, Alberta, Canada. On September 23, 2005, we signed an agreement to participate in a 13,330 foot drill program. As of October 31, 2007, our company has paid $405,407 for a 4% gross interest to participate in any oil and gas produced (before recovery of the costs of the drill program), reducing to a 2% interest after recovery of the drilling costs. We expect to pay further costs equal to it’s 4% interest in completing and equipping an earning well to a pipeline tie in if warranted. The property is reached by traveling 100 miles north from the city of Calgary on Highway #22, and is approximately a one-half hour drive past the town of Rocky Mountain House.

Drilling of this well has been completed and some evaluation has been completed. The well appears to be noncommercial and it is possible that we could abandon our interest in this well. Odin Capital Inc. of Calgary, Alberta, with whom we entered into this agreement, is a Canadian exploration finance company that arranges all aspects of identifying, financing, exploring and drilling properties. The operator of the earning well is Rosetta Exploration Inc. of Calgary, Alberta.

Mississippi

As of October 31, 2007, we currently own a 30% gross working interest in 12 wells; a 45% gross working interest in 7 wells; and a 50% gross working interest in 43 wells (of which 38 remain to be drilled); all located in Mississippi under various agreements with Griffin and Griffin Exploration, L.L.C. Additional details of these interests are noted below.

We entered into a 10-hole drilling program agreement (the “Griffin Drilling Program Agreement”) with Griffin and Griffin Exploration, L.L.C. (“Griffin”) dated December 21, 2005, whereby we acquired a 20% gross interest in any oil and gas produced, in a 10-well drilling program (the “Drilling Program”), to be carried out at Palmetto Point, Southwest Mississippi. Palmetto Point is approximately 150 miles southwest of Jackson, Mississippi and approximately 50 miles north/northwest of Baton Rouge, Louisiana. It is 30 miles west of Woodville, Mississippi off of State Highway 33.

By January 17, 2006, we paid $700,000 to Griffin, which represented the full cost of our company’s 20% working interest in the Drilling Program. There were no further costs to our company in earning its interest, including well development costs or pipeline connections. Griffin has agreed that the leases held by it covering any mineral estate underlying the applicable well site acreage shall not provide for more than twenty-five (25%) percent royalty and overriding royalty interest. Our net interest in any oil and gas produced is calculated by subtracting the applicable royalties from our 20% gross interest. Consequently, our original net working interest in the drilling program was a minimum fifteen (15%) percent net working interest. Griffin conducted the Drilling Program in its capacity as Operator. We subsequently increased our participation under this program by spending $140,000 to earn the same 20% interest in 2 additional wells – 12 wells total and all drilled - and we subsequently increased our gross interest to 30% in these 12 wells, or a net working interest of 22.5% . The status of these wells are as follows as of October 31, 2007:

Phase I Palmetto Point 30% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Producing
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Temporary shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Producing
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Temporary shut-in

PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Temporary shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Producing
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Producing
PP F-12	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-6B		July 27/06	Frio Gas		Producing
PP F-52A		July 27/06	Frio Gas		Connection pending

On August 3, 2006, we entered into our Phase II agreement with Griffin and Griffin Exploration LLC, which covers an Area of Mutual Interest (AMI) exclusive to the participants, which includes 50 prospects for drilling of wells to depths sufficient to test prospectively producible hydrocarbons from the top of the Frio Formation to the bottom of the Wilcox Formation. From these 50 prospects, Griffin and Griffin and the participants will select all drill locations. We had contracted to assume a 40% gross interest in this AMI, meaning we were obligated to pay 40% of costs related to licensing, permitting, drilling, completion and all other related costs. This 50-well AMI is intended to be drilled in several stages. Lexaria’s pro rate share of the first stage had a total cost $1.6 million. As of October 31 2007, our company had placed $1,600,000 in trust to completely fund this initial commitment. During the drill program, an unrelated third party participant elected not to continue their participation in the program, and we assumed our pro-rata portion of their 10% gross working interest as our own, at no additional cost, bringing our total gross working interest in these seven wells and their leases, to 45%.

The first of these 7 wells was successfully drilled and completed and entered into production. The second well in this Phase II program targeted the Wilcox formation, did not encounter commercially viable quantities of hydrocarbons, and was plugged and abandoned, with total costs associated with this well of $162,420. All 7 of these wells have now been drilled, with results as follows:

Phase II 45% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
CMR-USA-39- 14 RB F-3	Sept. 8/06	Sept. 12/06	Frio Gas 14 ft.	3,200	Producing
Dixon #1	Jan. 03/07	Jan. 20/07	Wilcox Target; Dry	8,650	Plug & abandon
Faust #1, TEC F-1	Feb. 05/07	Feb. 11/07	Frio Gas 9 ft	5,350	Connection pending
CMR/BR F-24	Feb. 20/07	Feb. 24/07	Frio Gas	3,250	Status unknown
RB F-1 Red Bug #2	May 08/07	May 13/07	Frio Gas 10 ft	3,180	Connection pending
BR F-33	May 20/07	May 24/07	Frio Gas 12 ft	3,837	Producing
Randall #1 Closure F-4	May 27/07	June 03/07	Frio Target: Dry	5,100	Plug & abandon

Phase III 50% gross interest

As of January 15, 2008, five additional wells were drilled under the 50-well AMI. Each of these wells encountered non commercial quantities of hydrocarbons and were plugged and abandoned. There are 38 wells remaining to be drilled under the terms of the 50-well AMI as of January 15, 2008.

After a well has been drilled and completed and enters into production, we are responsible for paying our share of production and operations costs. As a matter of course, we will have to pay pipeline transmission costs if and when each well starts transporting natural gas or oil.

Oklahoma

On August 3, 2006, we entered an agreement to acquire a 7.5% working interest in the Owl Creek Prospect, Oklahoma. The operator is Ranken Energy Ltd. We paid $100,000 for a 7.5% interest and to participate in the Isbill #1-36 well. The Isbill #1-36 well was drilled and on September 11, 2006, our company elected to abandon the well but reserved the right under the agreement to participate in future additional wells in the AMI in the Owl Creek Prospect.

During the second quarter ended April 30, 2007, our second participatory well was drilled at Owl Creek, the Isbill #2-36 well, in which we also have a 7.5% interest. The Isbill#2-36 well was successful and is in production of both oil and natural gas and is contributing to our revenue generation.

Because of increased operational activity, our overhead, exploration and property costs rose for the period ending October 31, 2007. We paid exploration expenditures of $116,681 during 2007. We currently have sufficient funds to conduct our planned 2008 exploration program and to operate our company for the next 12 months.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended October 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Sustained high gas pressures of up to 10,000 per square inch have been encountered in the drill hole thus the hole has been cased and is now undergoing testing. It has been determined by the technical team that a testing program is needed which involves specialized high-penetration, low-diameter guns from the USA to determine the potential of any reserves. The operator, Rosetta Exploration, was purchased by a third party in 2006. Odin Capital, Inc., the Farm Out partner for Lexaria, has advised us that the well is not likely to be successfully brought into production and we could abandon our interest in this well.

Results of Operations: Mississippi Property

We had no operations at our Mississippi property in 2005. In January 2006 we completed our Phase I interest acquisition. Griffin and Griffin Exploration L.L.C., our drilling program partner and operator, undertook the 2006 drilling program of ten (10) wells on the Palmetto Point property in Mississippi. Drilling of all ten wells took place between March and December, 2006. In total, $3,500,000 was raised by the Palmetto Point participants, including the $700,000 contribution for our 20% gross interest. A 20% gross interest was subsequently purchased and paid for by us in two additional wells in this Phase, expending it to a total of 12 wells. The Palmetto Point Phase I, twelve-well drilling program has been completed and our 20% interest fully paid for; and our additional interest of 10% has been partially paid for.

Because we successfully discovered oil at the Belmont Lake oil field as a result of the 12-well program, we subsequently drilled one additional development oil well in October 2007, of which we also have a 30% gross interest. The revenue received from these initial wells for the year ended October 31, 2007 was $214,547 (October 31, 2006 $20,307)

The Phase II seven-well program has been completed and we have paid in full for our 45% interest. As of January 24, 2008, two of these wells were producing and two were awaiting tie-in. The Phase III five-well program has been completed as of January 24, 2008 and our 50% interest has been paid for. None of these five wells are expected to go into production. The specific results of these programs are reported in the tables above.

During the 2007 field program, drilling and development expenditures consisted of $2,390,597. Our obligation to pay property payments for all of 2006 was $840,000. Operational overhead for all of 2007 was $124,907. If we successfully find and produce oil and gas, our overhead in Mississippi will be substantially higher, but it is not possible to determine to what extent it could be higher, until such time as our exploration drilling program is complete. If we are successful in our oil and gas exploration program, and if we discover and begin producing commercial quantities of oil or gas, then the cash flow generated from the sale of such oil or gas may or may not be sufficient to pay the undetermined higher overhead costs. We currently have sufficient funds to conduct our currently scheduled stage one 2008 exploration program, the majority of which is already prepaid, make scheduled property payments, and operate our company for the next 12 months.

Liquidity and Capital Resources

We had no operational revenue in 2005. Beginning in August, 2006, modest revenue of $20,307 was realized from the sale of natural gas from our Mississippi wells and as of October 31, 2007 operational revenue amounted to $253,148. At October 31, 2006, we had $1,285,298 in cash and cash equivalents. At October 31, 2007, we had $78,061 in cash and cash equivalents. We anticipate that our total operating expenses will be less than $500,000 for the next twelve months, of which we paid $30,000 subsequent to October 31, 2007. In the opinion of our management, available funds together with funds generated from operations should satisfy our current minimum working capital requirements up to October 31, 2008. As of October 31, 2006 our total assets were $2,719,243 and our total liabilities were $2,014,688. As of October 31, 2007, our total assets were $3,795,887 and our total liabilities were $400,979. On July 31, 2006, we entered into a loan agreement with four individuals wherein they loaned us $2,000,000 ($408,200 of this amount was subsequently assigned to other arm’s length parties by some of the original lenders.) On November 9, 2006 the entire debt was converted into equity by issuing 4,000,000 common shares and 4,000,000 warrants. On March 20, 2007, our company’s chairman, director and chief executive officer forwarded

$50,000 as a demand loan and on June 23, 2007, we received a secured loan on the purchase of an additional interest in the Mississippi Phase 1 prospect of $520,000. and as a result, as of October 31, 2007, we have a demand loan payable of $50,000 and a secured loan payable of $313,402.

During the past twelve months we have examined a number of oil and gas exploration and development opportunities. We have not acquired any interests other than those already disclosed in Alberta, Oklahoma and Mississippi, but we are continually and actively searching for additional projects. We evaluated a number of North American based opportunities in which we declined to participate. We evaluated and agreed to participate in the properties we now identify as our Mississippi and Alberta properties and we raised sufficient funds from investors to allow us to fully fund our obligations.

Our legal, accounting and auditing fees in 2006 were $106,013, while in 2007 they were $121,367, the increase was caused by legal fees in relation to the filing of an option plan. We expect to incur not more than a total of $120,000 for legal, accounting and auditing fees in 2008. Operational overhead in 2006 was $166,683 and in 2007 was $1,054,514. The increase was caused by a stock based compensation charge of $682,312 (October 31, 2006: $0); increases in legal and accounting fees due to filing of the option plan and the preparation and filing of a prospectus; increases in investor relations costs of $69,722 (October 31, 2006: $0); decrease in interest expense on loan payable due to deemed interest on the loan payable of $15,434 (October 31, 2006 $21,909); increases in advertising and promotions amounting to $20,071 (October 31, 2006: $0) and increases in travel costs of $32,306 (October 31, 2006: $3,418) as our company increased its presence in the market and traveled to examine business opportunities.

Based on the properties we are now participating in we do not anticipate requiring additional funds within the next 12 months. If, however, we participate in additional programs whether on our existing properties or on as yet undefined potential future properties, we will require additional funds. We have already paid all of our pro rata costs for all the wells in which we have interests on all our properties. We have no overdue or pending property payments and no overdue exploration payments pending, and we do not anticipate any material cost overruns.

In 2008, we expect to generate increasing revenue streams as a result of the successful drilling programs we have participated in within Mississippi. As of October 31, 2007, we are not confident that any of our Mississippi wells are producing at their highest potential, and for this reason we are not yet able to accurately determine the volumes of hydrocarbons that we might be able to sell. However in general terms, our company feels that sufficient cash flow will be generated from oil and gas sales during 2008 to, at a minimum, more than cover all of the administrative and general operating costs of our company. As more production information is created over time, our company will be better able to determine whether sufficient cash flow could be generated to cover the costs of additional drilling programs, without the need to raise additional money.

Specifically, our company notes that the Belmont Lake oil field has the potential to materially impact our financial performance in 2008. Further development of this field is planned and the results of that development could have a material impact upon our company.

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

With regard to keeping our interest options in good standing, we are not obligated to make any cash payments on our Mississippi, Oklahoma, or Alberta properties.

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

If we do not drill additional wells other than as already herein noted, we have sufficient cash to operate throughout 2008. If we wish to increase shareholder value through accelerated business activity, then we will likely have to raise additional cash through the sale of equity or the acquisition of debt. By October 31, 2006, we had raised $3,270,060 and we raised an additional $1,050,000 by October 31, 2007. Subsequent to October 31, 2007, we entered into a debt arrangement of $500,000 wherein we are obligated to pay interest only every month, and to repay the principle after a total of 12 months. $250,000 of this debt is with the president of our company. We plan and endeavor to raise additional capital in 2008.

Recently Issued Accounting Standards

On December 4, 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.

SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have an effect on our financial statements.

On December 4, 2007 the FASB issued FASB Statement No. 141 (Revised 2007) (FAS

141(R)), Business Combinations. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific items, including:

- Acquisition costs will be generally expensed as incurred;

- Non-controlling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date;

- Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount determined under existing guidance for non-acquired contingencies;

- In process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

- Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

- Charges in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of FAS141(R) to have an effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating whether or not it will elect to adopt SFAS 159.

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Costs of oil and gas properties are amortized using the unit-of-production method.

Revenue Recognition

We use the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed our company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds our company’s share of the remaining estimated proved natural gas reserves for a given property, our company records a liability. At October 31, 2007, we had no overproduced imbalances.

Long-lived Assets Impairment

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

Off-balance sheet arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $1,639,867 since inception through October 31, 2007.

Organization within last five years

Other than as disclosed under the section titled “Certain Relationships and Related Transactions”, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars, are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2007 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Vellmer & Chang
Chartered Accountants
505-815 Hornby Street
Vancouver, B.C., V6Z 2
Tel: 604-687-3776
Fax: 604-688-3373

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LEXARIA CORP.
(An exploration stage company)

We have audited the balance sheets of Lexaria Corp. (“the Company”) (an exploration stage company) as at October 31, 2007 and 2006 and the related statements of stockholders’ equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements refer to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from inception and has a negative working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“VELLMER & CHANG”

January 16, 2008	Chartered Accountants

LEXARIA CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Expressed in U.S. Dollars)

	OCTOBER 31	OCTOBER 31
	2007	2006
ASSETS

Current
Cash and cash equivalents	$78,061	$1,285,298
Accounts receivable	38,313	11,733
Other receivable	-	1,726
Prepaid expenses and deposit	17,617	-

Total Current Assets	133,991	1,298,757

Capital assets, net	913	1,593

Oil and gas properties (Note 4)
Proved property	3,076,877	162,308
Unproved properties	584,106	1,256,585

	3,660,983	1,418,893

TOTAL ASSETS	$3,795,887	$2,719,243

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$19,395	$1,688
Accrued liabilities	10,896	13,000
Premium on loan payable (Note 5)	-	13,241
Loan payable (Note 5)	50,000	1,986,759
Secured loan payable (Note 6)	313,402	-
Due to related party	7,286	-

Total Current Liabilities	400,979	2,014,688

STOCKHOLDERS' EQUITY

Share Capital
Authorized:
75,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
23,757,000 common shares at October 31, 2007
(and 17,582,000 common shares at October 31, 2006)	23,757	17,582

Additional paid-in capital	5,011,018	1,270,952

Deficit accumulated during the exploration stage	(1,639,867)	(583,979)

Total Stockholders' Equity	3,394,908	704,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,795,887	2,719,243

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
DECEMBER 9, 2004 (inception) TO OCTOBER 31, 2007
(Expressed in U.S. Dollars)

	COMMON STOCK
					DEFICIT
			STOCK		ACCUMULATED	TOTAL
			TO BE	ADDITIONAL	DURING	STOCK-
			ISSUED	PAID-IN	EXPLORATION	HOLDERS
	SHARES	AMOUNT	AMOUNT	CAPITAL	STAGE	EQUITY

Issuance of common stock for
cash at $0.01 per share
Issued June 9, 2005	6,766,000	$6,766	$-	$60,894	$-	$67,660
Issued August 23, 2005	3,000,000	3,000	-	27,000	-	30,000

Issuance of common stock for
cash at $0.15 per share
Issued June 9, 2005	5,416,000	5,416	-	806,984	-	812,400
Stock to be issued	1,700,000	-	1,700	253,300	-	255,000

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(75,722)	(75,722)

Balance, October 31, 2005	16,882,000	15,182	1,700	1,148,178	(75,722)	1,089,338

Issuance of common stock for
cash at $0.15 per share
Stock issued - December 8, 2005	-	1,700	(1,700)	-	-	-
Issued December 8, 2005	700,000	700	-	104,300	-	105,000

Amortization of premium on loan	-	-	-	18,474	-	18,474
payable - related party (note 7)

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(508,257)	(508,257)

Balance, October 31, 2006	17,582,000	$17,582	$-	$1,270,952	$(583,979)	$704,555

Issuance of common stock for debt
settlement at $0.5 per share
Issued November 9, 2006	4,000,000	4,000	-	1,996,000	-	2,000,000

Amortization of premium on loan	-	-	-	3,147	-	3,147
payable - related party (note 7)

Issuance of common stock for cash
at $0.50 per share on July 18, 2007	2,100,000	2,100	-	1,047,900	-	1,050,000

Stock-based compensation on	-	-	-	682,312	-	682,312
1,300,000 options granted

Issuance of common stock per	75,000	75	-	10,707	-	10,782
IR Marketing Agreement at
$1.15 per share, net of unearned
compensation of $75,468

Unearned compensation	-	-	-	-	-	(75,468)

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(1,055,888)	(1,055,888)

Balance, October 31, 2007	23,757,000	$23,757	$-	$5,011,018	$(1,639,867)	$3,394,908

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			12/9/2004
	FOR THE YEAR ENDED		T0
	OCTOBER 31,		OCTOBER 31,
	2007	2006	2007

Revenue
Natural gas and oil revenue	$253,148	20,307	$273,455

Cost of revenue
Natural gas and oil operating costs	124,907	8,574	133,481
Depletion	148,507	38,588	187,095
Write down in carrying value of oil and gas properties	-	324,278	324,278
	273,414	371,440	644,854

Gross profit	20,266	(351,133)	(371,399)

Expenses
Accounting and audit	49,905	57,562	120,467
Advertising and promotions	20,071	-	20,071
Bank charges and exchange loss	7,359	2,813	10,319
Consulting (note 8)	750,516	15,500	781,016
Depreciation	680	448	1,128
Fees and Dues	9,963	9,840	23,779
Interest expense from loan payable (note 5 and note 6)	15,434	21,909	37,343
Investor relation	69,722	-	69,722
Legal and professional	71,462	48,451	122,989
Office and miscellaneous	13,769	576	14,429
Rent	9,794	6,166	15,960
Telephone	2,490	-	2,490
Income taxes	1,043	-	1,043
Travel	32,306	3,418	35,724
Impairment of oil and gas acquisition cost	-	-	40,439

	1,054,514	166,683	1,296,919

(Loss) for the period before other income	(1,074,780)	(517,816)	(1,668,318)

Other Income
Interest income	18,085	6,124	24,209
Amortization of premium on loan payable (note 5)	807	3,435	4,242

Net (loss) for the period	$(1,055,888)	$(508,257)	$(1,639,867)

Basic and diluted (loss) per share	$(0.05)	$(0.03)	$(0.11)

Weighted average number of common shares outstanding
- Basic and diluted	22,101,315	17,549,397	15,576,460

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			12/9/2004
			TO
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2007	2006	2007

Cash flows used in operating activities

Net (loss) for the period	$(1,055,888)	$(508,257)	$(1,639,867)

Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation (note 8)	682,312	-	682,312
Depreciation	680	448	1,128
Depletion	148,507	38,588	315,564
Write down in carrying value of oil and gas properties	-	324,278	195,809
Impairment of oil and gas acquisition cost	-	-	40,439
Accredited interest on loan payable (note 5)	15,434	21,909	37,343
Amortization of premium on loan payable (note 5)	(807)	(3,435)	(4,242)
Share issuance per IR Marketing Agreement	10,782	-	10,782

Change in operating assets and liabilities:
(Increase) in accounts receivable	(26,580)	(11,733)	(38,313)
(Increase)/Decrease in other receivable	1,726	(1,726)	-
(Increase)/ Decrease in prepaid expenses and deposit	(17,617)	18,214	(17,617)
Increase in accounts payable	17,707	513	19,395
Increase /(Decrease) in accrued liabilities	(2,104)	3,000	10,896
Increase in due to related party	7,286	-	7,286

Net cash used in operating activities	(218,562)	(118,201)	(379,085)

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(2,088,675)	(1,563,020)	(3,910,873)
Purchase of computer equipment	-	(2,041)	(2,041)

Net cash used in investing activities	(2,088,675)	(1,565,061)	(3,912,914)

Cash flows from financing activities

Proceeds from issuance of common stock	1,050,000	105,000	2,320,060
Proceeds from loan payable	50,000	2,000,000	2,050,000

Net cash from financing activities	1,100,000	2,105,000	4,370,060

Increase (Decrease) in cash and cash equivalents	(1,207,237)	421,738	78,061

Cash and cash equivalents, beginning of period	1,285,298	863,560	-

Cash and cash equivalents, end of period	$78,061	$1,285,298	$78,061

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
October 31, 2007
(Expressed in U.S. Dollars)

1.	Incorporation and Continuance of Operations

The Company was formed of December 9, 2004 under the laws of the State of Nevada and commenced operations on December 9, 2004. The Company is an exploration stage, independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties in the United states and Canada. The Company’s entry into the oil and gas business began on February 3, 2005.

The Company has an office in Vancouver, B.C., Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an operating loss and required additional funds to maintain its operations. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustment that might result from this uncertainty.

Development Stage Risk and Liquidity

Lexaria is an exploration and development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States and Canada. (Note 4)

The Company is subject to several categories of risk associated with its development stage activities. Natural gas and oil exploration and production is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories: access and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

2.	Significant Accounting Policies

	(a)	Principles of Accounting

These financials statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

	(b)	Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At October 31, 2007, the Company had no overproduced imbalances.

	(c)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2007, the Company has no cash equivalents.

	(d)	Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of October 31, 2007, the Company did not have cash and cash equivalents (2006: $1,198,157) in a bank beyond insured limits.

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

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the future net revenues from proved reserves, based on current economic and operating conditions.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities.

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

The Company expenses advertising costs as incurred. There were $20,071 advertising expenses incurred by the Company for the year ended October 31, 2007 (2006: $0).

(h)	Capital Assets

The Capital asset represents computer equipment which is carried at cost and is amortized over its estimated useful life of 3 years straight-line. Computer equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

(i)	Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No.128 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because of the potential exercise of the equity-based financial instruments was anti-dilutive.

(j)	Foreign Currency Translations

The Company’s operations are in the United States of America and it has an office in Canada. It maintains its accounting records in U.S. Dollars, as follows:

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts receivable, other receivable, accounts payable, accrued liabilities, loan payable and secured loan payable. Fair values were assumed to approximate carry values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuation of the currency in which the Company operates and the U.S. dollars.

(l)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of October 31, 2007.

(o)	Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

The Company has no elements of “other comprehensive income” for the year ended October 31, 2007.

(p)	Stock-based Compensation

The Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

(q)	New Accounting Pronouncements

On December 4, 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.

SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 will have an effect on the financial statements.

On December 4, 2007 the FASB issued FASB Statement No. 141 (Revised 2007) (FAS

141(R)), Business Combinations. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific items, including:

- Acquisition costs will be generally expensed as incurred;

- Non-controlling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date;

- Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount determined under existing guidance for non-acquired contingencies;

- In process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

- Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

- Charges in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of FAS141(R) to have an effect on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating whether or not it will elect to adopt SFAS 159.

3.	Capital Stock

	(a)	Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.

	(b)	Share Issuances

Since the commencement of operations of the Company (December 9, 2004) to October 31, 2007, the Company issued 9,766,000 common shares at $0.01, 7,816,000 common shares at $0.15 and 6,100,000 common shares at $0.5 per share respectively. The Company has received paid subscriptions for 1,700,000 common shares at $0.15 on October 13, 2005 and for 700,000 common shares at $0.15 on December 8, 2005. 1,700,000 of the above notes shares were paid for during the fiscal year ended October 31, 2005, but actual share certificates were not issued until December 8, 2005.

The 9,766,000 shares at $0.01 per share were subscribed for by shareholders wishing to participate in the founding of the Company. These subscriptions covered the period from inception to December 23, 2004 with 6,766,000 and 3,000,000 shares being issued on June 9, 2005 and August 23, 2005 respectively.

On November 9, 2006, the Company settled a loan payable of $2 million with its equity. Four million shares, priced at $0.50 per common share; and 4 million warrants, each warrant entitling the holder to purchase one common share at a price of $0.6 valid until November 9, 2009, have been issued to the former debt-holders.

On July 18, 2007, the Company closed its private placement which comprised of the sale of 2,100,000 units at the price of $0.50 per unit for total proceeds of $1,050,000. Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock at a price of $0.60, exercisable for a period of two years from the closing of this offering.

On September 15, 2007, the Company issuance 75,000 common shares at 1.15 per share to Agoracom Investor according to IR Marketing Agreement. The Company recorded $10,782 (net of unearned compensation of $75,468) in the statements of stockholders’ equity.

All shares and warrants issued are restricted under applicable securities rules. As at October 31, 2007, Lexaria Corp. has 23,757,000 shares issued and outstanding and 6,100,000 warrants issued and outstanding.

4.	Oil and Gas Properties

(a)	Proved properties

(1) Palmetto Point Project

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000. Concurrent with signing the Company paid $220,000 and on January 17, 2006, the Company paid the remaining $480,000. The Company applied the full cost method to account for its oil and gas properties and as of October 31, 2007, seven wells were found to be proved wells, and three wells were found impaired. One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present. The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.

On September 22, 2006, the Company elected to participate in additional two-well program in Mississippi owned by Griffin & Griffin Exploration and paid $140,000. As of October 31, 2007, two wells were found to be proved wells.

On June 23, 2007, the Company acquired an assignment of 10% gross working interest from a third party for $520,000 secured loan payable (See Note 6). The Company recognized $501,922 in the oil and gas property for the year ended October 31, 2007.

(2) Mississippi and Louisiana, Frio-Wilcox Project

As of October 31, 2007, the first well CMRUS 39-14 was found to be proved well and the Company applied the full cost method to account for this property.

As at January 31, 2007, the Company abandoned Dixon #1 due to the uneconomic well and $162,420 of Wilcox’s drilling costs was added to the capitalized costs. On June 2, 2007, the Company abandoned Randall #1 and $107,672 drilling costs was added to the capitalized costs in determination of depletion expense.

During August to October 2007, three additional wells, PP F-90, PP F-100, and PP F-111 were drilled in the area. These wells were abandoned due to modest gas shows and a total of $306,562 drilling costs was added to the capitalized costs in determination of depletion expense.

(3) Owl Creek Prospect, Oklahoma, USA

The Company elected to participate in Isbill #1-36 on August 3, 2006. Isbill #1-36 was abandoned on September 11, 2006, and costs amounted to $35,174 was added to capitalized cost in determination of depletion expenses.

On January 25, 2007, the Company elected to participate in Isbill #2-36. As at October 31, 2007, the Company has made accumulated expenditures of $71,432. Isbill #2-36 has started production from April 2007.

			Depletion	Write down
	October 31,		for the	in Carrying	October 31,
Properties	2006	Addition	period	Value	2007
U.S.A. – Proved property	$162,308	$3,063,076	$(148,507)	$-	$3,076,877

(b)	Unproved Properties

	October 31,		Cost added to	October 31,
Properties	2006	Addition	capitalized cost	2007
U.S.A.-Unproved properties	$851,178	$2,390,597	$(3,063,076)	$178,699
Canada- Unproved properties	405,407	-	-	405,407
	$1,256,585	$2,390,597	$(3,063,076)	$584,106

(1)	Strachan Leduc Reef, Alberta, Canada

On September 23, 2005, the Company entered into an agreement to participate in the Strachan Leduc Reef Farm-In in Alberta, Canada. The Company made a payment of $218,739. (CDN $253,977) for a 4% participation in the costs of Strachan Leduc Reef Farm-In. In addition, on January 9, 2006, the Company paid an amount $57,137, February 21, 2006 paid an amount of $56,511, April 10, 2006 paid an amount of $15,614, June 5, 2006 paid an amount of $38,353 and July 21, 2006 paid an amount of $19,054 to Odin

Capital Inc. for required supplemental funds due to well hole problems. The Company will earn on completion, capped or abandoned with respect to the well to be drilled at 14 of 9-38-9-W5M the following:

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

As at October 31, 2007, the Company has made accumulated expenditures of $405,407 on its Leduc Farm-in.

(2)	Palmetto Point Prospect, Mississippi, USA

On October 4, 2007, the Company elected to participate in the drilling of PP F-12-3 in Mississippi owned by Griffin & Griffin Exploration. The Company has 30% of AFE and paid $266,348.

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

As at October 31, 2007, the Company has made accumulated expenditures of $102,199.

On October 10, 2007, the Company elected to participate in the drilling of Powell #3-25 and paid $42,236.

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

On June 21, 2007, the Company acquired 10% from a third party for all rights, title and benefits excluding the seven wells drilled under the AMI Agreement between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells.

On July 26, 2007, the Company acquired 5% from a third party for all rights, title and benefits in the seven wells drilled under the AMI Agreement between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells.

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

During the three month ended January 31, 2007, the Company recognized interest expense of $3,954. The amortization of premium on loan payable for related parties was $3,147 which was included in the additional paid-in capital and for non related party was $807 which was included in the other income.

(b) Demand loan agreement

On March 20, 2007, the Company made a demand loan agreement in the amount of $50,000 with C.A.B. Financial Services Ltd. (“CAB”). CAB is owned by the president of the Company. The loan is unsecured and nil interest bearing and repayable on demand.

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

The Company calculated the net present value of the secured loan payable by applying 8% interest rate, which was based on a T-bill rate of 4.28 plus a risk premium. The net present value of the secured loan payable on June 23, 2007 was $501,922. For the year ended October 31, 2007, the Company had made total of $200,000 repayment and accrued $11,480 interest expense with ending balance of $313,402 as at October 31, 2007.

7.	Related Party Transactions

(a)

In the year ended October 31, 2007, the Company paid CAB Financial Services (“CAB”) $30,000 (2006: $0) and RMA Resource Management Associates (“RMA”) $30,000 (2006: $13,500), for management and consulting services. CAB is owned by the president of the Company and RMA is owned by the vice president of the Company. The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

Upon settlement of the loan payable (Note 5(a)), CAB was issued 1,166,800 common shares at $0.50 per common share, and 1,166,800 common shares purchase warrants to purchase 1,166,800 common shares at an exercise price of $0.60.

(c)	On March 20, 2007, the Company made a demand loan agreement in the amount of $50,000 with CAB. (See Note 5(b)).

(d)

On April 26, 2007, the Company granted 600,000 Discretionary Options to the president and the vice president of the Company with an exercise price of $1.30 and expiration over 4 years. The exercise price was modified to $0.80 on June 19, 2007.

(e)	Included in due to a related party, $7,286 was payable to a director of the Company for the reimbursement of the expenses incurred on behalf of the Company by the director.

8.	Stock Options

During the year ended October 31, 2007, the Company granted 1,300,000 stock options to directors and consultant of the Company with exercise prices of $0.80 to $0.85 per share, vested immediately and expires over 4 years. For the year ended October 31, 2007, the Company recorded a total of $682,312 for stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the year ended October 31, 2007 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2006	-	$ -

Granted	1,300,000	0.81

Balance, October 31, 2007	1,300,000	$ 0.81

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year ended October 31, 2007
Expected volatility	78.64%
Risk-free interest rate	3.77%
Expected life	4 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the year ended October 31, 2007 is as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
Year ended October 31, 2007	Price	Value
Exercise price is less than or equal to market price at grant
date:	$ 0.81	$ 0.52

The Company has the following options outstanding and exercisable.

October 31, 2007		Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
exercise prices	of shares	contractual life	Price

$0.80	700,000	3.49 years	0.80
$0.80	400,000	3.64 years	0.80
$0.85	200,000	3.72 years	0.85

9.	Commitments

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

On September 15, 2007, the Company entered an Online IR Marketing Agreement with a third party for online marketing service for a term of one year for a monthly payment of $2,000 per month and 75,000 common stocks (issued) of the Company.

See Note 4 (a) (1) and Note 6.

10.	Reclassification

Certain comparative accumulative figures have been reclassified to conform with the financial statements presentation for October 31, 2007.

11.	Segmented Information

The Company’s business is considered as operating in one segment (North America) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. The Company’s assets by geographical location are as follows:

Assets by geographical location	2007	2006

Canada	$ 540,311	$ 1,705,757

United States	3,255,576	1,013,486

Total	$ 3,795,887	$ 2,719,243

12.	Income Taxes

The Company's provision for income taxes comprise of the following:

	2007	2006

Current Tax Provision	$ Nil	$ Nil

Deferred Tax Provision	$ Nil	$ Nil

Tax Expense	$ Nil	$ Nil

Rate Reconciliation

Income taxes vary from the amount that would be computed by applying the statutory federal income tax rate of 35% for the following reasons:

	2007	2006

U.S. Federal Statutory Rate	$ (126,978)	$ (177,890)

Tax Benefit Not Recognized	$ 126,978	$ 177,890

Tax Expenses	$ Nil	$ Nil

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

		2007		2006
Deferred Tax Assets:
Net Operating Loss Carry forward		$148,194		$58,686
Oil and Gas Depletion		$193,134		$141,157
Accruals		$-		$4,550
		$341,328		$204,393
Valuation Allowance		$(565,279)		$(204,393)
Net Deferred Tax Assets	$	Nil	$	Nil

Changes in the valuation allowance relate primarily to net operating losses, resources expenditures and others which are not currently recognized. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising there from because at this time management believes it is more likely than not that the benefits will not be realized in future year.

For tax purpose, as of October 31, 2007, the Company has operating loss carry forwards of approximately $975,224 which expire in 2025 through 2027

13.	Subsequent Events

Subsequent to the year end, the Company entered into two loan agreements with two shareholders of the Company for the total of $250,000 with an interest rate at 16.8%, unsecured and payable on demand.

14.	Non-Cash Transactions

During the fiscal year 2007, the Company issued 4,000,000 common stocks for the settlement of debt.

During the fiscal year 2007, the Company issued 75,000 common stocks pursuant to an Online IR Marketing Agreement.

15.	Supplemental Information On Natural Gas and Oil Exploration, Development and Production Activities (Unaudited):

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities:

The following summarizes the policies we used in the preparation of the accompanying natural gas and oil reserve disclosures, standardized measures of discounted future net cash flows from proved natural gas and oil reserves and the reconciliations of standardized measures from year to year. The information disclosed, as prescribed by the Statement of Financial Accounting Standards No. 69, is an attempt to present the information in a manner comparable with industry peers.

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of October 31, 2007. These estimates were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

1.	Estimates are made of quantities of proved reserves and future periods during which they are expected to be produced based on year-end economic conditions.

2.	The estimated future cash flows are compiled by applying year-end prices of natural gas and oil relating to our proved reserves to the year-end quantities of those reserves.

3.	The future cash flows are reduced by estimated production costs, costs to develop and produce the proved reserves and abandonment costs, all based on year-end economic conditions.

4.	Future net cash flows are discounted to present value by applying a discount rate of 10%.

The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of our natural gas and oil reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	8,205,000
Future production costs	(1,075,000)
Future development costs	-
Future net cash flows	7,130,000
10% annual discount for estimated timing of cash flows	(1,419,000)
Standardized measure of discounted future net cash flows	5,711,000

Year-end price per Mcf of natural gas used in making standardized measure determinations as of Octobert 31, 2007 was $6.89. Year-end price per Bbl of oil used in making these same calculations was $84.56.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of October 31, 2007.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	-	62.96	10.49
Purchases of reserves in place	79.32	376.19	142.02
Productions	(0.62)	(36.80)	(6.75)
End of year reserves	78.70	402.35	145.76

Proved developed reserves:
Beginning of the year reserve	-	62.96	10.49
End of year reserves	40.16	188.40	71.56

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of October 31, 2007. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2007, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of October 31, 2007, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31, 2007, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

Effective October 31, 2007 we initiated two third party reserve reports on our oil and gas holdings in Mississippi and Oklahoma which were completed by Veazey & Associates, LLC and by Thomas Engineering, Inc, respectively.

Effective July 17, 2007, we initiated a third party reserve report on its oil and gas holdings which was completed by Haas Petroleum Engineering Services Inc.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of October 31, 2007, our directors and executive officers, their ages, positions held, and duration as such, were as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Christopher Bunka	Director, Chairman of the Board President, Chief Executive Officer and Chief Financial Officer	46	October 26, 2006 February 14, 2007
Leonard MacMillan	Director, Vice President of Corporate Development	58	December 10, 2004 October 26, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Christopher Bunka

Mr. Bunka has served as our director, chairman, president and chief executive officer since October 26, 2006. On February 14, 2007, he was appointed as chief financial officer of our company.

Since 1988, Mr. Bunka has been the chief executive officer of CAB Financial Services Ltd., a private holding corporation located in Kelowna, British Columbia, Canada. Mr. Bunka’s education included participation in an MBA program, specializing in finance. He is a venture capitalist and corporate consultant. He has also provided business commentary and articles published in various North American publications and radio stations.

Mr. Bunka is also the chief executive officer, chief financial officer and chairman of the board of directors of Golden Aria Corp. (symbol GARA-OTCBB). Golden Aria Corp. is a natural resources exploration and development corporation. He is a director of Defiance Capital Corp, a Canadian CPC company.

From 1999 to 2002, Mr. Bunka was the president and chief executive officer of Secure Enterprise Solutions (symbol SETP-OTCBB) (formerly Newsgurus.com, symbol NGUR-OTCBB). Secure Enterprise Solutions subsequently changed its name to Edgetech Services and trades on the OTCBB with the symbol EDGH. Newsgurus.com was a web-based media corporation. Secure Enterprise Solutions moved into Internet-based computer security products and services and was subsequently purchased by Edgetech Services.

Leonard MacMillan

Mr. MacMillan has been a director of our company since December 10, 2004. From December 10, 2004 to October 26, 2006, he also served as president of our company. He is currently vice-president of corporate development and has served in this position since October 26, 2006.

Mr. MacMillan was educated in Vancouver, Switzerland and Belgium. His primary education is in the field of marketing, corporate finance and communications.

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

Mr. MacMillan works closely with management and directors to achieve the financial access necessary for our company to realize the success of our business model. Mr. MacMillan has operated as principal, director and or managing director of Leonard MacMillan & Associates, Lentec Capital Corporation and Resources Management Associates.

Since April 2004 he has been the chief financial officer/secretary and director of Trend Technology Corporation, a mineral exploration corporation that began trading on the OTCBB July 25, 2006, symbol “TRET”. On February 12, 2007 Mr. MacMillan became the sole director, president and chief executive officer of Trend Technology Corporation.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Significant Employees

There is no employee of our company who is not an executive officer but who is expected by our company to make a significant contribution to the business.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2007, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Christopher Bunka	Nil	1	1(2)
Leonard MacMillan	Nil	1	1(2)

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, failed to file a Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Committees of the Board

All proceedings of our board of directors are conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this prospectus.

Nomination Process

As of January 10, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Exchange Act and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committees can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Code of Ethics

Our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)	compliance with applicable governmental laws, rules and regulations;

(4)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is referred to as Exhibit 14.1 to the annual report on Form 10-KSB and incorporated herein by reference. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lexaria Corp., Suite 604, 700 West Pender Street, Vancouver, British Columbia V6C 1G8.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended October 31, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended October 31, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended October 31, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Christopher Bunka(1), President, Chief Executive Officer, & Chief Financial Officer (Principal Executive Officer)	2007 2006	$30,000 Nil	Nil Nil	Nil Nil	400,000 Nil	Nil Nil	Nil Nil	Nil Nil	$30,000 Nil
Leonard MacMillan(2) Director, Vice- President Corporate Development	2007 2006	$30,000 $13,500	Nil Nil	Nil Nil	200,000 Nil	Nil Nil	Nil Nil	Nil Nil	$30,000 $13,500
Diane Rees(3) (Former Director, Chief Financial Officer, Secretary and Treasurer)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Bunka was appointed president and chief executive officer on October 26, 2006, and chief financial officer of our company on February 14, 2007.
(2)	Mr. MacMillan was appointed vice president of corporate development on October 26, 2006.
(3)	Effective February 14, 2007, Ms. Rees resigned as our Chief Financial Officer, Secretary, Treasurer and director.

Management/Consulting Agreements

We entered into a management service agreement with Leonard MacMillan on February 1, 2006, wherein he is reimbursed at the rate of $1,500 per month ($2,500 per month effective October 26, 2006). Under this agreement, Mr. MacMillan will provide management services to our company, such duties and responsibilities to include the provision of management and consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration consultants. We may terminate this agreement with no prior notice based on a number of conditions. Mr. MacMillan may terminate the agreement at any time by giving 30 days written notice of their intention to do so.

We have entered into a consulting agreement with CAB Financial Services Ltd., a company controlled by our president, chief executive officer, and chief financial officer, Christopher Bunka on October 26, 2006, wherein he is reimbursed at the rate of $2,500 per month. Under this agreement, Mr. Bunka provides the services of chief executive officer, chairman of the board, and president to our Company, such duties and responsibilities to include the provision of management and consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration consultants. We may terminate this agreement with no prior notice based on a number of conditions. Mr. Bunka may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Options/SARs Granted (#)	Exercise of Base Price	Expiration Date
Christopher Bunka Director and President, Chief Executive Officer and Chief Financial Officer	400,000	$0.80	April 26, 2011
Leonard MacMillan Director and Vice President of Corporate Development	200,000	$0.80	April 26, 2011
Peter Philipchuk Consultant	100,000	$0.80	April 26, 2011
Thomas Ihrke Consultant	100,000	$0.80	June 19, 2011
Todd McMahon Consultant	300,000	$0.80	June 19, 2011
Ken Brooks Consultant	200,000	$0.85	July 20, 2011

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expirat- ion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher Bunka Director, Chairman of the Board President, Chief Executive Officer and Chief Financial Officer	400,000	Nil	Nil	0.80	April 26, 2011	N/A	N/A	N/A	N/A
Leonard MacMillan Director and Vice President of Corporate Development	200,000	Nil	Nil	0.80	April 26, 2011	N/A	N/A	N/A	N/A

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director during our fiscal year ended October 31, 2007.

We have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on January 10, 2008 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of January 10, 2008, we had approximately 23,757,000 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Garth Braun	1,200,000 (2)	5.05%
Christopher Bunka(3) 5774 Deadpine Drive, Kelowna BC Canada	3,533,600 (4)	14.87%
Stewart Gray 980 Skeena Drive, Kelowna BC Canada	1,800,000 (5)	7.57%
Ben Jenks 198 Strickland Street, Nanaimo BC Canada	2,333,600 (6)	9.82%
Lanesborough Balfour Trust 501-280 Nelson St Vancouver BC Canada	2,000,000 (7)	8.41%
Leonard MacMillan(8) 1220 Rosecrans Street, #139, San Diego CA 92106	450,000 (9)	1.89%
Venture Capital Asset Management Ltd. Im Alten Riet 22, 9494 Schaan, Liechtenstein	1,632,800 (10)	6.87%
Directors and Executive Officers as a Group (2 persons)	3,983,600 (11)	16.76%

(1)

Based on 23,757,000 shares of common stock issued and outstanding as of January 10, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	This figure includes 1,000,000 common shares and 200,000 share purchase warrants.
(3)

Mr. Bunka has been a director, chairman of the board, president, chief executive officer of our corporation since October 26, 2006. On February 14, 2007, he was appointed as chief financial officer of our company.

(4)	This figure includes 1,966,800 common shares; 1,166,800 share purchase warrants; and 400,000 incentive stock options.
(5)	This figure includes 1,300,000 common shares and 500,000 share purchase warrants.
(6)	This figure includes 1,166,800 common shares and 1,166,800 share purchase warrants
(7)	This figure includes 1,000,000 common shares and 1,000,000 share purchase warrants.
(8)

Mr. MacMillan has been a director of our company since December 10, 2004. From December 10, 2004 to October 26, 2006, he also served as president of our company. He is currently vice president of corporate development since October 26, 2006.

(9)	This figure includes 250,000 common shares and 200,000 incentive stock options.
(10)	This figure includes 816,400 common shares and 816,400 share purchase warrants
(11)	This figure includes 1,166,800 share purchase warrants. and 600,000 incentive stock options.

Changes in Control

We are unaware of any contract or other arrangement or provision of our Articles or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

We entered into a management service agreement with Leonard MacMillan on February 1, 2006, wherein he is reimbursed at the rate of $1,500 per month ($2,500 per month effective October 26, 2006 until further notice). Under this agreement, Mr. MacMillan will provide management services to our company, such duties and responsibilities to include the provision of management and consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration consultants. We may terminate this agreement with no prior notice based on a number of conditions. Mr. MacMillan may terminate the agreement at any time by giving 30 days written notice of their intention to do so.

We have entered into a consulting agreement with CAB Financial Services Ltd., a company controlled by our president, chief executive officer, and chief financial officer, Christopher Bunka on October 26, 2006, wherein he is reimbursed at the rate of $2,500 per month. Under this agreement, Mr. Bunka provides the services of chief executive officer, chairman of the board, and president to our Company, such duties and responsibilities to include the provision of management and consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration consultants. We may terminate this agreement with no prior notice based on a number of conditions. Mr. Bunka may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

Board of Directors Independence

We currently act with two directors who are our executive officers.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by our board of directors consisting of Christopher Bunka and Leonard MacMillan. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

Item 13. Exhibits.

Exhibit No.	Document Description

(3)	Articles of Incorporation and By-laws

3.1(1)	Articles of Association

3.2(1)	Bylaws

(4)	Instruments defining the rights of security holders, including indentures

4.1(1)	Specimen Stock Certificate

(10)	Material Contracts

10.1(1)	Strachan Participation & Farmout Agreement

10.2(1)	Griffin Model Form Operating Agreement

10.3(1)	Griffin Drilling Program Agreement

10.4(2)	Management Services Agreement with Leonard MacMillan

10.5(3)	Consulting Agreement with CAB Financial Services Ltd.

10.6(4)	Agreement with Brink Resources

10.7(4)	Agreement with 0743868 BC Ltd.

(14)	Code of Ethics

14.1(5)	Code of Business Conduct and Ethics

(23)	Consents of experts and Counsel

23.1	Consent of Vellmer & Chang, Chartered Accountants

(31)	Rule 13a-14(a)/15d-14(a)

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Christopher Bunka

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes Oxley Act of 2002

(99)	Exhibit No.

99.1(6)	Haas Reserve Reports

99.2(7)	Veazey Reserve Report

* Filed herewith.

(1)	Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006.
(2)	Incorporated by reference from Form SB-2 Registration Statement filed on May 5, 2006.
(3)	Incorporated by reference from our current report on Form 8-K filed.
(4)	Incorporated by reference from our current report on Form 8-K filed on June 21, 2007.
(5)	Incorporated by reference from Form SB-2 Registration Statement filed on September 20, 2007.
(6)	Incorporated by reference from our current report on Form 8-K filed on July 17, 2007.
(7)	Incorporated by reference from our current report on Form 8-K filed on October 31, 2007.

Item 14. Principal Accountant Fees and Services

Audit Fees

Our board of directors appointed Vellmer & Chang as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Vellmer & Chang for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB for the fiscal year ended October 31, 2007 and 2006 were $21,000 and $14,000, respectively.

Audit Related Fees

For the fiscal year ended October 31, 2007 and 2006, the aggregate fees billed for assurance and related services by Vellmer & Chang relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $14,546 and $nil, respectively.

Tax Fees

For the fiscal year ended October 31, 2007 and 2006, the aggregate fees billed for tax compliance, by Vellmer & Chang were $Nil and $Nil, respectively.

All Other Fees

For the fiscal year ended October 31, 2007 and 2006, the aggregate fees billed by Vellmer & Chang for other non-audit professional services, other than those services listed above, totaled $Nil and $Nil, respectively.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Vellmer & Chang and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Vellmer & Chang.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: January 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: January 28, 2008

By: /s/ Leonard MacMillan
Leonard MacMillan
Director and Vice President of Corporate Development

Date: January 28, 2008