Form 10QSB
period 2008-01-31
LEXARIA CORP.
filed 2008-03-03
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended : January 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number:  000-1348362

Lexaria Corp.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

604 - 700 West Pender Street, Vancouver, BC, V6E 1G8
(Address of principal executive offices)

604-602-1675
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                    Yes  [X]   No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                                               Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of January 31,  2008, there were 23,757,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one):                                                               Yes [ ] No [X]

Table of Contents

2

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim financial statements included in this Form 10-QSB is as follows:

(a)	Unaudited interim Balance Sheets as of January 31, 2008.	F-1
(b)	Unaudited interim Statements of Changes in Stockholders’ Equity and Comprehensive Income	F-2
(c)	Unaudited interim Statements of Operations for the three month period ended January 31, 2008 and 2007; and	F-3
(d)	Unaudited interim Statements of Cash Flows for the three months ended January 31, 2008 and 2007	F-4
(d)	Notes to Unaudited interim Financial Statements	F-5

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended January 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

3

LEXARIA CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

LEXARIA CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Expressed in U.S. Dollars)

	JANUARY 31	OCTOBER 31
	2008	2007
ASSETS
Current
Cash and cash equivalents	$102,428	$78,061
Accounts receivable	242,653	38,313
Prepaid expenses and deposit	13,659	17,617
Total Current Assets	358,740	133,991
Capital assets, net	745	913
Oil and gas properties (Note 4)
Proved property	3,324,280	3,076,877
Unproved properties	552,660	584,106
	3,876,940	3,660,983
TOTAL ASSETS	$4,236,425	$3,795,887
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable	$120,055	$19,395
Accrued liabilities	21,391	10,896
Loan payable (Note 5)	562,775	50,000
Secured loan payable (Note 6)	168,140	313,402
Due to related party	13,414	7,286
Total Current Liabilities	885,775	400,979
STOCKHOLDERS' EQUITY
Share Capital
Authorized:
75,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
23,757,000 common shares at January 31, 2008 and October 31, 2007	23,757	23,757
Additional paid-in capital	5,032,580	5,011,018
Deficit accumulated during the exploration stage	(1,705,687)	(1,639,867)
Total Stockholders' Equity	3,350,650	3,394,908
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,236,425	3,795,887

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
DECEMBER 9, 2004 (inception) TO JANUARY 31, 2008
(Expressed in U.S. Dollars)

	COMMON STOCK
					DEFICIT
			STOCK		ACCUMULATED
			TO BE	ADDITIONAL	DURING	TOTAL
			ISSUED	PAID-IN	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	STAGE	EQUITY
Issuance of common stock for cash at
$0.01 per share
Issued June 9, 2005	6,766,000	$6,766	$-	$60,894	$-	$67,660
Issued August 23, 2005	3,000,000	3,000	-	27,000	-	30,000
Issuance of common stock for cash at
$0.15 per share
Issued June 9, 2005	5,416,000	5,416	-	806,984	-	812,400
Stock to be issued	1,700,000	-	1,700	253,300	-	255,000
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(75,722)	(75,722)
Balance, October 31, 2005	16,882,000	15,182	1,700	1,148,178	(75,722)	1,089,338
Issuance of common stock for cash at
$0.15 per share
Stock issued - December 8, 2005	-	1,700	(1,700)	-	-	-
Issued December 8, 2005	700,000	700	-	104,300	-	105,000
Amortization of premium on loan	-	-	-	18,474	-	18,474
payable - related party (note 7)
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(508,257)	(508,257)
Balance, October 31, 2006	17,582,000	17,582	$-	1,270,952	(583,979)	704,555
Issuance of common stock for debt settlement at
$0.5 per share
Issued November 9, 2006	4,000,000	4,000	-	1,996,000	-	2,000,000
Amortization of premium on loan	-	-	-	3,147	-	3,147
payable - related party (note 7)
Issuance of common stock for cash at $0.50
per share on July 18, 2007	2,100,000	2,100	-	1,047,900	-	1,050,000
Stock-based compensation on 1,300,000	-	-	-	682,312	-	682,312
options granted
Issuance of common stock per IR Marketing	75,000	75	-	10,707	-	10,782
Agreement at $1.15 per share
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(1,055,888)	(1,055,888)
Balance, October 31, 2007	23,757,000	23,757	-	5,011,018	(1,639,867)	3,394,908
Compensation earned for the period	-	-	-	21,562	-	21,562
per IR Marketing Agreement
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(65,820)	(65,820)
Balance, January 31, 2008	23,757,000	$23,757	$-	$5,032,580	$(1,705,687)	$3,350,650

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			12/9/2004
	THREE MONTHS ENDED		TO
	JANUARY 31		JANUARY 31
	2008	2007	2008
Revenue
Natural gas and oil revenue	$354,340	21,127	$627,795
Cost of revenue
Natural gas and oil operating costs	118,833	16,268	252,314
Depletion	140,253	121,854	455,817
Write down in carrying value of oil and gas properties	-	95,770	195,809
	259,086	233,892	903,940
Gross profit	95,254	(212,765)	(276,145)
Expenses
Accounting and audit	30,445	6,196	150,912
Advertising and promotions	1,700	-	21,771
Bank charges and exchange loss	8,978	663	19,297
Consulting (note 8)	35,054	15,000	816,070
Depreciation	168	168	1,296
Fees and Dues	5,333	250	29,112
Interest expense from loan payable (note 5)	22,730	3,954	60,073
Investor relation	34,211	-	103,933
Legal and professional	9,604	11,890	132,593
Office and miscellaneous	5,942	6,162	20,371
Rent	2,449	2,449	18,409
Telephone	695	-	3,185
Taxes	-	-	1,043
Travel	6,223	-	41,947
Impairment of oil and gas acquisition cost	-	-	40,439
	163,532	46,732	1,460,451
(Loss) for the period before other income	(68,278)	(259,497)	(1,736,596)
Other Income
Interest income	2,458	5,592	26,667
Amortization of premium on loan payable (note 5)	-	807	4,242
Net (loss) for the period	$(65,820)	$(253,098)	$(1,705,687)
Basic and diluted (loss) per share	$(0.00)	$(0.01)	$(0.11)
Weighted average number of common shares outstanding
- Basic and diluted	23,757,000	21,234,174	16,231,473

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			12/9/2004
	THREE MONTHS ENDED		TO
	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2008	2007	2008
Cash flows used in operating activities
Net (loss)	$(65,820)	$(253,098)	$(1,705,687)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation	-	-	682,312
Depreciation	168	168	1,296
Depletion	140,253	121,854	455,817
Write down in carrying value of oil and gas properties	-	95,770	195,809
Impairment of oil and gas acquisition cost	-	-	40,439
Accredited interest on loan payable	4,738	3,954	42,081
Amortization of premium on loan payable	-	(807)	(4,242)
Stock based compensation per IR Marketing Agreement	21,562	-	32,344
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(204,340)	10,586	(242,653)
Decrease in other receivable	-	(2,493)	-
(Increase)/ Decrease in prepaid expenses and deposit	3,958	(6,063)	(13,659)
Increase in accounts payable	100,660	(1,438)	120,055
Increase /(Decrease) in accrued liabilities	10,495	7,458	21,391
Increase /(Decrease) in due to related party	6,128	-	13,414
Positive cash generate in the quarter	17,802	(24,109)	(361,283)
Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(506,210)	(834,469)	(4,417,083)
Purchase of computer equipment	-	-	(2,041)
Net cash used in investing activities	(506,210)	(834,469)	(4,419,124)
Cash flows from financing activities
Proceeds from issuance of common stock	-	-	2,320,060
Proceeds from loan payable	512,775	-	2,562,775
Net cash from financing Activities	512,775	-	4,882,835
Increase (Decrease) in cash and cash equivalents	24,367	(858,578)	102,428
Cash and cash equivalents, beginning of period	78,061	1,285,298	-
Cash and cash equivalents, end of period	$102,428	$426,720	$102,428

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The financial statements as of January 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2007 audited financial statements and notes thereto.

2.

Organization and Business

The Company is an exploration and development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States and Canada.

3.        Capital Stock

(a)       Authorized Stock

(b)      Share Issuances

Since the commencement of operations of the Company (December 9, 2004) to January 31, 2008, the Company issued 9,766,000 common shares at $0.01, 7,816,000 common shares at $0.15 and 6,100,000 common shares at $0.5 per share respectively.  The Company has received paid subscriptions for 1,700,000 common shares at $0.15 on October 13, 2005 and for 700,000 common shares at $0.15 on December 8, 2005.  1,700,000 of the above notes shares were paid for during the fiscal year ended October 31, 2005, but actual share certificates were not issued until December 8, 2005.

The 9,766,000 shares at $0.01 per share were subscribed for by shareholders wishing to participate in the founding of the Company.  These subscriptions covered the period from inception to December 23, 2004 with 6,766,000 and 3,000,000 shares being issued on June 9, 2005 and August 23, 2005 respectively.

On November 9, 2006, the Company has settled loan payable of $2 million with its equity.  Four million shares, priced at $0.50 per common share; and 4 million warrants, each warrant entitling the holder to purchase one common share at a price of $0.6 valid until November 9, 2009, have been issued to the former debt-holders.

On July 18, 2007, the Company closed its private placement which comprised of the sale of 2,100,000 units at the price of $0.50 per unit for total proceeds of $1,050,000.  Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock at a price of $0.60, exercisable for a period of two years from the closing of this offering.

On September 15, 2007, the Company issuance 75,000 common shares at $1.15 per share to Agoracom Investor according to IR Marketing Agreement.  The Company recorded $10,782 (net of unearned compensation of $75,468) in the statements of stockholders’ equity.

All shares and warrants issued are restricted under applicable securities rules.  As at January 31, 2008, Lexaria Corp. has 23,757,000 shares issued and outstanding and 6,100,000 warrants issued and outstanding.

4.

Oil and Gas Properties

(a)

Proved properties

(1) Palmetto Point Project

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000.  Concurrent with signing the Company paid $220,000 and January 17, 2006 the company paid the remaining $480,000.  The Company applied the full cost method to account for its oil and gas properties and as of January 31, 2008, seven wells were found to be proved wells, and three wells were found impaired.  One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present.  The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.

On September 22, 2006, the Company elected to participate in additional two-well program in Mississippi owned by Griffin & Griffin Exploration and paid $140,000.  As of January 31, 2008, two wells were found to be proved wells.

On June 23, 2007, the Company acquired an assignment of 10% gross working interest from a third party for $520,000 secured loan payable (See Note 6).  The Company recognized $501,922 in the mineral property for the year ended October 31, 2007.

On October 4, 2007, the Company elected to participate in the drilling of PP F-12 and PP F-12-3 in Mississippi owned by Griffin & Griffin Exploration.  The company has 30% of AFE and paid $266,348.  On January 31, 2008, the Company accrued an additional cost of $109,494 for the workovers.  PP F-12 has started production from October 2007, and PP F-12-3 has started production from November 2007.

(2) Mississippi and Louisiana, Frio-Wilcox Project

As of January 31, 2008, the first well CMR-US 39-14 was found to have sufficient hydrocarbons to become economic.  USA 1-37 and BR F-33 have started production from November 2007.  The Company applied the full cost method to account for its oil and gas properties.

As at January 31, 2007, the Company abandoned Dixon #1 due to no economic hydrocarbons being present and $162,420 of Wilcox’s drilling costs was added to the capitalized costs.  On June 2, 2007, the Company abandoned Randall #1 and $107,672 drilling costs was added to the capitalized costs in determination of depletion expense.

During August to October 2007, three additional wells, PP F-90, PP F-100, and PP F-111 were drilled in the area.  These wells were abandoned due to modest gas shows and a total of $306,562 drilling costs was added to the capitalized costs in determination of depletion expense.

During December 2007, two additional wells, PP F-6A and PP F-83, were drilled and were plugged and abandoned.  A total of $247,086 drilling costs was added to the capitalized costs in determination of depletion expense.

(3) Owl Creek Prospect, Oklahoma, USA

The Company elected to participate in Isbill #1-36 on August 3, 2006.  Isbill #1-36 was abandoned on September 11, 2006, and costs amounted to $35,174 was added to capitalized cost in determination of depletion expenses.

On January 25, 2007, the Company elected to participate in Isbill #2-36.  As at January 31, 2008, the Company has made accumulated expenditures of $72,627.  Isbill #2-36 has started production from April 2007.

On October 10, 2007, the Company elected to participate in the drilling of Powell #3-25 and paid $42,236.  On November 9, 2007, Powell #3-25 was plugged and abandoned.  Drilling costs was added to the capitalized costs in determination of depletion expense.

Properties	October 31, 2007	Addition	Depletion for the period	Write down in Carrying Value	January 31, 2008
U.S.A. – Proved property	$3,076,877	$387,656	$(140,253)	$-	$3,324,280

(b)

Unproved Properties

Properties	October 31, 2007	Addition	Cost added to capitalized cost	January 31, 2008
U.S.A.-Unproved properties	$178,699	$356,198	$(387,644)	$147,253
Canada-Unproved properties	405,407	-	-	405,407
	$1,256,585	$2,389,733	$(3,063,076)	$552,660

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

As at January 31, 2008, the Company has made accumulated expenditures of $405,407 on its Leduc Farm-in.

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

As at January 31, 2008, the Company has made accumulated expenditures of $102,412.

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

5.

Loan Payable

(a) Unsecured loan agreement

On November 13, 2007, the Company made an unsecured loan agreement in the amount of $250,000 with C.A.B. Financial Services Ltd. (“CAB”).  CAB is owned by the president of the Company.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  This interest payment is $3,500 per month.

On November 14, 2007, the Company made an unsecured loan agreement in the amount of CAD$250,000 with G K Braun Limited.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  This interest payment is CAD$3,500 per month.

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

The Company calculated the net present value of the secured loan payable by applying 8% interest rate, which was based on a T-bill rate of 4.28 plus a risk premium.  The net present value of the secured loan payable on June 23, 2007 was $501,922.  For the period ended January 31, 2008, the Company had made total of $350,000 repayment and accrued $16,218 interest expense since June 23, 2007 with ending balance of $168,141 as at January 31, 2008.

On January 30, 2008, the loan holder agreed to defer the payment for the remaining balance by 50 days.

7.

Related Party Transactions

(a)    During the three month ended January 31, 2008, the Company paid CAB Financial Services (“CAB”) $7,500(2007: $7,500) and RMA Resource Management Associates (“RMA”) $7,500 (2007: $7,500) for management and consulting services.  CAB is owned by the president of the Company and RMA is owned by the vice president of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

 (b)

On March 20, 2007, the Company made a demand loan agreement in the amount of $50,000 with CAB. (See Note 5(b)).

 (c)

 On November 13, 2007, the Company made an unsecured loan agreement in the amount of $250,000 with CAB. (See Note 5(a)).

(d)

Included in due to a related party, $13,414 was payable to a director of the Company for the reimbursement of the expenses incurred on behalf of the Company by the director.

8.

Stock Options

A summary of the stock options for the period ended January 31, 2008 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2007	1,300,000	$ 0.81

Granted	-	-

Balance, January 31, 2008	1,300,000	$ 0.81

The Company has the following options outstanding and exercisable.

January 31, 2008	Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
exercise prices	of shares	contractual life	Price

$0.80 $0.80 $0.85	700,000 400,000 200,000	3.24 years 3.39 years 3.47 years	0.80 0.80 0.85
Total	1,300,000		0.81

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

See Note 4 (a) (1) and Note 6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Lexaria” mean Lexaria Corp., unless otherwise indicated.

Historical results and trends should not be taken as indicative of future operations. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

We are a Nevada corporation incorporated on December 9, 2004.  We are an exploration and development stage oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States.  We are currently generating revenues and have proved oil and gas reserves from our business operations in Mississippi and in Oklahoma. We have acquired the right to explore the Strachan Hills oil and gas property in Alberta, Canada and assumed a working interest in the Owl Creek Prospect, Oklahoma and the Palmetto Point and other oil and gas properties in Mississippi, USA.  Our detailed business plan is discussed herein.

The following disclosure relates to each property that we have an interest in:

Alberta

We have acquired an interest in a property located 80 miles northwest of Calgary, Alberta, Canada.  On September 23, 2005, our Company signed an agreement to participate in a 13,330 foot drill program.  As of January 31, 2008, the Company has paid $405,407 for a 4% gross interest to participate in any oil and gas produced (before recovery of the costs of the drill program), reducing to a 2% interest after recovery of the drilling costs. The Company expects to pay further costs equal to it’s 4% interest in completing and equipping an earning well to a pipeline tie in if warranted. The property is reached by traveling 100 miles north from the city of Calgary on Highway #22, and is approximately a one-half hour drive past the town of Rocky Mountain House.

Drilling of this well has been completed and some evaluation has been completed.  The well may or may not be commercial and we require additional evaluation before we can determine the status of this well. Odin Capital Inc. of Calgary, Alberta, with whom the Company entered into this agreement, is a Canadian exploration finance company that arranges all aspects of identifying, financing, exploring and drilling properties.  The operator of the earning well is Rosetta Exploration Inc. of Calgary, Alberta.

Mississippi

As of January 31, 2008, the Company currently owns a 30% gross working interest in 12 wells; a 45% gross working interest in 7 wells; and a 50% gross working interest in 43 wells (of which 38 wells remain to be drilled ); all located in Mississippi under various agreements with Griffin & Griffin Exploration, L.L.C. Additional details of these interests are noted below.

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

By January 17, 2006 we paid $700,000 to Griffin, which represented the full cost of the Company’s 20% working interest in the Drilling Program. There were no further costs to the Company in earning its interest, including well development costs or pipeline connectors. Griffin has agreed that the leases held by it covering any mineral estate underlying the applicable well site acreage shall not provide for more than twenty-five (25%) percent royalty and overriding royalty interest.  Our net interest in any oil and gas produced is calculated by subtracting the applicable royalties from our 20% gross interest. Consequently, our original net working interest in the drilling program was a minimum fifteen (15%) percent net working interest.  Griffin conducted the Drilling Program in its capacity as Operator. We subsequently increased our participation under this program by spending $140,000 to earn the same 20% interest in 2 additional wells – 12 wells total and all drilled - and we subsequently increased our gross interest to 30% in these 12 wells, or a net working interest of 22.5%. The results of these wells are as follows as of January 31, 2008:

Phase I  Palmetto Point   30% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Temporary shut-in
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Temporary shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Producing
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Producing
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Temporary shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Temporary shut-in
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Producing
PP F-12	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-6B		July 27/06	Frio Gas		Producing
PP F-52A		July 27/06	Frio Gas/Oil		Temporary shut-in
PP F-12-3	Nov/07	Nov/07	Frio Oil		Producing

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

Phase III 50% gross interest

As of January 31, 2008, five additional wells were drilled under the 50-well AMI. Each of these wells encountered non commercial quantities of hydrocarbons and were plugged and abandoned. There are 38 wells remaining to be drilled under the terms of the 50-well AMI as of January 31, 2008.

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

During the fiscal year, 2007, our second participatory well was drilled at Owl Creek, the Isbill #2-36 well, in which we also have a 7.5% interest.  The Isbill#2-36 well was successful and is in production of both oil and natural gas and is contributing to our revenue generation.

Results of Operations for the Three Months Ended January 31, 2008

For the three-month period ended January 31, 2008, there were revenues of $354,340 compared to revenues of $21,127 for the same three-month period in the prior year.   The increase in revenues for both periods was caused by oil and natural gas sales received from the Company’s properties in Mississippi and Oklahoma.  In particular the revenues increased from the Company’s Mississippi operations as a result of three intermittently producing oil wells.

For the three-month period ended January 31, 2008 we incurred costs and expenses in the amount of $422,618, compared to costs and expenses of $280,624 for the same three-month period in the prior year.

This increase in costs and expenses is attributable to exploration costs and administrative expenses we incurred in connection with the following:

•

Depletion costs increased to $140,253 for the three month period ending January 31, 2008 (January 31, 2007: $121,854).  The increase was caused by the inclusion of more producing wells.  There was a decrease in the write down of the carrying value of oil and gas properties, amounting to $nil for the three month period ended January 31, 2008 (January 31, 2007:$95,770).

•

Oil and gas well operating costs increased to $118,833 for the three month period ending January 31, 2008 (January 31, 2007: $16,266), as a result of more wells producing oil and/or natural gas.

•

Accounting and audit costs increased to $30,445 for the three month period ending January 31, 2008 (January 31, 2007: $6,196) due to the inclusion of the audit fee.

•

Bank charges and exchange loss increased to $8,978 for the three month period ending January 31, 2008 (January 31, 2007: $663) as result of currency movements between the Canadian and US Dollar.

•

Fees paid to a consultant. In the three month period ended January 31, 2008, the Company incurred $35,054 (January 31, 2007: $15,000).  The increase in fees was due to $20,054 paid to a consultant involved in the review of the Company’s Mississippi prospect.

•

Interest expense from loan agreements increased to $22,730 for the three month period ending January 31, 2008 (January 31, 2007: $3,954) due to the interest paid on third party loans, both secured and not secured.

•

Investor relation costs increased to $34,211 for the three month period ending January 31, 2008 (January 31, 2007: $nil), as the Company contracted an arms length party to perform investor relations.

The Net Loss for the three months ending January 31, 2008 was $(65,820) (January 31, 2007: $(253,098)), The decrease in losses was caused by an increase in revenues from the Company’s operations which was partially offset by an increase in the Company’s operating expenses.

Assets

As of January 31, 2008, we had current assets of $358,740 and total assets of $4,236,425. We had total assets of $3,795,887 as of October 31, 2007. The increase in total assets was caused by an increase in oil and gas properties of $506,210 and an increase in an accounts receivable of $204,340 resulting from increased revenues from the Company’s Mississippi prospect.

Liquidity and Capital Resources

As of January 31, 2008, we had total current assets of $358,740 (October 31, 2007:  $133,991) and total assets in the amount of $4,236,425 (October 31, 2007:  $3,795,887). Our total current liabilities as of January 31, 2008 were $885,775 (October 31, 2007: $400,979). As a result, on January 31, 2008 we had negative working capital of $(527,035) (October 31, 2007:  $(266,988)). The decrease in working capital was caused by an increase in Loan

Payable to $562,775 which was partially offset by investments in oil and gas properties and the increases in general expenses as explained previously.

We relied on cash on hand previously raised through the issue of equity/debt capital to fund our operations during the three months ended January 31, 2008.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. For the three months ending January 31, 2008 and for fiscal 2007, we had no overproduced imbalances

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Bunka. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2008, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended January 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at January 31, 2008. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2008.

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

Dated: March 5, 2008

LEXARIA CORP.

/s/ "Leonard MacMillan" Leonard MacMillan President (Principal Executive Officer) and member of the Board of Directors 5/03/2008

/s/ "Chris Bunka" Chris Bunka Chairman of the Board, CEO, Secretary, Treasurer 5/03/2008

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

Date : March 5, 2008

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

Date: : March 5, 2008

By:	/s/ "Chris Bunka" Chris Bunka CEO, Principal Financial Officer (Principal Accounting Officer) and Chairman of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Leonard MacMillan, President, (Principal Executive Officer) and Director of Lexaria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended : March 5, 2008, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

Date: : March 5, 2008

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Chris Bunka, Chief Financial Officer (Principal Accounting Officer) and Director of Lexaria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended : March 5, 2008, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

Date: : March 5, 2008

By:	/s/ "Chris Bunka" Chris Bunka Principal Financial Officer (Principal Accounting Officer), and Chairman of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Lexaria Corp. and will be retained by Lexaria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.