Form 10QSB
period 2008-04-30
LEXARIA CORP.
filed 2008-06-12
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended : April 30, 2008

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

As of April 30,  2008, there were 23,757,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one):                                                               Yes [ ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim financial statements included in this Form 10-QSB is as follows:

(a)	Unaudited interim Balance Sheets as of April 30, 2008.	F-1
(b)	Unaudited interim Statements of Changes in Stockholders’ Equity and Comprehensive Income	F-2
(c)	Unaudited interim Statements of Operations for the three month period and six month period ended April 30, 2008 and 2007; and	F-3
(d)	Unaudited interim Statements of Cash Flows for the six months ended April 30, 2008 and 2007	F-4
(d)	Notes to Unaudited interim Financial Statements	F-5

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

3

LEXARIA CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2008

(Unaudited)

(Expressed in U.S. Dollars)

LEXARIA CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Expressed in U.S. Dollars)
	April 30	OCTOBER 31
	2008	2007
ASSETS
Current
Cash and cash equivalents	$49,962	$78,061
Accounts receivable	160,902	38,313
Prepaid expenses and deposit	2,500	17,617
Total Current Assets	213,364	133,991
Capital assets, net	3,553	913

Oil and gas properties (Note 4)
Proved property	3,211,001	3,076,877
Unproved properties	171,783	584,106
	3,382,784	3,660,983
TOTAL ASSETS	$3,599,701	$3,795,887

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$20,896	$19,395
Accrued liabilities	-	10,896
Loan payable (Note 5)	552,288	50,000
Secured loan payable (Note 6)	169,938	313,402
Due to related parties	17,685	7,286
Total Current Liabilities	760,807	400,979

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
75,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
23,757,000 common shares at April 30, 2008 and October 31, 2007	23,757	23,757
Additional paid-in capital	5,054,143	5,011,018
Deficit accumulated during the exploration stage	(2,239,006)	(1,639,867)
Total Stockholders' Equity	2,838,894	3,394,908
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,599,701	3,795,887

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
DECEMBER 9, 2004 (inception) TO April 30, 2008
(Expressed in U.S. Dollars)

	COMMON STOCK
					DEFICIT
			STOCK		ACCUMULATED
			TO BE	ADDITIONAL	DURING	TOTAL
			ISSUED	PAID-IN	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	STAGE	EQUITY
Issuance of common stock for cash at
$0.01 per share
Issued June 9, 2005	6,766,000	6,766	$-	$60,894	$-	$67,660
Issued August 23, 2005	3,000,000	3,000	-	27,000	-	30,000
Issuance of common stock for cash at
$0.15 per share
Issued June 9, 2005	5,416,000	5,416	-	806,984	-	812,400
Stock to be issued	1,700,000	-	1,700	253,300	-	255,000
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(75,722)	(75,722)
Balance, October 31, 2005	16,882,000	15,182	1,700	1,148,178	(75,722)	1,089,338
Issuance of common stock for cash at
$0.15 per share
Stock issued - December 8, 2005	-	1,700	(1,700)	-	-	-
Issued December 8, 2005	700,000	700	-	104,300	-	105,000
Amortization of premium on loan	-	-	-	18,474	-	18,474
payable – related party (note 7)
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(508,257)	(508,257)
Balance, October 31, 2006	17,582,000	17,582	$-	1,270,952	(583,979)	704,555
Issuance of common stock for debt settlement at
$0.5 per share
Issued November 9, 2006	4,000,000	4,000	-	1,996,000	-	2,000,000
Amortization of premium on loan	-	-	-	3,147	-	3,147
payable - related party (note 7)
Issuance of common stock for cash at $0.50
per share on July 18, 2007	2,100,000	2,100	-	1,047,900	-	1,050,000
Stock-based compensation on 1,300,000	-	-	-	682,312	-	682,312
options granted
Issuance of common stock per IR Marketing	75,000	75	-	10,707	-	10,782
Agreement at $1.15 per share
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(1,055,888)	(1,055,888)
Balance, October 31, 2007	23,757,000	23,757	-	5,011,018	(1,639,867)	3,394,908

Compensation earned for the period	-	-	-	43,125	-	43,125
per IR Marketing Agreement
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(599,139)	(599,139)
Balance, April 30, 2008	23,757,000	$23,757	$-	$5,054,143	$(2,239,006)	$2,838,894

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
					PERIOD FROM
					INCEPTION
					12/9/2004
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	April 30		April 30		April 30
	2008	2007	2008	2007	2008
Revenue
Natural gas and oil revenue	216,389	39,614	$570,729	60,741	$844,184
Cost of revenue
Natural gas and oil operating costs	84,145	10,527	202,978	26,795	336,459
Depletion	113,751	74,502	254,004	196,356	569,568
Write down in carrying value of oil and gas properties	-	-	-	95,770	195,809
	197,896	85,029	456,982	318,921	1,101,836
Gross profit	18,492	(45,415)	113,747	(258,180)	(257,652)
Expenses
Accounting and audit	9,984	15,868	40,429	22,065	160,896
Insurance	10,140		10,140		10,140
Advertising and promotions	2,410		4,110	-	24,181
Bank charges and exchange loss (gain)	(9,707)	1,963	(728)	2,625	9,591
Consulting (note 8)	47,020	272,000	82,074	287,000	863,090
Depreciation	253	168	421	336	1,549
Fees and Dues	5,468	2,024	10,801	2,274	34,580
Interest expense from loan payable (note 5)	22,756	-	45,486	3,954	82,829
Investor relation	32,068	1,950	66,279	1,950	136,001
Legal and professional	14,857	22,164	24,461	34,054	147,450
Office and miscellaneous	1,067	1,630	7,009	7,792	21,438
Rent	1,504	2,449	3,953	4,898	19,913
Telephone	1,132		1,827	-	4,317
Taxes	-		-	-	1,043
Travel	7,896	7,017	14,119	7,017	49,843
Impairment of oil and gas acquisition cost	405,406		405,406	-	445,845
	552,254	327,233	715,787	373,965	2,012,706
(Loss) for the period before other income	(533,762)	(372,648)	(602,040)	(632,145)	(2,270,358)
Other Income
Interest income	443	1,401	2,901	6,993	27,110
Amortization of premium on loan payable (note 5)	-	-	-	807	4,242
Net (loss) for the period	(533,319)	(371,247)	$(599,139)	$(624,345)	$(2,239,006)
Basic and diluted (loss) per share	(0.02)	(0.02)	$(0.03)	$(0.03)	$(0.11)
Weighted average number of common shares outstanding
- Basic and diluted	23,757,000	21,582,000	23,757,000	21,405,204	16,778,121

The accompanying notes are an integral part of these unaudited  interim financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
			12/9/2004
	SIX MONTHS ENDED		TO
	APRIL 30,	APRIL 30,	APRIL 30,
	2008	2007	2008
Cash flows used in operating activities
Net (loss)	$(599,139)	$(624,345)	$(2,239,006)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation	-	257,000	682,312
Depreciation	421	336	1,549
Depletion	254,004	196,356	569,568
Write down in carrying value of oil and gas properties	-	95,770	195,809
Impairment of oil and gas acquisition cost	405,406	-	445,845
Accredited interest on loan payable	4,075	3,954	41,419
Amortization of premium on loan payable	-	(807)	(4,242)
Stock based compensation per IR Marketing Agreement	43,125	-	53,907

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(122,589)	1,269	(160,902)
Decrease in other receivable	-	1,726	-
(Increase)/ Decrease in prepaid expenses and deposit	15,117	(7,063)	(2,500)
Increase in accounts payable	1,501	20,224	20,896
Increase /(Decrease) in accrued liabilities	(10,896)	(9,625)	-
Increase /(Decrease) in due to related party	10,399	23,783	17,685
Net cash from (used in) operating activities	1,425	(41,422)	(377,660)
Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(378,750)	(1,264,874)	(4,089,623)
Purchase of computer equipment	(3,062)	-	(5,103)
Net cash used in investing activities	(381,812)	(1,264,874)	(4,094,726)
Cash flows from financing activities
Proceeds from issuance of common stock	-	-	2,320,060
Payments of secured loan payable	(150,000)		(350,000)
Proceeds from loan payable	502,288	50,000	2,552,288
Net cash from financing Activities	352,288	50,000	4,522,348
Increase (Decrease) in cash and cash equivalents	(28,099)	(1,256,296)	49,962
Cash and cash equivalents, beginning of period	78,061	1,285,298	-
Cash and cash equivalents, end of period	$49,962	$29,002	$49,962

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The financial statements as of April 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2007 audited financial statements and notes thereto.

2.

Organization and Business

The Company is an exploration and development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States and Canada.

3.        Capital Stock

 Share Issuances

Since the commencement of operations of the Company (December 9, 2004) to April 30, 2008, the Company issued 9,766,000 common shares at $0.01, 7,816,000 common shares at $0.15 and 6,100,000 common shares at $0.5 per share respectively.  The Company has received paid subscriptions for 1,700,000 common shares at $0.15 on October 13, 2005 and for 700,000 common shares at $0.15 on December 8, 2005.  1,700,000 of the above notes shares were paid for during the fiscal year ended October 31, 2005, but actual share certificates were not issued until December 8, 2005.

The 9,766,000 shares at $0.01 per share were subscribed for by shareholders wishing to participate in the founding of the Company.  These subscriptions covered the period from inception to December 23, 2004 with 6,766,000 and 3,000,000 shares being issued on June 9, 2005 and August 23, 2005 respectively.

On November 9, 2006, the Company has settled loan payable of $2 million with its equity.  Four million shares, priced at $0.50 per common share; and 4 million warrants, each warrant entitling the holder to purchase one common share at a price of $0.60 valid until November 9, 2009, have been issued to the former debt-holders.

On July 18, 2007, the Company closed its private placement which comprised of the sale of 2,100,000 units at the price of $0.50 per unit for total proceeds of $1,050,000.  Each unit is comprised of one restricted common share and one warrant to purchase one additional share of common stock at a price of $0.60, exercisable for a period of two years from the closing of this offering.

On September 15, 2007, the Company issued 75,000 common shares at $1.15 per share to Agoracom Investor according to IR Marketing Agreement.  As at April 30, 2008, the Company recorded $53,832 (net of unearned compensation of $32,418) in the statements of stockholders’ equity.

All shares and warrants issued were restricted under applicable securities rules.  As at April 30, 2008, Lexaria Corp. has 23,757,000 shares issued and outstanding and 6,100,000 warrants issued and outstanding.

4.

Oil and Gas Properties

(a)

Proved properties

(1) Palmetto Point Project

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000.  Concurrent with signing the Company paid $220,000 and January 17, 2006 the Company paid the remaining $480,000.  The Company applied the full cost method to account for its oil and gas properties and as of April 30, 2008, seven wells were found to be proved wells, and three wells were found impaired.  One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present.  The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.

On September 22, 2006, the Company elected to participate in additional two-well program in Mississippi owned by Griffin & Griffin Exploration and paid $140,000.  As of April 30, 2008, the two wells were found to be proved wells.

On June 23, 2007, the Company acquired an assignment of 10% gross working interest from a third party for $520,000 secured loan payable (See Note 6).  The Company recognized $501,922 in the oil and gas property for the year ended October 31, 2007.

On October 4, 2007, the Company elected to participate in the drilling of PP F-12-3 in Mississippi  by Griffin & Griffin Exploration.  The Company has 30% gross working interest and paid $266,348.  On April 30, 2008, the Company accrued and paid an additional cost of $109,494 for the workovers of wells PP F12 and PP F 12-3.  PP F-12 has started limited production from October 2007, and PP F-12-3 has started limited production from November 2007.

(2) Mississippi and Louisiana, Frio-Wilcox Project

In December 2006, the first well CMR-US 39-14 was found to have sufficient hydrocarbons to become economic.  USA 1-37 and BR F-33 have started production from November 2007.  The Company applied the full cost method to account for its oil and gas properties.

As at January 31, 2007, the Company abandoned Dixon #1 due to no economic hydrocarbons being present and $162,420 of  drilling costs was added to the capitalized costs.  The Dixon #1 was the only Wilcox well the Company has drilled to date. Every other well it has participated in located in Mississippi and Louisiana is a Frio well.

On June 2, 2007, the Company abandoned Randall #1 and $107,672 drilling costs was added to the capitalized costs in determination of depletion expense.

During August to October 2007, three additional wells, PP F-90, PP F-100, and PP F-111 were drilled in the area.  These Frio wells were abandoned due to modest gas shows and a total of $306,562 drilling costs was added to the capitalized costs in determination of depletion expense.

During December 2007, two additional wells, PP F-6A and PP F-83, were drilled and were plugged and abandoned due to non-economic gas shows.  A total of $247,086 drilling costs was added to the capitalized costs in determination of depletion expense.

(3) Owl Creek Prospect, Oklahoma, USA

The Company elected to participate in Isbill #1-36 on August 3, 2006.  Isbill #1-36 was abandoned on September 11, 2006, and costs amounted to $35,174 was added to capitalized cost in determination of depletion expenses.

On January 25, 2007, the Company elected to participate in Isbill #2-36.  As at April 30, 2008, the Company has made accumulated expenditures of $72,952.  Isbill #2-36 has started production from April 2007.

On October 10, 2007, the Company elected to participate in the drilling of Powell #3-25 and paid $42,236.  On November 9, 2007, Powell #3-25 was plugged and abandoned.  Drilling costs were added to the capitalized costs in determination of depletion expense.

Properties	October 31, 2007	Addition	Depletion for the period	Write down in Carrying Value	April 30, 2008
U.S.A. – Proved property	$3,076,877	$388,128	$(254,004)	$-	$3,211,001

(b)

Unproved Properties

Properties	October 31, 2007	Addition	Cost added to capitalized cost / write down	April 30, 2008
U.S.A.-Unproved properties	$178,699	$381,211	$(388,128)	$171,782
Canada-Unproved properties	405,407	-	(405,406)	1
	$584,106	$381,211	$(793,534)	$171,783

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

During the period ended April 30, 2008, the Company wrote down the cost of the property to a nominal value of $1 as the future realization of the property is uncertain.

 (2)

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

As at April 30, 2008, the Company has made accumulated expenditures of $103,720.

(3)      Mississippi and Louisiana, USA

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

The Company originally  agreed to pay 40% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 32% of all production from all producible zones to the base of the Frio formation (Frio Targets); and, 30% of all production to the base of the Wilcox formation (Wilcox Targets).  All working interests will be registered in the name of Lexaria Corp.

The Joint Participation Agreement and Joint Lands Agreements are between Lexaria Corp. and Griffin & Griffin Exploration LLC (G&G) of Jackson, Mississippi.

On June 21, 2007, the Company acquired an additional 10% from a third party for all rights, title and benefits excluding the seven wells drilled under the AMI Agreement between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells.

On July 26, 2007, the Company acquired 5% from a third party for all rights, title and benefits in the seven wells drilled under the AMI Agreement between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells.

(C)

Option Agreement

On April 17, 2008, the Company entered into an option purchase agreement with John and Gwen Deakle for a non-refundable of $25,000 payment (paid).  Pursuant to the option agreement, the Company has the exclusive right and option to purchase on the terms and conditions set forth in the agreement all of the right, title and interest of every kind and nature set forth and established in that certain operating agreement dated January 5, 2006 between G&G, Chris Bunka, John Deakle, Bud Enterprises Ltd, Stuart Gray and Lexaria Corp., covering the joint development as defined in Section I of said agreement, being a 50% working interest in those certain oil and gas fields commonly known as Palmetto Point and Belmont Lake.  The purchase will include the total current 13 existing wells and lease associated with those 13 wells and all potential future wells drilled on any of these leases are included in this Option Agreement and defined as: F-40, F-118, F-121, F-7, F-39, F-42, F-36-2, F-4, F-29, F-12-1, F-6B, F-52A and F-12-3.  The option is irrevocable for a period of 60 days from the date hereof and the purchase price is US$4,500,000 at the time the option is exercised.

On June 2, 2008, the option agreement was amended to provide until June 30, 2008 to close the proposed transaction; for the Company to pay an additional $25,000 non-refundable deposit (paid); and to adjust the total purchase price to US $4,689,000 at the time the option is exercised.

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

The Company calculated the net present value of the secured loan payable by applying 8% interest rate, which was based on a T-bill rate of 4.28 plus a risk premium.  The net present value of the secured loan payable on June 23, 2007 was $501,922.  The Company had made total of $350,000 repayment and accrued $18,016 interest expense since June 23, 2007 with ending balance of $169,938 as at April 30, 2008.

Subsequent to April 30, 2008, the above loan holder assigned the remaining loan balance to two shareholders of the Company (one shareholder is also the director of the Company), please refer to Note (10).

7.

Related Party Transactions

(a)    During the period ended April 30, 2008, the Company paid CAB Financial Services (“CAB”) $23,800 (2007: $15,000) and RMA Resource Management Associates (“RMA”) $15,000 (2007: $15,000) for management, accounting and consulting services.  CAB is owned by the president of the Company and RMA is owned by the vice president of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

 (b)

On March 20, 2007, the Company made a demand loan agreement in the amount of $50,000 with CAB. (See Note 5(b)).

 (c)

 On November 13, 2007, the Company made an unsecured loan agreement in the amount of $250,000 with CAB. (See Note 5(a)).  For the period ended April 30, 2008, the Company accrued and paid interest expenses of $19,483.

(d)

Included in due to related parties, $17,685 was payable to two directors of the Company for the reimbursement of the expenses incurred on behalf of the Company by the directors.

8.

Stock Options

A summary of the stock options for the period ended April 30, 2008 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2007	1,300,000	$ 0.81

Granted	-	-

Balance, April 30, 2008	1,300,000	$ 0.81

The Company has the following options outstanding and exercisable.

April 30, 2008	Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
Exercise prices	of shares	contractual life	Price

$0.80 $0.80 $0.85	700,000 400,000 200,000	2.99 years 3.14 years 3.22 years	0.80 0.80 0.85
Total	1,300,000		0.81

9.

Commitments and Significant Contracts

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

On March 1, 2008, the Company entered into a Controller Agreement with CAB Financial Services Ltd. for accounting and controller services of CAB on a continuing basis for a consideration of CAD$4,500 per month.

See Note 4 (C) and Note 6.

10.

Subsequent Events

On May 13, 2008 the Company entered into an Assignment of Debt between 0743868 BC Ltd. (the “Assignor”) and, the President and a shareholder of the Company (collectively the “Assignees”).

The Assignor has agreed to accept US$46,000 from the Company in satisfaction of the outstanding amount and has agreed to assign the Assignees all of the Assignor’s right, title and interest in and to the US$124,000 balance of the outstanding amount.

On May 14, 2008 the Company entered into an unsecured Loan Agreement with each of the President and a shareholder of the Company for $62,000.  The purpose of this Loan Agreement is to set out terms of the arrangement by which the Company agrees to make a Loan of US$124,000 at an interest rate of 16.8% and no set principal payments for one year available to the Company.  The purpose of the Loan Agreement is to provide the Company with capital funds for oil and gas exploration and/or general corporate purposes.

Refer to Note 4(c).

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

The following disclosure relates to each property that we have an interest in:

Alberta

We have acquired an interest in a property located 80 miles northwest of Calgary, Alberta, Canada.  On September 23, 2005, our Company signed an agreement to participate in a 13,330 foot drill program.  As of April 30, 2008, the Company has paid $405,407 for a 4% gross interest to participate in any oil and gas produced (before recovery of the costs of the drill program), reducing to a 2% interest after recovery of the drilling costs. The Company expects to pay further costs equal to it’s 4% interest in completing and equipping an earning well to a pipeline tie in if warranted. The property is reached by traveling 100 miles north from the city of Calgary on Highway #22, and is approximately a one-half hour drive past the town of Rocky Mountain House.

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

During the period ended April 30, 2008, the Company wrote down the cost of property to a nominal value of $1 as the future realization of the property is uncertain.

Mississippi

As of April 30, 2008, the Company owns a 30% gross working interest in 12 wells; a 45% gross working interest in 7 wells; and a 50% gross working interest in 43 wells (of which 38 wells remain to be drilled ); all located in Mississippi under various agreements with Griffin & Griffin Exploration, L.L.C. Additional details of these interests are noted below.

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

By January 17, 2006 we paid $700,000 to Griffin, which represented the full cost of the Company’s 20% working interest in the Drilling Program. There were no further costs to the Company in earning its interest, including well development costs or pipeline connectors. Griffin has agreed that the leases held by it covering any mineral estate underlying the applicable well site acreage shall not provide for more than twenty-five (25%) percent royalty and overriding royalty interest.  Our net interest in any oil and gas produced is calculated by subtracting the applicable royalties from our 20% gross interest. Consequently, our original net working interest in the drilling program was a minimum fifteen (15%) percent net working interest.  Griffin conducted the Drilling Program in its capacity as Operator. We subsequently increased our participation under this program by spending $140,000 to earn the same 20% interest in 2 additional wells – 12 wells total and all drilled - and we subsequently increased our gross interest to 30% in these 12 wells, or a net working interest of 22.5%. The results of these wells are as follows as of April 30, 2008:

Phase I  Palmetto Point   30% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Temporary shut-in
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Temporary shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Producing
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Producing
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Temporary shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Temporary shut-in
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Producing
PP F-12	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Temporary shut-in
PP F-6B		July 27/06	Frio Gas		Producing
PP F-52A		July 27/06	Frio Gas/Oil		Temporary shut-in
PP F-12-3	Nov/07	Nov/07	Frio Oil		Producing

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

The first of these 7 wells was successfully drilled and completed and entered into production. The second well in this Phase II program targeted the Wilcox formation, did not encounter commercially viable quantities of hydrocarbons, and was plugged and abandoned, with total costs associated with this well of $162,420.  All 7 of these wells have now been drilled, with results as follows:

Phase II   45% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
CMR-USA-39-14 RB F-3	Sept. 8/06	Sept. 12/06	Frio Gas 14 ft.	3,200	Producing
Dixon #1	Jan. 03/07	Jan. 20/07	Wilcox Target; Dry	8,650	Plug & abandon
Faust #1, TEC F-1	Feb. 05/07	Feb. 11/07	Frio Gas 9 ft	5,350	Temporary shut-in
CMR/BR F-24	Feb. 20/07	Feb. 24/07	Frio Gas	3,250	Status unknown
RB F-1 Red Bug #2	May 08/07	May 13/07	Frio Gas 10 ft	3,180	Temporary shut-in
BR F-33	May 20/07	May 24/07	Frio Gas 12 ft	3,837	Producing
Randall #1 Closure F-4	May 27/07	June 03/07	Frio Target: Dry	5,100	Plug & abandon

Phase III 50% gross interest

As of April 30, 2008, five additional wells were drilled under the 50-well AMI. Each of these wells encountered non commercial quantities of hydrocarbons and were plugged and abandoned. There are 38 wells remaining to be drilled under the terms of the 50-well AMI as of April 30, 2008.

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

Results of Operations for the Six Months Ended April 30, 2008

For the six-month period ended April 30, 2008, there were revenues of $570,729 compared to revenues of $60,741 for the same six-month period in the prior year.   The increase in revenues for both periods was caused by oil and natural gas sales received from the Company’s properties in Mississippi and Oklahoma.  In particular the revenues increased from the Company’s Mississippi operations as a result of three intermittently producing oil wells.

For the six-month period ended April 30, 2008 we incurred costs and expenses in the amount of $1,172,769 compared to costs and expenses of $692,886 for the same six-month period in the prior year.

This increase in costs and expenses is attributable to costs of revenue and administrative expenses we incurred in connection with the following:

•

Depletion costs increased to $254,004 for the six-month period ending April 30, 2008 (April 30, 2007: $196,356).  The increase was caused by the inclusion of more producing wells.  There was a decrease in the write down of the carrying value of oil and gas properties, amounting to $nil for the six-month period ended April 30, 2008 (April 30, 2007:$95,770).

•

Oil and gas well operating costs increased to $202,978 for the six-month period ending April 30, 2008 (April 30, 2007: $26,795), as a result of more wells producing oil and/or natural gas.

•

Accounting and audit costs increased to $40,429 for the six-month period ending April 30, 2008 (April 30, 2007: $22,065) due to the inclusion of the audit fee.

•

Insurance costs increased to $10,140 for the six-month period ending April 30, 2008 (April 30, 2007: $nil) due to purchasing insurance cover for Directors and Officers Liability.

•

Bank charges and exchange gain / loss decreased to a gain of $728 for the six-month period ending April 30, 2008 (April 30, 2007: loss of $2,625) as result of currency movements between the Canadian and US Dollar.

•

Fees paid to a consultant. In the six-month period ending April 30, 2008, the Company incurred $82,074 (April 30, 2007: $287,000).  The decrease in fees was due to $257,000 being included as stock compensation in the prior period.

•

Interest expense from loan agreements increased to $45,486 for the six-month period ending April 30, 2008 (April 30, 2007: $3,954) due to the interest accrued and paid on a related party and third party loans, both secured and not secured.

•

Investor relation costs increased to $66,279 for the six-month period ending April 30, 2008 (April 30, 2007: $1,950), as the Company contracted an arms length party to perform investor relations.

•

Impairment of oil and gas acquisition cost increased to $405,406 for the period ended April 30, 2008 (2007: $nil) as the result of the Company had written down its cost of oil and gas property in Strachan Leduc Reef, Alberta, Canada.

The Net Loss for the six-months ending April 30, 2008 was $(559,139) (April 30, 2007: $(632,145)), The decrease in losses was caused by an increase in revenues from the Company’s operations which was partially offset by an increase in the Company’s operating expenses.

Assets

As of April 30, 2008, we had current assets of $213,364 and total assets of $3,599,701. We had total assets of $3,795,887 as of October 31, 2007. The decrease in total assets was caused by the write down of oil and gas property in Canada of $405,406 and offset by an increase in oil and gas properties of $378,750 and an increase in an accounts receivable of $122,589 resulting from increased revenues from the Company’s Mississippi prospect.

Liquidity and Capital Resources

As of April 30, 2008, we had total current assets of $213,364 (October 31, 2007:  $133,991) and total assets in the amount of $3,599,701 (October 31, 2007:  $3,795,887). Our total current liabilities as of April 30, 2008 were $760,807 (October 31, 2007: $400,979). As a result, on April 30, 2008 we had negative working capital of $(547,443) (October 31, 2007:  $(266,988)). The decrease in working capital was caused by an increase in Loan Payable to $552,288 which was partially offset by the increase of accounts receivable to $160,902.

We relied on cash on hand previously raised through the issue of equity/debt capital and on the cash flows from operations to fund our operations during the six-months ended April 30, 2008.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. For the six-months ending April 30, 2008 and for fiscal 2007, we had no overproduced imbalances

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Bunka. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended April 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at April 30, 2008. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2008.

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

Dated: June10, 2008

LEXARIA CORP.

/s/ "Leonard MacMillan" Leonard MacMillan Vice Ppresident (Principal Executive Officer) and member of the Board of Directors 6/06/2008

/s/ "Chris Bunka" Chris Bunka Chairman of the Board, CEO, Secretary, Treasurer 6/06/2008

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Leonard MacMillan, the Vice President and Director of Lexaria Corp., certify that:

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

Date : June 10, 2008

By:	/s/ "Leonard MacMillan" Leonard MacMillan Vice President and member of the Board of Directors

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

Date: : June 10, 2008

By:	/s/ "Chris Bunka" Chris Bunka CEO, Principal Financial Officer (Principal Accounting Officer) and Chairman of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Chris Bunka, President, CEO (Principal Executive Officer) and Director of Lexaria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended : April 30, 2008, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

Date: June 10, 2008

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Chris Bunka, Principal Financial Officer (Principal Accounting Officer) and Director of Lexaria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended : April 30, 2008, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

Date: June 10, 2008

By:	/s/ "Chris Bunka" Chris Bunka Principal Financial Officer (Principal Accounting Officer), and Chairman of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Lexaria Corp. and will be retained by Lexaria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.