Form 10-Q
period 2008-07-31
LEXARIA CORP.
filed 2008-08-29
CIK 1348362

10QSB 1 lexaria10qsb061208.htm LEXARIA CORP. FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended : July 31, 2008

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

As of July 31, 2008, there were 24,369,500 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one):                                                               Yes [ ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim financial statements included in this Form 10-QSB is as follows:

(a)	Unaudited interim Balance Sheets as of April 30, 2008.	F-1
(b)	Unaudited interim Statements of Changes in Stockholders’ Equity and Comprehensive Income	F-2
(c)	Unaudited interim Statements of Operations for the three month period and nine month period ended July 31, 2008 and 2007; and	F-3
(d)	Unaudited interim Statements of Cash Flows for the nine months ended July 31, 2008 and 2007	F-4
(d)	Notes to Unaudited interim Financial Statements	F-5

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

3

LEXARIA CORP.

INTERIM FINANCIAL STATEMENTS

July 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

LEXARIA CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Expressed in U.S. Dollars)
	July 31	OCTOBER 31
	2008	2007
ASSETS
Current
Cash and cash equivalents	$245,615	$78,061
Accounts receivable	111,834	38,313
Prepaid expenses and deposit	-	17,617
Total Current Assets	357,449	133,991
Capital assets, net	3,130	913
Oil and gas properties (Note 4)
Proved property	3,126,626	3,076,877
Unproved properties	331,355	584,106
	3,457,981	3,660,983
TOTAL ASSETS	$3,818,560	$3,795,887

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable	$19,495	$19,395
Accrued liabilities	-	10,896
Loan payable (Note 5)	727,383	50,000
Secured loan payable (Note 6)	-	313,402
Due to related party	25,411	7,286
Total Current Liabilities	772,289	400,979

STOCKHOLDERS' EQUITY

Share Capital
Authorized:
75,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:
24,369,500 common shares at July 31, 2008 and 23,757,000 at October 31, 2007	24,370	23,757
Additional paid-in capital	5,320,092	5,011,018
Deficit accumulated during the exploration stage	(2,298,191)	(1,639,867)
Total Stockholders' Equity	3,046,271	3,394,908
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,818,560	3,795,887

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
DECEMBER 9, 2004 (inception) TO July 31, 2008
(Expressed in U.S. Dollars)

	COMMON STOCK
					DEFICIT
			STOCK		ACCUMULATED
			TO BE	ADDITIONAL	DURING	TOTAL
			ISSUED	PAID-IN	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	STAGE	EQUITY

Issuance of common stock for cash at
$0.01 per share
Issued June 9, 2005	6,766,000	$6,766	$-	$60,894	$-	$67,660
Issued August 23, 2005	3,000,000	3,000	-	27,000	-	30,000
Issuance of common stock for cash at
$0.15 per share
Issued June 9, 2005	5,416,000	5,416	-	806,984	-	812,400
Stock to be issued	1,700,000	-	1,700	253,300	-	255,000
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(75,722)	(75,722)

Balance, October 31, 2005	16,882,000	15,182	1,700	1,148,178	(75,722)	1,089,338

Issuance of common stock for cash at
$0.15 per share
Stock issued - December 8, 2005	-	1,700	(1,700)	-	-	-
Issued December 8, 2005	700,000	700	-	104,300	-	105,000
Amortization of premium on loan	-	-	-	18,474	-	18,474
payable - related party (note 7)
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(508,257)	(508,257)

Balance, October 31, 2006	17,582,000	17,582	$-	1,270,952	(583,979)	704,555

Issuance of common stock for debt settlement at
$0.5 per share
Issued November 9, 2006	4,000,000	4,000	-	1,996,000	-	2,000,000
Amortization of premium on loan	-	-	-	3,147	-	3,147
payable - related party (note 7)
Issuance of common stock for cash at $0.50
per share on July 18, 2007	2,100,000	2,100	-	1,047,900	-	1,050,000
Stock-based compensation on 1,300,000	-	-	-	682,312	-	682,312
options granted
Issuance of common stock per IR Marketing	75,000	75	-	10,707	-	10,782
Agreement at $1.15 per share
Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(1,055,888)	(1,055,888)

Balance, October 31, 2007	23,757,000	23,757	-	5,011,018	(1,639,867)	3,394,908

Compensation earned for the period	-	-	-	64,687	-	64,687
per IR Marketing Agreement
Issuance of common stock per Subscription
Agreement at $.40 per share	612,500	613		244,387		245,000
Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(658,324)	(658,324)

Balance, July 31, 2008	24,369,500	$24,370	$-	$5,320,092	$(2,298,191)	$3,046,271

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					12/9/2004
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	July 31		July 31		July 31
	2008	2007	2008	2007	2008

Revenue
Natural gas and oil revenue	232,565	87,988	$803,294	148,729	$1,076,749

Cost of revenue
Natural gas and oil operating costs	57,029	32,266	260,007	59,061	393,488
Depletion	84,594	436,440	338,598	632,796	654,162
Write down in carrying value of oil and gas properties	-	258,648	-	354,418	195,809
	141,623	727,354	598,605	1,046,275	1,243,459

Gross profit	90,942	(639,366)	204,689	(897,546)	(166,710)

Expenses
Accounting and audit	3,317	12,305	43,747	34,370	164,214
Insurance	-		10,140		10,140
Advertising and promotions	-		4,110	-	24,181
Bank charges and exchange loss	492	2,377	(236)	5,002	10,083
Consulting (note 8)	60,057	444,312	142,131	731,312	923,148
Depreciation	423	168	844	504	1,972
Fees and Dues	88	5,057	10,889	7,331	34,668
Interest expense from loan payable (note 5)	26,655	3,914	72,11	7,868	109,485
Investor relation	28,331	16,784	94,610	18,734	164,333
Legal and professional	7,585	12,407	32,045	46,461	155,034
Office and miscellaneous	384	1,046	7,393	8,838	21,822
Rent	3,742	2,448	7,695	7,346	23,655
Telephone	984		2,811	-	5,301
Taxes	7,138	1,043	7,138	1,043	8,181
Training	2,775	-	2,775	-	2,775
Travel	8,554	3,041	22,671	10,058	58,395
Impairment of oil and gas acquisition cost	-		405,406	-	445,845

	150,525	504,902	866,311	878,867	2,163,230

(Loss) for the period before other income	(59,583)	(1,144,268)	(661,622)	(1,776,413)	(2,329,940)

Other Income
Interest income	397	4,864	3,298	11,857	27,507
Amortization of premium on loan payable (note 5)	-	-	-	807	4,242

Net (loss) for the period	(59,186)	(1,139,404)	$(658,324)	$(1,763,749)	$(2,298,191)

Basic and diluted (loss) per share	(0.00)	(0.05)	$(0.03)	$(0.01)	$(0.11)

Weighted average number of common shares outstanding
- Basic and diluted	23,843,549	21,855,913	23,786,060	21,557,092	16,778,121

The accompanying notes are an integral part of these unaudited  interim financial statements.

LEXARIA CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			12/9/2004
	NINE MONTHS ENDED		TO
	JULY 31,	JULY 31,	JULY 31,
	2008	2007	2008

Cash flows used in operating activities

Net (loss)	$(658,324)	$(1,763,749)	$(2,298,191)

Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation	-	682,312	682,312
Depreciation	844	504	1,972
Depletion	338,598	632,796	654,162
Write down in carrying value of oil and gas properties	-	354,418	195,809
Impairment of oil and gas acquisition cost	405,406	-	445,845
Accredited interest on loan payable	5,657	7,868	43,000
Amortization of premium on loan payable	-	(807)	(4,242)
Stock based compensation per IR Marketing Agreement	64,687	-	75,470

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(73,521)	(22,998)	(111,834)
Decrease in other receivable	-	1,726	-
(Increase)/ Decrease in prepaid expenses and deposit	17,617	(28,503)	-
Increase in accounts payable	100	2,177	19,495
Increase /(Decrease) in accrued liabilities	(10,896)	(8,388)	-
Increase /(Decrease) in due to related party	18,125	-	25,411

Net cash from (used in) operating activities	108,293	(142,644)	(270,791)

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(540,062)	(1,272,572)	(4,250,934)
Purchase of computer equipment	(3,062)	-	(5,103)

Net cash (used in) investing activities	(543,124)	(1,272,572)	(4,256,037)

Cash flows from financing activities

Proceeds from issuance of common stock	245,000	1,050,000	2,565,060
Payments of secured loan payable	(196,000)	(50,000)	(520,000)
Proceeds from loan payable	553,385	50,000	2,727,383

Net cash from financing Activities	602,385	1,050,000	4,772,443

Increase (Decrease) in cash and cash equivalents	167,554	(365,216)	245,615

Cash and cash equivalents, beginning of period	78,061	1,285,298	-

Cash and cash equivalents, end of period	$245,615	$920,082	$245,615

The accompanying notes are an integral part of these unaudited interim financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The financial statements as of July 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the October 31, 2007 audited financial statements and notes thereto.

2.

Organization and Business

The Company is an exploration and development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States and Canada.

3.        Capital Stock

Share Issuances

Since the commencement of operations of the Company (December 9, 2004) to July 31, 2008, the Company issued 9,766,000 common shares at $0.01, 7,816,000 common shares at $0.15 and 6,100,000 common shares at $0.5 per share respectively.  The Company has received paid subscriptions for 1,700,000 common shares at $0.15 on October 13, 2005 and for 700,000 common shares at $0.15 on December 8, 2005.  1,700,000 of the above notes shares were paid for during the fiscal year ended October 31, 2005, but actual share certificates were not issued until December 8, 2005.

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

On July 18, 2008, the Company issued common shares for a private placement which comprised of the sale of 612,500 units at the price of $0.40 per unit for total proceeds of $245,000.  Each unit is comprised of one restricted share and one warrant to purchase one additional share of common stock at a price of $.60, exercisable until June 30, 2011.

All shares and warrants issued were restricted under applicable securities rules.  As at July 31, 2008, Lexaria Corp. has 24,369,500 shares issued and outstanding and 6,712,500 warrants issued and outstanding.

4.

Oil and Gas Properties

(a)

Proved properties

(1) Palmetto Point Project

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000.  Concurrent with signing the Company paid $220,000 and January 17, 2006 the Company paid the remaining $480,000.  The Company applied the full cost method to account for its oil and gas properties and as of July 31, 2008, seven wells were found to be proved wells, and three wells were found impaired.  One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present.  The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.

On September 22, 2006, the Company elected to participate in additional two-well program in Mississippi owned by Griffin & Griffin Exploration and paid $140,000.  As of July 31, 2008, the two wells were found to be proved wells.

On June 23, 2007, the Company acquired an assignment of 10% gross working interest from a third party for $520,000 secured loan payable (See Note 6).  The Company recognized $501,922 in the oil and gas property for the year ended October 31, 2007.

On October 4, 2007, the Company elected to participate in the drilling of PP F-12-3 in Mississippi by Griffin & Griffin Exploration.  The Company has 30% gross working interest and paid $266,348.  On July 31, 2008, the Company accrued and paid an additional cost of $109,494 for the workovers of welss PP F-12 and PP F-12-3.  PP F-12 has started limited production from October 2007, and PP F-12-3 has started limited production from November 2007.

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

On January 25, 2007, the Company elected to participate in Isbill #2-36.  As at July 31, 2008, the Company has made accumulated expenditures of $72,952.  Isbill #2-36 has started production from April 2007.

On October 10, 2007, the Company elected to participate in the drilling of Powell #3-25 and paid $42,236.  On November 9, 2007, Powell #3-25 was plugged and abandoned.  Drilling costs were added to the capitalized costs in determination of depletion expense.

Properties	October 31, 2007	Addition	Depletion for the period	Write down in Carrying Value	July 31, 2008
U.S.A. – Proved property	$3,076,877	$388,347	$(338,598)	$-	$3,126,626

(b)

Unproved Properties

Properties	October 31, 2007	Addition	Cost added to capitalized cost/write down	July 31, 2008
U.S.A.-Unproved properties	$178,699	$540,783	$(388,128)	$331,354
Canada-Unproved properties	405,407	-	(405,406)	1
	$584,106	$540,783	$(793,534)	$331,355

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

During the period ended July 31, 2008, the Company wrote down the cost of the property to a nominal value of $1 as the future realization of the property is uncertain.

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

As at July 31, 2008, the Company has made accumulated expenditures of $104,837.

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

(C)

Option Agreement

On April 17, 2008, the Company entered into an option purchase agreement with John and Gwen Deakle for a non-refundable of $25,000 (paid).  Pursuant to the option agreement, the Company has the exclusive right and option to purchase on the terms and conditions set forth in the agreement all of the right, title and interest of every kind and nature set forth and established in that certain operating agreement dated January 5, 2006 between G&G, Chris Bunka, John Deakle, Bud Enterprises Ltd, Stuart Gray and Lexaria Corp., covering the joint development as defined in Section I of said agreement, being a 50% working interest in those certain oil and gas fields commonly known as Palmetto Point and Belmont Lake.  The purchase will include the total current 13 existing wells and lease associated with those 13 wells and all potential future wells drilled on any of these leases are included in this Option Agreement and defined as: F-40, F-118, F-121, F-7, F-39, F-42, F-36-2, F-4, F-29, F-12-1, F-6B, F-52A and F-12-3.  The option is irrevocable for a period of 60 days from the date hereof and the purchase price is US$4,500,000 at the time the option is exercised.

On June 2, 2008, the option agreement was amended to provide until June 30, 2008 to close the proposed transaction; for the Company to pay an additional $25,000 non-refundable deposit (paid); and to adjust the total purchase price to US $4,689,000 at the time the option is exercised.

The amended option agreement has since expired, but the Company is continuing to attempt to close the contemplated transaction.

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

(c)Unsecured loan agreement

On May 14, 2008, the Company made an unsecured loan agreement in the amount of US$62,000 with Christopher Bunka with no set principal payments for one year.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  The interest payment is US$868 per month.

On May 14, 2008, the Company made an unsecured loan agreement in the amount of US$62,000 with a Lender with no set principal payments for one year.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  The interest payment is US$868 per month.

(d)Unsecured loan agreement

On June 3, 2008, the Company made an unsecured loan agreement in the amount of CAD$50,000 with a Lender.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  The interest payment is CAD$700 per month.

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

On May 13, 2008 the Company entered into an Assignment of Debt between 0743868 BC Ltd. (the “Assignor”) and the President and shareholder of the Company (collectively the “Assignees”).

The Assignor has agreed to accept US$46,000 from the Company in satisfaction of the outstanding amount and has agreed to assign the Assignees all of the Assignor’s right, title and interest in and to the US$124,000 balance of the outstanding amount. As a result, the Assignor no longer has any claim against the Company.

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

7.

Related Party Transactions

(a)

During the period ended July 31, 2008, the Company paid CAB Financial Services (“CAB”) $44,690 (2007: $22,500) and RMA Resource Management Associates (“RMA”) $22,500 (2007: $22,500) for management, accounting, and consulting services.  CAB is owned by the president of the Company and RMA is owned by the vice president of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

 (b)

On March 20, 2007, the Company made a demand loan agreement in the amount of $50,000 with CAB. (See Note 5(b)).

 (c)

On November 13, 2007, the Company made an unsecured loan agreement in the amount of $250,000 with CAB. (See Note 5(a)).  For the period ended July 31, 2008, the Company accrued and paid interest expenses of $32,195.

(d)

Included in due to related parties, $25,411 was payable to President of the Company for the reimbursement of the expenses incurred on behalf of the Company by the President.

(e)

On May 14, 2008 the Company made an unsecured loan agreement in the amount of US$62,000 with Christopher Bunka. (See Note 5(c)).

8.

Stock Options

A summary of the stock options for the period ended July 31, 2008 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2007	1,300,000	$ 0.81
Granted	-	-
Balance, July 31, 2008	1,300,000	$ 0.81

The Company has the following options outstanding and exercisable.

July 31, 2008	Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
Exercise prices	of shares	contractual life	Price

$0.80 $0.80 $0.85	700,000 400,000 200,000	2.74 years 2.89 years 2.97 years	0.80 0.80 0.85
Total	1,300,000		0.81

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

See Note 4 (c) and Note 6.

10.

Subsequent Events

On August 16, 2008, the Company signed an Assignment of Working Interest and Bill of Sale for

Isbill #2-36.

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

The following disclosure relates to each property that we have an interest in:

Alberta

We have acquired an interest in a property located 80 miles northwest of Calgary, Alberta, Canada.  On September 23, 2005, our Company signed an agreement to participate in a 13,330 foot drill program.  As of July 31, 2008, the Company has paid $405,407 for a 4% gross interest to participate in any oil and gas produced (before recovery of the costs of the drill program), reducing to a 2% interest after recovery of the drilling costs. The Company expects to pay further costs equal to it’s 4% interest in completing and equipping an earning well to a pipeline tie in if warranted. The property is reached by traveling 100 miles north from the city of Calgary on Highway #22, and is approximately a one-half hour drive past the town of Rocky Mountain House.

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

During the period ended July 31, 2008, the Company wrote down the cost of property to a nominal value of $1 as the future realization of the property is uncertain.

Mississippi

As of July 31, 2008, the Company owns a 30% gross working interest in 12 wells; a 45% gross working interest in 7 wells; and a 50% gross working interest in 43 wells (of which 38 wells remain to be drilled ); all located in Mississippi under various agreements with Griffin & Griffin Exploration, L.L.C. Additional details of these interests are noted below.

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

By January 17, 2006 we paid $700,000 to Griffin, which represented the full cost of the Company’s 20% working interest in the Drilling Program. There were no further costs to the Company in earning its interest, including well development costs or pipeline connectors. Griffin has agreed that the leases held by it covering any mineral estate underlying the applicable well site acreage shall not provide for more than twenty-five (25%) percent royalty and overriding royalty interest.  Our net interest in any oil and gas produced is calculated by subtracting the applicable royalties from our 20% gross interest. Consequently, our original net working interest in the drilling program was a minimum fifteen (15%) percent net working interest.  Griffin conducted the Drilling Program in its capacity as Operator. We subsequently increased our participation under this program by spending $140,000 to earn the same 20% interest in 2 additional wells – 12 wells total and all drilled - and we subsequently increased our gross interest to 30% in these 12 wells, or a net working interest of 22.5%. The results of these wells are as follows as of July 31, 2008:

Phase I  Palmetto Point   30% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Temporary shut-in
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Temporary shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Producing
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Temporary shut-in
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Temporary shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Temporary shut-in
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Temporary shut-in
PP F-12	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Temporary shut-in
PP F-6B		July 27/06	Frio Gas		Producing
PP F-52A		July 27/06	Frio Gas/Oil		Temporary shut-in
PP F-12-3	Nov/07	Nov/07	Frio Oil		Temporary shut-in

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

Phase III 50% gross interest

As of July 31, 2008, five additional wells were drilled under the 50-well AMI. Each of these wells encountered non commercial quantities of hydrocarbons and were plugged and abandoned. There are 38 wells remaining to be drilled under the terms of the 50-well AMI as of July 31, 2008.

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

During the fiscal year 2007, our second participatory well was drilled at Owl Creek, the Isbill #2-36 well, in which we also have a 7.5% interest.  The Isbill#2-36 well was successful and is in production of both oil and natural gas and is contributing to our revenue generation.

Results of Operations for the Nine Months Ended July 31, 2008

For the nine-month period ended July 31, 2008, there were revenues of $803,294 compared to revenues of $148,729 for the same nine-month period in the prior year.   The increase in revenues for both periods was caused by oil and natural gas sales received from the Company’s properties in Mississippi and Oklahoma.  In particular the revenues increased from the Company’s Mississippi operations as a result of three intermittently producing oil wells.

For the nine-month period ended July 31, 2008 we incurred costs and expenses in the amount of $1,464,916 compared to costs and expenses of $1,925,142 for the same nine-month period in the prior year.

This decrease in costs and expenses is attributable to costs of revenue and administrative expenses we incurred in connection with the following:

•

Depletion costs decreased to $338,598 for the nine-month period ending July 31, 2008 (July 31, 2007: $632,796).    There was a decrease in the write down of the carrying value of oil and gas properties, amounting to $nil for the nine-month period ended July 31, 2008 (July 31, 2007:$354,418).

•

Oil and gas well operating costs decreased to $598,605 for the nine-month period ending July 31, 2008 (July 31, 2007: $1,046,275), as a result of a decrease in the write down of the carrying value of oil and gas properties and a decreased depletion amount.

•

Accounting and audit costs increased to $43,747 for the nine-month period ending July 31, 2008 (July 31, 2007: $34,370) due to the increase of the audit fee.

•

Insurance costs increased to $10,140 for the nine-month period ending July 31, 2008 (July 31, 2007: $nil) due to purchasing insurance cover for Directors and Officers Liability.

•

Bank charges and exchange gain / loss decreased to a gain of $236 for the nine-month period ending July 31, 2008 (July 31, 2007: loss of $5,002) as result of currency movements between the Canadian and US Dollar.

•

Fees paid to a consultant. In the nine-month period ending July 31, 2008, the Company incurred $142,131 (July 31, 2007: $731,312).  The decrease in fees was due to $682,312 being included as stock compensation in the prior period.

•

Interest expense from loan agreements increased to $72,142 for the nine-month period ending July 31, 2008 (July 31, 2007: $7,868) due to the interest accrued and paid on a related party and third party loans, both secured and not secured.

•

Investor relation costs increased to $94,610 for the nine-month period ending July 31, 2008 (July 31, 2007: $18,734), as the Company contracted an arms length party to perform investor relations.

•

Impairment of oil and gas acquisition cost increased to $405,406 for the period ended July 31, 2008 (July 31, 2007: $nil) as the result of the Company had written down its cost of oil and gas property in Strachan Leduc Reef, Alberta, Canada.

The Net Loss for the nine-months ending July 31, 2008 was $(658,324) (July 31, 2007: $(1,763,749)), The decrease in losses was caused by an increase in revenues from the Company’s operations which was partially offset by an increase in the Company’s operating expenses.

From January 2008 until July 2008, one of the Company’s producing properties (the Belmont Lake oil field) was partially inaccessible due to flooding of the Mississippi River. Although limited oil and gas production continued throughout the flood, the Company’s production was limited and therefore its revenue was impacted during the period. The Company and its operator are taking steps utilizing certain technologies which it hopes will mitigate such production interruptions in the future and thus give a greater likelihood of uninterrupted production in the future.  Rising and falling water levels of the Mississippi River are not predictable, however, thus the possibility of future interruptions exists.

Assets

As of July 31, 2008, we had current assets of $357,450 and total assets of $3,818,560. We had total assets of $3,795,887 as of October 31, 2007. The increase in total assets was caused by the write down of oil and gas property in Canada of $405,406 and offset by an increase in oil and gas properties of $378,750,  an increase in an accounts receivable of $73,521 resulting from increased revenues from the Company’s Mississippi prospect, and  an increase in cash from the private placement.

Liquidity and Capital Resources

As of July 31, 2008, we had total current assets of $357,449 (October 31, 2007:  $133,991) and total assets in the amount of $3,818,560 (October 31, 2007:  $3,795,887). Our total current liabilities as of July 31, 2008 were $772,289 (October 31, 2007: $400,979). As a result, on July 31, 2008 we had negative working capital of $(414,840) (October 31, 2007:  $(266,988)). The decrease in working capital was caused by an increase in Loan Payable by $363,981 which was partially offset by the increase of accounts receivable and cash to $241,075.

We relied on cash on hand previously raised through the issue of equity/debt capital and on the cash flows from operations to fund our operations during the nine-months ended July 31, 2008.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. For the nine-months ending July 31, 2008 and for fiscal 2007, we had no overproduced imbalances

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Bunka. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2008, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended July 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding as at July 31, 2008. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2008.

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

Dated: August 28, 2008

LEXARIA CORP.

/s/ "Leonard MacMillan" Leonard MacMillan Vice President (Principal Executive Officer) and member of the Board of Directors 8/28/2008

/s/ "Chris Bunka" Chris Bunka Chairman of the Board, CEO, Secretary, Treasurer 8/28/2008

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

Date : August 28, 2008

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

Date: : August 28, 2008

By:	/s/ "Chris Bunka" Chris Bunka CEO, Principal Financial Officer (Principal Accounting Officer) and Chairman of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Chris Bunka, President, CEO (Principal Executive Officer) and Director of Lexaria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended : July 31, 2008, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

Date: August 28, 2008

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Chris Bunka, Principal Financial Officer (Principal Accounting Officer) and Director of Lexaria Corp. certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended : July 31, 2008, filed with the Securities and Exchange Commission on the date hereof:

(i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Lexaria Corp.

Date: August 28, 2008

By:	/s/ "Chris Bunka" Chris Bunka Principal Financial Officer (Principal Accounting Officer), and Chairman of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Lexaria Corp. and will be retained by Lexaria Corp. and furnished to the Securities and Exchange Commission or its staff upon request.