Form 10-K
period 2008-10-31
LEXARIA CORP.
filed 2009-01-27
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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
(Check one): Yes [   ]   No [ X ]

State issuer’s revenues for its most recent fiscal year. $900,789

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

12,388,250 @ $0.0655(1)= $811,430
(1) Average of bid and ask closing prices on December 23, 2008.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

24,369,500 common shares issued and outstanding as of December 23, 2008

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

We maintain our principal executive offices at Suite 604, 700 West Pender Street, Vancouver, British Columbia V6C 1G8. Our telephone number is (604) 602-1675. Our executive offices are comprised of one office and we share reception and boardroom facilities. We have another office in Kelowna.  Management does not believe that our office space will need to be expanded during 2009.

Our common stock is quoted on the OTC Bulletin Board under the symbol "LXRA".

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer.  As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

We are an exploration and development stage oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We are currently generating revenues from our business operations in Mississippi.

We have acquired the right to explore the Strachan Hills oil and gas property in Alberta, Canada and assumed a working interest in the Owl Creek Prospect, Oklahoma and the Palmetto Point oil and gas property in Mississippi USA. We sold our working interest in the Owl Creek Prospect, Oklahoma in August of 2008.  We plan to continue our current business of acquiring interests in potentially high-impact oil and gas property interests that offer a high probability of being able to drill without significant time delays. In our North American interests, we also try to choose properties where, if drilling is successful, the wells could be quickly connected to infrastructure and thus, with success, brought into production and able to generate cash flow as quickly as possible.

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

On June 23, 2007, we acquired an assignment of a 10% gross working interest in 12 previously drilled oil & gas wells and any future development prospects thereof, formerly held by 0743868 BC Ltd, a non-related company. Since we had a 20% gross working interest in these same 12 oil and gas wells and development prospects, as a result of this transaction we will from this date forward have a 30% gross working interest in the 12 oil & gas wells and development prospects. We were obligated to make cash payments of US$520,000 over approximately a one-year period to complete this transaction ($200,000 paid as of October 31, 2007). The Company had made total of $350,000 repayment and accrued $18,016 interest expense since June 23, 2007 with ending balance of $169,938 as at April 30, 2008.

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

On May 14, 2008 the Company entered into an unsecured Loan Agreement with each of the President and a shareholder of the Company for $62,000.  The purpose of this Loan Agreement is to set out terms of the arrangement by which the Company agrees to make a Loan of US$124,000 at an interest rate of 16.8% and no set principal payments for one year available to the Company.  The purpose of the Loan Agreement is to provide the Company with capital funds for oil and gas exploration and/or general corporate purposes.  On October 27, 2008, the loan from the President in the amount of US$62,000 was terminated in favour of an updated debt agreement.

On August 29, 2008, the Company sold all of its working interests in its Owl Creek Project, located in Garvin County, Oklahoma, to an unrelated third party for net proceeds of $206,021.The property sold included the Company’s 7.5% working interest in Isbill #2.

On October 27, 2008, the Company entered into a Purchase Agreement with CAB Financial Services Ltd., Chris Bunka, and another shareholders of the Company (“Purchasers”) for an aggregate amount of NINE HUNDRED  THOUSAND (CDN) DOLLARS (CDN $900,000).  The Purchasers agree to purchase an 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement.

The Company’s obligations to repay the Promissory Note will be secured by certain specified assets of the Company pursuant to a Security Agreement.  Also, as long as the Promissory Note is outstanding, the Purchasers may voluntarily convert the Promissory Note to Common Shares at the conversion price of $0.45 per share of Common

Stock.  Additionally, in consideration for the Purchasers agreeing to purchase the Promissory Notes, the Company agrees to issue Warrants to the Purchasers.

The share purchase Warrants entitles the Purchaser to acquire Shares of the Company’s common stock, and the number of Series A and B Warrants issuable shall be determined by the Purchase Amount divided by $0.45, which Warrants shall have the following terms:

1.

each Series A Warrant entitling the holder to purchase one-half of one Warrant Share for a term of one year from issuance and an exercise price of US $0.45 per whole Warrant Share;

2.

each Series B Warrant entitling the holder to purchase one-half of one Warrant Share for a term of two years from issuance and exercise price of US $0.90 per whole Warrant Share; and

3.

Mandatory conversion of the Warrants at the option of the Company upon the Company’s Common Stock closing at 200% of the applicable exercise price for twenty consecutive Trading Days.

4.

Two whole Warrants and the exercise price are required to purchase one share of the Company.

The issuance of the Promissory Notes and Warrants were issued to 3 non-US persons pursuant to the exemption from registration provided by Regulation S promulgated under the United States Securities Act of 1933, as amended.

The Company and Purchases hereby agree that all previous Loan Agreements are terminated and any amounts due and owing there under are replaced and superseded by the Promissory Notes issued by the Company pursuant to the Purchase Agreement.

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

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

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

We have a limited operating history and must be considered in the exploration stage. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of our properties may not result in the discovery of reserves. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in resource exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial reserves, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. There can be no assurance that we will be able to operate on a profitable basis.

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

We currently have only modest oil or gas reserves that are deemed proved, probable or possible pursuant to American standards of disclosure for oil and gas activities. We have participated in the drilling of one well in Alberta, Canada, and also have participated in the drilling of wells in Mississippi, USA.

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

Even if we acquire an oil and natural gas exploration property and establish that it contains oil or natural gas in commercially exploitable quantities, the potential profitability of oil and natural gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and natural gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and natural gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

In addition, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. Production from any well may be unmarketable if it is impregnated with water or other deleterious substances. Also, the marketability of oil and natural gas which may be acquired or discovered will be affected by numerous related factors, including the proximity and capacity of oil and natural gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

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

Risks Associated with the Shares of Our Company

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

Item 2. Description of Property.

Executive Offices

We maintain our principal executive offices at Suite 604, 700 West Pender Street, Vancouver British Columbia V6C 1G8. Our telephone number is (604) 602-1675. We rent our principal executive offices on a month to month basis from Hurricane Corporate Services at $1,000 per month, commencing the 1st day of April 18, 2006. Our executive offices are comprised of one office and we share reception and boardroom facilities. We have another office in Kelowna, BC.  Management does not believe that our office space will need to be expanded during 2009.

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

•

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

•

A 2.0% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the Leduc formation.

•

A 4.0% interest in the natural gas in the Leduc formation before payout subject to payment of the Overriding Royalty which is convertible upon payout at royalty owners option to 50% of Farmee's Interest.

•

A 1.6% interest in the rights below the base of the Shunda formation in Section 10, Township 38, Range 9W5M.

•

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

During the year ended October 31, 2008, the Company wrote down the cost of the property to a nominal value of $1 as the future realization of the property is uncertain.

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

•

hold defensible title to the oil, gas and mineral leasehold estate covering the prospect;

•

obtain and deliver to us a drill site title opinion, which shall be addressed to Griffin covering the applicable well site acreage and indicating that the title to interests to be acquired by us hereunder is of a nature that is customarily relied upon by a reasonable person engaged in activities similar to those contemplated by the Drilling Program; and

•

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

Phase III Area of Mutual Interest - Mississippi

We currently have a 50% gross interest in the remaining 43 wells of the AMI. We have no financial obligation to drill these wells, and no penalties will be incurred if we do not drill these wells, though we may waive certain funds paid towards development of well prospects. As of October 31, 2008, 5 of these wells were drilled and all encountered non-commercial quantities of hydrocarbons. There are 38 undrilled wells remaining to be drilled under the terms of the AMI and we expect to drill an as yet unknown number of these wells in 2009.

Project – Oklahoma

We had a 7.5% working interest in the Owl Creek Prospect, Oklahoma. The operator is Ranken Energy Ltd. We paid $100,000 for a 7.5% interest and to participate in the Isbill #1-36 well. The Isbill #1-36 well was drilled and abandoned.

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

On August 16, 2008, the Company signed an Assignment of Working Interest and Bill of Sale for its interest in Owl Creek Prospect and Isbill #2-36.  On September 9, 2008 the Company received formal documentation and the Company’s portion for the sale of Isbill #2-36 in the amount of $206,021.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended October 31, 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The closing price of our common stock, as reported by the FINRA OTCBB on December 11, 2008, was $0.04.

Our common shares are quoted for trading on the OTCBB under the symbol "LXRA". The following quotations obtained from stockwatch.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
January 31, 2006(2)	N/A	N/A
April 30, 2006(2)	N/A	N/A
July 31, 2006(2)	N/A	N /A
October 31, 2006	$0.10	$0.10
January 31, 2007	$0.98	$0.35
April 30, 2007	$0.99	$0.75
July 31, 2007	$1.25	$0.54
October 31, 2007	$1.65	$0.77
January 31, 2008	$1.23	$0.70
April 30, 2008	$0.98	$0.32
July 31, 2008	$0.75	$0.20
October 31, 2008	$0.40	$0.10

(1)   Over-the-counter market quotations reflect inter-dealer prices without retail mark- up, mark-down or commission, and may not represent actual transactions.

(2) No high or low bid prices for our common stock were recorded for the period indicated.

Holders of our Common Stock

Our common shares are issued in registered form. Our transfer agent and registrar for our common stock is the Nevada Agency and Trust Company. Their address is 880-50 West Liberty Street, Reno, Nevada, 89501. Their telephone number is (775) 322-0626. Their facsimile number is (775) 322-5623. On January 2, 2008, the shareholders' list of our common shares showed 38 registered shareholders and 24,369,500 common shares issued and outstanding.

Dividend Policy

During the years ended October 31, 2008 and 2007, we did not pay any cash dividends to any holders of our equity securities and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Our current stock option plan, entitled the 2007 Equity Incentive Stock Option Plan was approved by our shareholders on April 25, 2007. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at October 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	1,300,000	$0.81	700,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,300,000	$0.81	700,000

 (1) The maximum number of options issuable under our 2007 Equity Incentive Stock Option Plan is 2,000,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2008.

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

Overview

We are a Nevada corporation incorporated on December 9, 2004. We are an exploration and development stage oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We are currently generating revenues from our business operations in Mississippi. We have acquired the right to explore the Strachan Hills oil and gas property in Alberta Canada and assumed a working interest in the Owl Creek Prospect,

Oklahoma and the Palmetto Point and other oil and gas properties in Mississippi USA. We sold our working interest in Oklahoma in August 2008.  Our detailed business plan is discussed herein.

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

Alberta

We have acquired an interest in a property located 80 miles northwest of Calgary, Alberta, Canada. On September 23, 2005, we signed an agreement to participate in a 13,330 foot drill program. As of October 31, 2008, our company has paid $405,407 for a 4% gross interest to participate in any oil and gas produced (before recovery of the costs of the drill program), reducing to a 2% interest after recovery of the drilling costs. We expect to pay further costs equal to it’s 4% interest in completing and equipping an earning well to a pipeline tie in if warranted. The property is reached by traveling 100 miles north from the city of Calgary on Highway #22, and is approximately a one-half hour drive past the town of Rocky Mountain House.

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

During the year ended October 31, 2008, the Company wrote down the cost of the property to a nominal value of $1 as the future realization of the property is uncertain.

Mississippi

As of October 31, 2008, we currently own a 30% gross working interest in 12 wells; a 45% gross working interest in 7 wells; and a 50% gross working interest in 43 wells (of which 38 remain to be drilled); all located in Mississippi under various agreements with Griffin and Griffin Exploration, L.L.C. Additional details of these interests are noted below.

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

By January 17, 2006, we paid $700,000 to Griffin, which represented the full cost of our company’s 20% working interest in the Drilling Program. There were no further costs to our company in earning its interest, including well development costs or pipeline connections. Griffin has agreed that the leases held by it covering any mineral estate underlying the applicable well site acreage shall not provide for more than twenty-five (25%) percent royalty and overriding royalty interest. Our net interest in any oil and gas produced is calculated by subtracting the applicable royalties from our 20% gross interest. Consequently, our original net working interest in the drilling program was a minimum fifteen (15%) percent net working interest. Griffin conducted the Drilling Program in its capacity as Operator. We subsequently increased our participation under this program by spending $140,000 to earn the same

20% interest in 2 additional wells – 12 wells total and all drilled - and we subsequently increased our gross interest to 30% in these 12 wells, or a net working interest of 22.5% . The status of these wells are as follows as of end of December, 2008:

Phase I Palmetto Point 30% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Temporary shut-in
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Temporary shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Producing
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Temporary shut-in
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Temporary shut-in
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Temporary shut-in
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-6B		July 27/06	Frio Gas		Producing
PP F-52A		July 27/06	Frio Gas		Temporary shut-in
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing

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

Phase III 50% gross interest

As of October 31, 2008, five additional wells were drilled under the 50-well AMI. Each of these wells encountered non commercial quantities of hydrocarbons and were plugged and abandoned. There are 38 wells remaining to be drilled under the terms of the 50-well AMI as of October 31, 2008.

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

Because of increased operational activity, our overhead, exploration and property costs rose for the period ending October 31, 2008.

On August 16, 2008, the Company signed an Assignment of Working Interest and Bill of Sale for its interest in Owl Creek Prospect and Isbill #2-36.  On September 9, 2008 the Company received formal documentation and the Company’s portion for the sale of Isbill #2-36 in the amount of $206,021.

Purchase or Sale of Equipment

At this time we do not expect to purchase or sell any significant equipment. As a participating partner in our Mississippi development program, we have an interest in certain oilfield production equipment purchased and maintained by our Operating partner.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended October 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Sustained high gas pressures of up to 10,000 per square inch have been encountered in the drill hole thus the hole has been cased and was undergoing testing. It was determined by the technical team that a testing program was needed which involves specialized high-penetration, low-diameter guns from the USA to determine the potential of any reserves. The operator, Rosetta Exploration, was purchased by a third party in 2006. Odin Capital, Inc., the Farm Out partner for Lexaria, has advised us that the well is not likely to be successfully brought into production and we could abandon our interest in this well.

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

Because we successfully discovered oil at the Belmont Lake oil field as a result of the 12-well program, we subsequently drilled one additional development oil well in October 2007, of which we also have a 30% gross interest. The revenue received from these initial wells for the year ended October 31, 2008 was $537,670 (October 31, 2007 $174,059)

The Phase II seven-well program has been completed and we have paid in full for our 45% interest. As of January 24, 2008, two of these wells were producing and two were awaiting tie-in. The Phase III five-well program has been completed as of January 24, 2008 and our 50% interest has been paid for. None of these five wells are expected to go into production. The specific results of these programs are reported in the tables above.

Operational overhead for all of 2008 was $348,367. If we successfully find and produce oil and gas, our overhead in Mississippi will be substantially higher, but it is not possible to determine to what extent it could be higher, until such time as our exploration drilling program is complete. If we are successful in our oil and gas exploration program, and if we discover and begin producing commercial quantities of oil or gas, then the cash flow generated from the sale of such oil or gas may or may not be sufficient to pay the undetermined higher overhead costs. We currently have sufficient funds to conduct our currently scheduled stage one 2009 exploration program, the majority of which is already prepaid, make scheduled property payments, and operate our company for the next 12 months.

Results of Operations for the Year Ended October 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2008 and 2007.

We had cash and cash equivalents of $669,633 as of October 31, 2008 compared to cash and cash equivalents of $78,061 as of October 31, 2007. We had a working capital of $414,350 as of October 31, 2008 compared to working capital deficit of $266,988 as of October 31, 2007.

Our operating results for the year ended October 31, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

	Year Ended October 31, 2008	Year Ended October 31, 2007	Change Between Year Ended October 31, 2008 and October 31, 2007
Oil and Gas Revenue	$900,789	$253,148	$647,641
Cost of Revenue	$912,745	$273,414	$639,331
Gross Profit (Loss)	$(11,956)	$(20,266)	$8,310
Operating Expenses	$970,627	$1,054,514	$(83,887)
Other Income	$4,093	$18,892	$(14,799)
Net loss	$(978,490)	$(1,055,888)	$77,398

For the year ended October 31, 2008, we had natural gas and oil revenue of $900,789, compared to $253,148 in the prior year. Cost of revenue including operating costs, depletion and write-down in carrying value of oil and gas properties, was $912,745 for the year ending October 31, 2008, compared to $273,414 in the year ending October 31, 2007.

Our entire loss for the year ended October 31, 2008 was $978,490. For the period ending October 31, 2008, most of our overhead expenses relate to operating expenses as our company makes the transition to an operating entity. We have begun to experience revenue growth during 2008. We are pleased with our financial results, including our ability to raise private capital that has allowed us to fund the 2008 drilling program, part of the 2009 drilling program, and remain in good standing on all our properties.

Liquidity and Capital Resources

We had no operational revenue in 2005. Beginning in August, 2006, modest revenue of $20,307 was realized from the sale of natural gas from our Mississippi wells, 2007 operational revenue amounted to $253,148 and as at October 31, 2008 operational revenue amounted to $900,789. At October 31, 2007, we had $78,061 in cash and cash equivalents. At October 31, 2008, we had $669,633 in cash and cash equivalents. We anticipate that our total operating expenses will be less than $500,000 for the next twelve months.  In the opinion of our management, available funds together with funds generated from operations should satisfy our current minimum working capital requirements up to October 31, 2009. As of October 31, 2007 our total assets were $3,795,887 and our total liabilities were $400,979. As of October 31, 2008, our total assets were $3,763,039 and our total liabilities were $1,000,832.  On March 20, 2007, our company’s chairman, director and chief executive officer forwarded $50,000 as a demand loan and on June 23, 2007, we received a secured loan on the purchase of an additional interest in the Mississippi Phase 1 prospect of $520,000.  The Company calculated the net present value of the secured loan payable by applying 8% interest rate, which was based on a T-bill rate of 4.28% plus a risk premium.  The net present value of the secured loan payable on June 23, 2007 was $501,922.  The Company had made total of $350,000 repayment and accrued $18,016 interest expense since June 23, 2007 with ending balance of $169,938 as at April 30, 2008.

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

On May 14, 2008 the Company entered into an unsecured Loan Agreement with each of the President and a shareholder of the Company for $62,000.  The purpose of this Loan Agreement is to set out terms of the arrangement by which the Company agrees to make a Loan of US$124,000 at an interest rate of 16.8% and no set principal payments for one year available to the Company.  The purpose of the Loan Agreement is to provide the Company with capital funds for oil and gas exploration and/or general corporate purposes.  On October 27, 2008, the loan to the President in the amount of US$62,000 was terminated in favor of a new loan agreement.

On November 13, 2007, the Company made an unsecured loan agreement in the amount of $250,000 with C.A.B. Financial Services Ltd. (“CAB”).  CAB is owned by the president of the Company.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest is 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  This interest payment is $3,500 per month.  This loan was terminated on October 27, 2008.

On November 14, 2007, the Company made an unsecured loan agreement in the amount of CAD$250,000 with G K Braun Limited.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest is 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  This interest payment is CAD$3,500 per month.  This loan was paid in full on November 14, 2008.

On October 27, 2008 the Company entered into a Purchase Agreement in the amount of CDN$900,000 of Notes being purchased by the President, the President’s wholly-owned private holding company, and a shareholder of the Company (“Purchasers”).  The Purchasers agreed to purchase an 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement.  The Company’s obligations to repay the promissory Note will be secured by certain specified assets of the Company pursuant to a Security Agreement.  As long as the Promissory Note is outstanding, the Purchasers may voluntarily convert the Promissory Note to Common Shares at the conversion price of $.45 per share of Common Stock.

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

Our accounting and auditing fees in 2007 were $49,905, while in 2008 they were $54,862, legal fees in 2007 were $71,462, while in 2008 they were $35,298, the decrease was caused by legal fees in 2007 relating to the filing of an option plan and filing of a prospectus in 2007. We expect to incur not more than a total of $150,000 for legal, accounting and auditing fees in 2009. Operational overhead in 2007 was $1,054,514 and in 2008 was $970,627. The decrease was caused by a stock based compensation charge of $682,312 in 2007;decrease in legal fees due to filing of the option plan and the preparation and filing of a prospectus in 2007; increases in investor relations costs of $118,916 (October 31, 2007: $69,722); increase  in interest expense on loan payable due to deemed interest on the loan payable of $103,856 (October 31, 2007 $15,434); decrease in advertising and promotions amounting to $4,110 (October 31, 2007: $20,071); decrease in travel costs of $28,317 (October 31, 2007: $32,306); and increase in impairment of oil and gas acquisitions for the Strachan Property of $405,406 (October 31, 2007: $0).

Based on current operations we do not anticipate requiring additional funds within the next 12 months. If, however, we participate in additional programs whether on our existing properties or on as yet undefined potential future properties, we will require additional funds. We have already paid all of our pro rata costs for all the wells in which we have interests on all our properties. We have no overdue or pending property payments and no overdue exploration payments pending, and we do not anticipate any material cost overruns.

In 2009, we expect to generate increasing revenue streams as a result of the successful drilling programs we have participated in within Mississippi. As of October 31, 2008, we are not confident that any of our Mississippi wells are producing at their highest potential, and for this reason we are not yet able to accurately determine the volumes of hydrocarbons that we might be able to sell. However in general terms, our company feels that sufficient cash flow will be generated from oil and gas sales during 2009 to, at a minimum, more than cover all of the administrative and general operating costs of our company. As more production information is created over time, our company will be better able to determine whether sufficient cash flow could be generated to cover the costs of additional drilling programs, without the need to raise additional money.

Specifically, our company notes that the Belmont Lake oil field has the potential to materially impact our financial performance in 2009. Further development of this field is planned and the results of that development could have a material impact upon our company.

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

If we do not drill additional wells other than as already herein noted, we have sufficient cash to operate throughout 2009. If we wish to increase shareholder value through accelerated business activity, then we will likely have to raise additional cash through the sale of equity or the acquisition of debt. By October 31, 2006, we had raised $3,270,060 and we raised an additional $1,050,000 during October 31, 2007. Subsequent to October 31, 2007, we entered into a debt arrangement of $500,000 wherein we are obligated to pay interest only every month, and to repay the principle after a total of 12 months. $250,000 of this debt is with the president of our company.   The balance of the $250,000 was paid in full on November 14, 2008.  As at October 31, 2008 we raised additional equity of $245,000.

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

On May 14, 2008 the Company entered into an unsecured Loan Agreement with each of the President and a shareholder of the Company for $62,000.  The purpose of this Loan Agreement is to set out terms of the arrangement by which the Company agrees to make a Loan of US$124,000 at an interest rate of 16.8% and no set principal payments for one year available to the Company.  The purpose of the Loan Agreement is to provide the Company with capital funds for oil and gas exploration and/or general corporate purposes.  On October 27, 2008, the loan to the President in the amount of US$62,000 was terminated.

On October 27, 2008 the Company entered into a Purchase Agreement in the amount of CDN$900,000 of Notes being purchased by the President, the President’s wholly-owned private holding company and a shareholder of the Company (“Purchasers”).  The Purchasers agreed to purchase an 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement.  The Company’s obligations to repay the promissory Note will be secured by certain specified assets of the Company pursuant to a Security Agreement.  As long as the Promissory Note is outstanding, the Purchasers may voluntarily convert the Promissory Note to Common Shares at the conversion price of $.45 per share of Common Stock.

We plan and endeavor to raise additional capital in 2009 as required.

Recently Issued Accounting Standards

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

Revenue Recognition

We use the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed our company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds our company’s share of the remaining estimated proved natural gas reserves for a given property, our company records a liability. At October 31, 2008, we had no overproduced imbalances.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $2,618,357 since inception through October 31, 2008.

Organization within last five years

Other than as disclosed under the section titled “Certain Relationships and Related Transactions”, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars, are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended October 31, 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm;

Balance Sheets at October 31, 2008 and 2007;

Statements of Stockholders Equity for the years ended October 31, 2008 and 2007;

Statements of Operations for the years ended October 31, 2008 and 2007;

Statements of Cash Flows for the years ended October 31, 2008 and 2007; and

Notes to the Financial Statements

Chang Lee LLP

Chartered Accountants

505 – 815 Hornby Street

Vancouver, B.C, V6Z 2E6

Tel:  604-687-3776

Fax: 604-688-3373

E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LEXARIA CORP.

We have audited the balance sheets of Lexaria Corp. (“the Company”) as at October 31, 2008 and 2007 and the related statements of stockholders’ equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements refer to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had recurring losses and requires additional funds to maintain its planned operations.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

January 11, 2009

          Chartered Accountants

LEXARIA CORP.
BALANCE SHEET
(Expressed in U.S. Dollars)
	October 31	OCTOBER 31
	2008	2007
ASSETS

Current
Cash and cash equivalents	$669,633	$78,061
Accounts receivable	15,506	38,313
Prepaid expenses and deposit	6,186	17,617
Total Current Assets	691,325	133,991
Capital assets, net	2,699	913
Oil and gas properties (Note 5)
Proved property	3,034,750	3,076,877
Unproved properties	34,265	584,106
	3,069,015	3,660,983
TOTAL ASSETS	$3,763,039	$3,795,887

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	$2,695	$19,395
Accrued liabilities	-	10,896
Loan payable (Note 6)	272,511	50,000
Secured loan payable (Note 7)	-	313,402
Due to a related party	1,769	7,286
Total Current Liabilities	276,975	400,979
Loan Payable	723,857
TOTAL LIABILITIES	1,000,832	400,979

STOCKHOLDERS' EQUITY

Share Capital
Authorized:
75,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 24,369,500 common shares at October 31,
2008 (23,757,000 common shares at October 31, 2007)	24,370	23,757
Additional paid-in capital	5,356,194	5,011,018
Deficit accumulated during the exploration stage	(2,618,357)	(1,639,867)
Total Stockholders' Equity	2,762,207	3,394,908
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,763,039	3,795,887

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the years ended October 31, 2008 and 2007
(Expressed in U.S. Dollars)

	COMMON STOCK
					DEFICIT
			STOCK		ACCUMULATED
			TO BE	ADDITIONAL	DURING	TOTAL
			ISSUED	PAID-IN	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	STAGE	EQUITY

Balance, October 31, 2006	17,582,000	17,582	$-	1,270,952	(583,979)	704,555
Issuance of common stock for debt settlement at
$0.5 per share
Issued November 9, 2006	4,000,000	4,000	-	1,996,000	-	2,000,000

Amortization of premium on loan	-	-	-	3,147	-	3,147
payable - related party

Issuance of common stock for cash at $0.50
per share on July 18, 2007	2,100,000	2,100	-	1,047,900	-	1,050,000

Stock-based compensation on 1,300,000	-	-	-	682,312	-	682,312
options granted

Issuance of common stock per IR Marketing	75,000	75	-	10,707	-	10,782
Agreement at $1.15 per share

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(1,055,888)	(1,055,888)
Balance, October 31, 2007	23,757,000	23,757	-	5,011,018	(1,639,867)	3,394,908
Compensation earned for the period	-	-	-	75,468	-	75,468
per IR Marketing Agreement

Issuance of common stock per Subscription

Agreement at $.40 per share	612,500	613		244,387		245,000

Imputed interest for non-interest bearing
Loan to related party				4,000		4,000

Warrants issued in connection with
loan payable				21,321		21,321

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(978,490)	(978,490)
Balance, October 31, 2008	24,369,500	$24,370	$-	$5,356,194	$(2,618,357)	$2,762,207

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For the years ended October 31, 2008 and 2007
(Expressed in U.S. Dollars)

	Year Ended
	October 31
	2008	2007
Revenue
Natural gas and oil revenue	$900,789	253,148

Cost of revenue
Natural gas and oil operating costs	352,831	124,907
Depletion	451,843	148,507
Write down in carrying value of oil and gas properties	108,071	-
	912,745	273,414
Gross profit (loss)	(11,956)	(20,266)

Expenses
Accounting and audit	54,862	49,905
Insurance	10,140
Advertising and promotions	4,110	20,071
Bank charges and exchange loss	(26,497)	7,359
Consulting	187,461	750,516
Depreciation	1,275	680
Fees and Dues	13,903	9,963
Interest expense from loan payable	103,856	15,434
Investor relation	118,916	69,722
Legal and professional	35,298	71,462
Office and miscellaneous	7,640	13,769
Rent	11,960	9,794
Telephone	4,010	2,490
Taxes	7,138	1,043
Training	2,832	-
Travel	28,317	32,306
Write down of oil and gas property	405,406	-
	970,627	1,054,514
(Loss) for the year before other income	(982,583)	(1,074,780)
Other Income
Interest income	4,093	18,085
Amortization of premium on loan payable	-	807
Net (loss) for the year	$(978,490)	$(1,055,888)
Basic and diluted (loss) per share	$(0.04)	$(0.01)
Weighted average number of common shares outstanding
- Basic and diluted	23,921,452	22,101,315

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
For the years ended October 31, 2008 and 2007
(Expressed in U.S. Dollars)

	Year Ended
	October 31,	October 31,
	2008	2007
Cash flows from (used in) operating activities
Net (loss)	$(978,490)	$(1,055,888)

Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation	-	682,312
Imputed interest for non-interest bearing	4,000	-
Depreciation	1,275	680
Depletion	451,843	148,507
Write down in carrying value of oil and gas properties	108,071	-
Impairment of oil and gas acquisition cost	405,406	-
Foreign exchange gain / loss	(33,128)
Accredited interest on loan payable	(6,536)	15,434
Amortization of premium on loan payable	-	(807)
Stock based compensation per IR Marketing Agreement	75,469	10,782

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	22,807	(26,580)
Decrease in other receivable	-	1,726
(Increase)/ Decrease in prepaid expenses and deposit	11,431	(17,617)
Increase in accounts payable	(16,700)	17,707
Increase /(Decrease) in accrued liabilities	(10,896)	(2,104)
Increase /(Decrease) in due to related party	(5,517)	7,286
Net cash from (used in) operating activities	29,035	(218,562)
Cash flows from (used in) investing activities
Oil and gas property acquisition and exploration costs	(579,373)	(2,088,675)
Proceeds from sales of oil and gas property	206,021	-
Purchase of computer equipment	(3,061)	-
Net cash from (used in) investing activities	(376,413)	(2,088,675)

Cash flows from (used in) financing activities
Proceeds from issuance of common stock	245,000	1,050,000
Payments of secured loan payable	(196,000)	-
Proceeds from loan payable	889,950	50,000
Net cash from (used in) financing Activities	938,950	1,100,000
Increase (Decrease) in cash and cash equivalents	591,572	(1,207,237)
Cash and cash equivalents, beginning of year	78,061	1,285,298
Cash and cash equivalents, end of year	$669,633	$78,061

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008
(Expressed in U.S. Dollars)

1.

Organization and Business

The Company was formed on December 9, 2004 under the laws of the State of Nevada and commenced operations on December 9, 2004.  The Company is an independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada.  The Company’s entry into the oil and gas business began on February 3, 2005.

The Company has offices in Vancouver, BC, Canada and in Kelowna, BC, Canada.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred an operating loss and required additional funds to maintain its operations.  Management’s plans in this regard are to raise equity and/or debt financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustment that might result from this uncertainty.

2.

Business Risk and Liquidity

The Company is subject to several categories of risk associated with its operating activities.  Natural gas and oil exploration and production is a speculative business and involves a high degree of risk.  Among the factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories:  access and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

3.

 Significant Accounting Policies

(a)

Principles of Accounting

These financial statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

(b)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At October 31, 2008, the Company had no overproduced imbalances.

(c)

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2008, the Company has no cash equivalents.

(d)

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of October 31, 2008, the Company had $504,041 (2007: $nil) in a bank beyond insured limits.

(e)

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined.  If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized.

The capitalized costs included full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the future net revenues from proved reserves, based on current economic and operating conditions.

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

(g)

Advertising Expenses

The Company expenses advertising costs as incurred. There were $4,110 advertising expenses incurred by the Company for the year ended October 31, 2008 (2007: $20,071).

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

(j)

Foreign Currency Translation

The Company’s operations are in the United States of America and it has two offices in Canada. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense that was acquired in a foreign currency is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, loan payable, secured loan payable and due to a related party. Fair values were assumed to approximate carry values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company may operate outside the United States of America and thus may have significant exposure to foreign currency risk in the future due to the fluctuation of the currency in which the Company operates and the U.S. dollars.

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

(m)

Long-Lived Assets Impairment

Long-term assets of the Company are reviewed for impairment when circumstances indicate the carrying value may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the impairment or Disposal of Long-Lived Assets. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(n)

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company had no asset retirement obligation as of October 31, 2008.

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

 The Company has no elements of “other comprehensive income” for the year ended October 31, 2008.

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

(q)

New Accounting Pronouncements

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity.  The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”.  SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged.  Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved.  SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

4.

Capital Stock

Share Issuances

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

All shares and warrants issued were restricted under applicable securities rules.  As at October 31, 2008, Lexaria Corp. has 24,369,500 shares issued and outstanding and 8,272,500 warrants issued and outstanding.

A summary of warrants as at October 31, 2008 is as follows:

2008	Number		Exercise	Expiry
Type	Outstanding		Price	Date

Warrants	4,000,000	1	$0.60	November 9, 2009
	2,100,000	1	$0.60	July 17, 2009
	612,500	1	$0.60	June 30, 2009
	780,000	2	$0.45	October 27, 2009
	780,000	2	$0.90	October 27, 2010

1.  Each warrant entitles a holder to purchase one common share.

2.  Two warrants entitle a holder to purchase one common share.

5.

Oil and Gas Properties

(a)

Proved properties

(1) Palmetto Point Project

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000.  Concurrent with signing the Company paid $220,000 and January 17, 2006 the Company paid the remaining $480,000.  The Company applied the full cost method to account for its oil and gas properties and as of October 31, 2008, seven wells were found to be proved wells, and three wells were found impaired.  One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present.  The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.

On September 22, 2006, the Company elected to participate in additional two-well program in Mississippi owned by Griffin & Griffin Exploration and paid $140,000.  As of October 31, 2008, the two wells were found to be proved wells.

On June 23, 2007, the Company acquired an assignment of 10% gross working interest from a third party for $520,000 secured loan payable (See Note 7).  The Company recognized $501,922 in the oil and gas property.

On October 4, 2007, the Company elected to participate in the drilling of PP F-12-3 in Mississippi by Griffin & Griffin Exploration.  The Company has 30% gross working interest and paid $266,348.  On July 31, 2008, the Company accrued and paid an additional cost of $127,707 for the workovers of wells PP F-12 and PP F-12-3.  PP F-12 has started limited production from October 2007, and PP F-12-3 has started limited production from November 2007.

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

On January 25, 2007, the Company elected to participate in Isbill #2-36.  For the fiscal year ended October 31, 2008, the Company had made accumulated expenditures of $75,651.  Isbill #2-36 has started production from April 2007.

On October 10, 2007, the Company elected to participate in the drilling of Powell #3-25 and paid $31,211.  On November 9, 2007, Powell #3-25 was plugged and abandoned.  Drilling costs were added to the capitalized costs in determination of depletion expense.

On August 16, 2008, the Company signed an Assignment of Working Interest and Bill of Sale for its interest of Owl Creek Prospects and Isbill #2-36.  On September 9, 2008, the Company received formal documentation and the Company’s portion for the above noted sale in the amount of $206,021.

Properties	October 31, 2007	Addition	Depletion for the period	Write down in Carrying Value	October 31, 2008
U.S.A. – Proved property	$3,076,877	$517,786	$(451,843)	$(108,071)	$3,034,750

(b)

Unproved Properties

Properties	October 31, 2007	Addition	Cost added to capitalized cost/write down	October 31, 2008
U.S.A.-Unproved properties	$178,699	$615,724	$(723,807)	$32,264
Canada-Unproved properties	405,407	-	(405,406)	1
	$584,106	$615,724	$(1,129,213)	$32,265

 (1)       Strachan Leduc Reef, Alberta, Canada

On September 23, 2005, the Company entered into an agreement to participate in the Strachan Leduc Reef Farm-In in Alberta, Canada.  The Company issued a payment of $218,739. (CDN $253,977) for a 4% participation in the costs of Strachan Leduc Reef Farm-In.  In addition, the Company incurred $186,668 for required supplemental funds due to well hole problems.  The Company will earn on completion, capped or abandoned with respect to the well to be drilled at 14 of 9-38-9-W5M the following:

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

During the year ended October 31, 2008, the Company wrote down the cost of the property to a nominal value of $1 as the future realization of the property is uncertain.

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

During the fiscal year ended October 31, 2008, the Company disposed its interest in Owl Creek Prospects along with its interest in Isbill #2-36 for a total of $206,021.

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

The amended option agreement has since expired.  As the completion of the above noted transaction is not certain, the Company had added $50,000 to the capitalized cost in determination of depletion expense.

6.

Loan Payable

(a) Unsecured loan agreement

On November 13, 2007, the Company made an unsecured loan agreement in the amount of $250,000 with C.A.B. Financial Services Ltd. (“CAB”).  CAB is owned by the president of the Company.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  This interest payment is $3,500 per month.  This loan was terminated on October 27, 2008 and repaid with a cash of $19,737 and issuance of promissory note CDN$300,000.

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

On October 27, 2008 this demand loan was repaid in full.

(c)Unsecured loan agreement

On May 14, 2008, the Company made an unsecured loan agreement in the amount of US$62,000 with Christopher Bunka with no set principal payments for one year.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  The interest payment is US$868 per month.  On October 27, 2008, this loan was terminated and repaid with a cash of $14,367 with the remaining balance (CDN$62,000) settled for part of promissory note issued (CDN$400,000). (Note 7)

On May 14, 2008, the Company made an unsecured loan agreement in the amount of US$62,000 with a Lender with no set principal payments for one year.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  The interest payment is US$868 per month.

(d)Unsecured loan agreement

On June 3, 2008, the Company made an unsecured loan agreement in the amount of CAD$50,000 with a Lender.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  The interest payment is CAD$700 per month.

On October 27, 2008 this loan was terminated and rolled into and form part of promissory note issued (CDN$200,000).

7.

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

The Company calculated the net present value of the secured loan payable by applying 8% interest rate, which was based on a T-bill rate of 4.28% plus a risk premium.  The net present value of the secured loan payable on June 23, 2007 was $501,922.  The Company had made total of $350,000 repayment and accrued $18,016 interest expense since June 23, 2007 with ending balance of $169,938 as at April 30, 2008.

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

On May 14, 2008 the Company entered into an unsecured Loan Agreement with each of the President and a shareholder of the Company for $62,000.  The purpose of this Loan Agreement is to set out terms of the arrangement by which the Company agrees to make a Loan of US$124,000 at an interest rate of 16.8% and no set principal payments for one year available to the Company.  The purpose of the Loan Agreement is to provide the Company with capital funds for oil and gas exploration and/or general corporate purposes.  On October 27, 2008, the loan to the President in the amount of US$62,000 was terminated.

On October 27, 2008 the Company entered into a Purchase Agreement in the amount of CDN$900,000 of Notes being purchased by the President (CND$400,000), the President’s wholly-owned company (CDN$300,000) and a shareholder (CDN$200,000) of the Company (“Purchasers”).  The Purchasers agreed to purchase an 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement.  The Company’s obligations to repay the Promissory Note will be secured by certain specified assets of the Company pursuant to a Security Agreement.  As long as the Promissory Note is outstanding, the Purchasers may voluntarily convert the Promissory Note to Common Shares at the conversion price of $.45 per share of Common Stock.  The Promissory Note is matured on October 27, 2010 or mutually agreement by parties on October 27, 2009.

In connection with the Purchase Agreement, the Company issued 780,000 and 780,000 warrants which two warrants entitle a holder to purchase a common share of the Company at $0.45 and $0.90 per share and expire October 27, 2009 and October 27, 2010, respectively.

The Company did not incur beneficiary conversion charge as the conversion price is greater than the fair value of the Company’s equity.

As at the date of the issuance of the above noted Promissory Note, the Company allocated $21,321 and $683,559 to warrants (additional paid-in capital) and Promissory Note based on their relatively fair value.  On October 31, 2008, the allocated Promissory Note was revalued as $723,857 based the effective interest rate of 20% per annum and related foreign exchange rate.

8.

Related Party Transactions

(a)

During the period ended October 31, 2008, the Company paid CAB Financial Services (“CAB”) $66,163 (2007: $30,000) and RMA Resource Management Associates (“RMA”) $30,000 (2007: $30,000) for management, accounting, and consulting services.  CAB is owned by the president of the Company and RMA is owned by the vice president of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On March 20, 2007, the Company made a demand loan agreement in the amount of $50,000 with CAB.  This loan agreement was terminated on October 27, 2008 (See Note 6(b)).

(c)

On November 13, 2007, the Company made an unsecured loan agreement in the amount of $250,000 with CAB. (See Note 6(a)).  For the year ended October 31, 2008, the Company accrued and paid interest expenses of $40,081.  This note was terminated on October 27, 2008.

(d)

On May 14, 2008 the Company made an unsecured loan agreement in the amount of US$62,000 with Christopher Bunka.  For the year ended October 31, 2008, the Company accrued and paid interest expenses of $4,816.  This note was terminated on October 27, 2008 (See Note 6(c)).

(e)

On October 27, 2008 the Company made a secured loan agreement in the amount of CDN$300,000 with CAB Financial Services Ltd. (See Note 7)

(f)

On October 27, 2008 the Company made a secured loan agreement in the amount of CDN$400,000 with Christopher Bunka. (See Note 7)

9.

Stock Options

A summary of the stock options for the year ended October 31, 2008 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2007	1,300,000	$ 0.81
Granted	-	-
Balance, October 31, 2008	1,300,000	$ 0.81

The Company has the following options outstanding and exercisable.

October 31, 2008	Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
Exercise prices	of shares	contractual life	Price

$0.80 $0.80 $0.85	700,000 400,000 200,000	2.17 years 1.10 years 2.72 years	0.80 0.80 0.85
Total	1,300,000		0.81

10.

Commitments and Significant Contracts

On September 1, 2008, the Company entered into a Controller Agreement with CAB Financial Services Ltd. for accounting and controller services of CAB on a continuing basis for a consideration of CAD$4,500 per month.

See Note 6 and Note 8.

11.

Reclassification

Certain comparative figures have been reclassified to conform with the financial statements presentation for October 31, 2008.

12.

Segmented Information

The Company’s business is considered as operating in one segment (United States) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

13.

Income Taxes

The Company's provision for income taxes comprise of the following:

	2008	2007

Current Tax Provision	$ Nil	$ Nil

Deferred Tax Provision	$ Nil	$ Nil

Tax Expense	$ Nil	$ Nil

Rate Reconciliation

Income taxes vary from the amount that would be computed by applying the statutory federal income tax rate of 35% for the following reasons:

	2008	2007

U.S. Federal Statutory Rate	$ (322,687)	$ (126,978)

Tax Benefit Not Recognized	$ 322,687	$ 126,978

Tax Expenses	$ Nil	$ Nil

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

		2008		2007
Deferred Tax Assets:
Net Operating Loss Carry forward		$450,190		$148,194
Oil and Gas Depletion		$223,628		$193,134
Valuation Allowance		$(673,818)		$(341,328)
Net Deferred Tax Assets	$	Nil	$	Nil

Changes in the valuation allowance relate primarily to net operating losses, resources expenditures and others which are not currently recognized. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising there from because at this time management believes it is more likely than not that the benefits will not be realized in future year.

For tax purpose, as of October 31, 2008, the Company has operating loss carry forwards of approximately $1,286,000 which expire in 2025 through 2028.

14.

Subsequent Events

On November 27, 2008, the Company entered into a Consulting Agreement with CAB Financial Services Ltd. for consulting services of CAB on a continuing basis for a consideration of US$8,000 per month.

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

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of October 31, 2008. These estimates were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	6,013,599
Future production costs	(1,561,506)
Future development costs	(557,726)
Future net cash flows	3,894,367
10% annual discount for estimated timing of cash flows	(859,617)
Standardized measure of discounted future net cash flows	3,034,750

Year-end price per Mcf of natural gas used in making standardized measure determinations as of October 31, 2008 was $6.17. Year-end price per Bbl of oil used in making these same calculations was $64.00.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of October 31, 2008.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	78.70	402.35	145.76
Adjustments of reserves in place	3.48	(164.14)	(23.88)
Productions	(5.52)	(58.79)	(15.32)
End of year reserves	76.66	179.42	106.56

Proved developed reserves:
Beginning of the year reserve	40.16	188.40	71.56
End of year reserves	35.74	179.42	65.64

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of October 31, 2008. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2008, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

As of October 31, 2008, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31, 2008, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

Effective October 31, 2008 we initiated one third party reserve reports on our oil and gas holdings in Mississippi, which were completed by Veazey & Associates, LLC.

Effective July 17, 2007, we initiated a third party reserve report on its oil and gas holdings which was completed by Haas Petroleum Engineering Services Inc.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of October 31, 2008, our directors and executive officers, their ages, positions held, and duration as such, were as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Christopher Bunka	Director, Chairman of the Board President, Chief Executive Officer and Chief Financial Officer	47	October 26, 2006 February 14, 2007
Leonard MacMillan	Director, Vice President of Corporate Development	58	December 10, 2004 October 26, 2006

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

Since 1988, Mr. Bunka has been the CEO of CAB Financial Services Ltd., a private holding company located in Kelowna, Canada. He is a venture capitalist and corporate consultant. He is also a business commentator and has provided business updates to Vancouver radio station, CKWX, from 1998 to present. He has also written business and investment articles published in various North American publications.

From 1999 to 2002, Mr. Bunka was the President and CEO of Secure Enterprise Solutions (symbol SETP-OTC) (formerly Newsgurus.com, symbol NGUR-OTC). The company subsequently changed its name to Edgetech Services and trades on the OTC with the symbol EDGH. Newsgurus.com was a web-based media company. Secure Enterprise Solutions moved into Internet-based computer security products and services and was subsequently purchased by Edgetech Services. Mr Bunka is also Chairman/CEO/CFO of Golden Aria Corp, (symbol GARA-OTC) an oil & gas exploration and production company.  Mr. Bunka is a director of Defiance Capital Corp., a Canadian company.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Christopher Bunka	Nil	Nil	Nil
Leonard MacMillan	Nil	Nil	Nil

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

Nomination Process

As of January 10, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended October 31, 2008; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended October 31, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended October 31, 2008, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Christopher Bunka(1), President, Chief Executive Officer, & Chief Financial Officer (Principal Executive Officer)	2008 2007 2006	$66,163 $30,000 Nil	Nil Nil Nil	Nil Nil Nil	Nil 400,000 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$66,163 $30,000 Nil
Leonard MacMillan(2) Director, Vice- President Corporate Development	2008 2007 2006	$30,000 $30,000 $13,500	Nil Nil Nil	Nil Nil Nil	Nil 200,000 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$30,000 $30,000 $13,500

Diane Rees(3) (Former Director, Chief Financial Officer, Secretary and Treasurer)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Mr. Bunka was appointed president and chief executive officer on October 26, 2006, and chief financial officer of our company on February 14, 2007.
(2)	Mr. MacMillan was appointed vice president of corporate development on October 26, 2006.
(3)	Effective February 14, 2007, Ms. Rees resigned as our Chief Financial Officer, Secretary, Treasurer and director.

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

We have entered into a consulting agreement and a controller agreement with CAB Financial Services Ltd., a company controlled by our president, chief executive officer, and chief financial officer, Christopher Bunka on October 26, 2006, wherein he is reimbursed at the rate of $2,500 per month for the consulting agreement. Effective November 27, 2008 the rate has been changed to $8,000 per month.  Under this agreement, Mr. Bunka provides the services of chief executive officer, chairman of the board, and president to our Company, such duties and responsibilities to include the provision of management and consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration consultants. The controller agreement was entered into on March 1, 2008 wherein he is reimbursed at the rate of $4,500 per month for accounting and management services.  We may terminate these agreements with no prior notice based on a number of conditions. Mr. Bunka may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Options/SARs Granted (#)	Exercise of Base Price	Expiration Date
Christopher Bunka Director and President, Chief Executive Officer and Chief Financial Officer	400,000	$0.80	April 26, 2011

Leonard MacMillan Director and Vice President of Corporate Development	200,000	$0.80	April 26, 2011
Peter Philipchuk Consultant (1)	100,000	$0.80	February 19, 2009
Thomas Ihrke Consultant	100,000	$0.80	June 19, 2011
Todd McMahon Consultant (2)	300,000	$0.80	June 4, 2009
Ken Brooks Consultant	200,000	$0.85	July 20, 2011

(1)

On April 26, 2007, Mr. Philipchuk was granted options to purchase 100,000 shares of our common stock exercisable until April 26, 2011 at an exercise price of $0.80 per share.  On February 19, 2008, Mr. Philipchuk was terminated as a consultant and pursuant to the terms of the option agreement, such options shall terminate on February 19, 2009.
(2)

On June 19, 2007, Mr. McMahon was granted options to purchase 300,000 shares of our common stock exercisable until April 26, 2011 at an exercise price of $0.80 per share.  On June 4, 2008, Mr. McMahon was terminated as a consultant and pursuant to the terms of the option agreement, such options shall terminate on June 4, 2009.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director during our fiscal year ended October 31, 2008.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on December 11, 2008 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of January 10, 2009 we had approximately 24,369,500 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Christopher Bunka(3) 5774 Deadpine Drive, Kelowna BC Canada	3,764,850 (4)	15.44%
Stewart Gray 980 Skeena Drive, Kelowna BC Canada	1,800,000 (5)	7.39%
Ben Jenks 198 Strickland Street, Nanaimo BC Canada	2,333,600 (6)	9.58%
Lanesborough Balfour Trust 501-280 Nelson St Vancouver BC Canada	2,000,000 (7)	8.21%
Leonard MacMillan(8) 1220 Rosecrans Street, #139, San Diego CA 92106	450,000 (9)	1.85%
Venture Capital Asset Management Ltd. Im Alten Riet 22, 9494 Schaan, Liechtenstein	1,632,800 (10)	6.70%
Directors and Executive Officers as a Group (2 persons)	4,214,850 (11)	17.30%

(1)

Based on 24,369,500 shares of common stock issued and outstanding as of December 11, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)

Mr. Bunka has been a director, chairman of the board, president, chief executive officer of our corporation since October 26, 2006. On February 14, 2007, he was appointed as chief financial officer of our company.

(4)	This figure includes 2,198,050 common shares; 1,166,800 share purchase warrants; and 400,000 incentive stock options.
(5)	This figure includes 1,300,000 common shares and 500,000 share purchase warrants.
(6)	This figure includes 1,166,800 common shares and 1,166,800 share purchase warrants
(7)	This figure includes 1,000,000 common shares and 1,000,000 share purchase warrants.
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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

We have entered into a consulting agreement and a controller agreement with CAB Financial Services Ltd., a company controlled by our president, chief executive officer, and chief financial officer, Christopher Bunka on October 26, 2006, wherein he is reimbursed at the rate of $2,500 per month for the consulting agreement. Effective November 27, 2008 the rate has been changed to $8,000 per month.  Under this agreement, Mr. Bunka provides the services of chief executive officer, chairman of the board, and president to our Company, such duties and responsibilities to include the provision of management and consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration consultants. The controller agreement was entered into on March 1, 2008 wherein he is reimbursed at the rate of $4,500 per month for accounting and management services.  We may terminate these agreements with no prior notice based on a number of conditions. Mr. Bunka may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Our board of directors appointed Chang Lee LLP as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB for the fiscal year ended October 31, 2008 and 2007 were estimated at $16,000 and $21,000, respectively.

Audit Related Fees

For the fiscal year ended October 31, 2008 and 2007, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $16,000 and $14,546, respectively.

Tax Fees

For the fiscal year ended October 31, 2008 and 2007, the aggregate fees billed for tax compliance, by Chang Lee LLP were $Nil and $Nil, respectively.

All Other Fees

For the fiscal year ended October 31, 2008 and 2007, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled $Nil and $Nil, respectively.

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

The board of directors has considered the nature and amount of the fees billed by Chang Lee LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Chang Lee LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: January 23, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: January 23, 2009

By: /s/ Leonard MacMillan
Leonard MacMillan
Director and Vice President of Corporate Development

Date: January 23, 2009