Form 10-Q
period 2009-01-31
LEXARIA CORP.
filed 2009-03-12
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				January 31, 2009
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number
Lexaria Corporation
(Exact name of registrant as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
604 – 700 West Pender Street, Vancouver, BC V6C 1G8
(Address of principal executive offices)					(Zip Code)
604-602-1633
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer			[ ]		Accelerated filer	[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
					[ ]	YES	[ X ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

					[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
24,369,500 common shares issued and outstanding as of January 31, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended January 31, 2009 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	January 31 2009	October 31 2008
ASSETS
Current
Cash and cash equivalents	$364,799	$669,633
Accounts receivable	42,458	15,506
Prepaid expenses and deposit	4,194	6,186
Total Current Assets	411,451	691,325
Capital Assets, net	2,276	2,699
Oil and gas properties (Note 5)
Proved property	2,967,175	3,034,750
Unproved properties	9,265	34,265
	2,978,716	3,069,015
TOTAL ASSETS	$3,390,167	$3,763,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current
Accounts payable and accrued liabilites	$13,271	$2,695
Loan payable (Note 6,7)	3,398	272,511
Due to a related party	1,769	1,769
Total Current Liabilities	18,978	276,975
Loan Payable (Note 7)	771,841	723,857
TOTAL LIABILITIES	790,819	1,000,832

STOCKHOLDERS’ EQUITY
Share Capital
Authorized:
75,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 24,369,500 common shares at January 31, 2009
(24,369,500 common shares at October 31, 2008)	24,370	24,370
Additional paid-in capital	5,356,194	5,356,194
Deficit	(2,781,216)	(2,618,357)
Total Stockholders’ Equity	2,599,348	2,762,207
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,390,167	$3,763,039

F1

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the quarter ended January 31, 2009 to October 31, 2007
(Expressed in U.S. Dollars)

	COMMON STOCK
					DEFICIT
			STOCK		ACCUMULATED
			TO BE	ADDITIONAL	DURING	TOTAL
			ISSUED	PAID-IN	EXPLORATION	STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	STAGE	EQUITY

Balance, October 31, 2007	23,757,000	23,757	-	5,011,018	(1,639,867)	3,394,908

Compensation earned for the period	-	-	-	75,468	-	75,468
per IR Marketing Agreement

Issuance of common stock per Subscription
Agreement at $.40 per share	612,500	613		244,387		245,000

Imputed interest for non-interest bearing
Loan to related party				4,000		4,000

Warrants issued in connection with
loan payable				21,321		21,321

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(978,490)	(978,490)

Balance, October 31, 2008	24,369,500	$24,370	$-	$5,356,194	$(2,618,357)	$2,762,207

Interest in connection with
loan payable

Comprehensive income (loss):					(162,859)	(162,859_

Balance, January 31, 2009	24,369,500	24,370	-	5,356,194	(2,781,216)	2,599,348

The accompanying notes are an integral part of these financial statements.

F-2

Lexaria Corp. Interim Statements of Operations (Expressed in U.S. Dollars)
	THREE MONTHS ENDED
	January 31
	2009	2008
Revenue
Natural gas and oil revenue	$129,258	$354,340

Cost of revenue
Natural gas and oil operating costs	56,472	118,833
Depletion	128,673	140,253
Write down in carrying value of oil and gas properties	-	-
	185,145	259,086
Gross profit (loss)	(55,887)	95,254

Expenses
Accounting and audit	13,269	30,445
Insurance	-
Advertising and promotions	-	1,700
Bank charges and exchange loss	(10,354)	8,978
Consulting (note 8)	38,332	35,054
Depreciation	423	168
Fees and Dues	4,136	5,333
Interest expense from loan payable (note 6,7)	40,851	22,730
Investor relation	-	34,211
Legal and professional	6,023	9,604
Office and miscellaneous	646	5,942
Rent	3,267	2,449
Telephone	775
Taxes	6,958	695
Training	300	-
Travel	2,440	6,223
	107,066	163,532

(Loss) for the period before other income	(162,953)	(68,278)

Other Income
Interest income	94	2,458
Net (loss) for the year	$(162,859)	$(65,820)
Basic and diluted (loss) per share	$(0.01)	$(0.00)
Weighted average number of common shares outstanding
- Basic and diluted	24,369,500	23,757,000

F-3

Lexaria Corp. Interim Statements of Cash Flows (Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	January 31	January 31
	2009	2008

Cash flows used in operating activities

Net (loss)	$(162,859)	$(65,820)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	423	168
Depletion	128,673	140,253
Foreign exchange gain / loss	(19,031)
Accredited interest on loan payable	2,444	4,738
Stock based compensation per IR Marketing Agreement	-	21,562
Change in operating assets and liabilities:
(Increase) in accounts receivable	(26,952)	(204,340)
Decrease in prepaid expenses and deposit	1,992	3,958
Increase in accounts payable	10,575	100,660
Increase in accrued liabilities	-	10,495
Increase in due to related party	-	6,128

Net cash used in operating activities	(64,735)	17,802

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(36,099)	(506,210)

Net cash used in investing activities	(36,099)	(506,210)

Cash flows from financing activities

Payments of loan payable	(204,000)	-
Proceeds from loan payable	-	512,775

Net cash used in financing Activities	(204,000)	512,775

Increase (Decrease) in cash and cash equivalents	(304,834)	24,367

Cash and cash equivalents, beginning of year	669,633	78,061

Cash and cash equivalents, end of year	$364,799	$102,428

LEXARIA CORP.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2009
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The financial statements as of January 31, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that theses financial statements be read in conjunction with the October 31, 2008 audited financial statements and notes thereto.

2.

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

3.

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

4.

Capital Stock

Share Issuances

On July 18, 2008, the Company issued common shares for a private placement which comprised of the sale of 612,500 units at the price of $0.40 per unit for total proceeds of $245,000.  Each unit is comprised of one restricted share and one warrant to purchase one additional share of common stock at a price of $.60, exercisable until June 30, 2011.

In connection with the promissory notes agreement dated October 27, 2008, the Company issued a total  of 1,560,000 warrants which two warrants entitle a holder to purchase a common share of the Company of which 780,000 warrants are eligible at $0.45 and 780,000 warrants are eligible at $0.90 per share and expire October 27, 2009 and October 27, 2010, respectively.

All shares and warrants issued were restricted under applicable securities rules.  As at January 31, 2009, Lexaria Corp. has 24,369,500 shares issued and outstanding and 8,272,500 warrants issued and outstanding.

A summary of warrants as at January 31, 2009 is as follows:

2008	Number		Exercise	Expiry
Type	Outstanding		Price	Date

Warrants	4,000,000	1	$0.60	November 9, 2009
	2,100,000	1	$0.60	July 17, 2009
	612,500	1	$0.60	June 30, 2011
	780,000	2	$0.45	October 27, 2009
	780,000	2	$0.90	October 27, 2010

1.  Each warrant entitles a holder to purchase one common share.

2.  Two warrants entitle a holder to purchase one common share.

5.

Oil and Gas Properties

(a)

Proved properties

(1) Palmetto Point Project

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000.  Concurrent with signing the Company paid $220,000 and January 17, 2006 the Company paid the remaining $480,000.  The Company applied the full cost method to account for its oil and gas properties and as of January 31, 2009, seven wells were found to be proved wells, and three wells were found impaired.  One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present.  The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.

On September 22, 2006, the Company elected to participate in additional two-well program in Mississippi owned by Griffin & Griffin Exploration and paid $140,000.  As of January 31, 2009, the two wells were found to be proved wells.

On June 23, 2007, the Company acquired an assignment of 10% gross working interest from a third party for $520,000 secured loan payable (See Note 7).  The Company recognized $501,922 in the oil and gas property.

On October 4, 2007, the Company elected to participate in the drilling of PP F-12-3 in Mississippi by Griffin & Griffin Exploration.  The Company has 30% gross working interest and paid $266,348.  On July 31, 2008, the Company accrued and paid an additional cost of $127,707 for the workovers of wells PP F-12 and PP F-12-3.  PP F-12 has started limited production from October 2007, and PP F-12-3 has started limited production from November 2007. On January 31, 2009, the Company accrued and paid an additional $61,099 for the workovers of wells PP F-12 and PP F12-3.

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

On January 25, 2007, the Company elected to participate in Isbill #2-36 and made accumulated expenditures of $75,651.  Isbill #2-36 has started production from April 2007.

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

Properties	October 31, 2008	Addition	Depletion for the period		Write down in Carrying Value	January 31, 2009
U.S.A. – Proved property	$3,034,750	$61,099	$(128,673)	$		$2,967,176

(b)

Unproved Properties

Properties	October 31, 2008	Addition		Cost added to capitalized cost/write down	January 31, 2009
U.S.A.-Unproved properties	$34,264	$(25,000)	$		$9,264
Canada-Unproved properties	1	-			1
	$34,265	$(25,000)	$		$9,265

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

The Company wrote down the cost of the property to a nominal value of $1 as the future realization of the property is uncertain in fiscal year 2008.

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

The Company disposed its interest in Owl Creek Prospects along with its interest in Isbill #2-36 for a total of $206,021 in 2008.

(3)      Mississippi and Louisiana, USA

The Company entered into an Agreement to acquire a working interest in multiple zones of potential oil and gas production in Mississippi and Louisiana.  This Agreement contemplates up to a 50 well drill program for Wilcox and Frio wells, at the Company’s option, within the defined area of mutual interest (AMI).  The AMI includes over 200,000 gross acres located contiguously between Southwest Mississippi and North East Louisiana.

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

On June 2, 2008, the option agreement was amended to provide until June 30, 2008 to close the proposed transaction; for the Company to pay an additional $25,000 non-refundable deposit; and to adjust the total purchase price to US $4,689,000 at the time the option is exercised.

The amended option agreement has since expired.  As at the current date, the above option agreement has not yet been completed.

6.

Loan Payable

(a) Unsecured loan agreement

On November 13, 2007, the Company made an unsecured loan agreement in the amount of $250,000 with C.A.B. Financial Services Ltd. (“CAB”).  CAB is owned by the president of the Company.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  This interest payment is $3,500 per month.  This loan was terminated on October 27, 2008 and repaid with a cash of $19,737 and issuance of promissory note CDN$300,000. (Note 7)

On November 14, 2007, the Company made an unsecured loan agreement in the amount of CAD$250,000 with G K Braun Limited.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  This interest payment is CAD$3,500 per month.  This loan was paid in full on November 14, 2008.

(b) Demand loan agreement

On March 20, 2007, the Company made a demand loan agreement in the amount of $50,000 with C.A.B. Financial Services Ltd. (“CAB”).  CAB is owned by the president of the Company.  The loan was unsecured and nil interest bearing and repayable on demand.

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

(d)Unsecured loan agreement

On June 3, 2008, the Company made an unsecured loan agreement in the amount of CAD$50,000 with a Lender.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  The interest payment was CAD$700 per month.

On October 27, 2008 this loan was terminated and rolled into and form part of promissory note issued (CDN$200,000). (Note 7)

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

On October 27, 2008 the Company entered into a Purchase Agreement in the amount of CDN$900,000 of Notes being purchased by the President (CND$400,000), the President’s wholly-owned company (CDN$300,000) and a shareholder (CDN$200,000) of the Company (“Purchasers”).  The Purchasers agreed to purchase an 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement.  The Company’s obligations to repay the Promissory Note will be secured by certain specified assets of the Company pursuant to a Security Agreement.  As long as the Promissory Note is outstanding, the Purchasers may voluntarily convert the Promissory Note to Common Shares at the conversion price of $.45 per share of Common Stock.  The Promissory Note matures on October 27, 2010 or by mutual agreement by all parties on October 27, 2009.

In connection with the Purchase Agreement, the Company issued a total  of 1,560,000 warrants which two warrants entitle a holder to purchase a common share of the Company of which 780,000 warrants are eligible at $0.45 and 780,000 warrants are eligible at $0.90 per share and expire October 27, 2009 and October 27, 2010, respectively.

The Company did not incur beneficiary conversion charge as the conversion price is greater than the fair value of the Company’s equity.

As at the date of the issuance of the above noted Promissory Note, the Company allocated CAD $21,321 and CAD $683,559 to warrants (additional paid-in capital) and Promissory Note based on their relatively fair value.  On October 31, 2008, the allocated Promissory Note was revalued as $723,857 based the effective interest rate of 20% per annum and related foreign exchange rate.

8.

Related Party Transactions

(a)

During the period ended January 31, 2009, the Company paid CAB Financial Services (“CAB”) $29,364 (2008: $7,500) and RMA Resource Management Associates (“RMA”) $7,500 (2008: $7,500) for management, accounting, and consulting services.  CAB is owned by the president of the Company and RMA is owned by the vice president of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company made a secured loan agreement in the amount of CDN$300,000 with CAB Financial Services Ltd. (See Note 7). For the period ended, January 31, 2009, the Company accrued and paid interest expenses of CDN$ 13,500.

(c )

On October 27, 2008 the Company made a secured loan agreement in the amount of CDN$400,000 with Christopher Bunka. (See Note 7). For the period ended, January 31, 2009, the Company accrued and paid interest expenses of CDN$18,000.

9.

Stock Options

A summary of the stock options for the quarter ended January 31, 2009 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2008	1,300,000	$ 0.81
Granted	-	-
Balance, January 31, 2009	1,300,000	$ 0.81

The Company has the following options outstanding and exercisable.

January 31, 2009	Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
Exercise prices	of shares	contractual life	Price

$0.80 $0.80 $0.85	700,000 400,000 200,000	1.92 years 0.85 years 2.46 years	0.80 0.80 0.85
Total	1,300,000		0.81

10.

Commitments and Significant Contracts

On October 26, 2006 the Company entered into a management service agreement with Mr. MacMillan for consulting services for Mr. MacMillan to act as the vice president of the Company. The consideration is $2,500 per month. The terms of the agreement were not specified and may be terminated by either party upon thirty days written notice to each other.

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

See Note 8 (a).

11.

Subsequent events

On February 20, 2009, the Company agreed to grant a total of 800,000 stock options to the directors and consultants of the Company with an exercise price of $0.12 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Company" mean Company and/or our subsidiaries, unless otherwise indicated.

Overview

Lexaria Corp. is an oil and gas company engaged in developing and exploring oil and natural gas in North America.

Strains on the World economic system have resulted in sharply lower energy prices on the conventional energy supply side. In the medium term, management believes that its interests in, and continued development of, opportunities in conventional oil and gas have a high probability of building shareholder value. These opportunities and others that the Company is evaluating from time to time should provide good opportunities for growth.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer.  As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

We are a Nevada corporation incorporated on December 9, 2004. We are an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We are currently generating revenues from our business operations in Mississippi. We have acquired the right to explore the Strachan Hills oil and gas property in Alberta Canada and assumed a working interest in the Owl Creek Prospect, Oklahoma and the Palmetto Point and other oil and gas properties in Mississippi USA. We sold our working interest in Oklahoma in August 2008.  Our detailed business plan is discussed herein.

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

Alberta

We have acquired an interest in a property located 80 miles northwest of Calgary, Alberta, Canada. On September 23, 2005, we signed an agreement to participate in a 13,330 foot drill program. As to date, our Company has paid $405,407 for a 4% gross interest to participate in any oil and gas produced (before recovery of the costs of the drill program), reducing to a 2% interest after recovery of the drilling costs. The property is reached by traveling 100 miles north from the city of Calgary on Highway #22, and is approximately a one-half hour drive past the town of Rocky Mountain House.

Drilling of this well has been completed and some evaluation has been completed. The well appears to be noncommercial and it is possible that we could abandon our interest in this well. In fiscal year 2008, the Company wrote down the cost of the property to a nominal value of $1 as the future realization of the property is uncertain.

Mississippi

As of January 31, 2009, we currently own a 30% gross working interest in 12 wells; a 45% gross working interest in 7 wells; and a 50% gross working interest in 43 wells (of which 38 remain to be drilled); all located in Mississippi under various agreements with Griffin and Griffin Exploration, L.L.C. Additional details of these interests are noted below.

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

By January 17, 2006, we paid $700,000 to Griffin, which represented the full cost of our company’s 20% working interest in the Drilling Program. There were no further costs to our company in earning its interest, including well development costs or pipeline connections. Griffin has agreed that the leases held by it covering any mineral estate underlying the applicable well site acreage shall not provide for more than twenty-five (25%) percent royalty and overriding royalty interest. Our net interest in any oil and gas produced is calculated by subtracting the applicable royalties from our 20% gross interest. Consequently, our original net working interest in the drilling program was a minimum fifteen (15%) percent net working interest. Griffin conducted the Drilling Program in its capacity as Operator. We subsequently increased our participation under this program by spending $140,000 to earn the same 20% interest in 2 additional wells – 12 wells total and all drilled - and we subsequently increased our gross interest to 30% in these 12 wells, or a net working interest of 22.5%. The status of these wells is as follows as at January 31, 2009:

Phase I Palmetto Point 30% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Temporary shut-in
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Temporary shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Producing
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Temporary shut-in
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Temporary shut-in
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Temporary shut-in
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-6B		July 27/06	Frio Gas		Producing
PP F-52A		July 27/06	Frio Gas		Producing
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing

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

The first of these 7 wells was successfully drilled and completed and entered into production. The second well in this Phase II program targeted the Wilcox formation, did not encounter commercially viable quantities of hydrocarbons, and was plugged and abandoned, with total costs associated with this well of $162,420. All 7 of these wells have now been drilled, with results as follows:

Phase II 45% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
CMR-USA-39- 14 RB F-3	Sept. 8/06	Sept. 12/06	Frio Gas 14 ft.	3,200	Temporary shut-in
Dixon #1	Jan. 03/07	Jan. 20/07	Wilcox Target; Dry	8,650	Plug & abandon
Faust #1, TEC F-1	Feb. 05/07	Feb. 11/07	Frio Gas 9 ft	5,350	Connection pending
CMR/BR F-24	Feb. 20/07	Feb. 24/07	Frio Gas	3,250	Status unknown
RB F-1 Red Bug #2	May 08/07	May 13/07	Frio Gas 10 ft	3,180	Shut-in
BR F-33	May 20/07	May 24/07	Frio Gas 12 ft	3,837	Temporary shut-in
Randall #1 Closure F-4	May 27/07	June 03/07	Frio Target: Dry	5,100	Plug & abandon

Phase III 50% gross interest

As of January 31, 2008, five additional wells were drilled under the 50-well AMI. Each of these wells encountered non commercial quantities of hydrocarbons and were plugged and abandoned. There are 38 wells remaining to be drilled under the terms of the 50-well AMI as of January 31, 2009.

After a well has been drilled and completed and enters into production, we are responsible for paying our share of production and operations costs. As a matter of course, we will have to pay pipeline transmission costs if and when each well starts transporting natural gas or oil.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months other than office computers, furnishings, and communication equipment as required.

Corporate Offices

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

Employees

We primarily used the services of sub-contractors and consultants for manual labour exploration work and drilling on our properties. All executive services are provided through management agreements, and not through direct employment.

We do not expect any material changes in the number of employees over the next 12 month period.  We do and will continue to outsource contract employment as needed.  However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of January 31, 2009, we have properties with proven reserves and production and sales from these reserves has commenced.  Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.  At January 31, 2009, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby our Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period of which revenue is earned.

Going Concern

We have suffered recurring losses from operations. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and/or raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

The continuation of our business is dependent upon us raising additional financial support and/or attaining and maintaining profitable levels of internally generated revenue.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The Company does not expect the adoption of FSP FAS 157-3 to have a material effect on the Company’s financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Results of Operations – Three Months Ended January 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2009, which are included herein.

Our operating results for the three months ended January 31, 2009, for the three months ended January 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Change Between Three Month Period Ended January 31, 2009 and January 31, 2008
Revenue	$129,258	$354,340	$(225,082)
Other income/expenses	94	2,458	(2,364)
General and administrative	107,066	163,532	(56,466)
Interest expense	40,851	22,730	18,121
Impairment loss on oil and gas properties	Nil	Nil	Nil
Consulting fees	38,332	35,054	3,278
Oil and gas operating expenses	56,472	118,833	(62,361)
Professional Fees	19,292	40,049	(20,757)
Net loss	(162,859)	(65,820)	(97,039)

Our accumulated losses increased to $2,781,216 as of January 31, 2009. Our financial statements report a net loss of $162,859 for the three month period ended January 31, 2009 compared to a net loss of $65,820 for the three month period ended January 31, 2008. Our losses have increased primarily as a result of a decrease in the price of oil and gas and reduced amounts of oil and gas being drilled, as well as an increase in interest expenses. There has been a decrease in our general and administrative expenses, specially a decrease accounting and legal fees.  The Company also recognized depletion of its capitalized oil and gas expenditures of $128,673 during the three months ended January 31, 2009, compared to $140,253 for the three months ended January 31, 2008.

Our total liabilities as of January 31, 2009 were $790,819 as compared to total liabilities of $1,000,832 as of October 31, 2008. The decrease was due to a repayment of a loan payable that came due on November 14, 2008.

Liquidity and Financial Condition

Working Capital

	January	October
	31,	31,
	2009	2008
Current assets	$411,451	$691,325
Current liabilities	18,978	276,975
Working capital	$392,473	$414,350

Cash Flows

	Three Months Ended
	January	January
	31, 2009	31, 2008
Cash flows (used in) operating activities	$(64,735)	$17,802
Cash flows (used in) investing activities	(36,099)	(506,210)
Cash flows provided by (used in) financing activities	(204,000)	512,775
Increase (decrease) in cash and cash equivalents	(304,834)	24,367

Operating Activities

Net cash used in operating activities was $64,735 in the three months ended January 31, 2009 compared with net cash provided by operating activities of $17,802 in the same period in 2008. This difference was largely due to a lower net loss due in part to lower oil and gas prices, large receivable and payable in 2008.

 Investing Activities

Net cash used in investing activities was $36,099 in the three months ended January 31, 2009 compared to net cash used in investing activities was $506,210 in the same period in 2008. The decrease in use of cash of in investing activities is mainly attributable to a decrease in oil and gas property exploration and development costs.

Financing Activities

Net cash used in financing activities was $204,000 in the three months ended January 31, 2009 compared to net cash provided by financing activities of $512,775 in the same period in 2008. This is attributable to the payment of a short term loan on November 14, 2008 as well there was a loan made to the Company in the first quarter of January 31, 2008.

Oil and gas sales volume comparisons for the Quarter ended January 31, 2009 compared to the quarter ended January 31, 2008

For the three-month period ended January 31, 2009, the Company had $129,258 in revenues compared to$354,340 in revenues for the same three-month period in the prior year.  The decrease in revenues is largely attributed to lower production and the reduced price of oil and gas due to global economic events.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.   Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Prospective investors should consider carefully the risk factors set out below.

We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $162,859 for the three month period ending January 31, 2009, and cumulative losses of $2,781,216 to January 31, 2009. As of January 31, 2009 we had working capital of 392,473 as a result of past financing activities.  We do expect positive cash flow from operations in the near term; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

- drilling and completion costs for further wells increase beyond our expectations; or

- commodity prices for our production decline beyond our expectations; or

- production levels do not meet our expectations; or

- we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a history of losses and fluctuating operating results.

From inception through to January 31, 2009, we have incurred aggregate losses of approximately $2,781,216. Our loss from operations for the three-month period ended January 31, 2009 was $162,859. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have limited history of revenues from operations and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves, extract the reserves economically, and/or operate on a profitable basis.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations, which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or

$300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have largely been engaged in the business of exploring and until only recently attempting to develop commercial reserves of oil and gas. Only our Mississippi properties have commenced production. Accordingly, we have generated revenues but we have not realized a profit from our operations to date and there is little likelihood that we will generate significant revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon attaining adequate levels of internally generated revenues through locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated significant revenues, we will have to raise additional monies through either securing industry reserve based debt financing, or the sale of our equity securities or debt, or combinations of the above in order to continue our business operations.

As our properties are in the exploration and early development stage there can be no assurance that we will establish commercial discoveries and/or profitable production programs on these properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our Mississippi properties are in the production and development stages only.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered, will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget does not anticipate the potential acquisition of additional acreage in Mississippi although this may change at any time without notice.  This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in these areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources, which may be acquired or discovered by us, will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory and development drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States, Canada, or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 75,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our By-laws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

Other than our operations offices in Vancouver and Kelowna, British Columbia, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

 Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Securities Holders

None.

Item 5.

Other Information

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer.  As such, we are required to file certain information and documents at www.sedar.com.

Item 6.

Exhibits

Exhibit Number	Description

(i) Articles of Incorporation; and (ii) Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated January 10, 2006.

* Filed herewith.

**Certain parts of this document have not been disclosed and have been filed separately with the Secretary, Securities and Exchange Commission, and is subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By:	/s/ " Chris Bunka "
Chris Bunka,
President, Chief Executive Officer, Chairman and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
10/03/2009

By:	/s/ "Leonard McMillan"
Leonard MacMillan Director and Vice President of Corporate Development
10/03/2009