Form 10-Q
period 2009-04-30
LEXARIA CORP.
filed 2009-05-29
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				April 30, 2009
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number
Lexaria Corporation
(Exact name of registrant as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
604 – 700 West Pender Street, Vancouver, BC V6C 1G8
(Address of principal executive offices)					(Zip Code)
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
24,369,500 common shares issued and outstanding as of April 30, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended April 30, 2009 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
INTERIM BALANCE SHEET
(Expressed in U.S. Dollars)
	April 30	OCTOBER 31
	2009	2008
ASSETS
Current
Cash and cash equivalents	$197,977	$669,633
Accounts receivable	37,317	15,506
Prepaid expenses and deposit	9,942	6,186
Total Current Assets	245,236	691,325
Capital assets, net	1,956	2,699
Oil and gas properties (Note 4)
Proved property	2,953,059	3,034,750
Unproved properties	19,294	34,265
	2,972,353	3,069,015
TOTAL ASSETS	$3,219,545	$3,763,039

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable and accrued liabilities	$3,946	$2,695
Loan payable (Note 6,7)	70,153	272,511
Due to a related party	1,769	1,769
Total Current Liabilities	75,868	276,975
Loan Payable (Note 7)	737,392	723,857
TOTAL LIABILITIES	813,260	1,000,832

STOCKHOLDERS' EQUITY

Share Capital
Authorized:
75,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 24,369,500 common shares at April 30, 2009
(24,369,500 common shares at October 31, 2008)	24,370	24,370
Additional paid-in capital	5,376,388	5,356,194
Deficit	(2,994,473)	(2,618,357)
Total Stockholders' Equity	2,406,285	2,762,207
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,219,545	$3,763,039

The accompanying notes are an integral part of these financial statements.

F1

LEXARIA CORP.
INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the quarter ended April 30, 2009 to October 31, 2007
(Expressed in U.S. Dollars)

	COMMON STOCK

			STOCK
			TO BE	ADDITIONAL		TOTAL
			ISSUED	PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, October 31, 2007	23,757,000	$23,757	$-	$5,011,018	$(1,639,867)	$3,394,908

Compensation earned for the period	-	-	-	75,468	-	75,468
per IR Marketing Agreement

Issuance of common stock per Subscription
Agreement at $.40 per share	612,500	613		244,387		245,000

Imputed interest for non-interest bearing
Loan to related party				4,000		4,000

Warrants issued in connection with
loan payable				21,321		21,321

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(978,490)	(978,490)
Balance, October 31, 2008	24,369,500	$24,370	$-	$5,356,194	$(2,618,357)	$2,762,207

Stock based compensation				20,194		20,194

Comprehensive income (loss):
(Loss) for the period					(376,116)	(376,116)
Balance, April 30, 2009	24,369,500	$24,370	$-	$5,376,388	$(2,994,473)	$2,406,284
The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
INTERIM STATEMENTS OF OPERATIONS
For the quarter ended April 30, 2009
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 30		April 30
	2009	2008	2009	2008
Revenue
Natural gas and oil revenue	$ 67,167	$ 216,389	$ 196,425	$ 570,729
Cost of revenue
Natural gas and oil operating costs	47,908	84,145	104,380	202,978
Depletion	72,444	113,751	201,118	254,004
	120,352	197,896	305,498	456,982

Gross profit (loss)	(53,186)	18,492	(109,073)	113,747

Expenses
Accounting and audit	5,985	9,984	19,254	40,429
Insurance	8,103	10,140	8,103	10,140
Advertising and promotions	-	2,410	-	4,110
Bank charges and exchange loss	28,381	(9,707)	18,027	(728)
Stock Based Compensation	20,194		20,194
Consulting (note 8)	44,678	47,020	83,010	82,074
Depreciation	320	253	743	421
Fees and Dues	2,703	5,468	6,839	10,801
Interest expense from loan payable (note 5)	39,113	22,756	79,964	45,486
Investor relation	4,755	32,068	4,755	66,279
Legal and professional	1,116	14,857	7,139	24,461
Office and miscellaneous	140	1,067	786	7,009
Rent	3,295	1,504	6,562	3,953
Telephone	1,239	1,132	2,014	1,827
Taxes	-	-	6,958	-
Training	50	-	350	-
Travel	0	7,896	2,440	14,119
Write down of oil and gas property	-	405,406	-	405,406
	160,071	552,254	267,137	715,787

(Loss) for the period before other income	(213,257)	(533,762)	(376,210)	(602,040)
Other Income
Interest income	-	443	94	2,901
Net (loss) for the period	$ (213,257)	$ (533,319)	$ (376,116)	$ (599,139)
Basic and diluted (loss) per share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)
Weighted average number of common shares outstanding
- Basic and diluted	24,369,500	23,757,000	24,369,500	23,757,000

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
INTERIM STATEMENT OF CASH FLOWS
For the quarter ended April 30, 2009
(Expressed in U.S. Dollars)

	Six Months Ended
	April 30	April 30
	2009	2008

Cash flows used in operating activities

Net (loss)	$(376,116)	$(599,139)

Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation	20,194	-
Imputed interest for non-interest bearing	-	-
Depreciation	743	421
Depletion	201,118	254,004
Impairment of oil and gas acquisition cost	-	405,406
Foreign exchange gain / loss	17,086
Accredited interest on loan payable	-	4,075
Stock based compensation per IR Marketing Agreement	-	43,125

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(21,811)	(122,589)
(Increase)/ Decrease in prepaid expenses and deposit	(3,757)	15,117
Increase in accounts payable	-	1,501
Increase /(Decrease) in accrued liabilities	-	(10,896)
Increase /(Decrease) in due to related party	-	10,399

Net cash used in operating activities	(162,543)	1,425

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(103,205)	(378,750)
Purchase of computer equipment	-	(3,062)

Net cash used in investing activities	(103,205)	(381,812)

Cash flows from financing activities

Payments of loan payable	(205,909)	(150,000)
Proceeds from loan payable	-	502,288

Net cash from financing Activities	(205,909)	352,288

Increase (Decrease) in cash and cash equivalents	(471,656)	(28,100)

Cash and cash equivalents, beginning of year period	669,633	78,061

Cash and cash equivalents, end of year period	$197,977	$49,962

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2009
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The financial statements as of April 30, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that theses financial statements be read in conjunction with the October 31, 2008 audited financial statements and notes thereto.

2.

Organization and Business

The Company was formed on December 9, 2004 under the laws of the State of Nevada and commenced operations on December 9, 2004.  The Company is an independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada.  The Company’s entry into the oil and gas business began on February 3, 2005.  The Company has offices in Vancouver, BC, Canada.

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

All shares and warrants issued were restricted under applicable securities rules.  As at April 30, 2009, Lexaria Corp. has 24,369,500 shares issued and outstanding and 8,272,500 warrants issued and outstanding.

A summary of warrants as at April 30, 2009 is as follows:

2008	Number		Exercise	Expiry
Type	Outstanding		Price	Date

Warrants	4,000,000	1	$0.60	November 9, 2009
	2,100,000	1	$0.60	July 17, 2009
	612,500	1	$0.60	June 30, 2011
	780,000	2	$0.45	October 27, 2009
	780,000	2	$0.90	October 27, 2010

1.  Each warrant entitles a holder to purchase one common share.

2.  Two warrants entitle a holder to purchase one common share.

5.

Oil and Gas Properties

(a)

Proved properties

(1) Palmetto Point Project

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000.  Concurrent with signing the Company paid $220,000 and January 17, 2006 the Company paid the remaining $480,000.  The Company applied the full cost method to account for its oil and gas properties and as of April 30, 2009, seven wells were found to be proved wells, and three wells were found impaired.  One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present.  The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.

On September 22, 2006, the Company elected to participate in an additional two-well program in Mississippi owned by Griffin & Griffin Exploration and paid $140,000.  As of April 30, 2009, the two wells were found to be proved wells.

On June 23, 2007, the Company acquired an assignment of 10% gross working interest from a third party for $520,000 secured loan payable (See Note 7).  The Company recognized $501,922 in the oil and gas property.

On October 4, 2007, the Company elected to participate in the drilling of PP F-12-3 in Mississippi by Griffin & Griffin Exploration.  The Company had 30% gross working interest and paid $266,348.  On July 31, 2008, the Company accrued and paid an additional cost of $127,707 for the workovers of wells PP F-12 and PP F-12-3.  PP F-12 has started limited production from October 2007, and PP F-12-3 has started limited production from November 2007.

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire additional 2% working interest in the proven Belmont Lake oil and gas and an additional 10% working interest in potential nearby exploration wells.  Total working interest for Belmont Lake as of April 30, 2009 is 32%; and total  working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of April 30, 2009, is 60%.

As of April 30, 2009, the Company accrued and paid an additional $119,426 for additional interest and workovers of wells PP F-12 and PP F12-3.

(2) Mississippi and Louisiana, Frio-Wilcox Project

In December 2006, the first well CMR-US 39-14 was found to have sufficient hydrocarbons to become economic.  USA 1-37 and BR F-33 had started intermittent production from November 2007.  The Company applied the full cost method to account for its oil and gas properties.

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

On January 25, 2007, the Company elected to participate in Isbill #2-36 and made accumulated expenditures of $75,651.  Isbill #2-36 started production from April 2007.

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

Properties		October 31, 2008		Addition		Depletion for the period		Write down in Carrying Value		April 30, 2009
U.S.A. – Proved property	$ $	3,034,750 3,034,750	$ $	119,427 119,427	$ $	(201,118) (201,118)	$ $		$ $	2,953,059 2,953,059

(b)

Unproved Properties

Properties	October 31, 2008	Addition	Cost added to capitalized cost/write down	April 30, 2009
U.S.A.-Unproved properties	$32,264	$10,029	$(25,000)	$19,293

Canada-Unproved properties	1	-		1
	$32,265	$10,029	$(25,000)	$19,293

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

The Company wrote down the cost of the property to a nominal value of $1 as the future realization of the property is uncertain in the fiscal year 2009.

 (2)

Owl Creek Prospect, Oklahoma, USA

On August 3, 2006, the Company agreed to purchase a 7.5% working interest in the Owl Creek Prospect for the purchase price of $100,000.  This agreement include the right to participate at a 7.5% working interest in all future wells drilled on a total of 1,080 acres surrounding the Powell #1 and #2, but does not include “dry hole or completion costs” of the future wells.  In addition, the Company had the right to participate in any Areas of Mutual Interest that may be acquired by the Owl Creek Prospect participants.

The Company disposed its interest in Owl Creek Prospects along with its interest in Isbill #2-36 for a total of $206,021 in 2008.

(3)      Mississippi and Louisiana, USA

The Company entered into an Agreement to acquire a working interest in multiple zones of potential oil and gas production in Mississippi and Louisiana.  This Agreement contemplates up to a 50 well drill program for Wilcox and Frio wells, at the Company’s option, within the defined area of mutual interest (AMI).  The AMI includes over 200,000 gross acres located non-contiguously between Southwest Mississippi and North East Louisiana.

The Company originally agreed to pay 40% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 32% of all production from all producible zones to the base of the Frio formation (Frio Targets); and, 30% of all production to the base of the Wilcox formation (Wilcox Targets).  All working interests are to be registered in the name of Lexaria Corp.

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire additional 2% working interest in the proven Belmont Lake oil and gas and an additional 10% working interest in potential nearby exploration wells.  Further, the Company is required to pay $100 per month for a period of 4 years from the closing.  Total working interest for Belmont Lake as of April 30, 2009 is 32%; and total  working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of April 30, 2009, is 60%.

(C)        Option Agreement

On April 17, 2008, the Company entered into an option purchase agreement with John and Gwen Deakle for a non-refundable fee of $25,000 (paid).  Pursuant to the option agreement, the Company had the exclusive right and option to purchase on the terms and conditions set forth in the agreement all of the right, title and interest of every kind and nature set forth and established in that certain operating agreement dated January 5, 2006 between G&G, Chris Bunka, John Deakle, Bud Enterprises Ltd, Stuart Gray and Lexaria Corp., covering the joint development as defined in Section I of said agreement, being a 50% working interest in those certain oil and gas fields commonly known as Palmetto Point and Belmont Lake.  The purchase would include the total current 13 existing wells and lease associated with those 13 wells and all potential future wells drilled on any of these leases are included in this Option Agreement and defined as: F-40, F-118, F-121, F-7, F-39, F-42, F-36-2, F-4, F-29, F-12-1, F-6B, F-52A and F-12-3.  The option was irrevocable for a period of 60 days from the date hereof and the contemplated purchase price was US$4,500,000 at the time the option is exercised.

On June 2, 2008, the option agreement was amended to provide until June 30, 2008 to close the proposed transaction; for the Company to pay an additional $25,000 non-refundable deposit; and to adjust the total purchase price to US $4,689,000 at the time the option is exercised.

The amended option agreement has since expired and the contemplated purchase did not occur.

6.

Loan Payable

(a) Unsecured loan agreement

On November 13, 2007, the Company made an unsecured loan agreement in the amount of $250,000 with C.A.B. Financial Services Ltd. (“CAB”).  CAB is owned by the president of the Company.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  This interest payment is $3,500 per month.  This loan was terminated on October 27, 2008 and repaid with cash of $19,737 and issuance of promissory note CDN$300,000. (Note 7)

On November 14, 2007, the Company made an unsecured loan agreement in the amount of CAD$250,000 with G K Braun Limited.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest will be 16.8% simple interest per annum and will be calculated and payable monthly in arrears.  This interest payment is CAD$3,500 per month.  This loan was paid in full on November 14, 2008.

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

On October 27, 2008 the Company entered into a Purchase Agreement in the amount of CDN$900,000 of Notes being purchased by the President (CDN$400,000), the President’s wholly-owned company (CDN$300,000) and a shareholder (CDN$200,000) of the Company (“Purchasers”).  The Purchasers agreed to purchase an 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement.  The Company’s obligations to repay the Promissory Note will be secured by certain specified assets of the Company pursuant to a Security Agreement.  As long as the Promissory Note is outstanding, the Purchasers may voluntarily convert the Promissory Note to Common Shares at the conversion price of $.45 per share of Common Stock.  The Promissory Note matures on October 27, 2010 or by mutual agreement by all parties on October 27, 2009.

In connection with the Purchase Agreement, the Company issued a total of 1,560,000 warrants which two warrants entitle a holder to purchase a common share of the Company of which 780,000 warrants are eligible at $0.45 and 780,000 warrants are eligible at $0.90 per share and expire October 27, 2009 and October 27, 2010, respectively.

The Company did not incur beneficiary conversion charges as the conversion price is greater than the fair value of the Company’s equity.

As at the date of the issuance of the above noted Promissory Note, the Company allocated CAD$21,321 and CAD$683,559 to warrants (additional paid-in capital) and Promissory Note based on their relatively fair value.  On October 31, 2008, the allocated Promissory Note was revalued as $723,857 based on the effective interest rate of 20% per annum and related foreign exchange rate.

8.

Related Party Transactions

(a)

During the period ended April 30, 2009, the Company paid CAB Financial Services (“CAB”) $65,131 (2008: $23,820) and RMA Resource Management Associates (“RMA”) $15,000 (2008: $15,000) for management, accounting, and consulting services.  CAB is owned by the president of the Company and RMA is owned by the vice president of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company made a secured loan agreement in the amount of CDN$300,000 with CAB Financial Services Ltd. (See Note 7).  For the period ended, April 30, 2009, the Company accrued and paid interest expenses of CDN$27,000.

(c)

On October 27, 2008 the Company made a secured loan agreement in the amount of CDN$400,000 with Christopher Bunka. (See Note 7).  For the period ended, April 30, 2009, the Company accrued and paid interest expenses of CDN$36,000.

9.

Stock Options

During the period ended April 30, 2009, the Company granted 800,000 stock options to directors and consultant of the Company with exercise prices of $0.12, vested immediately and expires over 2.38 years.   For the period ended April 30, 2009, the Company recorded a total of $20,194 for stock based compensation expenses.

A summary of the stock options for the quarter ended April 30, 2009 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2008	1,300,000	$ 0.81
Granted Expired	800,000 (100,000)	0.12 0.80
Balance, April 30, 2009	2,000,000	$ 0.53

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Period ended April 30, 2009
Expected volatility	123.25%
Risk-free interest rate	1.49%
Expected life	2.38 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended April 30, 2009 is as follows:

Period ended April 30, 2009	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price is greater than market price at grant date:	$ 0.12	$ 0.05

The Company has the following options outstanding and exercisable.

April 30, 2009	Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
Exercise prices	of shares	contractual life	Price

$0.80 $0.80 $0.85 $0.12	600,000 400,000 200,000 800,000	1.99 years 0.60 years 2.21 years 2.21 years	0.80 0.80 0.85 0.12
Total	2,000,000		0.64

10.     Commitments and Significant Contracts

On October 26, 2006 the Company entered into a management service agreement with Mr. MacMillan for consulting services for Mr. MacMillan to act as the vice president of the Company. The consideration is

$2,500 per month. The terms of the agreement were not specified and may be terminated by either party upon thirty days written notice to each other.  This agreement was terminated on May 25, 2009.

On September 1, 2008, the Company entered into a Controller Agreement with CAB Financial Services Ltd. for accounting and controller services of CAB on a continuing basis for a consideration of CAD$4,500 per month plus GST.  This agreement was terminated on May 11, 2009.

On November 27, 2008, the Company entered into a Consulting Agreement with CAB Financial Services Ltd. for consulting services of CAB on a continuing basis for a consideration of US$8,000 per month plus GST.

See Note 5 (b)(3).

11.     Subsequent Events

On May 12, 2009 the Company entered into a consulting agreement with BKB Management Ltd. to act as the Chief Financial Officer and a Director for a period of six months for a consideration of CAD $4,500 per month plus GST.  This agreement replaces the September 1, 2008, Controller Agreement with CAB Financial Services Ltd.

Subsequent to April 30, 2009, the Company repaid $62,000 loan payable in connection with unsecured loan agreement (Note 6 (c)).

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

Mississippi

As of April 30, 2009, we currently own a 32% gross working interest in 12 wells; a 45% gross working interest in 7 wells; and a 60% gross working interest in 43 wells (of which 38 remain to be drilled); all located in Mississippi under various agreements with Griffin and Griffin Exploration, L.L.C. Additional details of these interests are noted below.

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire additional 2% working interest in the proven Belmont Lake oil and gas and an additional 10% working interest in potential nearby exploration wells.  Total working interest for Belmont Lake as of April 30, 2009 is 32%; and total  working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of April 30, 2009, is 60%.The status of these wells is as follows as at April 30, 2009:

Phase I Palmetto Point 30% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Shut-in
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Producing
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Shut-in
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Temporary shut-in
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Temporary shut-in
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-6B		July 27/06	Frio Gas		Producing
PP F-52A		July 27/06	Frio Gas		Temporary shut-in
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing

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

The first of these 7 wells was successfully drilled and completed and entered into production. The second well in this Phase II program targeted the Wilcox formation, did not encounter commercially viable quantities of hydrocarbons, and was plugged and abandoned, with total costs associated with this well of $162,420. All 7 of these wells have now been drilled, with results as follows:

Phase II 45% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
CMR-USA-39- 14 RB F-3	Sept. 8/06	Sept. 12/06	Frio Gas 14 ft.	3,200	Temporary shut-in
Dixon #1	Jan. 03/07	Jan. 20/07	Wilcox Target; Dry	8,650	Plug & abandon
Faust #1, TEC F-1	Feb. 05/07	Feb. 11/07	Frio Gas 9 ft	5,350	Connection pending
CMR/BR F-24	Feb. 20/07	Feb. 24/07	Frio Gas	3,250	Shut-in

RB F-1 Red Bug #2	May 08/07	May 13/07	Frio Gas 10 ft	3,180	Shut-in
BR F-33	May 20/07	May 24/07	Frio Gas 12 ft	3,837	Temporary shut-in
Randall #1 Closure F-4	May 27/07	June 03/07	Frio Target: Dry	5,100	Plug & abandon

Phase III 60% gross interest

As of April 30, 2008, five additional wells were drilled under the 50-well AMI. Each of these wells encountered non commercial quantities of hydrocarbons and were plugged and abandoned. There are 38 wells remaining to be drilled under the terms of the 50-well AMI as of April 30, 2009.

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

Corporate Offices

We maintain our principal executive offices at Suite 604, 700 West Pender Street, Vancouver British Columbia V6C 1G8. Our telephone number is (604) 602-1675. We rent our principal executive offices on a month to month basis from Hurricane Corporate Services at $1,000 per month, commencing the 1st day of April 18, 2008. Our executive offices are comprised of one office and we share reception and boardroom facilities. We have another office in Kelowna, BC.  Management does not believe that our office space will need to be expanded during 2009.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of April 30, 2009, we have properties with proven reserves and production and sales from these reserves has commenced.  Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.  At April 30, 2009, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Results of Operations – Three Months Ended April 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2009, which are included herein.

Our operating results for the three months ended April 30, 2009, for the three months ended April 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Change Between Three Month Period Ended April 30, 2009 and April 30, 2008
Revenue	$67,167	$216,389	$(149,222)
Other income/expenses	Nil	443	(443)
General and administrative	160,071	552,254	(392,183)
Interest expense	39,113	22,756	16,357
Impairment loss on oil and gas properties	Nil	405,406	(405,406)
Consulting fees	44,678	47,020	(2,342)

Oil and gas operating expenses	47,908	84,145	(36,237)
Professional Fees	7,101	24,841	(17,740)
Net loss	(213,257)	(533,319)	320,062

Our accumulated losses increased to $2,994,473 as of April 30, 2009. Our financial statements report a net loss of $213,257 for the three month period ended April 30, 2009 compared to a net loss of $533,319 for the three month period ended April 30, 2008. Our revenues have decreased primarily as a result of significant decreases in the prices of oil and gas and reduced amounts of oil and gas being produced.  Our losses have decreased because of the write down of Strachan property at the same period of prior year. There has been a decrease in our general and administrative expenses, specially a decrease accounting and legal fees and no impairment loss.  The Company also recognized a decrease in depletion of its capitalized oil and gas expenditures $72,445 during the three months ended April 30, 2009, compared to $113,751 for the three months ended April 30, 2008.

Results of Operations – Six Months Ended April 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2009, which are included herein.

Our operating results for the six months ended April 30, 2009, for the six months ended April 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended April 30, 2009	Six Months Ended April 30, 2008	Change Between Six Month Period Ended April 30, 2009 and April 30, 2008
Revenue	$196,425	$570,729	$(374,304)
Other income/expenses	94	2,901	(2,807)
General and administrative	267,137	715,787	(448,650)
Interest expense	79,964	45,486	34,478
Impairment loss on oil and gas properties	Nil	405,406l	(405,406)
Consulting fees	83,010	82,074	936
Oil and gas operating expenses	104,380	202,978	98,598
Professional Fees	26,393	64,890	(38,497)
Net loss	(376,116)	(599,139)	226,023

As at April 30, 2009, we had $75,868 in current liabilities.  Our net cash used in operating activities for the six months ended April 30, 2009 was $162,543 compared to $1,425 used in the six months ended April 30, 2008. Our accumulated losses increased to $2,994,473 as of April 30, 2009. Our financial statements report a net loss of $376,116 for the six month period ended April 30, 2009 compared to a net loss of $599,139 for the six month period ended April 30, 2008. Our losses have decreased primarily as a result of decreased accounting and legal fees, and no impairment loss on oil and gas properties. The Company also recognized cost of revenue in oil and gas properties of $305,498 during the six months ended April 30, 2009, compared to $456,982 for the six months ended April 30, 2008.

Our total liabilities as of April 30, 2009 were $813,260 as compared to total liabilities of $1,000,832 as of October 31, 2008. The decrease was due to a repayment of a loan payable that came due on November 14, 2008.

Liquidity and Financial Condition

Working Capital

	April	October
	30,	31,
	2009	2008
Current assets	$245,237	$691,325
Current liabilities	75,868	276,975
Working capital	$169,369	$414,350

Cash Flows

	Six Months Ended
	April	April
	30, 2009	30, 2008
Cash flows (used in) operating activities	$(161,543)	$1,425
Cash flows (used in) investing activities	(103,205)	(381,812)
Cash flows provided by (used in) financing activities	(205,909)	352,288
Increase (decrease) in cash and cash equivalents	(471,656)	(28,100)

Operating Activities

Net cash used in operating activities was $162,543 in the six months ended April 30, 2009 compared with net cash provided by operating activities of $1,425 in the same period in 2008. This difference was largely due to lower revenue due in part to lower oil and gas prices, and the impairment of oil and gas properties and a larger receivable and payable in 2008.

 Investing Activities

Net cash used in investing activities was $103,205 in the six months ended April 30, 2009 compared to net cash used in investing activities was $381,812 in the same period in 2008. The decrease in use of cash of in investing activities is mainly attributable to a decrease in oil and gas property exploration and development costs.

Financing Activities

Net cash used in financing activities was $205,909 in the six months ended April 30, 2009 compared to net cash provided by financing activities of $352,288 in the same period in 2008. This is attributable to the payment of a short term loan on November 14, 2008 as well there was a loan made to the Company in the first quarter of January 31, 2008.

Oil and gas sales volume comparisons for the Quarter ended April 30, 2009 compared to the quarter ended April 30, 2008

For the six-month period ended April 30, 2009, the Company had $196,425 in revenues compared to$570,729 in revenues for the same six-month period in the prior year.  The decrease in revenues is largely attributed to lower production and the significantly reduced price of oil and gas due to global economic events.

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

As of April 30, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $376,116 for the six month period ending April 30, 2009, and cumulative losses of $2,994,473 to April 30, 2009. As of April 30, 2009 we had working capital of 169,369 as a result of past financing activities.  We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to April 30, 2009, we have incurred aggregate losses of approximately $2,994,473. Our loss from operations for the six-month period ended April 30, 2009 was $376,116. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

LEXARIA CORP.

By:	/s/ " Chris Bunka "
Chris Bunka,
President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)
28/05/2009

By:	/s/ "Bal Bhullar"
Bal Bhullar Chief Financial Officer and Director
28/05/2009