Form 10-Q
period 2009-07-31
LEXARIA CORP.
filed 2009-09-03
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				July 31, 2009
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number
Lexaria Corporation
(Exact name of registrant as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
604 – 700 West Pender Street, Vancouver, BC V6C 1G8
(Address of principal executive offices)					(Zip Code)
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
10,637,370 common shares issued and outstanding as of July 31, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended July 31, 2009 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEET
(Expressed in U.S. Dollars)
	July 31	OCTOBER 31
	2009	2008
ASSETS

Current
Cash and cash equivalents	$239,663	$669,633
Accounts receivable	90,875	15,506
Prepaid expenses and deposit	-	6,186

Total Current Assets	330,538	691,325

Capital assets, net	1,700	2,699

Oil and gas properties (Note 4)
Proved property	2,898,613	3,034,750
Unproved properties	19,294	34,265

	2,917,907	3,069,015

TOTAL ASSETS	$3,250,145	$3,763,039

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,965	$2,695
Loan payable (Note 6,7)	12,877	272,511
Due to a related party	1,769	1,769

Total Current Liabilities	25,611	276,975

Loan Payable (Note 7)	762,569	723,857

TOTAL LIABILITIES	788,180	1,000,832

STOCKHOLDERS' EQUITY

Share Capital
Authorized:
*18,750,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 10,637,370 common shares at July 31,
2009 (6,092,370 common shares at October 31, 2008)	10,637	24,370

Additional paid-in capital	5,654,089	5,356,194

Deficit	(3,202,761)	(2,618,357)

Total Stockholders' Equity	2,461,965	2,762,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,250,145	3,763,039

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the quarter ended July 31, 2009 to October 31, 2007
(Expressed in U.S. Dollars)

	COMMON STOCK

			STOCK
			TO BE	ADDITIONAL		TOTAL
			ISSUED	PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2007	5,939,245	5,939	-	5,028,836	(1,639,867)	3,394,908

Compensation earned for the period	-	-	-	75,468	-	75,468
per IR Marketing Agreement

Issuance of common stock per Subscription
Agreement at $1.60 per share	153,125	153		244,847		245,000

Imputed interest for non-interest bearing
Loan to related party				4,000		4,000

Warrants issued in connection with
loan payable				21,321		21,321

Comprehensive income (loss):
(Loss) for the year	-	-	-	-	(978,490)	(978,490)

Balance, October 31, 2008	6,092,370	$6,092	$-	$5,374,472	$(2,618,357)	$2,762,207

Stock Options @$0.48 Mar 09				20,194		20,194

Stock options revalued and issued @$0.20				36,718		36,718

Issuance of common stock per Subscription
Agreement at $0.05 per share	4,545,000	4,545		222,705		227,250

Comprehensive income (loss):
(Loss) for the period					(584,404)	(584,404)

Balance, July 31, 2009	10,637,370	10,636	-	5,654,089	(3,202,761)	2,461,965

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For the quarter ended July 31, 2009
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		Nine MONTHS ENDED
	July 31		July 31
	2009	2008	2009	2008

Revenue
Natural gas and oil revenue	129,544	232,565	325,969	803,294

Cost of revenue
Natural gas and oil operating costs	54,038	57,029	158,418	260,007
Depletion	64,421	84,594	265,539	338,598
	118,459	141,623	423,957	598,605

Gross profit (loss)	11,084	90,942	(97,988)	204,689

Expenses
Accounting and audit	3,524	3,317	22,777	43,747
Insurance	-	-	8,103	10,140
Advertising and promotions	686	-	686	4,110
Bank charges and exchange loss	68,592	492	86,619	(236)
Stock Based Compensation	36,718		56,912	-
Consulting (note 8)	42,656	60,057	125,666	142,131
Depreciation	255	423	998	844
Fees and Dues	5,216	88	12,054	10,889
Interest expense from loan payable (note 5)	41,817	26,655	121,781	72,142
Investor relation	707	28,331	5,462	94,610
Legal and professional	9,983	7,585	17,121	32,045
Office and miscellaneous	386	384	1,173	7,393
Rent	3,509	3,742	10,071	7,695
Telephone	1,313	984	3,327	2,811
Taxes	-	7,138	6,958	7,138
Training	-	2,775	350	2,775
Travel	4,012	8,554	6,452	22,671
Write down of oil and gas property	-	-	-	405,406

	219,372	150,525	486,510	866,311

(Loss) for the period before other income	(208,287)	(59,583)	(584,498)	(661,622)

Other Income
Interest income	-	397	94	3,298

Net (loss) for the period	(208,287)	(59,186)	(584,404)	(658,324)

Basic and diluted (loss) per share	(0.03)	(0.00)	(0.09)	(0.03)

Weighted average number of common shares outstanding
- Basic and diluted	6,438,185	23,843,549	6,209,337	23,786,060

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
For the quarter ended July 31, 2009
(Expressed in U.S. Dollars)

	Nine Months Ended
	July 31	July 31
	2009	2008

Cash flows used in operating activities

Net (loss)	$(584,404)	$(658,324)

Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation	56,912	-
Depreciation	998	844
Depletion	265,539	338,598
Impairment of oil and gas acquisition cost	-	405,406
Foreign exchange gain / loss	85,447
Accredited interest on loan payable	-	5,657
Stock based compensation per IR Marketing Agreement	-	64,687

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(55,369)	(73,521)
(Increase)/ Decrease in prepaid expenses and deposit	6,186	17,617
Increase in accounts payable	4,594	100
Increase /(Decrease) in accrued liabilities	9,266	(10,896)
Increase /(Decrease) in due to related party	-	18,125

Net cash used in operating activities	(210,831)	108,293

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(113,480)	(540,062)
Purchase of computer equipment	-	(3,062)

Net cash used in investing activities	(113,480)	(543,124)

Cash flows from financing activities

Payments of loan payable	(267,909)	(196,000)
Proceeds from private placement	162,250	245,000
Proceeds from loan payable	-	553,385

Net cash from financing Activities	(105,659)	602,385

Increase (Decrease) in cash and cash equivalents	(429,970)	167,554

Cash and cash equivalents, beginning of period	669,633	78,061

Cash and cash equivalents, end of period	$239,663	245,615

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The financial statements as of July 31, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that theses financial statements be read in conjunction with the October 31, 2008 audited financial statements and notes thereto.

On June 23, 2009, the Company effected 4 to 1 stock consolidation and the financial statements of the Company have been restated to reflect the 4 to 1 stock consolidation.

2.

Organization and Business

The Company was formed on December 9, 2004 under the laws of the State of Nevada and commenced operations on December 9, 2004.  The Company is an independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada.  The Company’s entry into the oil and gas business began on February 3, 2005.  The Company has offices in Vancouver and Kelowna, BC, Canada.

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

4.

Capital Stock

Share Issuances

On July 18, 2008, the Company issued common shares for a private placement which comprised of the sale of 153,125 units at the price of $1.60 per unit for total proceeds of $245,000.  Each unit is comprised of one restricted share and one warrant to purchase one additional share of common stock at a price of $2.40, exercisable until June 30, 2011.

In connection with the promissory notes agreement dated October 27, 2008, the Company issued a total of 390,000 warrants which two warrants entitle a holder to purchase a common share of the Company of which 195,000 warrants are eligible at $0.05 (adjusted price upon the issuance of private placement on June 23, 2009) and expire October 27, 2009; and 195,000 warrants are eligible at $0.05(adjusted price upon the issuance of private placement on June 23, 2009) per share and expire October 27, 2010.

On June 23, 2009, the Company amended its Articles of Incorporation to undertake a one (1) for four (4) share consolidation of its authorized and issued and outstanding common stock.  As a result, the Company’s authorized capital decreased from 75,000,000 shares of common stock with a par value of $0.001 to 18,750,000 shares of common stock with a par value of $0.001 and its issued and outstanding shares decreased from 24,369,500 shares of common stock to 6,092,370 shares of common stock.

On July 22, 2009 the Company completed an equity financing and issued 4,545,000 shares of common stock, so that effective July 22, 2009, the Company has 10,637,370 share of common stock issued and outstanding.

All shares and warrants issued were restricted under applicable securities rules.  As at July 31, 2009, Lexaria Corp. has 10,637,370 shares issued and outstanding and 6,088,125 warrants issued and outstanding.

A summary of warrants as at July 31, 2009 is as follows:

2008	Number		Exercise	Expiry
Type	Outstanding		Price	Date

Warrants	1,000,000	1	$2.40	November 9, 2009
	153,125	1	$2.40	June 30, 2011
	4,545,000	1	$0.20	July 10,2011
	195,000	2	$0.05	October 27, 2009
	195,000	2	$0.05	October 27, 2010

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

On June 23, 2007, the Company acquired an assignment of 10% gross working interest from a third party for $520,000 secured loan payable.  The Company recognized $501,922 in the oil and gas property.

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire additional 2% working interest in the proven Belmont Lake oil and gas and an additional 10% working interest in potential nearby exploration wells.  Total working interest for Belmont Lake as of July 31, 2009 is 32%; and total  working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of July 31, 2009, is 60%.

As of July 31, 2009, the Company accrued and paid an additional $129,402 for additional interest and workovers of wells PP F-12 and PP F12-3.

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

Properties		October 31, 2008		Addition		Depletion for the period		Write down in Carrying Value		July 31, 2009
U.S.A. – Proved property	$ $	3,034,750 3,034,750	$ $	129,402 129,402	$ $	(265,539) (265,539)	$ $		$ $	2,898,613 2,898,613

(b)

Unproved Properties

Properties	October 31, 2008	Addition	Cost added to capitalized cost/write down	July 31, 2009
U.S.A.-Unproved properties	$34,264	$10,029	$(25,000)	$19,293
Canada-Unproved properties	1	-	-	1
	$34,265	$10,029	$(25,000)	$19,294

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire an additional 2% working interest in the proven Belmont Lake oil and gas field, and an additional 10% working interest in potential nearby exploration wells.  Further, the Company is required to pay $100 per month for a period of 4 years from the closing.  Total working interest for Belmont Lake as of July 31, 2009 is 32%; and total  working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of July 31, 2009, is 60%.

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

6.

Loan Payable

(a)

Unsecured loan agreement

On November 13, 2007, the Company made an unsecured loan agreement in the amount of $250,000 with C.A.B. Financial Services Ltd. (“CAB”).  CAB is owned by the president of the Company.  The Maturity Date of the loan repayment will be the first annual anniversary of the date of the Loan Agreement.  Interest was 16.8% simple interest per annum and was calculated and payable monthly in arrears.  This interest payment was $3,500 per month.  This loan was terminated on October 27, 2008 and repaid with cash of $19,737 and issuance of promissory note CDN$300,000. (Note 7)

On November 14, 2007, the Company made an unsecured loan agreement in the amount of CAD$250,000 with G K Braun Limited.  The Maturity Date of the loan repayment was the first annual anniversary of the date of the Loan Agreement.  Interest was 16.8% simple interest per annum and was calculated and payable monthly in arrears.  This interest payment was CAD$3,500 per month.  This loan was paid in full on November 14, 2008.

(b)

Demand loan agreement

On March 20, 2007, the Company made a demand loan agreement in the amount of $50,000 with C.A.B. Financial Services Ltd. (“CAB”).  CAB is owned by the president of the Company.  The loan was unsecured and nil interest bearing and repayable on demand.

On October 27, 2008 this demand loan was repaid in full.

(c)

Unsecured loan agreement

On May 14, 2008, the Company made an unsecured loan agreement in the amount of US$62,000 with Christopher Bunka with no set principal payments for one year.  Interest was 16.8% simple interest per annum and was calculated and payable monthly in arrears.  The interest payment was US$868 per month.  On October 27, 2008, this loan was terminated and repaid with a cash of $14,367 with the remaining balance (CDN$62,000) settled for part of promissory note issued (CDN$400,000). (Note 7)

On May 14, 2008, the Company made an unsecured loan agreement in the amount of US$62,000 with a Lender with no set principal payments for one year.  Interest was 16.8% simple interest per annum and was calculated and payable monthly in arrears.  The interest payment was US$868 per month.  The loan was paid in full on May 14, 2009.

(d)

Unsecured loan agreement

On June 3, 2008, the Company made an unsecured loan agreement in the amount of CAD$50,000 with a Lender.  The Maturity Date of the loan repayment was the first annual anniversary of the date of the Loan Agreement.  Interest was 16.8% simple interest per annum and was calculated and payable monthly in arrears.  The interest payment was CAD$700 per month.

On October 27, 2008 this loan was terminated and rolled into and form part of promissory note issued (CDN$200,000). (Note 7)

7.

Secured loan payable

On June 23, 2007, the Company acquired an assignment of 10% gross working interest of a Drilling Program from 0743868 B.C. Ltd (“0743868”) for $520,000.  The payment schedule was as follows: On or before July

15, 2007, the Company shall pay to 0743868 the sum of $50,000; and, on or before the 15th day of each subsequent month, the Company shall pay to 0743868 the sum of $50,000 for ten consecutive months; and then a final payment of $20,000 on the eleventh payment date until such time as the entire $520,000 has been paid.  If any payment less than the total amount is made and if the Company has not within 30 days of such partial payment being made completed the payments then due, then the pro-rata portion of the contemplated rights and interests will be deemed to have been properly purchased, but the pro-rata unpaid balance of the contemplated rights and interests shall revert back to 0743868.

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

On October 27, 2008 the Company entered into a Purchase Agreement in the amount of CAD$900,000 of Notes being purchased by the President (CAD$400,000), the President’s wholly-owned company (CAD$300,000) and a shareholder (CAD$200,000) of the Company (“Purchasers”).  The Purchasers agreed to purchase an 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement.  The Company’s obligations to repay the Promissory Note will be secured by certain specified assets of the Company pursuant to a Security Agreement.  As long as the Promissory Note is outstanding, the Purchasers may voluntarily convert the Promissory Note to Common Shares at the conversion price of $.05 per share of Common Stock (adjusted price upon the issuance of private placement on June 23, 2009).  The Promissory Note matures on October 27, 2010 or by mutual agreement by all parties on October 27, 2009.

In connection with the Purchase Agreement, the Company issued a total of 390,000 (1,560,000 pre-consolidation) warrants which two warrants entitle a holder to purchase a common share of the Company of which 195,000 warrants are eligible at $0.05 (adjusted price upon the issuance of private placement on June 23, 2009) and 195,000 warrants are eligible at $0.05 per share (adjusted price upon the issuance of private placement on June 23, 2009) and expire October 27, 2009 and October 27, 2010, respectively.

The Company did not incur beneficiary conversion charges as the conversion price is greater than the fair value of the Company’s equity.

As at the date of the issuance of the above noted Promissory Note, the Company allocated CAD$21,321 and CAD$683,559 to warrants (additional paid-in capital) and Promissory Note based on their relatively fair value.  On October 31, 2008, the allocated Promissory Note was revalued as $723,857 based on the effective interest rate of 18% per annum and related foreign exchange rate.

On July 10, 2009 the Purchasers converted US$45,000 of the Promissory Note into equity at $0.05.  As at July 31 the Promissory Note is valued at US$ 775,446 based on the effective interest rate of 18% per annum and related foreign exchange rate.

8.

Related Party Transactions

(a)

During the nine-month period ended July 31, 2009, the Company paid CAB Financial Services (“CAB”) $29,358 (2008: $44,690), RMA Resource Management Associates (“RMA”) $5,000 (2008: $22,500), and BKB Management Ltd. (“BKB”) $8,317 (2008: nil) for management, accounting, and consulting services.  CAB is owned by the president of the Company and RMA is owned by a former vice president of the Company, BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company made a secured loan agreement in the amount of CDN$300,000 with CAB Financial Services Ltd. (See Note 7).  On July 10, 2009, US$40,000 of the debt was converted to equity.  For the period ended, July 31, 2009, the Company accrued and paid interest expenses of CDN$40,132 (2008: nil).

(c)

On October 27, 2008 the Company made a secured loan agreement in the amount of CDN$400,000 with Christopher Bunka. (See Note 7).  For the period ended, July 31, 2009, the Company accrued and paid interest expenses of CDN$54,000. (2008: nil)

9.

Stock Options

On July 23, the Company had a 4 for 1 share consolidation.  The 2,000,000 maximum granting of stock options has now been reduced to 500,000 stock options.

During the period ended July 31, 2009, the Company granted 75,000 stock options to directors and consultant of the Company with exercise prices of $0.20, vested immediately, re-priced 325,000 of the previously issued stock options to $0.20 and expires over 1.97 years.   For the period ended July 31, 2009, the Company recorded a total of $52,912 for stock based compensation expenses.

A summary of the stock options for the quarter ended July 31, 2009 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2008	325,000	$ 3.24
Granted Expired	275,000 (100,000)	0.20 3.20
Balance, July 31, 2009	500,000	$ 0.53*

* The weighted average exercise price as at July 31, 2009 reflected the re-priced stock options during the quarter ended July 31, 2009..

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Period ended July 31, 2009
Expected volatility	145.73%
Risk-free interest rate	1.45%
Expected life	1.94 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the period ended July 31, 2009 is as follows:

Period ended July 31, 2009	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price is greater than market price at grant date:	$ 0.20	$ 0.18

The Company has the following options outstanding and exercisable.

July 31, 2009	Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
Exercise prices	of shares	contractual life	Price

$0.20 $3.20 $0.20 $0.20 $0.48 $0.20	100,000 50,000 25,000 50,000 50,000 225,000	1.73 years 0.82 years 1.88 years 1.97 years 0.82 years 1.97 years	0.20 3.20 0.20 0.20 0.48 0.20
Total	500,000		0.20

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

Strains on the World economic system have resulted in sharply lower conventional energy prices. In the medium term, management believes that its interests in, and continued development of, opportunities in conventional oil and gas have a high probability of building shareholder value. These opportunities and others that the Company is evaluating from time to time should provide good opportunities for growth. Challenges in sourcing suitable financing opportunities for operations and growth have intensified in the short term and management has no reasonable way of knowing the duration of these financial challenges.

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

Mississippi

As of July 31, 2009, we currently own a 32% gross working interest in 12 wells; a 45% gross working interest in 7 wells; and a 60% gross working interest in 43 wells (of which 38 remain to be drilled); all located in Mississippi under various agreements with Griffin and Griffin Exploration, L.L.C. Additional details of these interests are noted below.

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire additional 2% working interest in the proven Belmont Lake oil and gas and an additional 10% working interest in potential nearby exploration wells.  Total working interest for Belmont Lake as of July 31, 2009 is 32%; and total  working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of July 31, 2009, is 60%.The status of these wells is as follows as at July 31, 2009:

Phase I Palmetto Point 30% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Shut-in
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Temporary shut-in
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Shut-in
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Shut-in
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Temporary shut-in
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-6B		July 27/06	Frio Gas		Producing
PP F-52A		July 27/06	Frio Gas		Producing
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing

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

The first of these 7 wells was successfully drilled and completed and entered into production. The second well in this Phase II program targeted the Wilcox formation, did not encounter commercially viable quantities of hydrocarbons, and was plugged and abandoned, with total costs associated with this well of $162,420. All 7 of these wells have now been drilled, with results as follows:

Phase II 45% gross interest

Well Name	Spud/Start	Complete	Results	Depth	Status
CMR-USA-39- 14 RB F-3	Sept. 8/06	Sept. 12/06	Frio Gas 14 ft.	3,200	Temporary shut-in
Dixon #1	Jan. 03/07	Jan. 20/07	Wilcox Target; Dry	8,650	Plug & abandon
Faust #1, TEC F-1	Feb. 05/07	Feb. 11/07	Frio Gas 9 ft	5,350	Shut-in
CMR/BR F-24	Feb. 20/07	Feb. 24/07	Frio Gas	3,250	Shut-in
RB F-1 Red Bug #2	May 08/07	May 13/07	Frio Gas 10 ft	3,180	Shut-in

BR F-33	May 20/07	May 24/07	Frio Gas 12 ft	3,837	Temporary shut-in
Randall #1 Closure F-4	May 27/07	June 03/07	Frio Target: Dry	5,100	Plug & abandon

Phase III 60% gross interest

As of April 30, 2008, five additional wells were drilled under the 50-well AMI. Each of these wells encountered non commercial quantities of hydrocarbons and were plugged and abandoned. There are 38 wells remaining to be drilled under the terms of the 50-well AMI as of July 31, 2009.

After a well has been drilled and completed and enters into production, we are responsible for paying our share of production and operations costs. As a matter of course, we will have to pay pipeline transmission costs if and when each well starts transporting natural gas or oil. Eventually, each well will incur plug and abandonment costs.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of July 31, 2009, we have properties with proven reserves and production and sales from these reserves has commenced.  Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.  At July 31, 2009, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Results of Operations – Three Months Ended July 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2009, which are included herein.

Our operating results for the three months ended July 31, 2009, for the three months ended July 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Change Between Three Month Period Ended July 31, 2009 and April 30, 2008
Revenue	$129,544	$232,565	$(103,021)
Other income/expenses	Nil	397	(397)
General and administrative	219,373	150,525	68,848
Interest expense	41,817	26,655	15,162
Impairment loss on oil and gas properties	Nil	Nil	Nil
Consulting fees	42,656	60,057	(17,401)
Oil and gas operating expenses	54,038	57,029	(2,991)
Professional Fees	13,506	10,902	2,604

Net loss	(208,288)	(59,186)	(149,102)

Our accumulated losses increased to $3,202,761 as of July 31, 2009. Our financial statements report a net loss of $208,288 for the three month period ended July 31, 2009 compared to a net loss of $59,186 for the three month period ended July 31, 2008. Our revenues have decreased primarily as a result of significant decreases in the prices of oil and gas and reduced amounts of oil and gas being produced.  Our losses have increased primarily because of the foreign exchange loss for the same period of prior year. There has been an increase in our general and administrative expenses, specifically an increase in interest expenses and foreign exchange loss.  The Company also recognized a decrease in depletion of its capitalized oil and gas expenditures $64,421 during the three months ended July 31, 2009, compared to $84,594 for the three months ended July 31, 2008.

Results of Operations – Nine Months Ended July 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2009, which are included herein.

Our operating results for the nine months ended July 31, 2009, for the nine months ended July 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008	Change Between Nine Month Period Ended July 31, 2009 and July 31, 2008
Revenue	$325,969	$803,294	$(477,325)
Other income/expenses	94	3,298	(3,204)
General and administrative	486,510	866,311	(379,801)
Interest expense	121,781	72,142	49,369
Impairment loss on oil and gas properties	Nil	Nil	Nil
Consulting fees	125,666	142,131	(16,465)
Oil and gas operating expenses	158,418	260,007	(101,589)
Professional Fees	39,898	75,792	(35,894)
Net loss	(584,404)	(658,324)	73,920

As at July 31, 2009, we had $25,611 in current liabilities.  Our net cash used in operating activities for the nine months ended July 31, 2009 was $210,831 compared to $108,293 used in the nine months ended July 31, 2008. Our accumulated losses increased to $3,202,761 as of July 31, 2009. Our financial statements report a net loss of $584,404 for the nine month period ended July 31, 2009 compared to a net loss of $658,324 for the nine month period ended July 31, 2008. Our losses have decreased primarily as a result of decreased accounting and legal fees, and no impairment loss on oil and gas properties. The Company also recognized cost of revenue in oil and gas properties of $423,957 during the nine months ended July 31, 2009, compared to $598,605 for the nine months ended July 31, 2008.

Our total liabilities as of July 31, 2009 were $788,180 as compared to total liabilities of $1,000,832 as of October 31, 2008. The decrease was due to a repayment of a loans payable that came due on November 14, 2008 and May 14, 2009.

Liquidity and Financial Condition

Working Capital

	July	October
	31,	31,
	2009	2008
Current assets	$330,538	$691,325
Current liabilities	25,611	276,975
Working capital	$304,927	$414,350

Cash Flows

	Nine Months Ended
	July	July
	31, 2009	31, 2008
Cash flows (used in) operating activities	$(210,831)	$108,293
Cash flows (used in) investing activities	(113,480)	(543,124)
Cash flows provided by (used in) financing activities	(105,659)	602,385
Increase (decrease) in cash and cash equivalents	(429,970)	167,554

Operating Activities

Net cash used in operating activities was $210,831 in the nine months ended July 31, 2009 compared with net cash provided by operating activities of $108,293 in the same period in 2008. This difference was largely due to lower revenue due in part to lower oil and gas prices, and the impairment of oil and gas properties and a larger receivable and payable in 2008.

 Investing Activities

Net cash used in investing activities was $113,480 in the nine months ended July 31, 2009 compared to net cash used in investing activities was $543,124 in the same period in 2008. The decrease in use of cash of in investing activities is mainly attributable to a decrease in oil and gas property exploration and development costs.

Financing Activities

Net cash used in financing activities was $105,659 in the nine months ended July 31, 2009 compared to net cash provided by financing activities of $602,385 in the same period in 2008. This is attributable to the payment of a short term loan on November 14, 2008 as well there was a loan made to the Company in the first quarter of January 31, 2008.

Oil and gas sales volume comparisons for the Quarter ended July 31, 2009 compared to the quarter ended July 31, 2008

For the nine-month period ended July 31, 2009, the Company had $325,969 in revenues compared to$830,294 in revenues for the same nine-month period in the prior year.  The decrease in revenues is largely attributed to lower production and the significantly reduced price of oil and gas due to global economic events.

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

As of July 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $584,404 for the nine month period ending July 31, 2009, and cumulative losses of $3,202,761 to July 31, 2009. As of July 31, 2009 we had working capital of $304,927 as a result of past financing activities.  We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

- drilling and completion costs for further wells increase beyond our expectations; or

- commodity prices for our production decline beyond our expectations; or

- production levels do not meet our expectations; or

- we incur higher well plug and abandonment costs than currently expected; or

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

From inception through to July 31, 2009, we have incurred aggregate losses of approximately $3,202,761. Our loss from operations for the nine-month period ended July 31, 2009 was $584,404. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Our constating documents authorize the issuance of 18,750,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Item 6.

Exhibits

Exhibit Number	Description
(i) Articles of Incorporation; and (ii) Bylaws

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications
99.1	Reserve Report
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

LEXARIA CORP.

By:	/s/ " Chris Bunka "
Chris Bunka,
President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)
31/08/2009

By:	/s/ "Bal Bhullar"
Bal Bhullar Chief Financial Officer and Director
31/08/2009