Form 10-Q/A
period 2009-07-31
LEXARIA CORP.
filed 2009-09-03
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

Lexaria 10Q filed on September 2, 2009 included the incorrect Financial Statements that did not reflect the October 31, 2008 share consolidation numbers in the Equity section of the Balance Sheet.

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

Oil and gas properties (Note 5)
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

STOCKHOLDERS' EQUITY

Share Capital
Authorized:
*18,750,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 10,637,370 common shares at July 31,
2009 (6,092,370 common shares at October 31, 2008)	10,637	6,092

Additional paid-in capital	5,654,089	5,374,472

Deficit	(3,202,761)	(2,618,357)

Total Stockholders' Equity	2,461,965	2,762,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,250,145	3,763,039

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

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For the quarter ended July 31, 2009
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		Nine MONTHS ENDED
	July 31		July 31
	2009	2008	2009	2008

Revenue
Natural gas and oil revenue	129,544	232,565	325,969	803,294

Cost of revenue
Natural gas and oil operating costs	54,038	57,029	158,418	260,007
Depletion	64,421	84,594	265,539	338,598
	118,459	141,623	423,957	598,605

Gross profit (loss)	11,085	90,942	(97,988)	204,689

Expenses
Accounting and audit	3,523	3,317	22,777	43,747
Insurance	-	-	8,103	10,140
Advertising and promotions	686	-	686	4,110
Bank charges and exchange loss	68,592	492	86,619	(236)
Stock Based Compensation	36,718		56,912	-
Consulting (note 8)	42,656	60,057	125,666	142,131
Depreciation	255	423	998	844
Fees and Dues	5,216	88	12,054	10,889
Interest expense from loan payable (note 6, 7)	41,817	26,655	121,781	72,142
Investor relation	707	28,331	5,462	94,610
Legal and professional	9,983	7,585	17,121	32,045
Office and miscellaneous	386	384	1,173	7,393
Rent	3,509	3,742	10,071	7,695
Telephone	1,312	984	3,327	2,811
Taxes	-	7,138	6,958	7,138
Training	-	2,775	350	2,775
Travel	4,012	8,554	6,452	22,671
Write down of oil and gas property	-	-	-	405,406

	219,372	150,525	486,510	866,311

(Loss) for the period before other income	(208,286)	(59,583)	(584,498)	(661,622)

Other Income
Interest income	-	397	94	3,298

Net (loss) for the period	(208,286)	(59,186)	(584,404)	(658,324)

Basic and diluted (loss) per share	(0.03)	(0.00)	(0.09)	(0.03)

Weighted average number of common shares outstanding
- Basic and diluted	6,438,185	23,843,549	6,209,337	23,786,060

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
For the quarter ended July 31, 2009
(Expressed in U.S. Dollars)

	Nine Months Ended
	July 31	July 31
	2009	2008

Cash flows used in operating activities

Net (loss)	$(584,404)	$(658,324)

Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation	56,912	-
Depreciation	998	844
Depletion	265,539	338,598
Impairment of oil and gas acquisition cost	-	405,406
Foreign exchange gain / loss	85,447
Accredited interest on loan payable	-	5,657
Stock based compensation per IR Marketing Agreement	-	64,687

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(55,369)	(73,521)
(Increase)/ Decrease in prepaid expenses and deposit	6,186	17,617
Increase in accounts payable	4,594	100
Increase /(Decrease) in interest payable	9,266	(10,896)
Increase /(Decrease) in due to related party	-	18,125

Net cash used in operating activities	(210,831)	108,293

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(113,480)	(540,062)
Purchase of computer equipment	-	(3,062)

Net cash used in investing activities	(113,480)	(543,124)

Cash flows from financing activities

Payments of loan payable	(267,909)	(196,000)
Proceeds from private placement	162,250	245,000
Proceeds from loan payable	-	553,385

Net cash from financing Activities	(105,659)	602,385

Increase (Decrease) in cash and cash equivalents	(429,970)	167,554

Cash and cash equivalents, beginning of period	669,633	78,061

Cash and cash equivalents, end of period	$239,663	245,615

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

LEXARIA CORP.

By:	/s/ " Chris Bunka "
Chris Bunka,
President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)
03/09/2009

By:	/s/ "Bal Bhullar"
Bal Bhullar Chief Financial Officer and Director
03/09/2009