Form 10-K/A
period 2008-10-31
LEXARIA CORP.
filed 2009-11-18
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	October 31, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-52138

Lexaria Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 – 1130 West Pender Street, Vancouver, BC	V6E 4A4
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	604-602-1675

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

			[ ]	YES	[ ]	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer			☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 16, 2009 was $727,905 based on a $0.11 closing price for the Common Stock on October 16, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
10,637,370 common shares as of October 19, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K is being filed in response to certain comments made by the staff of the SEC in a facsimile dated September 11, 2009 and October 14, 2009.  In response to such comments, we have further amended Item 1-Risk Factors to modify our disclosure to disclose management’s limited experience in the oil and gas industry, Item 2-Description of Property to modify our disclosures to disclose additional information required by Industry Guide 2, and Item 8A – Controls and Procedures to modify our disclosures to disclose management’s revised conclusion on the effectiveness of our disclosure controls and procedures.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-KSB with the SEC on January 27, 2009.

Item 1. Description of Business

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

We have a limited operating history and continue in our planned exploration activities. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of our properties may not result in the discovery of reserves. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in resource exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial reserves, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. There can be no assurance that we will be able to operate on a profitable basis.

We will require additional financing to develop existing exploration interests or acquire additional resource assets.

We have generated some revenue from our business but the revenue generated from our business is not sufficient for our planned business plan, we will need to raise additional funds to acquire, explore and develop oil and gas interests. We do not currently have sufficient financial resources to completely fund the development and production of our exploration interests. We currently do not have sufficient financial resources to fund the acquisition of additional exploration or development interests. We anticipate that we will need to raise further financing. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our oil and gas interests and development plans. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing security-holders.

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

We rely on the expertise of our contracted third-party oil and gas exploration and development operators and third-party consultants for their judgment, experience and advice.  We can give no assurance that these third party operators or consultants will always act in our best interests, and we are exposed as a third party to their operations and actions and advice in those properties and activities in which we are contractually bound.

Our management has limited experience and training in the oil and gas industry and could make uninformed decisions that negatively impact our oil and gas operations.

Because our management has limited experience and training in the oil and gas industry, we may not have sufficient expertise to make informed best practices decisions regarding oil and gas operations.  We do not have a petroleum engineer on staff to provide internal oversight.  It is possible that, due to our limited knowledge, we might elect to complete a well and incur financial burdens that a more experienced petroleum team might elect not to complete.  Our ability to internally evaluate oil and gas operations and opportunities could be less thorough than that of a more highly trained management team.

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

?

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

?

A 2.0% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the Leduc formation.

?

A 4.0% interest in the natural gas in the Leduc formation before payout subject to payment of the Overriding Royalty which is convertible upon payout at royalty owners option to 50% of Farmee's Interest.

?

A 1.6% interest in the rights below the base of the Shunda formation in Section 10, Township 38, Range 9W5M.

?

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

?

hold defensible title to the oil, gas and mineral leasehold estate covering the prospect;

?

obtain and deliver to us a drill site title opinion, which shall be addressed to Griffin covering the applicable well site acreage and indicating that the title to interests to be acquired by us hereunder is of a nature that is customarily relied upon by a reasonable person engaged in activities similar to those contemplated by the Drilling Program; and

?

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

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended October 31, 2008, 2007 and 2006.

	For the fiscal year ended October 31, 2008	For the fiscal year ended October 31, 2007	For the fiscal year ended October 31, 2006
Production Data:
Natural gas (Mcf)	58,791	39,044	4,993
Oil (Bbls)	5,522	528
Average Prices:
Natural gas (per Mcf)	$8.52	$3.88	$1.50
Oil (per Bbl)	$101.28	$69.78	$74.31
Production Costs:
Natural gas (per Mcf)	$3.71	$3.13	$1.71
Oil (per Bbl)	$23.70	$5.26

Productive Wells

The following table summarizes information at October 31, 2008, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by the Company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Mississippi	2	5	7	0.1925	0.27	0.4625

Total

Unaudited Oil and Gas Reserve Quantities

The unaudited reserve estimates for Mississippi, as of October 31, 2008, were prepared by Veazey & Associates, an independent petroleum engineering firm.

The estimated proved reserves prepared by Veazey and Associates are summarized in the table below, in accordance with definitions and pricing requirements as prescribed by the Securities and Exchange Commission (the “SEC”).  Prices paid for oil and natural gas vary widely depending upon the quality such as the Btu content of the natural gas, gravity of the oil, sulfur content and location of the production related to the refinery or pipelines.

There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Unaudited net quantities of proved developed and undeveloped reserves of crude oil and natural gas (all located within United States) are as follows:

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

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of October 31, 2008.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.  Developed acres are acres, which are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties.  The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net

Mississippi	80	40	1,680	385.06
Total

12

Drilling Activity

The following table sets forth our drilling activity during the years ended October 31, 2008, 2007 and 2006.

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive			6	1.433	6	1.15
Dry	2.72		6	2.16	2.51

Development wells:
Productive			1.195
Dry

Total wells	2.72		13	3.788	8	1.66

PART II

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.   Disclosure Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of October 31, 2008. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of October 31, 2008, the disclosure controls and procedures were not effective, because of the omission of the report that has now been provided in the amendment, in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Responsibility, estimates and judgements by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States.  Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of October 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.  Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31, 2008, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

LEXARIA CORP.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: November 18, 2009

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

 Date:  November 18, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: November 18, 2009

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

 Date:  November 18, 2009