Form 10-K
period 2009-10-31
LEXARIA CORP.
filed 2010-01-20
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                                                                                                (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	October 31, 2009
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	000-52138

LEXARIA CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#950-1130 WEST PENDER STREET, VANCOUVER, BRITISH COLUMBIA, CANADA	V6E 4A4
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	604-602-1675

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes X No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes __ No__

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No X

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2009 was $885,458 based on the average of the high and low bid and asked price of the Registrant’s shares of common stock on the OTC Bulletin Board or $0.16 on April 30, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
12,350,622 common shares as of December 27, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.

Business

4

Item 1A.

Risk Factors

8

Item 1B.

Unresolved Staff Comments

13

Item 2.

Properties

13

Item 3.

Legal Proceedings

23

Item 4.

Submission of Matters to a Vote of Security Holders

23

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
   of Equity Securities                                                                                                                                            23

Item 6.

Selected Financial Data

25

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

26

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

31

Item 8.

Financial Statements and Supplementary Data

31

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

60

Item 9A.

Controls and Procedures

60

Item 9B.

Other Information

61

Item 10.

Directors, Executive Officers and Corporate Governance

61

Item 11.

Executive Compensation

65

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters

68

Item 13.

Certain Relationships and Related Transactions, and Director Independence

69

Item 14.

Principal Accounting Fees and Services

69

Item 15.

Exhibits, Financial Statement Schedules

71

PART I

Item 1.

Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares in our common stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "Lexaria" mean Lexaria Corp.

General Overview

We were incorporated in the State of Nevada on December 9, 2004. We are an exploration and development oil and gas company currently engaged in the exploration for and development of petroleum and natural gas in North America.  We maintain our registered agent's office and our U.S . business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501.  Our telephone number is (755) 322-0626.

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia V6E 4A4. Our telephone number is (604) 602-1675.  We have another office located in Kelowna. Our current locations provide adequate office space for our purposes at this stage of our development.

Our common stock is quoted on the OTC Bulletin Board under the symbol "LXRP" and on the Canadian National Stock Exchange under the symbol “LXX”

Lexaria is an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. The Company is currently generating revenues from its business operations in Mississippi. The Company’s business plan is to focus on development of the Belmont Lake oil field, in which it has working interests, in order to maximize cash flow and use excess cash flow to pay debt and conduct additional development well drilling. Eventually, if cash flows are strong enough, the Company will once again be able to explore for additional oil and gas by way of its existing 60% interest option to drill 38 exploratory wells (see “Oil & Gas Properties - Mississippi and Louisiana: Frio-Wilcox Project”). To accomplish this, the Company intends to focus on development drilling first. Eventually the Company will seek a balance between exploration, development and exploitation drilling.  To achieve sustainable and profitable growth, the Company intends to control the timing and costs of its projects wherever possible.  The Company is not currently the operator of any of its properties and will consider becoming the operator only when its financial conditions have improved sufficiently.

Overview of Business over the Last Five Years

Since we began operations in 2005, the Company has been focused exclusively on the exploration for and development of oil and gas assets located in North America. We participated in the drilling of a single well in Strachan Hills Alberta and eventually wrote down the value of that well to $1. We participated in the drilling of wells in Oklahoma where we successfully produced and sold oil and gas prior to selling our interest in the Oklahoma properties. We have participated in the drilling of oil and gas wells in Mississippi and remain focused there as our key area of interest with all our current assets within Amite and Wilkinson Counties, Mississippi.

On June 21, 2007, we acquired an assignment of a 10% gross working interest in an Area of Mutual Interest (AMI) formerly held by Brinx Resources Ltd, a non-related company, in up to 50 oil & gas wells to be drilled, and any future development prospects thereof associated, located in Mississippi, USA. Interests in seven wells previously drilled under the conditions of the AMI remain the property of Brinx Resources Ltd. and we are not a party to Brinx’s interest in these wells, while the right to assume the 10% gross working interest in the remaining 43 wells and any future development prospects thereof, now belongs to our company. Because we already had a 40% gross working interest in this AMI, as a result of this transaction, we have a 50% gross working interest in the AMI.

On June 23, 2007, we acquired an assignment of a 10% gross working interest in 12 previously drilled oil & gas wells and any future development prospects thereof, formerly held by 0743868 BC Ltd, a non-related company. Since we had a 20% gross working interest in these same 12 oil and gas wells and development prospects, as a result of this transaction we obtained a 30% gross working interest in the 12 oil & gas wells and development prospects. We were obligated to make cash payments of US$520,000 over approximately a one-year period to complete this transaction ($200,000 paid as of October 31, 2007). The Company had made total of $350,000 repayment and accrued $18,016 interest expense since June 23, 2007 with ending balance of $169,938 as at April 30, 2008.

On May 13, 2008 the Company entered into an Assignment of Debt between 0743868 BC Ltd. (the “Assignor”) and the President and shareholder of the Company (collectively the “Assignees”).   The Assignor agreed to accept US$46,000 from the Company in satisfaction of the outstanding amount and agreed to assign the Assignees all of the Assignor’s right, title and interest in and to the US$124,000 balance of the outstanding amount. As a result, the Assignor no longer has any claim against the Company.

On May 14, 2008 the Company entered into an unsecured Loan Agreement with each of the President and a shareholder of the Company for $62,000.  The purpose of this Loan Agreement was to set out terms of the arrangement by which the Company agreed to make a Loan of US$124,000 at an interest rate of 16.8% and no set principal payments for one year available to the Company.  The purpose of the Loan Agreement was to provide the Company with capital funds for oil and gas exploration and/or general corporate purposes.  On October 27, 2008, the loan from the President in the amount of US$62,000 was terminated in favour of an updated debt agreement.

On August 29, 2008, the Company sold all of its working interests in its Owl Creek Project, located in Garvin County, Oklahoma, to an unrelated third party for net proceeds of $206,021.  The property sold included the Company’s 7.5% working interest in Isbill #2.

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

The Company’s obligations to repay the Promissory Note are secured by certain specified assets of the Company pursuant to a Security Agreement.  Also, as long as the Promissory Note is outstanding, the Purchasers may voluntarily convert the Promissory Note to Common Shares at the conversion price of $0.45 per share of Common Stock.  Additionally, in consideration for the Purchasers agreeing to purchase the Promissory Notes, the Company agrees to issue Warrants to the Purchasers.

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

The issuance of the Promissory Notes and Warrants were issued to 3 non-US persons pursuant to the exemption from registration provided by Regulation S promulgated under the United States Securities Act of 1933, as amended.  The Company and Purchases agreed that all previous Loan Agreements are terminated and any amounts due and owing there under are replaced and superseded by the Promissory Notes issued by the Company pursuant to the Purchase Agreement.

Our Current Business

The Company is an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. The Company is currently generating revenues from its business operations in Mississippi.

We have acquired working interests in various oil and gas properties in Mississippi USA. All of our current oil and gas assets are located in Wilkinson and Amite counties, Mississippi, where we have between 32% gross working interest and 60% gross working interests in producing oil and/or gas wells and in exploration wells yet to be drilled. Our Belmont Lake oil field discovered in December 2006 is located within the Palmetto Point area of Wilkinson county, Mississippi. We previously had an interest in oil and gas wells located in Oklahoma but those assets were sold in August 2008. We have a nominal interest in a non-commercial well located in Strachan Alberta that we have written down to a $1 value.

The Company’s business plan is to focus on development of the Belmont Lake oil field, in which it has working interests, in order to maximize cash flow and use excess cash flow to pay debt and conduct additional development well drilling. Eventually, if cash flows are strong enough, the Company expects to explore for additional oil and gas by way of its existing 60% interest option to drill 38 exploratory wells (see “Oil & Gas Properties - Mississippi and Louisiana: Frio-Wilcox Project”). To accomplish this, the Company intends to focus on development drilling first. Eventually the Company will seek a balance between exploration, development and exploitation drilling.  To achieve sustainable and profitable growth, the Company intends to control the timing and costs of its projects wherever possible.  The Company is not currently the operator of any of its properties and will consider becoming the operator only when its financial conditions have improved sufficiently.

During the past fiscal year we experienced the following significant corporate developments:

1.

On April 3, 2009, the Company entered into an Asset Purchase Agreement with Delta Oil & Gas, Inc. and The Stallion Group  to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire an additional two percent (2%) working interest in the proven Belmont Lake oil and gas field and an additional 10% working interest in potential nearby exploration wells, bringing its total gross working interest in the Belmont Lake oil and gas field to 32% and bringing its total gross working interest to 60% in the 38 wells that remain to be drilled of this original 50-well option with Griffin & Griffin Exploration in over 140,000 acres surrounding Belmont Lake in all directions.

2.

On August 28, 2009, the Company entered into four separate assignment agreements with Golden Aria Corp., 0743868 BC Ltd., David DeMartini, and Murrayfield Ltd.three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Golden Aria Corp, a company with related management, has acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, has acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and 0743868 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 11.6% gross interest in the non-consent interest in the 12-4 well. Effective June 23, 2009, the Company amended its Articles of Incorporation to undertake a one (1) for four (4) share consolidation of its authorized and issued and outstanding common stock.  As a result, the Company’s authorized capital decreased from 75,000,000 shares of common stock with a par value of $0.001 to 18,750,000 shares of common stock with a par value of $0.001 and its issued and outstanding shares decreased from 24,369,500 shares of common stock to 6,092,370 shares of common stock.

3.

Effective July 22, 2009 the Company completed an equity financing from the sale of 4,545,000 units at a price of $0.05 per unit for net proceeds of $182,250.  The equity financing was comprised of a partial debt settlement of $45,000 and an equity financing of $182,250. Each unit consisted of one common share and one warrant.  Each warrant entitles the holder to purchase one additional common share of the Company for a period two years from the date of the closing of the financing at an exercise price of $0.20 per share.

4.

Effective October 21, 2009, 191,000 warrants were exercised for 95,500 common shares of the Company at a price of US$0.05 per share for net proceeds of $4,775.  Effective October 21, 2009, the Company had 10,732,870 shares of common stock issued and outstanding.

5.

On October 28, 2009, the Company announced that effective at the open of market, the Company’s shares began trading on Canadian Stock Exchange (“CNSX”) with the trading symbol LXX.

6.

On September 9, 2009, Dr. David DeMartini was appointed as Director for the Company.  Dr. DeMartini is a recognized expert in several geophysical fields including seismic “bright spot” data analysis.  He held various senior positions at the Shell Bellaire Research Center in Houston, Texas from 1980 through 1998.  Dr. DeMartini was inducted to the Offshore Energy Center Hall of Fame as a Technology Pioneer last year and was for several years a member of the Dean’s Advisory Council for the College of Mathematical and Physical Sciences at The Ohio State University from which he received a PHD in Physics following his B.S. in Physics cum laude from the University of Notre Dame.

7.

On November 13, 2009, the Company announced that its Operator in Mississippi, Griffin & Griffin Exploration LLC, has declared force majeure on the Belmont Lake offset wells.

8.

On December 21, 2009, our Board of Directors amended and restated our bylaws. The amendment and restatement of the bylaws was for the purpose of, among other things, removing certain outdated and redundant provisions that existed in our prior bylaws with respect to corporate governance, shareholder and director meeting procedures, and indemnification procedures. The changes to our prior bylaws include: (i) expanding certain provisions with respect to shareholders’ meetings including change of quorum requirements; (ii) amending certain provisions respecting appointment of directors, corporate governance and committees, and directors’ meetings; (iii) expanding certain provisions with respect to officers and their duties; (iv) changing certain provisions with respect to share certificates; and (vi) adding certain indemnification provisions.

9.

During the first quarter of its 2010 fiscal year the Company completed an equity financing from the sale of 1,617,752 units at a price of CAD$0.12 per unit for net proceeds of CAD$194,130.  Each unit consisted of one common share and a half warrant.  Two half warrants entitles the holder to purchase an additional common share of the Company for a period of two years from the date of closing of the financing at an exercise price of CAD$0.22.  Effective December 27,  2009 the Company has 12,350,622  shares of common stock issued and outstanding.

The Company plans to continue its current business of acquiring interests in potentially high-impact oil and gas property interests that offer a high probability of being able to drill without significant time delays. The Company also tries to choose North American properties where, if drilling is successful, the wells could be quickly connected to infrastructure and thus, with success, brought into production and able to generate cash flow as quickly as possible.

The Company’s business plan does not anticipate that it will hire a large number of employees or that it will require extensive office space. The Company has, to date, and plans to continue to acquire most of the industry and geological expertise it requires through third party contractual relationships with consulting experts and with operating companies which will act as operators of the Company’s various interests. Although this exposes the Company to certain risks on behalf of those operators, it also allows the Company to participate in the often unique experience and knowledge that local persons have related to certain properties. This strategy allows the Company to participate in a wider variety of oil and gas opportunities than if all of its geological expertise were in-house and confined to a single geographical area. From a business operations perspective, this strategy also enables the Company to minimize its ongoing fixed in-house costs for geological or geophysical analytical expenses while still allowing it to contract for that expertise when and as needed. This business strategy has been successful during a time of declining oil and gas prices, when many companies with high internal overheads and cost structures due to large numbers of highly expensive in-house professionals cannot be sustained due to declining revenues. The Company will hire third-party consulting geophysicists and geologists on an as-needed basis to evaluate oil and gas properties that may be of interest, and to reinforce and double-check the technical work and abilities of its third-party operators. This provides the Company with the required expertise it needs, when its needed, whilst avoiding high fixed long-term costs.

The Company relies on the business experience of its existing management, on the technical abilities of consulting experts, and on the technical and operational abilities of its operating partner companies to evaluate business opportunities.

Competition

We are an exploration stage company engaged in the acquisition and exploration of oil and gas properties. The petroleum industry is competitive in all its phases. We compete with numerous other participants in the search for and the acquisition of oil and natural gas properties, and in the marketing of oil and natural gas. Our competitors include oil and natural gas companies that have substantially greater financial resources, staff and facilities than ours. Our ability to obtain or increase reserves in the future will depend not only on our ability to explore and develop our present properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling. Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.

Compliance with Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local and foreign governmental regulations. We may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

Employees

We primarily used the services of sub-contractors and consultants for manual labour exploration work and drilling on our properties. Our Director, Mr. David DeMartini is our technical advisor.

On October 26, 2006 the Company entered into a management service agreement with Mr. Leonard MacMillan for consulting services for Mr. MacMillan to act as the vice president of the Company. The consideration is $2,500 per month. The terms of the agreement were not specified and may be terminated by either party upon thirty days written notice to each other.  This agreement was terminated on May 25, 2009.

On September 1, 2008, the Company entered into a Controller Agreement with CAB Financial Services Ltd. for accounting and controller services of CAB on a continuing basis for a consideration of CAD$4,500 per month plus GST.  This agreement was terminated on May 11, 2009.

On May 12, 2009 the Company entered into a six month consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province in British Columbia.  BKB Management Ltd. is a consulting company controlled by the chief financial officer and director for a consideration of CAD $4,500 per month plus GST.  This agreement replaces the September 1, 2008, Controller Agreement with CAB Financial Services Ltd.

On November 27, 2008, the Company entered into a consulting agreement with CAB Financial Services Ltd., a corporation organized under the laws of the Province of British Columbia.  CAB Financial Services is a consulting company controlled by the chairman of the board and the chief executive officer of the Company.  The consulting services provided by CAB Financial Services is on a continuing basis for a consideration of $8,000 per month plus GST.  CAB Financial Services Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

On September 9, 2009, the Company appointed Mr. David DeMartini to the Board of Directors.

Research and Development

We have incurred $Nil in research and development expenditures over the last fiscal year.

Item 1A.

Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

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

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $330,167 and working capital deficiency of $659,185 as of our year ended October 31, 2009. We currently do not generate significant revenues from our operations. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

For the fiscal year 2009, we have earned revenues of $421,955.   We currently have only modest oil or gas reserves that are deemed proved, probable or possible pursuant to American standards of disclosure for oil and gas activities. We have participated in the drilling of one well in Alberta, Canada, and also have participated in the drilling of wells in Mississippi, USA.

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

We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

The oil and natural gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and natural gas industry is intensely competitive. Although we do not compete with other oil and gas companies for the sale of any oil and gas that we may produce, as there is sufficient demand in the world market for these products, we compete with numerous individuals and companies, including many major oil and natural gas companies which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

There can be no assurance that we will discover oil or natural gas in any commercial quantity on our properties.

Exploration for economic reserves of oil and natural gas is subject to a number of risks. There is competition for the acquisition of available oil and natural gas properties. Few properties that are explored are ultimately developed into producing oil and/or natural gas wells. If we cannot discover oil or natural gas in any commercial quantity thereon, our business will fail.

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

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and natural gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and natural gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and natural gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and natural gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and natural gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour natural gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of oil and natural gas exploration and development is subject to substantial regulation under various countries laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and natural gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and natural gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties subject to our farm-out agreements and the oil and natural gas industry generally will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Our success is largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as resource exploration. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

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

Our independent certified public accounting firm, in the notes to the audited  financial statements for the year ended October 31, 2009 states that there is a substantial doubt that we will be able to continue as a going concern.

As at October 31, 2009, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

Risks Associated with Our Common Stock

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

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

Other Risks

Because majority of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against them for misconduct and you may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers except for one are nationals and/or residents of countries other than the United States and all or a substantial portion of their assets are located in the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.

Unresolved Staff Comments

Not Applicable.

Item 2.

Properties

Executive Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia, V6E 4A4, for which we share 250 square feet of office space, which includes one executive office for a monthly rental of CAD$1,337. Our telephone number is (604) 602-1675. We have another office located in Kelowna, which for which we share 1,500 square feet of office space, which includes two executive offices. Our current locations provide adequate office space for our purposes at this stage of our development.

Resource Properties

As at October 31, 2009, the Company currently o wns a 32% gross working interest in 13 wells; a 45% gross working interest in 7 wells; and a 60% gross working interest in 43 wells (of which 38 remain to be drilled); all located in Mississippi under various agreements with Griffin and Griffin Exploration, L.L.C. The most significant of these wells are the producing oil wells PP F-12-1 and PP F-12-3 located within the Belmont Lake oil field which is itself located in the Palmetto Point region. The Belmont Lake oil field is onshore, as are all of the Company’s wells, but located in a flood plain of the Mississippi River which forces seasonal constraints on certain field activities. Additional details of these interests are noted below and not all of these wells were successful.

A description of the Company’s Palmetto Point Project and Frio-Wilcox Project follow.  For a description of the Company’s other properties, please see the section titled “Significant Acquisitions and Dispositions”.

Mississippi: Palmetto Point Project

On December 21, 2005, the Company agreed to purchase a 20% gross working and revenue interest in a 10 well drilling program in Palmetto Point, Mississippi owned by Griffin & Griffin Exploration (“Griffin”) for cash payments of $700,000, comprised of $220,000 paid upon entering the Agreement and the remaining balance of $480,000 paid on January 17, 2006.  The Company applied the full cost method to account for its oil and gas properties and as of July 31, 2009, seven wells were found to be proved wells, and three wells were found impaired.  One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present.  The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.  Palmetto Point is approximately 150 miles southwest of Jackson, Mississippi and approximately 50 miles north/northwest of Baton Rouge, Louisiana.  It is 30 miles west of Woodville, Mississippi off of State Highway 33 and is entirely within Wilkinson County.

There were no further costs to the Company in earning its interest in the 10 well drilling program, including well development costs or pipeline connections. Griffin has agreed that the leases held by it covering any mineral estate underlying the applicable well site acreage shall not provide for more than twenty-five (25%) percent royalty and overriding royalty interest. The Company’s net interest in any oil and gas produced is calculated by subtracting the applicable royalties from its 20% gross interest. Consequently, its original net working interest in the drilling program was a minimum fifteen (15%) percent net working interest. Griffin conducted the Drilling Program in its capacity as Operator and receives a 15% carried interest.

One of these original 10 wells was the PP F-12-1 well, which was the discovery well of a field now known as the Belmont Lake field. All of these original 10 wells were targeting the Frio geological formation of the Cenozoic era and Oligocene series, which is characterized in this region as a generally shallow, sandstone-rich layer. In this area of Mississippi, the Frio geologic formation is generally found between 2,000 and 4,500 foot depth from surface.

On September 22, 2006, the Company elected to participate in an additional two-well program in Palmetto Point, Mississippi owned by Griffin by paying an additional $140,000 (paid).  The Company earned the same 20% gross interest in the two (2) additional wells (12 wells total and all drilled) and subsequently increased its gross interest to 32% in these 12 wells, or a net revenue interest of 20.802815%.  As of July 31, 2009, the two wells were found to be proved wells.

On June 23, 2007, the Company acquired an assignment of a 10% gross working interest in the Palmetto Point wells described above from a third party for $520,000 which was payable by a secured loan.  The $520,000 loan was valued at a Net Present Value of $501,922, which is the capitalized amount. The Company calculated the net present value of the secured loan payable by applying 8% interest rate, which was based on a T-bill rate of 4.28% plus a risk premium.

On October 4, 2007, the Company elected to participate in the drilling of the PP F-12-3 well in Palmetto Point, Mississippi which was conducted by Griffin.  This well was the second well drilled in the Belmont Lake oil field. The Company had a 30% gross working interest and paid $266,348.  On July 31, 2008, the Company accrued and paid an additional cost of $127,707 for the workovers of wells PP F-12 and PP F-12-3.  PP F-12 has had intermittent production from October 2007, and PP F-12-3 has had intermittent production from November 2007.

On April 3, 2009, the Company entered into an Asset Purchase Agreement with Delta Oil & Gas, Inc., and The Stallion Group to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire an additional two percent (2%) working interest in the proven Belmont Lake oil and gas field and an additional 10% working interest in potential nearby exploration wells.  Total working interest for Belmont Lake as of July 31, 2009 is 32%; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of October 31, 2009, is 60%.

As of October 31, 2009, the Company accrued and paid an additional $129,402 for additional interest and workovers of wells PP F-12 and PP F12-3.

As of December 24, 2009, the status of the Palmetto Point, Mississippi wells is as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Shut-in
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Shut-in
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Shut-in
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Shut-in
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Shut-in
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-6B		July 27/06	Frio Gas		Producing
PP F-52A		July 27/06	Frio Gas		Shut-in
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing

Mississippi and Louisiana: Frio-Wilcox Project

After participating in the Palmetto Point project, the Company entered into a separate agreement that expanded both its percentage interest in future wells, and also expanded the geographical area on which those wells could be drilled.

On August 3, 2006, the Company entered into a Phase II agreement with Griffin, to acquire a working interest in multiple zones of potential oil and gas production in Mississippi and Louisiana.  This agreement contemplates up to a 50 well drill program, which are exclusive to the participants, for Wilcox and Frio wells, at the Company’s option, within the defined area of mutual interest (“AMI”).  From these 50 prospects, Griffin and the participants will select all drill locations with the expectation that the wells will be drilled to depths sufficient to test prospectively for producible hydrocarbons from the top of the Frio Formation to the bottom of the Wilcox Formation.

These 50 wells are in addition to all wells drilled under the original 10-well agreement and also in addition to any development wells to be drilled at the Belmont Lake oil field discovery. The AMI includes over 200,000 gross acres located non-contiguously between Southwest Mississippi and North East Louisiana which include the approximately 32,000 acres of the Palmetto Point area but also include other areas.

The Company had contracted to assume a 40% gross interest in this AMI, meaning it was obligated to pay 40% of costs related to licensing, permitting, drilling, completion and all other related costs. Upon payment of 40% of the costs, the Company earned a net 32% of all production from all producible zones to the base of the Frio formation (Frio Targets); and, 30% of all production to the base of the Wilcox formation (Wilcox Targets).  All working interests are to be registered in the name of the Company.  This 50-well AMI is intended to be drilled in several stages.

The Company’s pro rate share of the first stage had a total cost $1.6 million. As of October 31 2007, the Company had placed $1,600,000 in trust to completely fund this initial commitment. During the drill program, an unrelated third party participant elected not to continue their participation in the program, and we assumed our pro-rata portion of their 10% gross working interest as our own, at no additional cost, bringing our total gross working interest in the seven (7) wells and their leases (Initial AMI Drilling Program), to 45%.

On June 21, 2007, the Company acquired an additional 10% from a third party for all rights, title and benefits excluding the seven wells drilled under the AMI Agreement between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells (Subsequent AMI Drilling Program). This brought our interest in the remaining 43 wells to 50% and we drilled 5 wells under this arrangement.

On April 3, 2009, the Company acquired an additional 10% working interest in the 38 exploration wells remaining to be drilled, bringing its total gross working interest to 60% in the 38 wells that remain to be drilled of this original 50-well option in over 140,000 acres surrounding Belmont Lake in all directions.

On August 28, 2009, the Company entered into four separate assignment agreements, three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Golden Aria Corp, a company with related management, has acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, has acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and 0743868 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 11.6% gross interest in the non-consent interest in the 12-4 well.

Initial AMI Drilling Program

The Company’s pro rate share of the first stage had a total cost $1.6 million. As of October 31 2007, the Company had placed $1,600,000 in trust to completely fund this initial commitment. During the drill program, an unrelated third party participant elected not to continue their participation in the program, and we assumed our pro-rata portion of their 10% gross working interest as our own, at no additional cost, bringing our total gross working interest in these seven (7) drilled wells and their leases, to 45%.

The Company successfully drilled and completed seven (7) wells under this drilling program.  Certain wells were placed into production.

Details of the drill program are outlined below:

In December 2006, the first well CMR-US 39-14 was found to have sufficient hydrocarbons to become economic.  USA 1-37 and BR F-33 had started intermittent production from November 2007.  The Company applied the full cost method to account for its oil and gas properties.

As at January 31, 2007, the Company abandoned Dixon #1 due to no economic hydrocarbons being present and $162,420 of drilling costs was added to the capitalized costs.  The Dixon #1 was the only Wilcox well the Company has drilled to date.  Every other well it has participated in located in Mississippi and Louisiana is a Frio well. Slightly deeper than the Frio targets, but also of the Cenozoic era, the Wilcox geologic formation is of the Eocene series, generally found at depths of less than 8,000 feet.

On June 2, 2007, the Company abandoned Randall #1 and $107,672 drilling costs were added to the capitalized costs in determination of depletion expense.

During August to October 2007, three additional wells, PP F-90, PP F-100, and PP F-111 were drilled in the area.  These Frio wells were abandoned due to modest gas shows and a total of $306,562 drilling costs was added to the capitalized costs in determination of depletion expense.

During December 2007, two additional wells, PP F-6A and PP F-83, were drilled and were plugged and abandoned due to non-economic gas shows.  A total of $247,086 drilling costs were added to the capitalized costs in determination of depletion expense.

The results of the initial drill program are as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
CMR-USA-39- 14 RB F-3	Sept. 8/06	Sept. 12/06	Frio Gas 14 ft.	3,200	Shut-in
Dixon #1	Jan. 03/07	Jan. 20/07	Wilcox Target; Dry	8,650	Plug & abandon
Faust #1, TEC F-1	Feb. 05/07	Feb. 11/07	Frio Gas 9 ft	5,350	Shut-in
CMR/BR F-24	Feb. 20/07	Feb. 24/07	Frio Gas	3,250	Shut-in
RB F-1 Red Bug #2	May 08/07	May 13/07	Frio Gas 10 ft	3,180	Shut-in
BR F-33	May 20/07	May 24/07	Frio Gas 12 ft	3,837	Shut-in
Randall #1 Closure F-4	May 27/07	June 03/07	Frio Target: Dry	5,100	Plug & abandon

Subsequent AMI Drilling Program

As of April 30, 2008, five additional wells were drilled under the 50-well AMI. Each of these wells encountered non commercial quantities of hydrocarbons and were plugged and abandoned.

Significant Acquisitions and Dispositions

Oklahoma: Owl Creek Prospect

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

Alberta, Canada: Strachan Leduc Reef

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

1.

In the Spacing Unit for the Earning Well:

a.

A 2.000% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the formation; and

b.

A 4.000% interest in the natural gas in the Leduc formation before payout subject to payment of the Overriding Royalty which is convertible upon payout at royalty owners option to 50% of the Farmee’s Interest;

2.

A 1.600% interest in the rights below the base of the Shunda formation in Section 10, Township 38, Range 9W5M; and

3.

A 1.289% interest in the rights below the base of the Shunda formation in Sections 15 and 16, Township 38, Range 9W5M down to the base as shown in the schedule attached to the agreement dated September 23, 2005.

The Company wrote down the cost of the property to a nominal value of $1 as the future realization of the property is uncertain.

Subsequent to the year end, the Company’s working interest in Strachan Leduc Reef property has expired.

Option Agreement

On April 17, 2008, the Company entered into an option purchase agreement with a third party for a non-refundable fee of $25,000 (paid).  Pursuant to the option agreement, the Company had the exclusive right and option to purchase on the terms and conditions set forth in the agreement all of the right, title and interest of every kind and nature set forth and established in that certain operating agreement dated January 5, 2006 covering the joint development as defined in Section I of said agreement, being a 50% working interest in those certain oil and gas fields commonly known as Palmetto Point and Belmont Lake.  The purchase would include the total current 13 existing wells and lease associated with those 13 wells and all potential future wells drilled on any of these leases are included in this Option Agreement and defined as: F-40, F-118, F-121, F-7, F-39, F-42, F-36-2, F-4, F-29, F-12-1, F-6B, F-52A and F-12-3.  The option was irrevocable for a period of 60 days from the date hereof and the contemplated purchase price was US$4,500,000 at the time the option is exercised.

On June 2, 2008, the option agreement was amended to provide until June 30, 2008 to close the proposed transaction; for the Company to pay an additional $25,000 non-refundable deposit; and to adjust the total purchase price to US $4,689,000 at the time the option is exercised.

The amended option agreement has since expired and the contemplated purchase did not occur.

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended October 31, 2009, 2008 and 2007.

	For the fiscal year ended October 31, 2009	For the fiscal year ended October 31, 2008	For the fiscal year ended October 31, 2007
Production Data:
Natural gas (Mcf)	13,138	58,791	39,044
Oil (Bbls)	7,461	5,522	528
Average Prices:
Natural gas (per Mcf)	$3.77	$8.52	$3.88
Oil (per Bbl)	$50.00	$101.28	$69.78
Production Costs:
Natural gas (per Mcf)	$9.43	$3.71	$3.13
Oil (per Bbl)	$11.00	$23.70	$5.26

Productive Wells

The following table summarizes information at October 31, 2009, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by the Company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Mississippi	2	5	7	0.2080	0.27	0.478

Total	2	5	7	0.2080	.27	0.478

Unaudited Oil and Gas Reserve Quantities

The unaudited reserve estimates for Mississippi, as of October 31, 2009, were prepared by Veazey & Associates, an independent petroleum engineering firm.

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

Unaudited net quantities of proved developed and undeveloped reserves of crude oil and natural gas (all located within United States) are as follows:

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	5,720,664
Future production costs	(1,402,127)
Future development costs	(257,289)
Future net cash flows	4,061,248
10% annual discount for estimated timing of cash flows	(572,674)
Standardized measure of discounted future net cash flows	3,488,574

Year-end price per Mcf of natural gas used in making standardized measure determinations as of October 31, 2009 was $4.15. Year-end price per Bbl of oil used in making these same calculations was $73.00.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of October 31, 2009.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	76.66	179.42	106.56
Adjustments of reserves in place	8.11	(145.73)	(16.17)
Productions	(7.59)	(12.89)	(9.74)
End of year reserves	77.18	20.80	80.65

Proved developed reserves:
Beginning of the year reserve	35.74	179.42	65.64
End of year reserves	26.63	20.80	30.10

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of October 31, 2009.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.  Developed acres are acres, which are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties.  The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net

Mississippi	220	132	1,160	241.31
Total	220	132	1,160	241.31

Drilling Activity

The following table sets forth our drilling activity during the years ended October 31, 2009, 2008 and 2007.

	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive					6	1.433
Dry			2.72		6	2.16

Development wells:
Productive					1.195
Dry

Total wells			2.72		13	3.788

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our Company.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “LXRP.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
January 31, 2008	$4.92	$2.80
April 30, 2008	$3.92	$1.28
July 31, 2008	$3.00	$0.80
October 31, 2008	$1.60	$0.40
January 31, 2009	$0.32	$0.32
April 30, 2009	$0.16	$0.16
July 31, 2009	$0.16	$0.16
October 31, 2009	$0.16	$0.14

(1)   Over-the-counter market quotations reflect inter-dealer prices without retail mark- up, mark-down or commission, and may not represent actual transactions.

(2) No high or low bid prices for our common stock were recorded for the period indicated.

On December 27, 2009, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.10. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of December 27, 2009, there were 47 holders of record of our common stock.  As of such date, 12,350,622 common shares were issued and outstanding.

Our common shares are issued in registered form. Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2009.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plan described below:

Stock Option Plan

Our current stock option plan, entitled the 2007 Equity Incentive Stock Option Plan was approved by our shareholders on April 25, 2007 and filed Form S-8 on May 7, 2009. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at October 31, 2009.

On July 23, 2009 the Company had a 1 for 4 share consolidation.  The 2,000,000 maximum granting of stock options has now been reduced to 500,000 stock options.

On July 8, 2009, the Company granted 75,000 stock options to directors and consultant of the Company with exercise prices of $0.20, vested immediately, and re-priced 325,000 of the previously issued stock options to $0.20 that expire over 1.72 years.

As at the date of the annual report, there were no stock options exercised.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	500,0001)	$0.20(2)	Nil
Total	500,000		Nil

(1)

On July 8, 2009, the exercise price of  325,000 stock options were re-priced to $0.20 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2009.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended October 31, 2009 and 2008

Our net loss and comprehensive loss for our year ended October 31, 2009, for our year ended October 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Year Ended October 31, 2009 $	Year Ended October 31, 2008 $	Change Between Year Ended October 31, 2009 and Year Ended October 31, 2008 $
Revenue	$421,955	$900,789	$(478,834)
Other (income)expenses	(94)	(4,093)	3,999
General and administrative	627,300	970,627	(343,327)
Interest expense	160,121	103,856	56,265
Write down in carrying value of oil and gas properties	Nil	108,071	(108,071)
Consulting fees	165,959	187,461	(21,502)
Oil and gas operating expenses	207,447	352,831	(145,384)
Professional Fees	69,928	90,160	(20,232)
Net Income (loss)	(753,573)	(978,490)	224,917

Revenue

The decrease in our oil and gas revenues for our year ended October 31, 2009 was largely due to lower production volumes and to lower prices received for oil and gas sales.

General and Administrative

The decrease in our general and administrative expenses for our year ended October 31, 2009 was due to no write down of oil and gas properties.

Professional Fees

There was a decrease in accounting, audit and legal fees for our year ended October 31, 2009.  In the year ended October 31, 2008 the fees were higher due to the setting up of the stock option plan.

Interest Expense

The increase in interest expense for our year ended October 31, 2009 is due to the outstanding loan made to the Company.

Oil and Gas Operating Expenses

The decrease in oil and gas operating expenses for our year ended October 31, 2009 was due to the lower production volumes for oil and gas.

Liquidity and Financial Condition

Working Capital	At October 31,	At October 31,
	2009	2008
Current assets	$372,362	$691,325
Current liabilities	1,031,547	276,975
Working capital	$(659,185)	$414,350
Cash Flows	Year Ended
	October 31,	October 31
	2009	2008
Cash flows from (used in) operating activities	$(36,402)	29,035
Cash flows (used in) investing activities	(223,826)	(376,413)
Cash flows from (used in) financing activities	(79,238)	938,950
Net increase (decrease) in cash during year	$(339,466)	591,572

Operating Activities

Net cash used in operating activities was $36,402 for our year ended October 31, 2009 compared with cash provided in operating activities of $29,035 in the same period in 2008.  This difference was largely due to lower revenue due in part to lower oil and gas prices, and offset by the increase of accounts payable.

Investing Activities

Net cash used in investing activities was $223,826 for our year ended October 31, 2009 compared to net cash used in investing activities of $376,413 in the same period in 2008 was mainly attributable to the oil and gas costs for Belmont Lake.

Financing Activities

Net cash used in financing activities was $79,238 for our year ended October 31, 2009 compared to net cash provided of $938,950 in the same period in 2008.  This was largely from the private placement in 2008 and the proceeds from a loan payable.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $753,573 for the year ended October 31, 2009 [2008 – net loss of $978,490] and at October 31, 2009 had a deficit accumulated during the exploration stage of $3,371,930 [2008 – $2,618,357]. The Company generated revenue of $421,955 for the year ended October 31, 2009 [2008 - $900,789].  The Company has working capital deficiency of $659,185 as at October 31, 2009.  The Company requires additional funds to maintain its existing operations and to acquire new business assets.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms.  The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements are critical to an understanding of our financial statements.

 Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”(“SFAS No. 141”)(ASC 805).  SFAS 141 (R)(ASC 805) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged.  Consistent with SFAS 141, SFAS 141 (R) (ASC 805) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved.  SFAS 141 (R)(ASC 805) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”(ASC 810). SFAS 160(ASC 810) requires companies with non controlling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity.  The non controlling interest’s portion of net income must also be clearly presented on the Income Statement.  SFAS 160(ASC 810) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161")(ASC 815), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161(ASC 815) requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133(ASC 815) "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161(ASC 815) is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”)(ASC 350). FSP 142-3(ASC 350) amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142(ASC 350), “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3(ASC 350) is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”)(ASC 470). FSP APB 14-1(ASC 470) clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1(ASC 470) specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1(ASC 470) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1(ASC 470) beginning in the first quarter of 2010, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4")(ASC 820), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157(ASC 820), Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1")(ASC 825 and ASC 270), Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107(ASC 825), Disclosure about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

On April 1, 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2")(ASC 320 and ASC 958), Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued FASB No. 166 (ASC 860), Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (ASC 860/ASC 405). SFAS 166(ASC 860) requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166(ASC 860) is effective for fiscal years beginning after November 15, 2009.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

Chang Lee LLP

Chartered Accountants

606 – 815 Hornby Street

Vancouver, B.C, V6Z 2E6

Tel:  604-687-3776

Fax: 604-688-3373

E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LEXARIA CORP.

We have audited the balance sheets of LEXARIA Corp. (“the Company”) as at October 31, 2009 and 2008 and the related statements of stockholders’ equity and comprehensive income, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada

January 18, 2010

Chartered Accountants

LEXARIA CORP.
BALANCE SHEETS As of October 31, 2009
(Expressed in U.S. Dollars)
	October 31	OCTOBER 31
	2009	2008
ASSETS

Current
Cash and cash equivalents	$330,167	$669,633
Accounts receivable	42,195	15,506
Prepaid expenses and deposit	-	6,186
Total Current Assets	372,362	691,325
Capital assets, net	1,445	2,699
Oil and gas properties (Note 5)
Proved property	2,823,277	3,034,750
Unproved properties	132,034	34,265
	2,955,311	3,069,015
TOTAL ASSETS	$3,329,118	$3,763,039

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$240,983	$2,695
Loan payable (Note 6 and 7)	788,795	272,511
Due to a related party	1,769	1,769
Total Current Liabilities	1,031,547	276,975

Loan Payable (Note 7)	-	723,857
TOTAL LIABILITIES	1,031,547	1,000,832

STOCKHOLDERS' EQUITY

Share Capital
Authorized:
18,750,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 10,732,870 common shares at October 31,
2009 (6,092,370 common shares at October 31, 2008)	10,733	6,092
Additional paid-in capital	5,658,768	5,374,472
Deficit	(3,371,930)	(2,618,357)

Total Stockholders' Equity	2,297,571	2,762,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,329,118	3,763,039

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For the year ended October 31, 2009
(Expressed in U.S. Dollars)

	Year ended
	October 31
	2009	2008
Revenue
Natural gas and oil revenue	421,955	900,789
Cost of revenue
Natural gas and oil operating costs	207,447	352,831
Depletion	340,875	451,843
Write down in carrying value of oil & gas properties	-	108,071
	548,322	912,745
Gross profit (loss)	(126,367)	(11,956)

Expenses

Accounting and audit	31,958	54,862

Insurance	8,103	10,140

Advertising and promotions	930	4,110

Bank charges and exchange loss	98,210	(26,497)

Stock Based Compensation	56,912	-
Consulting (note 8)	165,959	187,461

Depreciation	1,254	1,275

Fees and Dues	24,530	13,903
Interest expense from loan payable (note 6 and 7)	160,121	103,856
Investor relation	5,821	118,916

Legal and professional	37,970	35,298

Office and miscellaneous	1,982	7,640

Rent	13,590	11,960

Telephone	4,009	4,010

Taxes	6,958	7,138

Training	350	2,832

Travel	8,643	28,317
Write down of oil and gas property	-	405,406
	627,300	970,627

(Loss) for the period before other income	(753,667)	(982,583)

Other Income
Interest income	94	4,093

Net (loss) for the year	(753,573)	(978,490)

Basic and diluted (loss) per share	(0.10)	(0.16)

Weighted average number of common shares outstanding
- Basic and diluted	7,327,478	5,980,363

  The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF CASH FLOWS
For the year ended October 31, 2009
(Expressed in U.S. Dollars)

	October 31 2009	October 31 2008

Cash flows used in operating activities

Net (loss)	$ (753,573)	$ (978,490)

Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation	56,912	-
Imputed Interest for non-interest bearing loan		4,000
Depreciation	1,254	1,275
Depletion	340,875	451,843
Write down in carrying value of oil and gas properties		108,071
Impairment of oil and gas acquisition cost	-	405,406
Foreign exchange gain / loss	88,165	(33,128)
Accredited interest on loan payable	15,525	(6,536)
Stock based compensation per IR Marketing Agreement	-	75,469

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(26,689)	22,807
(Increase)/ Decrease in prepaid expenses and deposit	6,186	11,431
Increase in accounts payable	234,943	(16,700)
Increase/(Decrease) in accrued liabilities	-	(10,896)
Increase /(Decrease) in due to related party	-	(5,517)

Net cash (used in) operating activities	(36,402)	29,035

Cash flows (used in) from investing activities
Oil and gas property acquisition and exploration costs	(223,826)	(579,373)
Proceeds from 3rd party in acquisition and exploration costs	-
Proceeds from sales of oil and gas property	-	206,021
Purchase of computer equipment	-	(3,061)

Net cash (used in) investing activities	(223,826)	(376,413)

Cash flows from financing activities
Payments of loan payable	(266,263)	(196,000)
Proceeds from private placement	182,250	245,000
Proceeds from Warrant exercise	4,775	-
Proceeds from loan payable	-	889,950

Net cash (used in) from financing activities	(79,238)	938,950

Increase (Decrease) in cash and cash equivalents	(339,466)	591,572
Cash and cash equivalents, beginning of year	669,633	78,061

Cash and cash equivalents, end of year	$330,167	669,633

The accompanying notes are an integral part of these financial statements

LEXARIA CORP.
STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the year ended October 31, 2009
(Expressed in U.S. Dollars)
	COMMON STOCK
			ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2007	5,939,245	$ 5,939	$ 5,028,836	$ (1,639,867)	$ 3,394,908
Compensation earned for the period	-	-	75,468	-	75,468
per IR Marketing Agreement
Issuance of common stock per Subscription
Agreement at $1.60 per share	153,125	153	244,847		245,000
Imputed interest for non-interest bearing
Loan to related party			4,000		4,000
Warrants issued in connection with
loan payable			21,321		21,321
Comprehensive income (loss):
(Loss) for the year	-	-	-	(978,490)	(978,490)
Balance, October 31, 2008	6,092,370	$ 6,092	$ 5,374,472	$ (2,618,357)	$ 2,762,207
Stock Options granted at exercise price of $0.48 per share			20,194		20,194
Stock Options granted at exercise price of $0.20 per share			9,254		9,254
Stock options re-priced at exercise price of $0.20 per share			27,464		27,464
Issuance of common stock per Subscription
Agreement at $0.05 per share	4,545,000	4,545	222,705		227,250
Warrant exercise per Loan Agreement at
$0.05 per share	95,500	96	4,679		4,775
Comprehensive income (loss):
(Loss) for the period				(753,573)	(753,573)

Balance, October 31, 2009	10,732,870	10,733	5,658,768	(3,371,930)	2,297,571

 The accompanying notes are an integral part of these financial statements

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
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

2.

Business Risk and Liquidity

The Company is subject to several categories of risk associated with its operating activities.  Natural gas and oil exploration and production is a speculative business and involves a high degree of risk.  Among the factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

3.

Significant Accounting Policies

a)

Principles of Accounting

These financial statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

b)    Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At October 31, 2009, the Company had no overproduced imbalances.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d)

c)    Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As of October 31, 2009, cash and cash equivalents consist of cash only.

d)    Oil and Gas Properties

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

Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.

Pursuant to full cost accounting rules, the Company must perform a ceiling test periodically on its proved oil and gas assets. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, an impairment charge would be recognized to the extent of the excess capitalized costs.

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

e)    Stock-Based Compensation

The Company adopted SFAS No. 123(revised)(ASCASC 718 and ASC505), "Share-Based Payment", to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  SFAS No. 123(revised)(ASC 718 and ASC505) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d)

f)    Accounting Estimates

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

g)       Capital Assets

The capital asset represents computer equipment which is carried at cost and is amortized over its estimated useful life of 3 years straight-line. Computer equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

       h)    Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period.  The Company has adopted SFAS No.128 (ASC 260) “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

      i)     Foreign Currency Translations

The Company’s operations are located in the United States of America and Canada, and it has an office in Canada.  The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense that was acquired or incurred in a foreign currency is translated into U.S. dollars by the using of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are translated at the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

j)     Financial Instruments

SFAS No. 157(ASC 820) “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157(ASC 820) establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157(ASC 820) prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d)

j)     Financial Instruments (cont’d)

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and loan payable and due to related parties. Pursuant to SFAS No. 157(ASC 820), the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company is located in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

k)     Income Taxes

The Company has adopted statement of Financial Accounting Standards No. 109 (SFAS 109)(ASC 740820), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

l)Long-Lived Assets Impairment

Long-term assets of the Company are reviewed for impairment when circumstances indicate the carrying value may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144)(ASC 360), Accounting for the impairment or Disposal of Long-Lived Assets.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

m)    Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 (ASC 410) “Accounting for Asset Retirement Obligations”.  SFAS 143(ASC 410) requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  The Company had no asset retirement obligation as of October 31, 2009.

n)   Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130)(ASC 220), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those transactions resulting from investments by owners and distributions to owners.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d)

o)    Concentration of credit risk

The Company places its cash and cash equivalent with high credit quality financial institution.  As of October 31, 2009, the Company had approximately $330,167 in a bank beyond insured limit (October 31, 2008: $669,633).

p)    New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007)(ASC 805), “Business Combinations”.  SFAS 141 (R)(ASC 805) applies the acquisition method of accounting for business combinations established in SFAS 141(ASC 805) to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged.  Consistent with SFAS 141(ASC 805), SFAS 141 (R)(ASC 805) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved.  SFAS 141 (R)(ASC 805) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160(ASC 810), “Non controlling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.SFAS 160(ASC 810) requires companies with non controlling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity.  The non controlling interest’s portion of net income must also be clearly presented on the Income Statement.  SFAS 160(ASC 810) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161")(ASC 815), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161(ASC 815) requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133(ASC 815) "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161(ASC 815) is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”)(ASC 350). FSP 142-3(ASC 350) amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142(ASC 350), “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3(ASC 350) is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d)

p)    New Accounting Pronouncements (cont’d)

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1(ASC 470), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”)(ASC 470). FSP APB 14-1(ASC 470) clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  Additionally, FSP APB 14-1(ASC 470) specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1(ASC 470) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1(ASC 470) beginning in the first quarter of 2010, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4")(ASC 820), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157(ASC 820), Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1")(ASC 825 and ASC 270), Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107(ASC 825), Disclosure about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

On April 1, 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2")(ASC 320 and ASC 958), Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

(ASC 105)(ASC 105)In June 2009, the FASB issued FASB No. 166(ASC 860), Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166(ASC 860) requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140(ASC 860). SFAS 166(ASC 860) is effective for fiscal years beginning after November 15, 2009.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d)

p)    New Accounting Pronouncements (cont’d)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.

Capital Stock

Share Issuances

On July 18, 2008, the Company issued common shares for a private placement which comprised of the sale of 153,125 units at the price of $1.60 per unit, (612,500 units at the price of $0.40 per unit pre-consolidation) for total proceeds of $245,000.  Each unit is comprised of one restricted share and one warrant to purchase one additional share of common stock at a price of $2.40 (612,500 warrants at an exercise price of $0.60 pre-consolidation) , exercisable until June 30, 2011.

In connection with the promissory notes agreement dated October 27, 2008, the Company issued a total of 390,000 (1,560,000 pre-consolidation) warrants which two warrants entitle a holder to purchase a common share of the Company of which 195,000 (780,000 pre-consolidation) warrants are eligible at $0.05 (adjusted price) and expire October 27, 2009; and 195,000 (780,000 pre-consolidation) warrants are eligible at $0.05 (adjusted price) per share and expire October 27, 2010.

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

On July 22, 2009 the Company completed an equity financing and issued 4,545,000 unit at the price of $0.05 per unit of common stock, so that effective July 22, 2009, the Company has 10,637,370 shares of common stock issued and outstanding.  All shares and warrants issued were restricted under applicable securities rules.

On October 21, 2009 191,000 warrants were exercised for 95,500 common shares for a total proceed of $4,775.

As at October 31, 2009, Lexaria Corp. has 10,732,870 shares issued and outstanding and 5,893,125 warrants issued and outstanding.

A summary of warrants as at October 31, 2009 is as follows:

2008	Number		Exercise	Expiry
Type	Outstanding		Price	Date

Warrants	1,000,000	1	$2.40	November 9, 2009
	153,125	1	$2.40	June 30, 2011
	4,545,000	1	$0.20	July 10,2011
	195,000	2	$0.05	October 27, 2010

1.  Each warrant entitles a holder to purchase one common share.

2.  Two warrants entitle a holder to purchase one common share.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

5.

Oil and Gas Properties

(a)     Proved properties

(1) Palmetto Point Project

On December 21, 2005, the Company agreed to purchase a 20% working and revenue interest in a 10 well drilling program in Mississippi owned by Griffin & Griffin Exploration for $700,000.  Concurrent with signing the Company paid $220,000 and January 17, 2006 the Company paid the remaining $480,000.  The Company applied the full cost method to account for its oil and gas properties, seven wells were found to be proved wells, and three wells were found impaired.  One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present.  The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire additional 2% working interest in the proven Belmont Lake oil and gas and an additional 10% working interest in potential nearby exploration wells.  Total working interest for Belmont Lake is 32%; and total  working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions is 60%.

The Company had a short-lived opportunity to acquire additional fractional interests in the upcoming Belmont Lake 12-4 well which is expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including Lexaria. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, the Company entered into four separate assignment agreements, three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Golden Aria Corp, a company with related management, has acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, has acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and 0743868 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 11.60% gross interest in the non-consent interest in the 12-4 well.

As of October 31, 2009, the Company accrued and paid an additional $129,402 for additional interest and workovers of wells PP F-12 and PP F12-3.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

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

Properties	October 31, 2008	Addition	Depletion for the period		Write down in Carrying Value	October 31, 2009
U.S.A. – Proved property	$3,034,750	$129,402	$(340,875)	$		$2,823,277

Properties	October 31, 2007	Addition	Depletion for the period	Write down in Carrying Value	October 31, 2008
U.S.A. – Proved property	$3,076,877	$517,786	$(451,843)	$(108,071)	$3,034,750

(b)

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

Unproved Properties

Properties	October 31, 2008	Addition	Cost added to capitalized cost/write down	October 31, 2009
U.S.A.-Unproved properties	$34,264	$122,769	$(25,000)	$132,033
Canada-Unproved properties	1	-		1
	$34,265	$122,769	$(25,000)	$132,034

Properties	October 31, 2007	Addition	Cost added to capitalized cost/write down	October 31, 2008
U.S.A.-Unproved properties	$178,699	$615,724	$(723,807)	$32,264
Canada-Unproved properties	405,407	-	(405,406)	1
	$584,106	$615,724	$(1,129,213)	$32,265

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

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

The Company wrote down the cost of the property to a nominal value of $1 as the future realization of the property is uncertain in the fiscal year 2008.

Subsequent to the year end, the Company’s working interest in Strachan Leduc Reef property has expired.

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire an additional 2% working interest in the proven Belmont Lake oil and gas field, and an additional 10% working interest in potential nearby exploration wells.  Further, the Company is required to pay $100 per month for a period of 4 years from the closing.  Total working interest for Belmont Lake as of October 31, 2009 is 32%; and total  working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of October 31, 2009, is 60%.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

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

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

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

On May 13, 2008 the Company entered into an Assignment of Debt between 0743868 BC Ltd. (the “Assignor”) and the President and shareholder of the Company (collectively the “Assignees”).    The Assignor has agreed to accept $46,000 from the Company in satisfaction of the outstanding amount and has agreed to assign the Assignees all of the Assignor’s right, title and interest in and to the $124,000 balance of the outstanding amount. As a result, the Assignor no longer has any claim against the Company.

On May 14, 2008 the Company entered into an unsecured Loan Agreement with each of the President and a shareholder of the Company for $62,000.  The purpose of this Loan Agreement is to set out terms of the arrangement by which the Company agrees to make a Loan of $124,000 at an interest rate of 16.8% and no set principal payments for one year available to the Company.  The purpose of the Loan Agreement is to provide the Company with capital funds for oil and gas exploration and/or general corporate purposes.  On October 27, 2008, the loan to the President in the amount of $62,000 was terminated.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

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

In connection with the Purchase Agreement, the Company issued a total of 390,000 (1,560,000 pre-consolidation) warrants which two warrants entitle a holder to purchase a common share of the Company of which 195,000 (780,000 pre-consolidation) warrants are eligible at $0.05 (adjusted price) and 195,000 (780,000 pre-consolidation) warrants are eligible at $0.05 (adjusted price) per share and expire October 27, 2009 and October 27, 2010, respectively.

The Company did not incur beneficiary conversion charges as the conversion price is greater than the fair value of the Company’s equity.

As at the date of the issuance of the above noted Promissory Note, the Company allocated CAD$21,321 and CAD$683,559 to warrants (additional paid-in capital) and Promissory Note based on their relative fair value.  On October 31, 2008, the allocated Promissory Note was revalued as $723,857 based on the effective interest rate of 18% per annum and related foreign exchange rate.

On July 10, 2009 the Purchasers converted $45,000 of the Promissory Note into equity at $0.05.

On October 27, 2009, 191,000 warrants were exercised for 95,500 common shares.  As at October 31, 2009 the Promissory Note is valued at $788,795 based on the effective interest rate of 20% per annum and related foreign exchange rate.

8.

Related Party Transactions

(a)    During the year ended October 31, 2009, the Company paid / accrued $117,721 to CAB Financial Services (“CAB”) (2008: $66,163), RMA Resource Management Associates (“RMA”) $20,000 (2008: $30,000), and BKB Management Ltd. (“BKB”) $26,740 (2008: nil) for management, accounting, and consulting services.  CAB is owned by the president of the Company and RMA is owned by a former vice president of the Company, BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$300,000 with CAB Financial Services Ltd. (See Note 7).  On July 10, 2009 $40,000 of the debt was converted to equity.  For the period ended, October 31, 2009, the Company accrued and paid interest expenses of CAD$51,832.

(c)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka. (See Note 7).  For the period ended, July 31, 2009, the Company accrued and paid interest expenses of CAD$72,000.

(d)

The Company had a short-lived opportunity to acquire additional fractional interests in the upcoming Belmont Lake 12-4 well which is expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including Lexaria. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, the Company entered into four separate assignment agreements, three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Golden Aria Corp, a company with related management, has acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, has acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and 0743868 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 11.6% gross interest in the non-consent interest in the 12-4 well.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

9.

Stock Options

On July 23, 2009, the Company had a 4 for 1 share consolidation.  The 2,000,000 maximum granting of stock options has now been reduced to 500,000 stock options.

In July 2009, the Company granted 75,000 stock options to directors and consultant of the Company with exercise prices of $0.20, vested immediately, and re-priced 325,000 of the previously issued stock options to $0.20 that expire over 1.72 years.   For the fiscal year ended October 31, 2009, the Company recorded a total of $56,912 for stock based compensation expenses.

A summary of the stock options for the year ended October 31, 2009 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2008	325,000	$ 3.24
Granted Expired	275,000 (100,000)	0.23* 3.20
Balance, October 31, 2009	500,000	$ 0.20*

*The exercise price is post re-priced.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Period ended October 31, 2009
Expected volatility	129.38%
Risk-free interest rate	1.48%
Expected life	2.28 years
Dividend yield	0.0%

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

A summary of weighted average fair value of stock options granted during the year ended October 31, 2009 is as follows:

Period ended October 31, 2009	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price is greater than market price at grant date:	$ 0.20	$ 0.16

The Company has the following options outstanding and exercisable.

October 31, 2009	Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
Exercise prices	of shares	contractual life	Price

$0.20 $0.48 $3.20	400,000 50,000 50,000	1.65 years 0.56 years 0.56 years	0.20 0.48 3.20
Total	500,000	1.43 years	0.53

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

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

11.      Income Tax

The Company's provision for income taxes comprise of the following:

	2009	2008

Current Tax Provision	$ Nil	$ Nil

Deferred Tax Provision	$ Nil	$ Nil

Tax Expense	$ Nil	$ Nil

Rate Reconciliation

Income taxes vary from the amount that would be computed by applying the statutory federal income tax rate of 35% for the following reasons:

	2009	2008

U.S. Federal Statutory Rate	$ (256,215)	$ (322,687)

Tax Benefit Not Recognized	$ 256,215	$ 322,687

Tax Expenses	$ Nil	$ Nil

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

		2009		2008
Deferred Tax Assets:
Net Operating Loss Carry forward		$706,235		$450,190
Oil and Gas Depletion		$333,136		$223,628
Valuation Allowance		$(1,039,371)		$(673,818)
Net Deferred Tax Assets	$	Nil	$	Nil

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

Changes in the valuation allowance relate primarily to net operating losses, resources expenditures and others which are not currently recognized. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising there from because at this time management believes it is more likely than not that the benefits will not be realized in future year.

For tax purpose, as of October 31, 2009, the Company has operating loss carry forwards of approximately $3,045,000 which expire in 2025 through 2029 as follow:

Year	Amount
2025	$ 76,000
2026	508,000
2027	1,056,000
2028	720,000
2029	685,000

Total	$ 3,045,000

12.

Segmented Information

The Company’s business is considered as operating in one segment (United States) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

13.

Comparative Figures

Certain 2008 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2009.

14.

Subsequent Events

In December, 2009 the Company closed its non-brokered private placement and raised proceeds of CAD $194,130, by issuing 1,617,752 common shares priced at CAD$0.12.

In accordance with SFAS No. 165 (ASC 855) “Subsequent Events”, the Company evaluated subsequent events through January 18, 2010, the date of issuance of the audited financial statements. During this period the Company did not have any material recognizable subsequent events except the above noted.

See Note 5 (b) (1)

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

15.

Supplemental Information On Natural Gas and Oil Exploration, Development and Production Activities (Unaudited):

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities:

The following summarizes the policies we used in the preparation of the accompanying natural gas and oil reserve disclosures, standardized measures of discounted future net cash flows from proved natural gas and oil reserves and the reconciliations of standardized measures from year to year. The information disclosed, as prescribed by the Statement of Financial Accounting Standards No. 69 (ASC 932), is an attempt to present the information in a manner comparable with industry peers.

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of October 31, 2009. These estimates were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	5,720,664
Future production costs	(1,402,127)
Future development costs	(257,289)
Future net cash flows	4,061,248
10% annual discount for estimated timing of cash flows	(572,674)
Standardized measure of discounted future net cash flows	3,488,574

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

Year-end price per Mcf of natural gas used in making standardized measure determinations as of October 31, 2009 was $4.15. Year-end price per Bbl of oil used in making these same calculations was $73.00.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of October 31, 2009.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	76.66	179.42	106.56
Adjustments of reserves in place	8.11	(145.73)	(16.17)
Productions	(7.59)	(12.89)	(9.74)
End of year reserves	77.18	20.80	80.65

Proved developed reserves:
Beginning of the year reserve	35.74	179.42	65.64
End of year reserves	26.63	20.80	30.10

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T).

Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

As of October 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Chris Bunka	Chairman, Director and Chief Executive Officer	48	October 26, 2006 February 14, 2007
Bal Bhullar	Chief Financial Officer and Director	40	May 12, 2009
David DeMartini	Director	67	September 8, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. Christopher Bunka Chairman/CEO

Mr. Bunka has served as our director, chairman, president and chief executive officer since October 26, 2006. From February 14, 2007 until May 12, 2009 he was the chief financial officer of our company. Since October 26, 2006 Mr. Bunka has successfully completed both equity and debt financings for the Company, completed the acquisition of additional oil & gas assets, disposed of other oil & gas assets, and restructured the Company. He has refocused the Company from one of natural gas exploration to that of development of existing oil reserves, and has engaged additional geophysical expertise in an attempt to better understand its exploration and development opportunities. Mr. Bunka has privately evaluated numerous oil and gas properties and investment opportunities for his private investments during the past 10 years.

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

From 1999 to 2002, Mr. Bunka was the President and CEO of Secure Enterprise Solutions (symbol SETP-OTC) (formerly Newsgurus.com, symbol NGUR-OTC). The Company subsequently changed its name to Edgetech Services and traded on the OTC with the symbol EDGH. Newsgurus.com was a web-based media company. Secure Enterprise Solutions moved into Internet-based computer security products and services and was subsequently purchased by Edgetech Services. Mr Bunka is also Chairman/CEO of Golden Aria Corp, (symbol GARA-OTC) an oil & gas exploration and production company.  Mr. Bunka is a director of Defiance Capital Corp., (symbol DEF-TSXV) a Canadian resource company.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

Ms. Bal Bhullar, CFO and Director

Ms. Bhullar brings over 18 years of diversified financial and risk management experience in both private and public companies, in the industries of high-tech, film, mining, marine, oil & gas, energy, transport, and spa industries.

Among some of the areas of experience, Ms. Bhullar brings expertise in financial & strategic planning, operational & risk management, regulatory compliance reporting, business expansion, start-up operations, financial modeling, program development, corporate financing, and corporate governance/internal controls.

Previously, Ms. Bhullar has held various positions as President of BC Risk Management Association of BC, and served as Director and CFO of private and public companies.  Currently, Ms. Bhullar serves as a Director and CFO for Bare Elegance Medspa, CFO for public company Golden Aria (symbol GLCP-OTC) and former CFO for ISEE3D Inc. (symbol ICT-TSXV).

Ms. Bhullar is a Certified General Accountant and as well holds a CRM designation from Simon Fraser University and a diploma in Financial Management from British Columbia Institute of Technology.

Mr. David DeMartini, Director

Dr. DeMartini received a B.S. Physics cum laude at the University of Notre Dame in 1963; and a PhD Physics at Ohio State University in 1969. He is the author of 19 public technical publications and 78 publications that are proprietary to Shell Oil Company. He has served as a Research Advisor at Shell Development Company at the Bellaire Research Center in Houston; a Senior Staff Supervisor; and a Senior Staff Geophysicist. He has belonged to the Society of Exploration Geophysicists from 1970 to present and was inducted to the Offshore Energy Center Hall of Fame as a Technology Pioneer on September 30, 2006. He has made significant contributions in the fields of rock physics theory and applications; seismic amplitude interpretation, borehole geophysics, and more. Dr. DeMartini was professionally engaged by the Company in 2007 as a consulting geophysicist to assist in interpretations of seismic data at its Mississippi properties, and has been a director of the Company since September 9, 2009.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;
3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Christopher Bunka	Nil	Nil	Nil
Bal Bhullar	Nil	Nil	Nil
David DeMartini	Nil	Nil	Nil

Code of Ethics

We adopted a Code of Ethics applicable to our senior financial officers and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our  Form SB-2 filed on September 20, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended October 31, 2009. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of October 31, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors.  We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

Our board of directors has determined that it does not have a member of its board of directors (audit committee) that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

•

our principal executive officer;

•

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2009 and 2008; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Christopher Bunka(1), President, Chief Executive Officer, & Former Chief Financial Officer (Principal Executive Officer)	2009 2008	$117,721 $66,163	Nil Nil	$12,394 Nil	118,750 Nil	Nil Nil	Nil Nil	Nil Nil	$130,115 $66,163
Bal Bhullar(2), Chief Financial Officer	2009 2008	$26,204 N/A	N/A N/A	$5,888 N/A	50,000 N/A	N/A N/A	N/A N/A	N/A N/A	$32,092 N/A
(1) (2)

Mr. Bunka was appointed president and chief executive officer on October 26, 2006, and was chief financial officer of our company from February 14, 2007 until May 12, 2009.

Ms. Bhullar was appointed Chief Financial Officer on May 12, 2009

(3)

The fair value of the option award was estimated using the Black-Scholes pricing model with the following assumptions:  expected volatility of 129.38%, risk–free interest rate of 1.48%, expected life of 2.28 years, and dividend yield of 0.0%.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

The Company is currently paying its President US$8,000 per month as consulting fees and is paying its Chief Financial Officer CAD$4,500 per month in consulting fees.

Employment/Consulting Agreements

We entered into a management service agreement with Leonard MacMillan on February 1, 2006, wherein he is reimbursed at the rate of $1,500 per month ($2,500 per month effective October 26, 2006). Under this agreement, Mr. MacMillan will provide management services to our company, such duties and responsibilities to include the provision of management and consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration consultants. We may terminate this agreement with no prior notice based on a number of conditions.  This contract was terminated on May 25, 2009.

We have entered into a consulting agreement and a controller agreement with CAB Financial Services Ltd., a company controlled by our president, chief executive officer, Christopher Bunka on October 26, 2006, wherein he is reimbursed at the rate of $2,500 per month for the consulting agreement. Effective November 27, 2008 the rate has been changed to $8,000 per month.  Under this agreement, Mr. Bunka provides the services of chief executive officer, chairman of the board, and president to our Company, such duties and responsibilities to include the provision of management and consulting services, strategic corporate and financial planning, management of the overall business operations of our company, and the supervision of office staff and exploration consultants.

The controller agreement was entered into on March 1, 2008 wherein he is reimbursed at the rate of $4,500 per month for accounting and management services.  This controller agreement was terminated on May 11, 2009.

On May 12, 2009, the Company entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia.  BKB Management controlled by the chief financial officer of the Company.  A fee of CAD$4,675 including GST is paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

Grants of Plan-Based Awards Table

The Company did not grant any awards to our named executive officers in the during our fiscal year ended October 31, 2009.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Christopher Bunka	100,000 118,750	- -		$0.20 $0.20	2011/04/26 2011/07/20
Bal Bhullar	50,000	-		$0.20	2011/07/20
David DeMartini	6,250	-		$0.20	2011/07/20

Option Exercises

During our fiscal year ended October 31, 2009 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 27, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Christopher Bunka Kelowna BC Canada	3,047,106 (1)	24.7%
Bal Bhullar Vancouver, BC	91,250 (2)	0.7*
David DeMartini, Texas, Houston	1,606,250(3)	13%

Directors and Executive Officers as a Group (3 persons) (4)	4,744,606	38.4%
5% Stockholders
Christopher Bunka Kelowna BC Canada	3,047,106 (1)	24.7%
David DeMartini, Texas, Houston	1,606,250(3)	13%

*

Less than 1%.

(1)           Includes 2,300,771 shares held in the name of C.A.B. Financial Services and 527,585 shares held directly by Chris Bunka.  Includes 218,750 options which are exercisable at $ 0.20 within 60 days of December 27, 2009.

(2)

Includes 50,000 options which are exercisable at $ 0.20 within 60 days of December 27, 2009.

(3)

Includes 6,250 options which are exercisable at $ 0.20 within 60 days of December 27, 2009.

(4)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 27, 2009.  As of December 27, 2009, there were 12,350,622 shares of our Company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with two (3) directors, consisting of Christopher Bunka, Bal Bhullar and David DeMartini.  We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

We do not have a standing compensation or nominating committee, but our entire board of directors act in such capacity.  We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2009 and for fiscal year ended October 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2009	October 31, 2008
Audit Fees	16,275	17,350
Audit Related Fees	16,867	12,650
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	33,142	30,000

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Chang Lee LLP for the fiscal years ended October 31, 2009 and October 31, 2008 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $16,867 audit related fees paid to Chang Lee LLP for the fiscal year ended October 31, 2009 and $12,650 for the fiscal year ended October 31, 2008.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended October 31, 2009 and October 31, 2008, we did not use Chang Lee LLP for non-audit professional services or preparation of corporate tax returns.

We do not use Chang Lee LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Chang Lee LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee (which consists of our entire board of directors); or

•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Financial Statements

(1)

Financial statements for our Company are listed in the index under Item 8 of this document

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in U.S. Dollars)

(b)

Exhibits

*

Filed herewith.

Exhibit No.	Document Description
(3)	Articles of Incorporation and By-laws

3.1(1)	Articles of Association

3.2(1)	Bylaws

3.3(9)	Amendments to Articles of Incorporation

3.4(10)	Amended and restated Bylaws

(4)	Instruments defining the rights of security holders, including indentures

4.1(1)	Specimen Stock Certificate
4.2	Form of Warrant dated July 10, 2009

(10)	Material Contracts

10.1(1)	Strachan Participation & Farmout Agreement

10.2(1)	Griffin Model Form Operating Agreement

10.3(1)	Griffin Drilling Program Agreement

10.4(2)	Management Services Agreement with Leonard MacMillan

10.5(3)	Consulting Agreement with CAB Financial Services Ltd.

10.6(4)	Agreement with Brink Resources

10.7(4)	Agreement with 0743868 BC Ltd.
10.8(5)	Purchase Agreement and Promissory Notes
10.9(6)	Consulting Agreement with CAB Financial Services Ltd.
10.10(7)	Agreement with Delta Oil & Gas, Inc. and The Stallion Group
10.11(8)	Agreement with BKB Management Ltd.
10.12(11)	Equity Compensation Plan
10.13(12)	Form of Stock Option Agreement
10.14(13)	Form of Stock Option Agreement
10.15	Form of Private Placement Subscription Agreement dated July 10, 2009
(14)	Code of Ethics

14.1(14)	Code of Business Conduct and Ethics

(23)	Consents of experts and Counsel

23.1	Consent of Chang Lee LLP, Chartered Accountants

(31)	Rule 13a-14(a)/15d-14(a)

31.1* 31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Christopher Bunka Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Bal Bhullar

(32)	Section 1350 Certifications

32.1* 32.2*	Section 906 Certification under Sarbanes Oxley Act of 2002 - Christopher Bunka Section 906 Certification under Sarbanes Oxley Act of 2002 - Bal Bhullar

(99)	Exhibit No.

99.1(15)	Haas Reserve Reports

99.2(16)	Veazey Reserve Report

* Filed herewith.

(1)

Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006.

(2)

Incorporated by reference from Form SB-2 Registration Statement filed on May 5, 2006.

(3)

Incorporated by reference from our current report on Form 8-K filed.

(4)

Incorporated by reference from our current report on Form 8-K filed on June 21, 2007.

(5)

Incorporated by reference from our current report on Form 8-K filed on November 5, 2008.

(6)

Incorporated by reference from our current report on Form 8-K filed on December 1, 2008.

(7)

Incorporated by reference from our current report on Form 8-K filed on April 7, 2009.

(8)

Incorporated by reference from our current report on Form 8-K filed on May 19, 2009.

(9)

Incorporated by reference from our current report on Form 8-K filed on June 23, 2009.

(10)

Incorporated by reference from our current report on Form 8-K filed on December 22, 2009.

(11)

Incorporated by reference from our current report on Form S8 filed on May 7, 2007.

(12)

Incorporated by reference from our current report on Form 8-K filed on March 4, 2009.

(13)

Incorporated by reference from our current report on Form 8-K filed on July 10, 2009.

(14)

Incorporated by reference from Form SB-2 Registration Statement filed on September 20, 2007.

(15)

Incorporated by reference from our current report on Form 8-K filed on July 17, 2007.

(16)

Incorporated by reference from our current report on Form 8-K filed on October 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director

Date: January 18, 2010

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director

Date:  January 18, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: January 18, 2010

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

 Date:  January 18, 2010

By : /s/  David DeMartini
 David DeMartini
Director