Form 10-Q
period 2010-01-31
LEXARIA CORP.
filed 2010-03-15
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				January 31, 2010
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number
Lexaria Corporation
(Exact name of registrant as specified in its charter)
Nevada					20-2000871
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
950 - 1130 West Pender Street, Vancouver, BC V6E 4A4
(Address of principal executive offices)					(Zip Code)
604-602-1675
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
12,350,622 common shares issued and outstanding as of January 31, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended January 31, 2010 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)
	January 31	October 31
	2010	2009
ASSETS
Current
Cash and cash equivalents	$445,891	$330,167
Accounts receivable	22,424	42,195
Prepaid expenses and deposit	9,352	-
Total Current Assets	477,667	372,362
Capital assets, net	1,190	1,445
Oil and gas properties (Note 6)
Proved property	2,787,551	2,823,277
Unproved properties	132,033	132,034
	2,919,584	2,955,311
TOTAL ASSETS	$3,398,441	$3,329,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable and accrued liabilities	$258,158	$240,983
Loan payable (Note 7,8)	801,308	788,795
Due to a related party	1,769	1,769
Total Current Liabilities	1,061,235	1,031,547

STOCKHOLDERS' EQUITY

Share Capital
Authorized:
18,750,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 12,350,622 common shares at January 31,
2010 (10,732,870 common shares at October 31, 2009)	12,351	10,733
Additional paid-in capital	5,979,600	5,658,768
Deficit	(3,654,745)	(3,371,930)
Total Stockholders' Equity	2,337,206	2,297,571
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,398,441	3,329,118

The accompanying notes are an integral part of these financial statements.

                                                                                                                F1

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the period ended January 31, 2010
(Expressed in U.S. Dollars)

	COMMON STOCK

			STOCK
			TO BE	ADDITIONAL		TOTAL
			ISSUED	PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2008	6,092,370	$6,092	$-	$5,374,472	$(2,618,357)	$2,762,207

Stock Options @$0.48				20,194		20,194

Stock options re-valued and issued @$0.20				36,718		36,718

Issuance of common stock per Subscription
Agreement at $0.05 per share	4,545,000	4,545		222,705		227,250

Warrant exercise per Loan Agreement at
$0.05 per share	95,500	96		4,679		4,775

Comprehensive income (loss):
(Loss) for the year					(753,573)	(753,573)
Balance, October 31, 2009	10,732,870	10,733	-	5,658,768	(3,371,930)	2,297,571

Stock Options @ $0.20				139,050		139,050

Issuance of common stock per Subscription
Agreement at $0.1143 per share	1,617,752	1,618		181,782		183,400

Comprehensive income (loss):
(Loss) for the period					(282,815)	(282,815)

Balance, January 31, 2010	12,350,622	12,351	-	5,979,600	(3,654,745)	2,337,206

The accompanying notes are an integral part of these financial statements.

F-2

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For the three months ended January 31, 2010 and 2009
(Expressed in U.S. Dollars)

	Three Months ended
	January 31
	2010	2009

Revenue
Natural gas and oil revenue	67,096	129,258

Cost of revenue
Natural gas and oil operating costs	29,872	56,472
Depletion	35,726	128,673
Write down in carrying value of oil & gas properties	-	-
	65,598	185,145

Gross profit (loss)	1,498	(55,887)

Expenses
Accounting and audit	16,202	13,269
Insurance	-	-
Advertising and promotions	-	-
Bank charges and exchange loss	12,460	(10,354)
Stock Based Compensation	139,050	-
Consulting	43,185	38,332
Depreciation	255	423
Fees and Dues	5,581	4,136
Interest expense from loan payable	39,106	40,851
Investor relation	-	-
Legal and professional	21,142	6,023
Office and miscellaneous	379	646
Rent	3,789	3,267
Telephone	538	775
Taxes	-	6,958
Training	-	300
Travel	2,625	2,440
Write down of oil and gas property	1	-

	284,313	107,066

(Loss) for the period before other income	(282,815)	(162,953)

Other Income
Interest income	-	94
Net (loss) for the period	(282,815)	(162,859)
Basic and diluted (loss) per share	(0.03)	(0.03)
Weighted average number of common shares outstanding
- Basic and diluted	10,910,158	6,092,375

The accompanying notes are an integral part of these financial statements. F-3

LEXARIA CORP.
STATEMENTS OF CASH FLOWS
For the three months ended January 31, 2010 and 2009
(Expressed in U.S. Dollars)
	Three Months ended
	January 31
	2010	2009
Cash flows used in operating activities
Net (loss)	$(282,815)	(162,859)

Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation	139,050
Depreciation	255	423
Depletion	35,726	128,673
Write-off of oil and gas properties	1	-
Foreign exchange gain / loss	9,783	(19,031)
Accredited interest on loan payable	2,730	2,444
Stock based compensation per IR Marketing Agreement	-
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	19,771	(26,952)
(Increase)/ Decrease in prepaid expenses and deposit	(9,352)	1,992
Increase in accounts payable and accrued liabilities	17,175	10,575
Net cash used in operating activities	(67,676)	(64,735)

Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	-	(36,099)
Net cash used in investing activities	-	(36,099)

Cash flows from financing activities
Payments of loan payable	-	(204,000)
Proceeds from private placement	183,400
Net cash from financing Activities	183,400	(204,000)

Increase (Decrease) in cash and cash equivalents	115,724	(304,834)
Cash and cash equivalents, beginning of period	330,167	669,633
Cash and cash equivalents, end of period	$445,891	364,799

Supplement disclosure of cash flow information
Interest paid	38,318	40,500
Income taxes paid	$-	-
The accompanying notes are an integral part of these financial statements.

F-4

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The unaudited interim financial statements for the quarter ended January 31, 2010 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2009 audited annual financial statements and notes thereto.

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

b)   New Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

5.

Capital Stock

Share Issuances

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

On July 22, 2009, the Company completed an equity financing and issued 4,545,000 units at the price of $0.05 per unit of common stock.  Each unit consists of one common share and one share purchase warrant which each warrant entitles to purchase one common share of the Company at $0.20 prior to July 10, 2011.  All shares and warrants issued were restricted under applicable securities rules.

On October 21, 2009 191,000 warrants were exercised for 95,500 common shares for a total proceed of $4,775.

On December 24, 2009, the Company completed an equity financing and issued 1,617,752 units at the price of CAD$0.12 per unit.  Each unit consists of one common share and half share purchase warrant which each warrant entitle to purchase one common share of the Company at CAD$0.22 prior to December 24, 2010.  All shares and warrants issued were restricted under applicable securities rules.

As at January 31, 2010, Lexaria Corp. has 12,350,622 shares issued and outstanding and 5,702,001 warrants issued and outstanding.

A summary of warrants as at January 31, 2010 is as follows:

	Number		Exercise	Expiry
Type	Outstanding		Price	Date

Warrants	153,125	1	$2.40	June 30, 2011
	4,545,000	1	$0.20	July 10, 2011
	195,000	2	$0.05	October 27, 2010
	808,876	2	CAD$0.22	December 24, 2010

                                                                                                                  1.  Each warrant entitles a holder to purchase one common share.

                                                                                                                  2.  Two warrants entitle a holder to purchase one common share.

6.

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

As of January 31, 2010, there were no additional interests or workovers of wells PP F-12 and PP F12-3.

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

Properties	October 31, 2009		Addition	Depletion for the period		Write down in Carrying Value	January 31, 2010
U.S.A. – Proved property	$2,823,277	$		$(35,726)	$		$2,787,551

Properties	October 31, 2008	Addition	Depletion for the period		Write down in Carrying Value	October 31, 2009
U.S.A. – Proved property	$3,034,750	$129,402	$(340,875)	$		$2,823,277

(b)

Unproved Properties

Properties	October 31, 2009		Addition		Cost added to capitalized cost/write down	January 31, 2010
U.S.A.-Unproved properties	$132,033	$		$		$132,033
Canada-Unproved properties	1		-		(1)	0
	$132,034	$			$(1)	$132,033

Properties	October 31, 2008	Addition	Cost added to capitalized cost/write down	October 31, 2009
U.S.A.-Unproved properties	$34,264	$122,769	$(25,000)	$132,033
Canada-Unproved properties	1	-		1
	$34,265	$122,769	$(25,000)	$132,034

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

As at January 31, 2010, the Company’s working interest in Strachan Leduc Reef property has expired and the Company wrote off the nominal value of $1.

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire an additional 2% working interest in the proven Belmont Lake oil and gas field, and an additional 10% working interest in potential nearby exploration wells.  Further, the Company is required to pay $100 per month for a period of 4 years from the closing.  Total working interest for Belmont Lake as of January 31, 2010 is 32%; and total  working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of January 31, 2010, is 60%.

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

7.

Secured loan payable

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

On July 10, 2009 the Purchasers converted $45,000 of the Promissory Note into equity at $0.05.

On October 27, 2009, 191,000 warrants were exercised for 95,500 common shares.  As at January 31, 2010 the Promissory Note is valued at $801,308 based on the effective interest rate of 20% per annum and related foreign exchange rate.

8.

Related Party Transactions

(a)       During the quarter ended January 31, 2010, the Company paid / accrued $25,200 to CAB Financial Services (“CAB”) (2009: $30,765), RMA Resource Management Associates (“RMA”) Nil (2008: $7,500), and BKB Management Ltd. (“BKB”) $17,785 (2008: nil) for management, accounting, and consulting services.  CAB is owned by the president of the Company and RMA is owned by a former vice president of the Company, BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$300,000 with CAB Financial Services Ltd. (See Note 8).  On July 10, 2009 $40,000 of the debt was converted to equity.  For the quarter ended, January 31, 2010, the Company accrued and paid interest expenses of CAD$12,866.

(c)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka.  For the quarter ended, January 31, 2010, the Company accrued and paid interest expenses of CAD$19,793.

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

On July 8, 2009, the Company granted 75,000 stock options to directors and consultants of the Company with exercise prices of $0.20, vested immediately, and re-priced 325,000 of the previously issued stock options to $0.20 that expire over 1.47 years.

On January 20, 2010, the Company approved a new 2010 Equity Compensation plan and granted 975,000 stock options to directors and consultants of the Company with exercise prices of $0.20, vested immediately and expiring on January 20, 2015.

For the quarter year ended January 31, 2010, the Company recorded a total of $139,050 for stock based compensation expenses.

A summary of the stock options for the quarter ended January 31, 2010 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2009	500,000	$ 0.53*
Granted	975,000	0.20
Balance, January 31, 2010	1,475,000	$ 0.31*

*The exercise price is post re-priced.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Period ended January 31, 2010
Expected volatility	146.72%
Risk-free interest rate	1.49%
Expected life	5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the quarter ended January 31, 2010 is as follows:

Period ended January 31, 2010	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price is greater than market price at grant date:	$ 0.20	$ 0.14

The Company has the following options outstanding and exercisable.

January 31, 2010	Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
Exercise prices	of shares	contractual life	Price
$0.20	975,000	4.97 years	0.20
$0.20 $0.48 $3.20	400,000 50,000 50,000	1.47 years 0.31 years 0.31 years	0.20 0.48 3.20
Total	1,475,000	3.69 years	0.31

10.     Commitments and Significant Contracts

On November 27, 2008, the Company entered into a Consulting Agreement with CAB Financial Services Ltd. for consulting services of CAB on a continuing basis for a consideration of US$8,000 per month plus GST.

The Company entered into a consulting agreement with BKB Management Ltd. to act as the Chief Financial Officer and a Director on a continuing basis for a consideration of CAD $4,500 per month plus GST.

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

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer.  As such, we are required to file certain information and documents at www.sedar.com

.

Our Current Business

The Company is an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. The Company is currently generating revenues from its business operations in Mississippi.

We have acquired working interests in various oil and gas properties in Mississippi USA. All of our current oil and gas assets are located in Wilkinson and Amite counties, Mississippi, where we have between 32% gross working interest and 60% gross working interests in producing oil and/or gas wells and in exploration wells yet to be drilled. Our Belmont Lake oil field discovered in December 2006 is located within the Palmetto Point area of Wilkinson county, Mississippi. We previously had an interest in oil and gas wells located in Oklahoma but those assets were sold in August 2008. We had a nominal interest in a non-commercial well located in Strachan Alberta, but during this quarter, that lease expired and has now been written down.

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

In 2009, we experienced the following significant corporate developments:

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

2.

On August 28, 2009, the Company entered into four separate assignment agreements with Golden Aria Corp., 0743868 BC Ltd., David DeMartini, and Murrayfield Ltd., three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Golden Aria Corp, a company with related management, has acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, has acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and 0743868 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 11.6% gross interest in the non-consent interest in the 12-4 well. Effective June 23, 2009, the Company amended its Articles of Incorporation to undertake a one (1) for four (4) share consolidation of its authorized and issued and outstanding common stock.  As a result, the Company’s authorized capital decreased from 75,000,000 shares of common stock with a par value of $0.001 to 18,750,000 shares of common stock with a par value of $0.001 and its issued and outstanding shares decreased from 24,369,500 shares of common stock to 6,092,370 shares of common stock.

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

9.

During the first quarter of its 2010 fiscal year the Company completed an equity financing from the sale of 1,617,752 units at a price of CAD$0.12 per unit for net proceeds of CAD$194,130.  Each unit consisted of one common share and a half warrant.  Two half warrants entitles the holder to purchase an additional common share of the Company for a period of one year from the date of closing of the financing at an exercise price of CAD$0.22.  Effective December 27, 2009  the Company has 12,350,622 shares of common stock issued and outstanding.

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

Drilling of this well has been completed and some evaluation has been completed. The well appears to be noncommercial and it is possible that we could abandon our interest in this well. In fiscal year 2008, the Company wrote down the cost of the property to a nominal value of $1.  As of January 31, 2010, the lease has expired and the property has been written down.

Mississippi

On December 21, 2005, the Company agreed to purchase a 20% gross working and revenue interest in a 10 well drilling program in Palmetto Point, Mississippi owned by Griffin & Griffin Exploration (“Griffin”) for cash payments of $700,000, comprised of $220,000 paid upon entering the Agreement and the remaining balance of $480,000 paid on January 17, 2006.  The Company applied the full cost method to account for its oil and gas properties and as of January 31, 2010, seven wells were found to be proved wells, and three wells were found impaired.  One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present.  The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.  Palmetto Point is approximately 150 miles southwest of Jackson, Mississippi and approximately 50 miles north/northwest of Baton Rouge, Louisiana.  It is 30 miles west of Woodville, Mississippi off of State Highway 33 and is entirely within Wilkinson County.

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement with Delta Oil & Gas, Inc., and The Stallion Group to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire an additional two percent (2%) working interest in the proven Belmont Lake oil and gas field and an additional 10% working interest in potential nearby exploration wells.  Total working interest for Belmont Lake as of July 31, 2009 is 32%; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of January 31, 2010, is 60%.

As of January 31, 2010, the Company had no additional interest and workovers of wells PP F-12 and PP F12-3.

As of January 31, 2010, the status of the Palmetto Point, Mississippi wells is as follows:

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

The Company has a consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province in British Columbia.  BKB Management Ltd. is a consulting company controlled by the chief financial officer and director for a consideration of CAD $4,500 per month plus GST.

The Company has a consulting agreement with CAB Financial Services Ltd., a corporation organized under the laws of the Province of British Columbia.  CAB Financial Services is a consulting company controlled by the chairman of the board and the chief executive officer of the Company.  The consulting services provided by CAB Financial Services is on a continuing basis for a consideration of $8,000 per month plus GST.  CAB Financial Services Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of January 31, 2010, we have properties with proven reserves and production and sales from these reserves has commenced.  Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.  At January 31, 2010, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Results of Operations – Three Months Ended January 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2010, which are included herein.

Our operating results for the three months ended January 31, 2010, for the three months ended January 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	Change Between Three Month Period Ended January 31, 2010 and January 31, 2009
Revenue	$67,096	$129,258	$(62,162)
Other income/expenses	Nil	94	(94)
General and administrative	284,313	107,066	177,247
Interest expense	39,106	40,851	(1,745)
Impairment loss on oil and gas properties	Nil	Nil	Nil
Consulting fees	43,185	38,332	4,853
Oil and gas operating expenses	29,872	56,472	(26,600)
Professional Fees	37,344	19,292	18,052
Net loss	(282,815)	(162,859)	(119,956)

Our accumulated losses increased to $3,654,745 as of January 31, 2010. Our financial statements report a net loss of $282,815 for the three month period ended January 31, 2010 compared to a net loss of $162,859 for the three month period ended January 31, 2009. Our revenues have decreased primarily as a result of significant decreases in the prices of oil and gas and reduced amounts of oil and gas being produced.  Our losses have increased primarily because of the stock based compensation expense and an increase in professional fees for the same period of prior year. There has been an increase in our general and administrative expenses, specifically an increase in stock based compensation and professional fees.  The Company also recognized a decrease in depletion of its capitalized oil and gas expenditures $35,726 during the three months ended January 31, 2010, compared to $128,673 for the three months ended January 31, 2009.

As at January 31, 2010, we had $1,061,235 in current liabilities.  Our net cash used in operating activities for the three months ended January 31, 2010 was $67,676 compared to $64,735 used in the three months ended January 31, 2009. Our accumulated losses increased to $3,654,745 as of January 31, 2010. Our financial statements report a net loss of 282,815 for the three month period ended January 31, 2010 compared to a net loss of $162,859 for the three month period ended January 31, 2009. Our losses have increased primarily as a result of increased professional fees and stock based compensation. The Company also recognized cost of revenue in oil and gas properties of $65,598 during the three months ended January 31, 2010, compared to $185,145 for the three months ended January 31, 2009.

Our total liabilities as of January 31, 2010 were $1,061,235 as compared to total liabilities of $1,031,547 as of October 31, 2009. The increase is due to the professional fees and insurance in current liabilities.

Liquidity and Financial Condition

Working Capital

	January 31,	October 31,
	2010	2009
Current assets	$477,667	$372,362
Current liabilities	1,061,235	1,031,547
Working capital	$(583,568)	$(659,185)

Cash Flows

	Three Months Ended
	January	January
	31, 2010	31, 2009
Cash flows (used in) operating activities	$(67,677)	$(64,735)
Cash flows (used in) investing activities	Nil	(36,099)
Cash flows provided by (used in) financing activities	183,400	(204,000)
Increase (decrease) in cash and cash equivalents	115,724	(304,834)

Operating Activities

Net cash used in operating activities was $67,676 for the three months ended January 31, 2010 compared with net cash used in operating activities of $64,735 in the same period in 2009.

 Investing Activities

Net cash used in investing activities was Nil in the three months ended January 31, 2010 compared to net cash used in investing activities was $36,099 in the same period in 2009. The decrease in use of cash of in investing activities is mainly attributable to a decrease in oil and gas property exploration and development costs.

Financing Activities

Net cash provided in financing activities was $183,400 in the three months ended January 31, 2010 compared to net cash used by financing activities of $204,000 in the same period in 2009. This is attributable to the private placement completed on December 24, 2009 and a payment of a short term loan on November 14, 2008.

Oil and gas sales volume comparisons for the Quarter ended January 31, 2010 compared to the quarter ended January 31, 2009

For the three-month period ended January 31, 2009, the Company had $67,096 in revenues compared to$129,258 in revenues for the same three-month period in the prior year.  The decrease in revenues is largely attributed to lower production and the significantly reduced price of oil and gas due to global economic events.

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

As of January 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $282,815 for the three month period ending January 31, 2010, and cumulative losses of $3,654,745 to January 31, 2010. As of January 31, 2010 we had negative working capital of $583,568 as a result of past financing activities.  We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to January 31, 2010, we have incurred aggregate losses of approximately $3,654,745. Our loss from operations for the three-month period ended January 31, 2010 was $282,815. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Item 6.

Exhibits

Exhibit Number	Description
(i) Articles of Incorporation; and (ii) Bylaws

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification - Chief Executive Officer
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification - Chief Financial Officer
32.1	Section 1350 Certification - Chief Executive Officer
32.2	Section 1350 Certification - Chief Financial Officer

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

LEXARIA CORP.

By:	/s/ " Chris Bunka "
Chris Bunka,
President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)
11/03/2010

By:	/s/ "Bal Bhullar"
Bal Bhullar Chief Financial Officer and Director
11/03/2010