Form 10-Q
period 2010-04-30
LEXARIA CORP.
filed 2010-06-01
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				April 30, 2010
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number
Lexaria Corporation
(Exact name of registrant as specified in its charter)
Nevada					20-2000871
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
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
12,350,622 common shares issued and outstanding as of April 30, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended April 30, 2010 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)
	April 30	October 31
	2010	2009
ASSETS

Current
Cash and cash equivalents	$416,338	$330,167
Accounts receivable	19,866	42,195
Prepaid expenses and deposit	7,014	-
Total Current Assets	443,218	372,362
Capital assets, net	935	1,445

Oil and gas properties (Note 6)
Proved property	2,763,255	2,823,277
Unproved properties	132,033	132,034
	2,895,288	2,955,311
TOTAL ASSETS	$3,339,441	$3,329,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$241,465	$240,983
Loan payable (Note 7)	846,524	788,795
Due to a related party	1,769	1,769

Total Current Liabilities	1,089,758	1,031,547

Long-term debt (Note 8)	75,000	-

TOTAL LIABILITIES	1,164,758	1,031,547

STOCKHOLDERS' EQUITY

Share Capital
Authorized:
200,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 12,350,622 common shares at April 30,
2010 (10,732,870 common shares at October 31, 2009)	12,351	10,733
Additional paid-in capital	5,979,600	5,658,768
Deficit	(3,817,268)	(3,371,930)
Total Stockholders' Equity	2,174,683	2,297,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,339,441	3,329,118

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the quarter ended April 30, 2010
(Expressed in U.S. Dollars)

	COMMON STOCK
			STOCK
			TO BE	ADDITIONAL		TOTAL
			ISSUED	PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, October 31, 2008	6,092,370	$6,092	$-	$5,374,472	$(2,618,357)	$2,762,207

Stock Options @$0.48 Mar 09				20,194		20,194

Stock options revalued and issued @$0.20				36,718		36,718

Issuance of common stock per Subscription
Agreement at $0.05 per share	4,545,000	4,545		222,705		227,250

Warrant exercise per Loan Agreement at
$0.05 per share	95,500	96		4,679		4,775

Comprehensive income (loss):
(Loss) for the year					(753,573)	(753,573)
Balance, October 31, 2009	10,732,870	10,733	-	5,658,768	(3,371,930)	2,297,571

Stock Options @ $0.20 Jan 10				139,050		139,050

Issuance of common stock per Subscription
Agreement at $0.1143 per share	1,617,752	1,618		181,782		183,400

Comprehensive income (loss):
(Loss) for the period					(445,338)	(445,338)

Balance, April 30, 2010	12,350,622	12,351	-	5,979,600	(3,817,268)	2,174,683

The accompanying notes are an integral part of these financial statements.
			F-2

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For the quarter ended April 30, 2010
(Expressed in U.S. Dollars)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2010	2009	2010	2009

Revenue
Natural gas and oil revenue	40,327	67,167	107,423	196,425
Cost of revenue
Natural gas and oil operating costs	24,590	47,908	54,462	104,380
Depletion	24,296	72,445	60,022	201,118
	48,886	120,353	114,484	305,498

Gross profit (loss)	(8,559)	(53,186)	(7,061)	(109,072)

Expenses
Accounting and audit	2,757	5,985	18,959	19,254
Insurance	2,338	8,103	2,338	8,103
Advertising and promotions	559	-	559	-
Bank charges and exchange loss	39,824	28,381	52,284	18,027
Stock Based Compensation	-	20,194	139,050	20,194
Consulting	42,660	44,678	85,845	83,010
Depreciation	255	320	510	743
Fees and Dues	9,523	2,702	15,104	6,838
Interest expense from loan payable	41,489	39,113	80,595	79,964
Investor relation	1,943	4,755	1,943	4,755
Legal and professional	682	1,116	21,824	7,139
Office and miscellaneous	444	140	823	786
Rent	3,793	3,295	7,582	6,562
Telephone	789	1,239	1,327	2,014
Taxes	5,745	-	5,745	6,958
Training	-	50	-	350
Travel	1,163	-	3,788	2,440
Write down of oil and gas property	-	-	1	-
	153,964	160,072	438,277	267,137

(Loss) for the period before other income	(162,523)	(213,257)	(445,338)	(376,210)

Other Income
Interest income	-		-	94
Net (loss) for the period	(162,523)	(213,257)	(445,338)	(376,116)

Basic and diluted (loss) per share	(0.01)	(0.04)	(0.04)	(0.06)
Weighted average number of common shares outstanding
- Basic and diluted	12,350,622	6,092,375	11,885,853	6,092,375

F-3

LEXARIA CORP.
STATEMENTS OF CASH FLOWS
For the quarter ended April 30, 2010
(Expressed in U.S. Dollars)
	Six Months Ended
	April 30
	2010	2009
Cash flows from (used in) operating activities
Net (loss)	$(445,338)	(376,116)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation	139,050	20,194
Imputed Interest for non-interest bearing loan	-	743
Depreciation	510	201,118
Depletion	60,022	-
Write down in carrying value of oil and gas properties	1	-
Foreign exchange gain / loss	49,763	17,086
Accredited interest on loan payable	7,966	-
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	22,329	(21,811)
(Increase)/ Decrease in prepaid expenses and deposit	(7,014)	(3,757)
Increase in accounts payable and accrued liabilities	482	-
Net cash from (used in) operating activities	(172,229)	(162,543)

Cash flows (used in) investing activities
Oil and gas property acquisition and exploration costs	-	(103,205)
Net cash (used in) investing activities	-	(103,205)

Cash flows from (used in) financing activities
Payments of loan payable	75,000	(205,909)
Proceeds from private placement	183,400	-
Net cash from (used in) financing Activities	258,400	(205,909)

Increase (Decrease) in cash and cash equivalents	86,171	(471,656)
Cash and cash equivalents, beginning of period	330,167	669,633
Cash and cash equivalents, end of period	$416,338	197,977
The accompanying notes are an integral part of these financial statements.

F-4

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2010
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The unaudited interim consolidated financial statements for the quarter ended April 30, 2010 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2009 audited annual financial statements and notes thereto.

On March 17, 2010, the Company increased its authorized share capital to 200,000,000 common shares.

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

b)   New Accounting Pronouncements

In June 2009, the FASB amended ASC 860, (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). ASC 860 eliminates the concept of a ―qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of ASC 860 is not expected to have a material impact on our financial statements.

In June 2009, the FASB amended ASC 810 (formerly SFAS No.167, Amendments to FASB Interpretation No. 46). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The adoption of ASC 810 is not expected to have a material impact on our financial statements.

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables stating that when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance was effective for us January 1, 2011. We do not expect the application of this guidance will have a material impact on our financial position, cash flows or operating results.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued new standards in the ASC 820, Fair Value Measurements and Disclosures, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not anticipate that this update will have a material impact on our consolidated financial statements.

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

On July 22, 2009, the Company completed an equity financing and issued 4,545,000 unit at the price of $0.05 per unit of common stock, so that effective July 22, 2009, the Company has 10,637,370 shares of common stock issued and outstanding.  All shares and warrants issued were restricted under applicable securities rules.

On October 21, 2009 191,000 warrants were exercised for 95,500 common shares for a total proceed of $4,775.

On December 24, 2009, the Company completed an equity financing and issued 1,617,752 units at the price of CAD$0.12 per unit of common stock, so that effective December 24, 2009, the Company has 12,350,622 shares of common stock issued and outstanding.  All shares and warrants issued were restricted under applicable securities rules.

On March 17, 2010, the Company had increased its authorized share capital from 18,750,000 common shares to 200,000,000 common shares.

As at April 30, 2010, Lexaria Corp. has 12,350,622 shares issued and outstanding and 6,510,877 warrants issued and outstanding.

A summary of warrants as at April 30, 2010 is as follows:

2010	Number		Exercise	Expiry
Type	Outstanding		Price	Date

Warrants	153,125	1	$2.40	June 30, 2011
	4,545,000	1	$0.20	July 10, 2011
	195,000	2	$0.05	October 27, 2010
	1,617,752	2	CAD$0.22	December 24, 2010

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

As of April 30, 2010, there were no additional interest or workovers of wells PP F-12 and PP F12-3.

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

A summary of proved property is as follows:

Properties	October 31, 2009	Addition	Depletion for the period	Write down in Carrying Value	April 30, 2010
U.S.A. – Proved property	$2,823,277	$-	$(60,022)	$-	$2,763,255

Properties	October 31, 2008	Addition	Depletion for the period		Write down in Carrying Value	October 31, 2009
U.S.A. – Proved property	$3,034,750	$129,402	$(340,875)	$		$2,823,277

(b) Unproved Properties

Properties	October 31, 2009		Addition	Cost added to capitalized cost/write down	April 30, 2010
U.S.A.-Unproved properties	$132,033		$-	$-	$132,033
Canada-Unproved properties	1		-	(1)	0
	$132,034	$		$(1)	$132,033
Properties	October 31, 2008		Addition	Cost added to capitalized cost/write down	October 31, 2009
U.S.A.-Unproved properties	$34,264		$122,769	$(25,000)	$132,033
Canada-Unproved properties	1		-	-	1
	$34,265		$122,769	$(25,000)	$132,034

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

As at April 30, 2010, the Company’s working interest in Strachan Leduc Reef property has expired and the nominal value was expensed.

(2)      Mississippi and Louisiana, USA

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire an additional 2% working interest in the proven Belmont Lake oil and gas field, and an additional 10% working interest in potential nearby exploration wells.  Further, the Company is required to pay $100 per month for a period of 4 years from the closing.  Total working interest for Belmont Lake as of April 30, 2010 is 32%; and total  working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of April 30, 2010, is 60%.

7.

Long-term debt

On April 1, 2010, we entered into a purchase agreement with CAB Financial Services Ltd., a company controlled by Chris Bunka, our President, Chief Executive Officer and Director, (“Purchaser”) for a non-secured promissory note in the amount of US$75,000 (the “Promissory Note”).  The Purchaser agreed to purchase a non-secured 18% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the Purchase Agreement.  The Promissory Note is unsecured, due and payable on April 1, 2012 or, if mutually agreed to by all parties then April 1, 2011.  The Promissory Note may be prepaid in whole or in part at any time prior to April 1, 2012 by payment of 108% of the outstanding principal amount including accrued and unpaid interest.

As long as the Promissory Note is outstanding, the Purchaser may voluntarily convert the Promissory Note including accrued and unpaid interest to common shares of our company at the conversion price of $0.30 per common share.

The Company did not incur beneficiary conversion charges as the conversion price is greater than the fair value of the Company’s equity.

8.

Loan payable

On October 27, 2008 the Company entered into a Purchase Agreement in the amount of CAD$900,000 of Notes being purchased by the President (CAD$400,000), the President’s wholly-owned company (CAD$300,000) and a shareholder (CAD$200,000) of the Company (“Purchasers”).  The Purchasers agreed to purchase an 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement.  The Company’s obligations to repay the Promissory Note will be secured by certain specified assets of the Company pursuant to a Security Agreement.  As long as the Promissory Note is outstanding, the Purchasers may voluntarily convert the Promissory Note to Common Shares at the conversion price of $0.45 per share of Common Stock.  The Promissory Note matures on October 27, 2010.

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

On July 10, 2009 the Purchasers converted $45,000 of the Promissory Note into equity at $0.05.

On October 27, 2009, 191,000 warrants were exercised for 95,500 common shares.  As at April 30, 2010, the Promissory Note is valued at $846,524 based on the effective interest rate of 18% per annum and related foreign exchange rate (October 31, 2009 - $788,795).

9.

Related Party Transactions

(a)    During the quarter ended April 30, 2010, the Company paid / accrued $50,400 to CAB Financial Services (“CAB”) (2009: $65,131), RMA Resource Management Associates (“RMA”) $Nil (2009: $15,000), and BKB Management Ltd. (“BKB”) $27,036 (2009: nil) for management, accounting, and consulting services.  CAB is owned by the president of the Company and RMA is owned by a former vice president of the Company, BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)   On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$300,000 with CAB Financial Services Ltd. (See Note 8).  On July 10, 2009 $40,000 of the debt was converted to equity.  For the quarter ended, April 30, 2010, the Company accrued and paid interest expenses of CAD$25,366.

(c)   On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka. (See Note 8).  For the quarter ended, April 30, 2010, the Company accrued and paid interest expenses of CAD$40,024.

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

(e)   On April 1, 2010 the Company made a non-secured loan agreement in the amount of US$75,000 with CAB Financial Services Ltd. (See Note 7).  For the quarter ended, April 30, 2010, the Company accrued and paid interest expenses of US$1,125.

10.

Stock Options

On July 23, 2009, the Company had a 1 for 4 share consolidation.  The 2,000,000 maximum granting of stock options has now been reduced to 500,000 stock options.

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

For the quarter ended April 30, 2010, the Company recorded a total of $139,050 for stock based compensation expenses.

A summary of the stock options for the quarter ended April 30, 2010 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2009	500,000	$ 0.53*
Granted Expired	975,000	0.20
Balance, April 30, 2010	1,475,000	$ 0.31*

*The exercise price is post re-priced.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Period ended April 30, 2010
Expected volatility	146.72%
Risk-free interest rate	1.49%
Expected life	5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the quarter ended April 30, 2010 is as follows:

Period ended April 30, 2010	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price is greater than market price at grant date:	$ 0.20	$ 0.16

The Company has the following options outstanding and exercisable.

April 30, 2010	Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
Exercise prices	of shares	contractual life	Price
$0.20	975,000	4.72 years	0.20
$0.20 $0.48 $3.20	400,000 50,000 50,000	1.22 years 0.06 years 0.06 years	0.20 0.48 3.20
Total	1,475,000	3.44 years	0.31

11.     Commitments and Significant Contracts

On November 27, 2008, the Company entered into a Consulting Agreement with CAB Financial Services Ltd. for consulting services of CAB on a continuing basis for a consideration of US$8,000 per month plus GST.

The Company entered into a consulting agreement with BKB Management Ltd. to act as the Chief Financial Officer and a Director for a consideration of CAD $4,500 per month plus GST.

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

Overview

We were incorporated in the State of Nevada on December 9, 2004. We are an exploration and development oil and gas company currently engaged in the exploration for and development of petroleum and natural gas in North America. We maintain our registered agent's office and our U.S business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501.  Our telephone number is (755) 322-0626.

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

On February 26 2010, Lexaria Corp. (“Lexaria” or the “Company”) held its Annual and Special Meeting of Shareholders for the following purposes:

1.

To approve an increase in the Company’s authorized capital from 18,750,000 to 200,000,000.

2.

To approve the Company’s proposed 2010 Equity Compensation Plan.

3.

To elect Chris Bunka, Bal Bhullar, and David DeMartini as directors of the Company for the ensuing year.

4.

To appoint Chang Lee LLP, Chartered Accountants, as the auditors of the Company for the ensuing year, at a remuneration to be fixed by the directors.

All proposals were approved by the shareholders. The proposals are described in detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on February 2, 2010.

On March 17, 2010, the Company had increased its authorized share capital from 18,750,000 common shares to 200,000,000 common shares.

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

In 2010, we experienced the following significant corporate developments:

1.

On November 13, 2009, the Company announced that its Operator in Mississippi, Griffin & Griffin Exploration LLC, has declared force majeure on the Belmont Lake offset wells.

2.

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

3.

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

Drilling of this well has been completed and some evaluation has been completed. The well appears to be noncommercial and it is possible that we could abandon our interest in this well. In fiscal year 2008, the Company wrote down the cost of the property to a nominal value of $1.  As of April 30, 2010, the lease has expired and the property has been written down.

Mississippi

On December 21, 2005, the Company agreed to purchase a 20% gross working and revenue interest in a 10 well drilling program in Palmetto Point, Mississippi owned by Griffin & Griffin Exploration (“Griffin”) for cash payments of $700,000, comprised of $220,000 paid upon entering the Agreement and the remaining balance of $480,000 paid on January 17, 2006.  The Company applied the full cost method to account for its oil and gas properties and as of April 30, 2010, seven wells were found to be proved wells, and three wells were found impaired.  One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present.  The costs of impaired properties were added to the capitalized cost in determination of the depletion expense.  Palmetto Point is approximately 150 miles southwest of Jackson, Mississippi and approximately 50 miles north/northwest of Baton Rouge, Louisiana.  It is 30 miles west of Woodville, Mississippi off of State Highway 33 and is entirely within Wilkinson County.

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement with Delta Oil & Gas, Inc., and The Stallion Group to acquire additional interests in its existing core producing Mississippi oil and gas properties.  The Company paid $40,073.39 to acquire an additional two percent (2%) working interest in the proven Belmont Lake oil and gas field and an additional 10% working interest in potential nearby exploration wells.  Total working interest for Belmont Lake as of July 31, 2009 is 32%; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of April 30, 2010, is 60%.

As of April 30, 2010, no additional interest and workovers were made to wells PP F-12 and PP F12-3.

As of April 30, 2010, the status of the Palmetto Point, Mississippi wells is as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Shut-in
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Shut-in
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Shut-in
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Shut-in
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Shut-in
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-6B		July 27/06	Frio Gas		Shut-in
PP F-52A		July 27/06	Frio Gas		Shut-in
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of April 30, 2010, we have properties with proven reserves and production and sales from these reserves has commenced.  Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.  At April 30, 2010, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Results of Operations – Three Months Ended April 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2010, which are included herein.

Our operating results for the three months ended April 30, 2010, for the three months ended April 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Change Between Three Month Period Ended April 30, 2010 and April 30, 2009
Revenue	$40,327	$67,167	$(26,840)
Other income/expenses	Nil	Nil	Nil
General and administrative	153,964	160,072	(6,108)
Interest expense	41,489	39,113	2,376
Impairment loss on oil and gas properties	Nil	Nil	Nil
Consulting fees	42,660	44,678	(2,018)
Oil and gas operating expenses	24,590	47,908	(23,318)
Professional Fees (legal and audit fees)	3,439	7,101	(3,662)
Net loss	(162,523)	(213,257)	50,734

Our accumulated losses increased to $3,817,268 as of April 30, 2010. Our financial statements report a net loss of $162,523 for the three month period ended April 30, 2010 compared to a net loss of $213,257 for the three month period ended April 30, 2009. Our revenues have decreased primarily as a result of significant decreases in the prices of oil and gas and reduced amounts of oil and gas being produced.  Our losses have decreased primarily because of reduced oil and gas operating costs, insurance costs recorded and a decrease in professional fees for the same period of prior year. There has been a decrease in our general and administrative expenses, specifically decrease in professional fees, stock based compensation and insurance costs recorded.  The Company also recognized a decrease in depletion of its capitalized oil and gas expenditures $24,296 during the three months ended April 30, 2010, compared to $72,445 for the three months ended April 30, 2009.

Results of Operations – Six Months Ended April 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended April 30, 2010, which are included herein.

Our operating results for the six months ended April 30, 2010, for the six months ended April 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended April 30, 2010	Six Months Ended April 30, 2009	Change Between Six Month Period Ended April 30, 2010 and April 30, 2009
Revenue	$107,423	$196,425	$(89,002)
Other income/expenses	Nil	94	(94)
General and administrative	438,277	267,137	171,140
Interest expense	80,595	79,964	631
Write down in carrying value of oil and gas properties	1	Nil	1
Consulting fees	85,845	83,010	2,835
Oil and gas operating expenses	60,022	201,118	(141,096)
Professional Fees	40,783	26,393	14,390
Net loss	(445,338)	(376,116)	(69,222)

As at April 30, 2010, we had $1,089,758 in current liabilities.  Our net cash used in operating activities for the six months ended April 30, 2010 was $172,229 compared to $162,543 used in the six months ended April 30, 2009. Our accumulated losses increased to $3,817,268 as of April 30, 2010. Our financial statements report a net loss of 445,338 for the six month period ended April 30, 2010 compared to a net loss of $376,116 for the six month period ended April 30, 2009. Our losses have increased primarily as a result of increased professional fees, stock based compensation, and foreign exchange conversion. The Company also recognized cost of revenue in oil and gas properties of $114,484 during the six months ended April 30, 2010, compared to $305,498 for the six months ended April 30, 2009.

Our total liabilities as of April 30, 2010 were $1,164,758 as compared to total liabilities of $1,031,547 as of October 31, 2009. The increase is due to a loan made to the Company by the CEO/Chairman.

Liquidity and Financial Condition

Working Capital

	April	October
	30,	31,
	2010	2009
Current assets	$443,218	$372,362
Current liabilities	1,089,758	1,031,547
Working capital	$(646,540)	$(659,185)

Cash Flows

	Six Months Ended
	April	April
	30, 2010	30, 2009
Cash flows (used in) operating activities	$ (172,229)	$(162,543)
Cash flows (used in) investing activities	Nil	(103,205)
Cash flows provided by (used in) financing activities	258,400	(205,909)
Increase (decrease) in cash and cash equivalents	86,171	(471,656)

Operating Activities

Net cash used in operating activities was $172,229 for the six months ended April 30, 2010 compared with net cash used in operating activities of $162,543 in the same period in 2009.

 Investing Activities

Net cash used in investing activities was Nil in the six months ended April 30, 2010 compared to net cash used in investing activities was $103,205 in the same period in 2009. The decrease in use of cash of in investing activities is mainly attributable to a decrease in oil and gas property exploration and development costs.

Financing Activities

Net cash provided in financing activities was $258,400 in the six months ended April 30, 2010 compared to net cash used by financing activities of $205,909 in the same period in 2009. This is attributable to the private placement completed on December 24, 2009, a loan made to the Company, and a payment of a short term loan on November 14, 2008.

Oil and gas sales volume comparisons for the Quarter ended April 30, 2010 compared to the quarter ended April 30 , 2009

For the six-month period ended April 30, 2010, the Company had $107,423 in revenues compared to $196,425 in revenues for the same six-month period in the prior year.  The decrease in revenues is largely attributed to lower production and the significantly reduced price of oil and gas due to global economic events.

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

As of April 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $445,338 for the six month period ending April 30, 2010, and cumulative losses of $3,817,268 to April 30, 2010. As of April 30, 2010 we had negative working capital of $646,540 as a result of past financing activities.  We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to April 30, 2010, we have incurred aggregate losses of approximately $3,817,268. Our loss from operations for the six-month period ended April 30, 2010 was $445,338. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Our constating documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Item 6.

Exhibits

Exhibit Number	Description
(i) Articles of Incorporation; and (ii) Bylaws

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification - CEO
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification - CFO
32.1	Section 1350 Certification – CEO
32.2	Section 1350 Certification – CFO

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

LEXARIA CORP.

By:	/s/ " Chris Bunka "
Chris Bunka,
President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)
31/05/2010

By:	/s/ "Bal Bhullar"
Bal Bhullar Chief Financial Officer and Director
31/05/2010