Form 10-Q
period 2010-07-31
LEXARIA CORP.
filed 2010-09-07
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

Commission File Number:______________

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ X ]

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
12,850,515 common shares issued and outstanding as of July 31, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended July 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	July 31	October 31
	2010	2009
ASSETS
Current
Cash and cash equivalents	$431,394	$330,167
Accounts receivable	57,215	42,195
Prepaid expenses and deposit	4,676	-
Total Current Assets	493,285	372,362

Capital assets, net	680	1,445
Oil and gas properties (Note 6)
Proved property	2,704,254	2,823,277
Unproved properties	220,176	132,034
	2,924,430	2,955,311
TOTAL ASSETS	$3,418,395	$3,329,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable and accrued liabilities	$314,073	$240,983
Loan payable (Note 8)	822,295	788,795
Due to a related party	1,769	1,769
Total Current Liabilities	1,138,137	1,031,547
Long-term debt (Note 7)	75,000	-

TOTAL LIABILITIES	1,213,137	1,031,547

STOCKHOLDERS' EQUITY

Share Capital
Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 12,850,515 common shares at July 31, 2010 (10,732,870 common shares at October 31, 2009)	12,851	10,733
Additional paid-in capital	6,039,087	5,658,768
Deficit	(3,846,680)	(3,371,930)
Total Stockholders' Equity	2,205,258	2,297,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,418,395	$3,329,118

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the period ended July 31, 2010
(Expressed in U.S. Dollars)

		COMMON STOCK
			STOCK
			TO BE	ADDITIONAL		TOTAL
			ISSUED	PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, October 31, 2008	6,092,370	$6,092	$-	$5,374,472	$(2,618,357)	$2,762,207
Stock Options @$0.48 Mar 09				20,194		20,194
Stock options re-valued and issued @$0.20				36,718		36,718
Issuance of common stock per Subscription Agreement at $0.05 per share	4,545,000	4,545		222,705		227,250
Warrant exercise per Loan Agreement at $0.05 per share	95,500	96		4,679		4,775
Comprehensive income (loss):
(Loss) for the year					(753,573)	(753,573)
Balance, October 31, 2009	10,732,870	10,733	-	5,658,768	(3,371,930)	2,297,571
Stock Options @ $0.20 Jan 10				139,050		139,050
Issuance of common stock per Subscription Agreement at $0.1143 per share	1,617,752	1,618		181,782		183,400
Issuance of common stock per Settlement Agreement at $0.12 per share	499,893	500		59,487		59,987
Comprehensive income (loss):
(Loss) for the period					(474,750)	(474,750)
Balance, July 31, 2010	12,850,515	$12,851	$-	$6,039,087	$(3,846,680)	$2,205,258

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For the period ended July 31, 2010
(Expressed in U.S. Dollars)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2010	2009	2010	2009
Revenue
Natural gas and oil revenue	$122,462	$129,544	$229,885	$325,969

Cost of revenue
Natural gas and oil operating costs	23,927	54,038	78,389	158,418
Depletion	59,001	64,421	119,024	265,539
Write down in carrying value of oil & gas properties	-		1	-
	82,928	118,459	197,414	423,957

Gross profit (loss)	39,534	11,085	32,471	(97,988)

Expenses
Accounting and audit	2,912	3,523	21,870	22,777
Insurance	2,338	-	4,676	8,103
Advertising and promotions	-	686	559	686
Bank charges and exchange loss	(25,595)	68,592	26,689	86,619
Stock Based Compensation	-	36,718	139,050	56,912
Consulting (note 9)	37,026	42,656	122,872	125,666
Depreciation	255	255	765	998
Fees and Dues	3,621	5,216	18,724	12,054
Interest expense from loan payable (note 7, 8)	43,232	41,817	123,827	121,781
Investor relation	-	707	1,943	5,462
Legal and professional	44	9,983	21,868	17,121
Office and miscellaneous	154	386	976	1,173
Rent	3,884	3,509	11,467	10,071
Telephone	706	1,312	2,033	3,327
Taxes	-	-	5,745	6,958
Training	-	-	-	350
Travel	369	4,012	4,157	6,452
Write down of oil and gas property	-	-	-	-

	68,946	219,372	507,221	486,510

(Loss) for the period before other income	(29,412)	(208,288)	(474,750)	(584,498)

Other Income
Interest income	-		-	94

Net (loss) and comprehensive loss for the period	$(29,412)	$(208,288)	$(474,750)	$(584,404)

Basic and diluted (loss) per share	$(0.00)	$(0.03)	$(0.04)	$(0.09)

Weighted average number of common shares outstanding - Basic and diluted	12,682,073	6,438,185	12,148,251	6,209,337

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF CASH FLOWS
For the period ended July 31, 2010
(Expressed in U.S. Dollars)

	Nine Months Ended
	July 31
	2010		2009

Cash flows used in operating activities
Net (loss)	$(474,750)		$(584,404)

Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - Stock based compensation	139,050		56,912
Depreciation	765		998
Depletion	119,023		265,539
Write down in carrying value of oil and gas properties	1		-
Foreign exchange gain / loss	21,904		85,447
Accredited interest on loan payable	11,596		-
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(15,020)		(55,369)
(Increase)/ Decrease in prepaid expenses and deposit	(4,676)		6,186
Increase in accounts payable	44,934		4,594
Increase/(Decrease) in accrued liabilities	-		9,266
Net cash (used in) operating activities	(157,173)		(210,831)

Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	--		(113,480)
Net cash (used in) investing activities	-		(113,480)

Cash flows from financing activities
Proceeds from (payments of) loan payable	75,000		(267,909)
Proceeds from private placement	183,400		162,250
Net cash from (used in) financing Activities	258,400		(105,659)

Increase (Decrease) in cash and cash equivalents	101,227		(429,970)
Cash and cash equivalents, beginning of period	330,167		669,633
Cash and cash equivalents, end of period	$431,394		$239,663

Supplemental Information of cash flow information:
Interest paid	$-	$
Income taxes paid	$-		-$

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010
(Expressed in U.S. Dollars)

1.	Basis of Presentation

The unaudited interim financial statements for the quarter ended July 31, 2010 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2009 audited annual financial statements and notes thereto.

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

4.	Significant Accounting Policies

a)	Principles of Accounting

These financial statements are stated in U.S. dollars and have been prepared in accordance with U.S.generally accepted accounting principles.

b)	New Accounting Pronouncements

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have an effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

On July 22, 2009, the Company completed an equity financing and issued 4,545,000 unit at the price of $0.05 per unit and each unit consists of one common shares and one share purchase warrant at $0.20 per share for a period of two years, so that effective July 22, 2009, the Company had 10,637,370 shares of common stock issued and outstanding. All shares and warrants issued were restricted under applicable securities rules.

On October 21, 2009, 191,000 warrants were exercised for 95,500 common shares for total proceeds of $4,775.

On December 24, 2009, the Company completed an equity financing and issued 1,617,752 units at the price of CAD$0.12 per unit and each unit consists of one share purchase warrant which two warrants entitle a holder to purchase one common share at CAD$0.20 per share for a period of one year, so that effective December 24, 2009, the Company had 12,350,622 shares of common stock issued and outstanding. All shares and warrants issued were restricted under applicable securities rules.

On March 17, 2010, the Company had increased its authorized share capital from 18,750,000 common shares to 200,000,000 common shares.

On May 31, 2010, the Company issued 499,893 units at a price of $0.12 per unit for a Settlement Agreement valued at $59,987.24. Each unit consists of one common share and one share purchase warrants at $0.12 per share for a period of two years. All shares and warrants issued were restricted under applicable securities rules.

As at July 31, 2010, Lexaria Corp. has 12,850,515 shares issued and outstanding and 6,857,645 warrants issued and outstanding.

A summary of warrants as at July 31, 2010 is as follows:

2010	Number		Exercise	Expiry
Type	Outstanding		Price	Date

Warrants	499,893	1	$0.20	May 31, 2012
	4,545,000	1	$0.20	July 10, 2011
	195,000	2	$0.05	October 27,2010
	1,617,752	2	CAD$0.22	December 24, 2010

1.	Each warrant entitles a holder to purchase one common share.

2.	Two warrants entitle a holder to purchase one common share.

6.	Oil and Gas Properties

(a)	Proved properties

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

The Company had a short-lived opportunity to acquire additional fractional interests in the upcoming Belmont Lake 12-4 well which is expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including Lexaria. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, the Company entered into four separate assignment agreements, three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia, a company with related management, has acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, has acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and 0743868 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 11.60% gross interest in the non-consent interest in the 12-4 well.

On May 31, 2010, the Company signed a Settlement Agreement with Enertopia Corp., whereby the Company issued 499,893 units at $0.12 per unit and each unit consists of one restricted common share and one share purchase warrant at $0.20 per share for a period of two years in exchange for the working interest initially assigned on August 28, 2009.

On June 16, 2010, the Company signed a Settlement Agreement with a third party, who had originally participated in the August 28, 2009, opportunity in the non-consent interest for Belmont Lake 12-4. The Company returned back $144,063.46 to the third party and cancelled its participation.

On July 29, 2010, the Company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 are proposed to be drilled in August 2010. To take best advantage of this opportunity, the Company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. The Company received total proceeds of $324,677.12 to fund additional interests in these wells. As a result, the Company has a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of Lexaria, has acquired from Lexaria a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and 0743868 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 20.79% gross interest in the non-consent interest in the two of the three vertical wells; an advisor to the Company has acquired from Lexaria 2.46% gross interest in the non-consent interest in two of the three vertical wells.

As of July 31, 2010, there were no additional well interest changes or workovers of wells PP F-12 and PP F12-3.

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

Properties	October 31,	Addition	Depletion	Write down	July 31,
	2009		for the	in Carrying	2010
			period	Value

U.S.A. – Proved property	$2,823,277	$-	$(119,023)	$-	$2,704,254

Properties	October 31,	Addition	Depletion	Write down	October 31,
	2008		for the	in Carrying	2009
			period	Value

U.S.A. – Proved property	$3,034,750	$129,402	$(340,875)	$-	$2,823,277

(b)	Unproved Properties

Properties	October 31,	Addition		Cost added to	July 31,
	2009			capitalized	2010
				cost/write down

U.S.A.-Unproved properties	$132,033 $	88,143	$		$220,176

Canada- Unproved properties	1	-		(1)	0

	$132,034 $	88,143		$(1)	$220,175

Properties	October 31,	Addition		Cost added to	October 31,
	2008			capitalized	2009
				cost/write down

U.S.A.-Unproved properties	$34,264 $	122,769		$(25,000)	$132,033

Canada- Unproved properties	1	-		-	1

	$34,265 $	122,769		$(25,000)	$132,034

(1)	Strachan Leduc Reef, Alberta, Canada

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

As at July 31, 2010, the Company’s working interest in Strachan Leduc Reef property has expired.

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties. The Company paid $40,073.39 to acquire an additional 2% working interest in the proven Belmont Lake oil and gas field, and an additional 10% working interest in potential nearby exploration wells. Further, the Company is required to pay $100 per month for a period of 4 years from the closing. Total working interest for Belmont Lake as of July 31, 2010 is 32%; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of July 31, 2010, is 60%.

7.	Long-term debt

On April 1, 2010, we entered into a purchase agreement with CAB Financial Services Ltd., a company controlled by Chris Bunka, our President, Chief Executive Officer and Director, (“Purchaser”) for a non-secured promissory note in the amount of US$75,000 (the “Promissory Note”). The Purchaser agreed to purchase a non-secured 18% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the Purchase Agreement. The Promissory Note is due and payable on April 1, 2012 or, if mutually agreed to by all parties then April 1, 2011. The Promissory Note may be prepaid in whole or in part at any time prior to April 1, 2012 by payment of 108% of the outstanding principal amount including accrued and unpaid interest.

As long as the Promissory Note is outstanding, the Purchaser may voluntarily convert the Promissory Note including accrued and unpaid interest to common shares of our company at the conversion price of $0.30 per common share.

The Company did not incur beneficiary conversion charges as the conversion price is great than the fair value of the Company’s equity.

8.	Secured loan payable

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

On July 10, 2009 the Purchasers converted $45,000 of the Promissory Note into equity at $0.05.

On October 27, 2009, 191,000 warrants were exercised for 95,500 common shares. As at October 31, 2009 the Promissory Note is valued at $788,795 based on the effective interest rate of 18% per annum and related foreign exchange rate.

9.	Related Party Transactions

(a)

During the quarter ended July 31, 2010, the Company paid / accrued $73,200 to CAB Financial Services (“CAB”) (2009: $65,131), RMA Resource Management Associates (“RMA”) Nil (2009: $15,000), and BKB Management Ltd. (“BKB”) $39,554 (2009: nil) for management, accounting, and consulting services. CAB is owned by the president of the Company and RMA is owned by a former vice president of the Company, BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$300,000 with CAB Financial Services Ltd. (See Note 8). On July 10, 2009 $40,000 of the debt was converted to equity. For the quarter ended, July 31, 2010, the Company accrued and paid interest expenses of CAD$37,958.

(c)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka. (See Note 8). For the quarter ended, July 31, 2010, the Company accrued and paid interest expenses of CAD$59,892.

	(d)	See Note 6 (a) (1)

(e)

On April 1, 2010 the Company made a non-secured loan agreement in the amount of US$75,000 with CAB Financial Services Ltd. (See Note 7). For the period ended, July 31, 2010, the Company accrued and paid interest expenses of US$4,500.

(f)	Included in accounts payable, $59,536 (October 31, 2009: $25,200) was payable to a company controlled by a director of the Company.

10.	Stock Options

On July 8, 2009, the Company granted 75,000 stock options to directors and consultants of the Company with exercise prices of $0.20, vested immediately, and re-priced 325,000 of the previously issued stock options to $0.20 that expire over 1.47 years.

On July 23, 2009, the Company had a 1 for 4 share consolidation. The 2,000,000 maximum granting of stock options was then reduced to 500,000 stock options.

On January 20, 2010, the Company approved a new 2010 Equity Compensation plan and granted 975,000 stock options to directors and consultants of the Company with exercise prices of $0.20, vested immediately and expiring on January 20, 2015.

For the quarter ended July 31, 2010, the Company recorded a total of $139,050 for stock based compensation expenses.

A summary of the stock options for the quarter ended July 31, 2010 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2009	500,000	$0.53*
Granted	975,000	0.20
Expired	(100,000)	1.84
Balance, July 31, 2010	1,375,000	$0.20
*The exercise price is post re-priced.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Period ended July 31, 2010
Expected volatility	146.72%
Risk-free interest rate	1.49%
Expected life	5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the quarter ended July 31, 2010 is as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
Period ended July 31, 2010	Price	Value
Exercise price is greater than market price at grant date:	$0.20	$0.16

The Company has the following options outstanding and exercisable.

July 31, 2010		Options outstanding and exercisable

		Weighted	Weighted
		average	Average
Range of	Number	remaining	Exercise
Exercise prices	of shares	contractual life	Price
$0.20	975,000	4.47 years	0.20
$0.20	400,000	0.97 years	0.20
Total	1,375,000	3.44 years	0.20

11.	Commitments and Significant Contracts

On November 27, 2008, the Company entered into a Consulting Agreement with CAB Financial Services Ltd. for consulting services of CAB on a continuing basis for a consideration of US$8,000 per month plus GST.

The Company entered into a consulting agreement with BKB Management Ltd. to act as the Chief Financial Officer and a Director for a consideration of CAD $4,500 per month plus GST.

12.	Subsequent Events

(a)

On August 6, 2010 the Company entered into a three month consulting agreement with Tom Irkhe to act as the Company’s Senior Vice President, Business Development for consideration of US$3,125 per month and 150,000 stock options.

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

Overview

We were incorporated in the State of Nevada on December 9, 2004. We are an exploration and development oil and gas company currently engaged in the exploration for and development of petroleum and natural gas in North America. We maintain our registered agent's office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (755) 322-0626.

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

4.

On May 31, 2010, the Company issued 499,893 units at at a price of $0.12 per for a Settlement Agreement valued at $59,987.24. Each unit consist one common share and one share purchase warrant at $0.20 per share for a period of two years. All shares and warrants issued were restricted under applicable securities rules. Effective May 31, 2010, the Company has 12,850,515 shares of common stock issued and outstanding.

5.

On July 29, 2010, the Company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 are proposed to be drilled in August 2010

The Company plans to continue its current business of acquiring interests in potentially high-impact oil and gas property interests that offer a high probability of being able to drill without significant time delays. The Company also tries to choose North American properties where, if drilling is successful, the wells could be quickly connected to infrastructure and thus, with success, brought into production and able to generate cash flow as quickly as possible.

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

Drilling of this well has been completed and some evaluation has been completed. The well appears to be noncommercial and it is possible that we could abandon our interest in this well. In fiscal year 2008, the Company wrote down the cost of the property to a nominal value of $1. As of July 31, 2010, the lease has expired and the property has been written down.

Mississippi

On December 21, 2005, the Company agreed to purchase a 20% gross working and revenue interest in a 10 well drilling program in Palmetto Point, Mississippi owned by Griffin & Griffin Exploration (“Griffin”) for cash payments of $700,000, comprised of $220,000 paid upon entering the Agreement and the remaining balance of $480,000 paid on January 17, 2006. The Company applied the full cost method to account for its oil and gas properties and as of July 31, 2010, seven wells were found to be proved wells, and three wells were found impaired. One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present. The costs of impaired properties were added to the capitalized cost in determination of the depletion expense. Palmetto Point is approximately 150 miles southwest of Jackson, Mississippi and approximately 50 miles north/northwest of Baton Rouge, Louisiana. It is 30 miles west of Woodville, Mississippi off of State Highway 33 and is entirely within Wilkinson County.

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

On September 22, 2006, the Company elected to participate in an additional two-well program in Palmetto Point, Mississippi owned by Griffin by paying an additional $140,000 (paid). The Company earned the same 20% gross interest in the two (2) additional wells (12 wells total and all drilled) and subsequently increased its gross interest to 32% in these 12 wells, or a net revenue interest of 20.802815% .

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement with Delta Oil & Gas, Inc., and The Stallion Group to acquire additional interests in its existing core producing Mississippi oil and gas properties. The Company paid $40,073.39 to acquire an additional two percent (2%) working interest in the proven Belmont Lake oil and gas field and an additional 10% working interest in potential nearby exploration wells. Total working interest for Belmont Lake as of July 31, 2009 is 32%; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of July 31, 2010, is 60%.

As of July 31, 2010, no additional interest and workovers were made to wells PP F-12 and PP F12-3.

As of July 31, 2010, the status of the Palmetto Point, Mississippi wells is as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Shut-in
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon
PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Shut-in
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Shut-in
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Shut-in
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Shut-in
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-6B		July 27/06	Frio Gas		Shut-in
PP F-52A		July 27/06	Frio Gas		Shut-in
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Shut-in

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

On May 31, 2010, the Company signed a Settlement Agreement with Enertopia Corp., whereby the Company issued 499,893 restricted common shares at $0.12 per share and 499,983 share purchase warrants US$0.20 per share for a period of two years in exchange for the working interest initially assigned on August 28, 2009.

On June 16, 2010, the Company signed a Settlement Agreement with a third party, who had originally participated in the August 28, 2009, opportunity in the non-consent interest for Belmont Lake 12-4. The Company returned back US$144,063.46 to the third party and cancelled its participation.

On July 29, 2010, the Company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 are proposed to be drilled in August 2010. To take best advantage of this opportunity, the Company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. The Company received total proceeds of $324,677.12 to fund additional interests in these wells. As a result, the Company has a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of Lexaria, has acquired from Lexaria a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and 0743868 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 20.79% gross interest in the non-consent interest in the two of the three vertical wells; an advisor to the Company has acquired from Lexaria 2.46% gross interest in the non-consent interest in two of the three vertical wells.

Initial AMI Drilling Program

The Company’s pro rata share of the first stage had a total cost $1.6 million. As of October 31 2007, the Company had placed $1,600,000 in trust to completely fund this initial commitment. During the drill program, an unrelated third party participant elected not to continue their participation in the program, and we assumed our pro-rata portion of their 10% gross working interest as our own, at no additional cost, bringing our total gross working interest in these seven (7) drilled wells and their leases, to 45%.

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

Corporate Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia, V6E 4A4, for which we share 250 square feet of office space, which includes one executive office for a monthly rental of CAD$1,337. Our telephone number is (604) 602-1675. We have another office located in Kelowna, for which we share 1,500 square feet of office space, which includes two executive offices. Our current locations provide adequate office space for our purposes at this stage of our development.

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

The Company has a consulting agreement with CAB Financial Services Ltd., a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and the chief executive officer of the Company. The consulting services provided by CAB Financial Services is on a continuing basis for a consideration of $8,000 per month plus GST. CAB Financial Services Ltd. may terminate the agreement at any time by giving 30 days written notice.

On September 9, 2009, the Company appointed Mr. David DeMartini to the Board of Directors.

On August 6, 2010 the Company entered into a three month consulting agreement with Tom Ihrke to act as the Company’s Senior Vice President, Business Development for consideration of US$3,125 per month and 150,000 stock options granted at $0.20.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of July 31, 2010, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. At July 31, 2010, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Results of Operations – Three Months Ended July 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2010, which are included herein.

Our operating results for the three months ended July 31, 2010, for the three months ended July 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	Change Between Three Month Period Ended July 31, 2010 and July 31, 2009
Revenue	$122,462	$129,544	$(7,082)
Other income/expenses	Nil	Nil	Nil
General and administrative	68,946	219,372	(150,426)
Interest expense	43,232	41,817	1,415
Impairment loss on oil and gas properties	Nil	Nil	Nil
Consulting fees	37,026	42,656	(5,630)
Oil and gas operating expenses	23,927	54,038	(30,111)
Professional Fees (legal and audit fees)	2,956	13,506	(10,550)
Net loss	(29,412)	(208,288)	178,876

Our accumulated losses increased to $3,846,680 as of July 31, 2010. Our financial statements report a net loss of $29,412 for the three month period ended July 31, 2010 compared to a net loss of $208,288 for the three month period ended July 31, 2009. Our revenues have decreased primarily as a result of significant decreases in the prices of oil and gas and reduced amounts of oil and gas being produced. Our losses have decreased primarily because of reduced oil and gas operating costs, decrease in foreign exchange loss and a decrease in professional fees for the same period of prior year. There has been a decrease in our general and administrative expenses, specifically decrease in professional fees, foreign exchange loss and stock based compensation recorded. The Company also recognized a decrease in depletion of its capitalized oil and gas expenditures $59,001 during the three months ended July 31, 2010, compared to $64,421 for the three months ended July 31, 2009.

Results of Operations – Nine Months Ended July 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended July 31, 2010, which are included herein.

Our operating results for the nine months ended July 31, 2010, for the nine months ended July 31, 2009 and the changes between those periods for the respective items are summarized as follows:

Nine Months Ended July 31, 2010	Nine Months Ended July 31, 2009	Change Between Nine Month Period Ended July 31, 2010 and July 31, 2009
Revenue	$229,885	$325,969	$(96,084)
Other income/expenses	Nil	94	(94)
General and administrative	507,221	486,510	20,711
Interest expense	123,827	121,781	2,046
Write down in carrying value of oil and gas properties	1	Nil	1
Consulting fees	122,872	125,666	(2,794)
Oil and gas operating expenses	78,389	158,418	(80,030)
Professional Fees (legal and	43,738	39,898	3,840
audit fees)
Net loss	(474,750)	(584,404)	109,654

As at July 31, 2010, we had $1,138,137 in current liabilities. Our net cash used in operating activities for the nine months ended July 31, 2010 was $157,173 compared to $210,831 used in the nine months ended July 31, 2009. Our accumulated losses increased to $3,846,680 as of July 31, 2010. Our financial statements report a net loss of 474,750 for the nine month period ended July 31, 2010 compared to a net loss of $584,404 for the nine month period ended July 31, 2009. Our losses have decreased primarily as a result of decrease foreign exchange conversion, reduced oil and gas operating expenses and depletion. The Company also recognized cost of revenue in oil and gas properties of $197,414 during the nine months ended July 31, 2010, compared to $423,957 for the nine months ended July 31, 2009.

Our total liabilities as of July 31, 2010 were $1,213,137 as compared to total liabilities of $1,031,547 as of October 31, 2009. The increase is due to a loan made to the Company by the CEO/Chairman and deferred consulting fees payable to the CEO/Chairman of the Company.

Liquidity and Financial Condition

Working Capital

	July	October
	31,	31,
	2010	2009
Current assets	$493,285	$372,362
Current liabilities	1,138,137	1,031,547
Working capital (Deficit)	$(644,852)	$(659,185)

Cash Flows

	Nine Months Ended
	July	July
	31, 2010	31, 2009
Cash flows (used in) operating activities	$(157,173)	$(210,831)
Cash flows (used in) investing activities	-	(113,480)
Cash flows provided by (used in) financing activities	258,400	(105,659)
Increase (decrease) in cash and cash equivalents	101,227	(429,970)

Operating Activities

Net cash used in operating activities was $157,173 for the nine months ended July 31, 2010 compared with net cash used in operating activities of $210,831 in the same period in 2009.

Investing Activities

Net cash used in investing activities was $nil in the nine months ended July 31, 2010 compared to net cash used in investing activities was $113,480 in the same period in 2009. The decrease in use of cash of in investing activities is mainly attributable to a decrease in oil and gas property exploration and development costs.

Financing Activities

Net cash provided in financing activities was $258,400 in the nine months ended July 31, 2010 compared to net cash used by financing activities of $105,659 in the same period in 2009. This is attributable to the private placement completed on December 24, 2009 and a loan made to the Company.

Oil and gas sales volume comparisons for the Quarter ended July 31, 2010 compared to the quarter ended July 31 , 2009

For the nine-month period ended July 31, 2010, the Company had $229,885 in revenues compared to $325,969 in revenues for the same nine-month period in the prior year. The decrease in revenues is largely attributed to lower production volumes.

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

As of July 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $474,750 for the nine month period ending July 31, 2010, and cumulative losses of $3,846,680 to July 31, 2010. As of July 31, 2010 we had deficit in working capital of $644,852 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

  drilling and completion costs for further wells increase beyond our expectations; or

  commodity prices for our production decline beyond our expectations; or

  production levels do not meet our expectations; or

  we incur higher well plug and abandonment costs than currently expected; or

  we encounter greater costs associated with general and administrative expenses or offering costs.

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

From inception through to July 31, 2010, we have incurred aggregate losses of approximately $3,846,680. Our loss from operations for the nine-month period ended July 31, 2010 was $474,750. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Item 6. Exhibits

Exhibit	Description
Number

(i) Articles of Incorporation; and (ii) Bylaws
	3.1*	Articles of Incorporation
	3.2*	Bylaws
	4.1*	Specimen ordinary share certificate
	31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
	31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
	32.1	Section 1350 Certifications
	32.2	Section 1350 Certifications

*Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated January 10, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By:	/s/ " Chris Bunka "
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
September 3, 2010

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
September 3, 2010