Form 10-K
period 2010-10-31
LEXARIA CORP.
filed 2011-01-31
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

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
Yes [   ]     No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2010 was $761,735 based on the average of the high and low bid and asked price of the Registrant’s shares of common stock on the OTC Bulletin Board or $0.10 on April 30, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

13,033,409 common shares as of January 28, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Overview of Business over the Last Five Years

Since we began operations in 2005, the Company has been focused exclusively on the exploration for and development of oil and gas assets located in North America. We participated in the drilling of a single well in Strachan Hills Alberta and eventually wrote down the value of that well to $nil. We participated in the drilling of wells in Oklahoma where we successfully produced and sold oil and gas prior to selling our interest in the Oklahoma properties. We have participated in the drilling of oil and gas wells in Mississippi and remain focused there as our key area of interest with all our current assets within Amite and Wilkinson Counties, Mississippi.

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

1.

each Series A Warrant entitling the holder to purchase one-half of one Warrant Share for a term of one year from issuance and an exercise price of US $0.45 per whole Warrant Share (the exercise price is subject to adjustment pursuant to the loan agreement);

2.

each Series B Warrant entitling the holder to purchase one-half of one Warrant Share for a term of two years from issuance and exercise price of US $0.90 per whole Warrant Share (the exercise price is subject to adjustment pursuant to the loan agreement); and

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

On August 28, 2009, the Company entered into four separate assignment agreements with Enertopia Corp., 0743608 BC Ltd., David DeMartini, and Murrayfield Ltd.three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia Corp, a company with related management, has acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, has acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and 0743608 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 11.6% gross interest in the non-consent interest in the 12-4 well. Effective June 23, 2009, the Company amended its Articles of Incorporation to undertake a one (1) for four (4) share consolidation of its authorized and issued and outstanding common stock. As a result, the Company’s authorized capital decreased from 75,000,000 shares of common stock with a par value of $0.001 to 18,750,000 shares of common stock with a par value of $0.001 and its issued and outstanding shares decreased from 24,369,500 shares of common stock to 6,092,370 shares of common stock.

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

On October 28, 2009, the Company announced that effective at the open of market, the Company’s shares began trading on Canadian National Stock Exchange (“CNSX”) with the trading symbol LXX.

Our Current Business

The Company is an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. The Company is currently generating revenues from its business operations in Mississippi.

We have acquired working interests in various oil and gas properties in Mississippi USA. All of our current oil and gas assets are located in Wilkinson and Amite counties, Mississippi, where we have between 32% gross working interest and 60% gross working interests in producing oil and/or gas wells and in exploration wells yet to be drilled. Our Belmont Lake oil field discovered in December 2006 is located within the Palmetto Point area of Wilkinson county, Mississippi. We previously had an interest in oil and gas wells located in Oklahoma but those assets were sold in August 2008. We have a nominal interest in a non-commercial well located in Strachan Alberta which expired in fiscal year 2010.

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

3.

During the first quarter of its 2010 fiscal year the Company completed an equity financing from the sale of 1,617,752 units at a price of CAD$0.12 per unit for net proceeds of CAD$194,130. Each unit consisted of one common share and a half warrant. Two half warrants entitled the holder to purchase an additional common share of the Company for a period of one year from the date of closing of the financing at an exercise price of CAD$0.22. Effective December 27, 2009, the Company had 12,350,622 shares of common stock issued and outstanding.

4.	On March 17, 2010, the Company had increased its authorized share capital from 18,750,000 common shares to 200,000,000 common shares.

5.

On May 31, 2010, the Company issued 499,893 units at at a price of $0.12 per for a Settlement Agreement valued at $59,987.24. Each unit consist one common share and one share purchase warrant at $0.20 per share for a period of two years. All shares and warrants issued were restricted under applicable securities rules. Effective May 31, 2010, the Company had 12,850,515 shares of common stock issued and outstanding.

6.

On July 29, 2010, the Company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 were proposed to be drilled in August 2010. To take best advantage of this opportunity, the Company cancelled all previous agreements with respect to the Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. The Company received total proceeds of $324,677.12 to fund additional interests in these wells. As a result, the Company has a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of Lexaria, has acquired from Lexaria a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and 0743608 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 20.79% gross interest in the non-consent interest in the two of the three vertical wells; an advisor to the Company has acquired from Lexaria 2.46% gross interest in the non-consent interest in two of the three vertical wells.

7.

On September 13, 2010, Lexaria Corp. (the “Company”) entered into three separate assignment agreements with 0743608 BC Limited, solely owned by a Director/Officer of the Company; Emerald Atlantic LLC, solely owned by a Director of the Company, and the Senior VP Business Development. (the “Assignees”), whereby the Assignees have paid a fee of US$408,116.48 to earn a 24% share of the Company’s gross non- perpetual 32% interest in the three oil wells being drilled in Wilkinson County, Mississippi. This agreement replaces the one signed on August 28, 2009. As a result of the three assignment agreements, Lexaria receives at no cash cost to the company, a carried interest of 8% in these same rights and benefits. The Company assigns, transfers and sets over to the Assignees, all proportionate rights, interest and benefits in the Assigned Non Perpetual Interest held by or granted to the Assignor in and to the Participation Agreement between the Company and Griffin but limited to a gross 500% revenue payout based on the total amount paid under the Initial Consideration and the Subsequent Consideration after which all rights, interests and benefits cease.

8.

On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB Financial Services by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

9.

On October 21, 2010, the Company settled a portion of the debt, namely US$2,166.65 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

10.	In September and October, 2010, new wells were drilled at the Belmont Lake oil field, namely wells 12-2; 12-4 and 12-5.

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

Competition

We are in the business of acquisition and exploration of oil and gas properties. The petroleum industry is competitive in all its phases. We compete with numerous other participants in the search for and the acquisition of oil and natural gas properties, and in the marketing of oil and natural gas. Our competitors include oil and natural gas companies that have substantially greater financial resources, staff and facilities than ours. Our ability to obtain or increase reserves in the future will depend not only on our ability to explore and develop our present properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling. Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.

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

On September 9, 2009, the Company appointed Mr. David DeMartini to the Board of Directors.

On August 5, 2010 we entered into a three-month Management agreement with Tom Irkhe, whereby Mr. Irkhe will act as the Senior Vice-President, Business Development for the Company for consideration of US$3,125 per month and has signed a revised agreement to continue the Management relationship on a continuing month to month basis.

Research and Development

We have incurred $Nil in research and development expenditures over the last fiscal year.

Item 1A.   Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history. Our company's operations will be subject to all the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of our properties may not result in the discovery of reserves. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in resource exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial reserves, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. There can be no assurance that we will be able to operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $62,989 and working capital deficiency of $909,441 as of our year ended October 31, 2010. We currently do not generate significant revenues from our operations. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

For the fiscal year 2010, we have earned revenues of $362,471. We currently have only modest oil or gas reserves that are deemed proved, probable or possible pursuant to American standards of disclosure for oil and gas activities. All of our existing wells are in Mississippi, USA.

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

Our independent certified public accounting firm, in the notes to the audited financial statements for the year ended October 31, 2010 states that there is a substantial doubt that we will be able to continue as a going concern.

As at October 31, 2010, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

Resource Properties

As at October 31, 2010, the Company currently owns a 32% gross working interest in 13 wells and with the exception of a 40% working interest in wells PP F-12-4 and PP F-12-5; a 45% gross working interest in 7 wells; and a 60% gross working interest in 43 wells (of which 38 remain to be drilled); all located in Mississippi under various agreements with Griffin and Griffin Exploration, L.L.C. The most significant of these wells are the producing oil wells PP F-12-1, PP F-12-3, PP F-12-4, and PP F-12-5 located within the Belmont Lake oil field which is itself located in the Palmetto Point region. The Belmont Lake oil field is onshore, as are all of the Company’s wells, but located in a flood plain of the Mississippi River which forces seasonal constraints on certain field activities. The Company has an interest in one producing gas well, the PP F-29, but because the gas from this well is consumed by field operations it is deemed to be of no commercial value. Except for this and the four oil wells noted immediately above, the Company has no other producing wells. Additional details of these interests are noted below and not all of these wells were successful.

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

The Company had a short-lived opportunity to acquire additional fractional interests in the upcoming Belmont Lake 12-4 well which was expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including Lexaria. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, the Company entered into four separate assignment agreements, three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia, a company with related management, had acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, had acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and 0743608 BC Ltd. a company owned by the President of the Company, had acquired from Lexaria a 11.60% gross interest in the non-consent interest in the 12-4 well.

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

On July 29, 2010, the Company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 are proposed to be drilled in August 2010. To take best advantage of this opportunity, the Company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. The Company received total proceeds of $324,677.12 to fund additional interests in these wells. As a result, the Company has a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of Lexaria, has acquired from Lexaria a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and 0743608 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 20.79% gross interest in the non-consent interest in the two of the three vertical wells; an advisor to the Company has acquired from Lexaria 2.46% gross interest in the non-consent interest in two of the three vertical wells.

On September 13, 2010, Lexaria Corp. (the “Company”) entered into three separate assignment agreements with 0743608 BC Limited, solely owned by Director/Officer of the Company; Emerald Atlantic LLC, solely owned by a Director of the Company, and the Senior VP Business Development. (the “Assignees”), whereby the Assignees have paid a fee of US$408,116.48 to earn a 24% share of the Company’s gross non-perpetual 32% interest in the three oil wells being drilled in Wilkinson County, Mississippi. This agreement replaces the one signed on August 28, 2009. As a result of the three assignment agreements, Lexaria receives at no cost to the company, a carried interest of 8% in these same rights and benefits. The Company assigns, transfers and sets over to the Assignees, all proportionate rights, interest and benefits in the Assigned Non Perpetual Interest held by or granted to the Assignor in and to the Participation Agreement between the Company and Griffin but limited to a gross 500% revenue payout based on the total amount paid under the Initial Consideration and the Subsequent Consideration after which all rights, interests and benefits cease.

Total working interest for Belmont Lake as of October 31, 2010 is 32%, with the exception of a 40% interest in wells PP F-12-4 and PP F-12-5; and total working interest in the exploration wells on approximately 130,000 acres surrounding Belmont Lake in all directions as of October 31, 2010, is 60%.

As of October 31, 2010, there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F-29 in the amount of $397,983.21.

As of December 29, 2010, the status of the Palmetto Point, Mississippi wells is as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Shut-in
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon

PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Shut-in
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Shut-in
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Shut-in
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Producing
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-6B		July 27/06	Frio Gas		Shut-in
PP F-52A		July 27/06	Frio Gas		Shut-in
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing
PP F-12-4	Aug/10	Oct/10	Frio Oil	3150	Producing

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

These 50 wells are in addition to all wells drilled under the original 10-well agreement and also in addition to any development wells to be drilled at the Belmont Lake oil field discovery. The AMI originally included over 200,000 gross acres located non-contiguously between Southwest Mississippi and North East Louisiana which include the approximately 32,000 acres of the Palmetto Point area but also include other areas.

The Company had contracted to assume a 40% gross interest in this AMI, meaning it was obligated to pay 40% of costs related to licensing, permitting, drilling, completion and all other related costs. Upon payment of 40% of the costs, the Company earned a net 32% of all production from all producible zones to the base of the Frio formation (Frio Targets); and, 30% of all production to the base of the Wilcox formation (Wilcox Targets). All working interests are to be registered in the name of the Company. This 50-well AMI was intended to be drilled in several stages.

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

As at October 31, 2010, the Company’s working interest in Strachan Leduc Reef property has expired.

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended October 31, 2010, 2009 and 2008.

	For the fiscal year ended October 31, 2010	For the fiscal year ended October 31, 2009	For the fiscal year ended October 31, 2008
Production Data:
Natural gas (Mcf)	360	13,138	58,791
Oil (Bbls)	4,641	7,461	5,522
Average Prices:
Natural gas (per Mcf)	$4.50	$3.77	$8.52
Oil (per Bbl)	$81.47	$50.00	$101.28
Production Costs:
Natural gas (per Mcf)	$15.72	$9.43	$3.71
Oil (per Bbl)	$17.43	$11.00	$23.70

Productive Wells

The following table summarizes information at October 31, 2010, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by the Company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Mississippi	4	5	9	0.21355	0.27	0.48355

Total	4	5	9	0.21355	.27	0.48355

Unaudited Oil and Gas Reserve Quantities

The unaudited reserve estimates for Mississippi, as of October 31, 2010, were prepared by Veazey & Associates, an independent petroleum engineering firm.

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

Unaudited net quantities of proved developed and undeveloped reserves of crude oil and natural gas (all located within United States) are as follows:

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	10,235,672
Future production costs	(2,111,745)
Future development costs	(848,227)
Future net cash flows - undiscounted	7,275,700
10% annual discount for estimated timing of cash flows	(893,508)
Standardized measure of discounted future net cash flows	6,382,192

Year-end price per Mcf of natural gas used in making standardized measure determinations as of October 31, 2010 was $4.50. Year-end price per Bbl of oil used in making these same calculations was $81.47.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of October 31, 2010.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	77.18	20.80	80.65
Adjustments of reserves in place	53.10	(20.20)	49.73
Productions	(4.64)	(0.60)	(4.74)
End of year reserves	125.64	0	125.64

Proved developed reserves:
Beginning of the year reserve	26.63	20.80	30.10
End of year reserves	57.33	0	57.33

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of October 31, 2010. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net

Mississippi	220	132	1,160	241.31
Total	220	132	1,160	241.31

Drilling Activity

The following table sets forth our drilling activity during the years ended October 31, 2010, 2009 and 2008.

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive
Dry					2.72

Development wells:
Productive	2	1.28
Dry	1.64

Total wells	3	1.92	2.72		2.72

Item 3.     Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our Company.

Item 4.     (Reserved and Removed)

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “LXRP.” Our common shares are also quoted on the Canadian National Stock Exchange (CNSX) under the symbol “LXX”. The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares as quoted on the Over-the-Counter Bulletin Board based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC BulletinBoard(1)
Quarter Ended	High	Low
January 31, 2008	$4.92	$2.80
April 30, 2008	$3.92	$1.28
July 31, 2008	$3.00	$0.80
October 31, 2008	$1.60	$0.40
January 31, 2009	$0.32	$0.32
April 30, 2009	$0.16	$0.16
July 31, 2009	$0.16	$0.16
October 31, 2009	$0.16	$0.14
January 31, 2010	$0.16	$0.10
April 30, 2010	$0.13	$0.12
July 31, 2010	$0.20	$0.12
October 31, 2010	$0.29	$0.12
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark- up, mark-down or commission, and may not represent actual transactions.
(2) No high or low bid prices for our common stock were recorded for the period indicated.

On January 5, 2011, the last closing price for one share of our common stock as reported by the OTC Bulletin Board was $0.31. This closing price reflects an inter-dealer price, without retail mark-up, mark-down or commission, and may not represent an actual transaction.

As of January 20, 2011, there were 33 holders of record of our common stock. As of such date, 13,033,409 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2010.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plan described below:

2007 Equity Plan

Our current stock option plan, entitled the 2007 Equity Incentive Stock Option Plan was approved by our shareholders on April 25, 2007 and filed Form S-8 on May 7, 2009.

Discretionary Options granted to the Key Participants hereunder, the Board, on the recommendation of the Committee, may at any time authorize the granting of Options to such Eligible Employees and Eligible Directors as it may select for the number of Shares that it shall designate, subject to the provisions of the Plan. When the grant is authorized, the Board, on the recommendation of the Committee, shall specify the date of grant.

Each Option granted to an Eligible Employee or to an Eligible Director shall be evidenced by an option agreement with terms and conditions consistent with the Plan and as approved by the Board on the recommendation of the Committee, which terms and conditions need not be the same in each case and may be changed from time to time.

Discretionary Options to be vested immediately pursuant to grant hereunder, the Option Period for the Options remaining under the Plan shall be four years from the date of grant thereof or such greater or lesser duration as the Board, on the recommendation of the Committee, may determine at the date of grant thereof, and may thereafter be reduced with respect to any Option as provided in Section 2.8 hereof covering termination of employment or death of the Optionee.

In addition, unless otherwise determined from time to time by the Board, on the recommendation of the Committee, the Options remaining under the Plan may be exercised (in each case to the nearest full Share) during the Option Period as follows:

(a)	at any time during the first year of the Option Period, the Optionee may purchase up to 25% of the total number of Shares reserved for issuance pursuant to his or her Option; and

(b)

at any time during each additional year of the Option period the Optionee may purchase an additional 25% of the total number of Shares reserved for issuance pursuant to his or her Option plus any Shares not purchased in accordance with the preceding subsection (a) until, in the fourth year of the Option Period, 100% of the Option will be exercisable.

Except as set forth in Section 2.8 hereof, no Option may be exercised unless the Optionee is at the time of such exercise:

(c)

in the case of an Eligible Employee, in the employ of the Company or an Affiliate and shall have been continuously so employed since the grant of his Option, but absence on leave, having the approval of the Company or such Affiliate, shall not be considered an interruption of employment for any purpose of the Plan; or

(d)	in the case of an Eligible Director, a director of the Company or an Affiliate and shall have been such a director continuously since the grant of his Option.

Subject to Section 2.6 hereof, the exercise of any Option will be contingent upon the Optionee having entered into an option agreement with the Company on such terms and conditions as have been approved by the Board, on the recommendation of the Committee, and which incorporates by reference the terms of the Plan. The exercise of any Option will also be contingent upon receipt by the Company of cash payment of the full purchase price of the Shares being purchased. No Optionee or his legal representatives or legatees will be, or will be deemed to be, a holder of any Shares subject to an Option, unless and until certificates for such Shares are issued to him or them under the terms of the Plan.

On July 23, 2009 the Company had a 1 for 4 share consolidation. The 2,000,000 maximum granting of stock options has now been reduced to 500,000 stock options.

2010 Equity Compensation Plan

On February 26, 2010, the Company’s shareholders approved and adopted the Company’s 2010 equity incentive plan (the “2010 Plan”). The purpose of the 2010 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to our directors, officers, employees and eligible consultants (“Participants”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2010 Plan is required to be administered by our Board of Directors or a committee appointed by, and consisting of two or more members of our Board of Directors (the “Plan Administrator”). The Plan Administrator has the exclusive authority, in its discretion, to determine all matters relating to any option granted (“Awards”) under the 2010 Plan including: (i) the selection of individuals to be granted Awards; (ii) the type of Awards; (iii) the number of shares of Common Stock subject to an Award; (iv) all terms, conditions, restrictions and limitations, if any, of an Award; and (v) the terms of any instrument that evidences the Award.

The Plan Administrator also has exclusive authority to interpret the 2010 Plan and the terms of any instrument evidencing the Award and may from time to time adopt and change rules and regulations of general application for the 2010 Plan’s administration. The Plan Administrator’s interpretation of the 2010 Plan and its rules and regulations is conclusive and binding on all parties involved or affected.

Options that are eligible for grant under the 2010 Plan to Participants include: (a) incentive stock options, whereby we will grant options to purchase shares of our common stock to Participants with the intention that the options qualify as "incentive stock options" as that term is defined in Section 422 of the Internal Revenue Code; (b) non-incentive stock options, whereby we will grant options to purchase shares of our common stock to Participants that do not qualify as "incentive stock options" under the Internal Revenue Code; (c) stock appreciation rights; and (d) restricted shares. The 2010 Plan provides that a maximum of Two Million (2,000,000) shares of common stock are available for granting of awards under the 2010 Plan.

The Plan Administrator has the authority in its sole discretion to grant Awards to participants as incentive stock options or as non-qualified stock options, as appropriate. Unless an earlier termination date is set by the Plan Administrator, Awards under the 2010 Plan will terminate at the earliest of the following:

(a)	Ten (10) years after the Award is granted;

(b)	The date the stock option expires in accordance with its terms;

(c)

Ninety (90) days after the Participant’s employment terminates (or ceases to provide services to the Company if the grantee is a non-employee director or a consultant) (the “Employment Termination Date”), if the Participant's Employment Termination Date occurs by reason of retirement, resignation or for any other reasons other than for cause, disability or death;

(d)	Twelve (12) months after the Employment Termination Date, if the termination or cessation of services is a result of death or disability; and

(e)	Five (5) years after the Incentive Stock Option is granted for holders of 10% or more of the Company’s common stock.

To the extent that the right to purchase shares under an Award has vested, in order to exercise the Award the participant must execute and deliver to the Company a written stock option exercise agreement or notice in a form and in accordance with procedures established by the Plan Administrator. In addition, the full exercise price of the Option Award must be delivered to the Company and must be paid in a form acceptable to the Plan Administrator.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for incentive stock options must be no less than: 100% of the fair market value of the common stock on the date of grant for Participants that hold less than 10% of the Company’s outstanding common stock; and 110% of the fair market value of the common stock on the date of grant for Participants that hold 10% or more of the Company’s outstanding common stock. The exercise price for nonqualified stock options is determined by the Plan Administrator in its sole and complete discretion. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

Options will become exercisable by the participants in such amounts and at such times as shall be determined by the Plan Administrator in each individual grant. Options are not transferable except by will or by the laws of descent and distribution. Options granted under the 2010 Plan will become exercisable in the manner at the times and in the amounts determined by the Plan Administrator. Participants may exercise options by delivery to the Company of a written stock option exercise agreement or notice, in a form and in accordance with procedures established by the Plan Administrator, setting forth the number of shares purchased under such exercise agreement, accompanied by payment in full in the form of a check or bank draft or other method of payment or some combination thereof as may be acceptable to the Plan Administrator. All incentive stock options granted under the 2010 Plan must comply with Section 422 of the Code.

As at the date of the annual report, there was nil stock options exercised.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
2007 Equity compensation plans not approved by security holders	400,000	$0.20	100,000
2010 Equity compensation plans not approved by security holders	1,125,000	$0.20	875,000
Total	1,525,000	0.20	975,000

As at the date of the annual report, there were no stock options exercised.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2010.

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

Results of Operations for our Years Ended October 31, 2010 and 2009

Our net loss and comprehensive loss for our year ended October 31, 2010, for our year ended October 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Year Ended October 31, 2010 $	Year Ended October 31, 2009 $	Change Between Year Ended October 31, 2010 and Year Ended October 31, 2009 $
Revenue	$62,471	$421,955	$(59,484)
Other (income)expenses	Nil	(94)	94
General and administrative	641,318	627,300	14,018
Interest expense	167,322	160,121	7,201
Write down in carrying value of oil and gas properties	1	Nil	1
Consulting fees	168,512	165,959	2,553
Oil and gas operating expenses	152,479	207,447	(54,968)
Professional Fees	50,562	69,928	(19,366)
Net Income (loss)	(552,462)	(753,573)	201,111

Revenue

The decrease in our oil and gas revenues for our year ended October 31, 2010 was largely due to lower production volumes for oil wells PP F-12-1 and PP F-12-3.

General and Administrative

The increase in our general and administrative expenses for our year ended October 31, 2010 was due to increased stock based compensation.

Professional Fees

There was a decrease in accounting, audit and legal fees for our year ended October 31, 2010. In the year ended October 31, 2009 the fees were higher due to the Canadian stock exchange listing.

Interest Expense

The increase in interest expense for our year ended October 31, 2010 is due to the outstanding loan made to the Company.

Oil and Gas Operating Expenses

The decrease in oil and gas operating expenses for our year ended October 31, 2010 was due to the lower production volumes for oil and gas.

Liquidity and Financial Condition

Working Capital	At	At
	October 31,	October 31,
	2010	2009
Current assets 3	$140,206	$372,362
Current liabilities	1,049,647	1,031,547

Working capital (deficiency)	$(909,441)	$(659,185)

Cash Flows	Year Ended
	October 31,	October 31
	2010	2009
Cash flows from (used in) operating activities	$(330,336)	(36,402)
Cash flows (used in) investing activities	(285,242)	(223,826)
Cash flows from (used in) financing activities	348,400	(79,238)
Net increase (decrease) in cash during year	$(267,178)	(339,466)

Operating Activities

Net cash used in operating activities was $330,336 for our year ended October 31, 2010 compared with cash used in operating activities of $36,402 in the same period in 2009. This difference was largely due to the payments made in accounts payable and an increase in accounts receivable.

Investing Activities

Net cash used in investing activities was $285,242 for our year ended October 31, 2010 compared to net cash used in investing activities of $223,826 in the same period in 2009 was mainly attributable to the oil and gas costs for Belmont Lake.

Financing Activities

Net cash provided in financing activities was $348,400 for our year ended October 31, 2010 compared to net cash used of $79,238 in the same period in 2009. This was largely from the proceeds of a private placement in 2010 and proceeds from a loan payable.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $552,462 for the year ended October 31, 2010 [2009 – net loss of $753,573] and at October 31, 2010 had a deficit accumulated during the exploration stage of $3,924,392 [2009 – $3,371,930]. The Company generated revenue of $362,471 for the year ended October 31, 2010 [2009 - $421,955]. The Company has working capital deficiency of $909,441 as at October 31, 2010. The Company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860, “Transfers and Servicing”. This Standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the de-recognition provisions in Statement of Financial Accounting Standards No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Early application is prohibited. The Company does not anticipate any significant financial impact from adoption of ASC 860.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an update to the Fair Value topic. This update requires new disclosures for (1) transfers in and out of levels 1 and 2, and (2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements. Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. the effective date for the disclosures and clarifications is for the interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010. This update is not expected to have a material impact on the Company’s financial statements.

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

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements.” This ASU requires certain new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

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
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LEXARIA CORP.

We have audited the balance sheets of LEXARIA Corp. (“the Company”) as at October 31, 2010 and 2009 and the related statements of stockholders’ equity, operations and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada
January 21, 2011	Chartered Accountants

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	October 31	October 31
	2010	2009

ASSETS

Current
Cash and cash equivalents	$62,989	$330,167
Accounts receivable	74,879	42,195
Prepaid expenses	2,338	-

Total Current Assets	140,206	372,362

Capital assets, net	425	1,445

Oil and gas properties (Note 5)
Proved property	3,118,376	2,823,277
Unproved properties	19,293	132,034

	3,137,669	2,955,311

TOTAL ASSETS	$3,278,300	$3,329,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$137,437	$240,983
Loan payable (Note 7,8)	910,441	788,795
Due to a related party	1,769	1,769

Total Current Liabilities	1,049,647	1,031,547

Loan Payable (Note 6)	75,000	-

TOTAL LIABILITIES	1,124,647	1,031,547

STOCKHOLDERS' EQUITY

Share Capital
Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 12,926,348 common shares at October 31, 2010 (10,732,870 common shares at October 31, 2009)	12,926	10,733

Additional paid-in capital	6,065,119	5,658,768

Deficit	(3,924,392)	(3,371,930)

Total Stockholders' Equity	2,153,653	2,297,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,278,300	$3,329,118

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the year ended October 31, 2010
(Expressed in U.S. Dollars)

	Year ended
	October 31
	2010	2009
	$	$
Revenue
Natural gas and oil revenue	362,471	421,955

Cost of revenue
Natural gas and oil operating costs	152,479	207,447
Depletion	121,136	340,875
	273,615	548,322

Gross profit (loss)	88,856	(126,367)

Expenses
Accounting and audit	27,547	31,958
Insurance	7,014	8,103
Advertising and promotions	559	930
Bank charges and exchange loss	26,832	98,210
Stock Based Compensation	161,366	56,912
Consulting (note 9)	168,512	165,959
Depreciation	1,021	1,254
Fees and Dues	26,567	24,530
Interest expense from loan payable (note 6,7)	167,322	160,121
Investor relation	1,943	5,821
Legal and professional	23,015	37,970
Office and miscellaneous	1,213	1,982
Rent	15,404	13,590
Telephone	2,917	4,009
Taxes	5,745	6,958
Training	-	350
Travel	4,340	8,643
Write down of oil and gas property	1	-

	641,318	627,300

(Loss) for the period before other income	(552,462)	(753,667)

Other Income
Interest income	-	94

Net (loss) and comprehensive (loss) for the year	(552,462)	(753,573)

Basic and diluted (loss) per share	(0.04)	(0.10)

Weighted average number of common shares outstanding
- Basic and diluted	12,325,675	7,327,478

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
For the year ended October 31, 2010
(Expressed in U.S. Dollars)

	Year ended
	October 31
	2010	2009
	$	$
Cash flows used in operating activities

Net (loss)	(552,462)	(753,573)

Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - Stock based compensation	161,366	56,912
Depreciation	1,021	1,254
Depletion	121,136	340,875
Impairment of oil and gas acquisition cost	1	-
Foreign exchange gain / loss	23,765	88,165
Accredited interest on loan payable	11,672	15,525

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(32,684)	(26,689)
(Increase)/ Decrease in prepaid expenses and deposit	(2,338)	6,186
Increase in accounts payable and accrued liabilities	(61,813)	234,943

Net cash used in operating activities	(330,336)	(36,402)

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(285,242)	(223,826)

Net cash used in investing activities	(285,242)	(223,826)

Cash flows from financing activities

Proceeds (payments) of loan payable	165,000	(266,263)
Proceeds from private placement	183,400	182,250
Warrant Conversion	-	4,775

Net cash from (used in) financing Activities	348,400	(79,238)

Increase (Decrease) in cash and cash equivalents	(267,178)	(339,466)

Cash and cash equivalents, beginning of year	330,167	669,633

Cash and cash equivalents, end of year	62,989	330,167

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended October 31, 2010 to October 31, 2008
(Expressed in U.S. Dollars)

	COMMON STOCK

			STOCK
			TO BE	ADDITIONAL		TOTAL
			ISSUED	PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2008	6,092,370	6,092	-	5,374,472	(2,618,357)	2,762,207

Granted Stock Options at $0.48 per share				20,194		20,194

Stock options revalued and issued at $0.20 per share				36,718		36,718

Issuance of common stock per Subscription Agreement at $0.05 per share	4,545,000	4,545		222,705		227,250

Warrant exercise per Loan Agreement at $0.05 per share	95,500	96		4,679		4,775

Comprehensive income (loss):
(Loss) for the year					(753,573)	(753,573)

Balance, October 31, 2009	10,732,870	10,733	-	5,658,768	(3,371,930)	2,297,571

Granted Stock Options at $0.20 per share				139,050		139,050

Issuance of common stock per Subscription Agreement at $0.1143 per share	1,617,752	1,618		181,782		183,400

Issuance of common stock per Settlement Agreement at $0.12 per share	499,893	500		59,487		59,987

Granted Stock Options at $0.20 per share				22,316		22,316

Warrant exercise pursuant to loan agreement at $0.05 per share	75,833	75		3,716		3,791

Comprehensive income (loss):
(Loss) for the year					(552,462)	(552,462)

Balance, October 31, 2010	12,926,348	$12,926	$-	$6,065,119	$(3,924,392)	$2,153,653

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010
(Expressed in U.S. Dollars)
______________________________________________________________________

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

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At October 31, 2010, the Company had no overproduced imbalances.

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

	c)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of October 31, 2010 and 2009, cash and cash equivalents consist of cash only.

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

The Company adopted Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 220 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

i)	Foreign Currency Translations

The Company’s operations are located in the United States of America and Canada, and it has offices in Canada. The Company maintains its accounting records in U.S. Dollars, as follows: At the transaction date, each asset, liability, revenue and expense that was acquired or incurred in a foreign currency is translated into U.S. dollars by the using of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated at the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

j)	Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist primarily of cash and cash equivalents , accounts receivable, accounts payable and accrued liabilities, loans payable and due to related parties. With the exception of non-current portion of loans payable, the carrying amounts of these financial instruments approximate their fair values due to their short maturities. The fair values of the non-current portion of loans payable are estimated using the discounted value of future cash flows.

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

The Company has adopted ASC 740, “Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

l)	Long-Lived Assets Impairment

Long-term assets of the Company are reviewed for impairment when circumstances indicate the carrying value may not be recoverable in accordance with the guidance established in ASC 360, “Property, Plant and Equipment’. For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

m)	Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The management of the Company had estimated the asset retirement obligation to be immaterial and therefore was not reflected on the financial statements as of October 31, 2010 and 2009.

n)	Comprehensive Income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity changes except those transactions resulting from investments by owners and distributions to owners.

o)	Concentration of credit risk

The Company places its cash and cash equivalent with high credit quality financial institution. As of October 31, 2010, the Company had approximately $62,989 in a bank beyond insured limit (October 31, 2009: $330,167).

p)	New Accounting Pronouncements

In June 2009, the FASB issued ASC 860, “Transfers and Servicing”. This Standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the de-recognition provisions in Statement of Financial Accounting Standards No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Early application is prohibited. The Company does not anticipate any significant financial impact from adoption of ASC 860.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an update to the Fair Value topic. This update requires new disclosures for (1) transfers in and out of levels 1 and 2, and (2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements. Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. the effective date for the disclosures and clarifications is for the interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010. This update is not expected to have a material impact on the Company’s financial statements.

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

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements.” This ASU requires certain new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations.

In May 2010, the FASB issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

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

On May 31, 2010, the Company issued 499,893 units at a price of $0.12 per unit for a Settlement Agreement valued at $59,987. Each unit consists of one common share and one share purchase warrants at $0.12 per share for a period of two years. All shares and warrants issued were restricted under applicable securities rules.

On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB Financial Services by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

On October 21, 2010, the Company settled a portion of the debt, namely US$2,166.65 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

As at October 31, 2010, Lexaria Corp. has 12,926,348 shares issued and outstanding and 6,662,645 warrants issued and outstanding.

A summary of warrants as at October 31, 2010 is as follows:

2010	Number		Exercise	Expiry
Type	Outstanding		Price	Date

Warrants	499,893	1	$0.20	May 31, 2012
	4,545,000	1	$0.20	July 10, 2011
	1,617,752	2	CAD$0.22	December 24, 2010*

1.	Each warrant entitles a holder to purchase one common share.
2.	Two warrants entitle a holder to purchase one common share.

* Subsequent to the year end, 132,600 warrants were exercise and 66,300 common share were issued. The remaining warrants were expired unexercised.

5.	Oil and Gas Properties

(a)	Proved properties

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

The Company had a short-lived opportunity to acquire additional fractional interests in the upcoming Belmont Lake 12-4 well which is expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including Lexaria. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, the Company entered into four separate assignment agreements, three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia, a company with related management, has acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, has acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and 0743608 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 11.60% gross interest in the non-consent interest in the 12-4 well.

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

On July 29, 2010, the Company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 are proposed to be drilled in August 2010. To take best advantage of this opportunity, the Company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. The Company received total proceeds of $324,677.12 to fund additional interests in these wells. As a result, the Company has a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of Lexaria, has acquired from Lexaria a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and 0743608 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 20.79% gross interest in the non-consent interest in the two of the three vertical wells; an advisor to the Company has acquired from Lexaria 2.46% gross interest in the non-consent interest in two of the three vertical wells.

On September 13, 2010, Lexaria Corp. (the “Company”) entered into three separate assignment agreements with 0743608 BC Ltd, solely owned by Director/Officer of the Company; Emerald Atlantic LLC, solely owned by a Director of the Company, and the Senior VP Business Development. (the “Assignees”), whereby the Assignees have paid a fee of US$408,116.48 to earn a 24% share of the Company’s gross non-perpetual 32% interest in the three oil wells being drilled in Wilkinson County, Mississippi. This agreement replaces the one signed on August 28, 2009. A balance of $83,439.36, which is outstanding, will be received by the Company in the month of September. As a result of the three assignment agreements, Lexaria receives at no cost to the company, a carried interest of 8% in these same rights and benefits. The Company assigns, transfers and sets over to the Assignees, all proportionate rights, interest and benefits in the Assigned Non Perpetual Interest held by or granted to the Assignor in and to the Participation Agreement between the Company and Griffin but limited to a gross 500% revenue payout based on the total amount paid under the Initial Consideration and the Subsequent Consideration after which all rights, interests and benefits cease.

As of October 31, 2010, there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F12-29.

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

Properties	October 31,	Addition	Depletion	Write down	October 31,
	2009		for the	in Carrying	2010
			period	Value
U.S.A. –
Proved property	$2,823,277	$416,235	$(121,136)	$-	$3,118,376

Properties	October 31,	Addition	Depletion	Write down	October 31,
	2008		for the	in Carrying	2009
			period	Value
U.S.A. –
Proved property	$3,034,750	$129,402	$(340,875)	$-	$2,823,277

(b)	Unproved Properties

				Cost added to
	October 31,		Addition	capitalized	October 31,
	2008			cost/write down	2010
U.S.A.-Unproved properties	$132,033	$		$(112,740)	$19,293

Canada- Unproved properties	1		-	(1)	0
	$132,034	$		$(112,741)	$19,293

Properties	October 31,	Addition	Cost added to	October 31,
	2008		capitalized	2009
			cost/write down
U.S.A.-Unproved properties	$34,264	$122,769	$(25,000)	$132,033

Canada- Unproved properties	1	-	-	1
	$34,265	$122,769	$(25,000)	$132,034

(1)	Strachan Leduc Reef, Alberta, Canada

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

As at October 31, 2010, the Company’s working interest in Strachan Leduc Reef property has expired and the nominal value of $1 has been written off.

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties. The Company paid $40,073.39 to acquire an additional 2% working interest in the proven Belmont Lake oil and gas field, and an additional 10% working interest in potential nearby exploration wells. Further, the Company is required to pay $100 per month for a period of 4 years from the closing. Total working interest for Belmont Lake as of October 31, 2010 is 32%; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of October 31, 2010, is 60%.

6.	Loan Payable

On April 1, 2010, we entered into a purchase agreement with CAB Financial Services Ltd., a company controlled by Chris Bunka, our President, Chief Executive Officer and Director, (“Purchaser”) for a non- secured promissory note in the amount of US$75,000 (the “Promissory Note”). The Purchaser agreed to purchase a non-secured 18% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the Purchase Agreement. The Promissory Note is due and payable on April 1, 2012 or, if mutually agreed to by all parties then April 1, 2011. The Promissory Note may be prepaid in whole or in part at any time prior to April 1, 2012 by payment of 108% of the outstanding principal amount including accrued and unpaid interest.

As long as the Promissory Note is outstanding, the Purchaser may voluntarily convert the Promissory Note including accrued and unpaid interest to common shares of our company at the conversion price of $0.30 per common share.

The Company did not incur beneficiary conversion charges as the conversion price is great than the fair value of the Company’s equity.

7.	(a) Secured loan payable

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

In connection with the Purchase Agreement, the Company issued a total of 390,000 (1,560,000 pre- consolidation) warrants which two warrants entitle a holder to purchase a common share of the Company of which 195,000 (780,000 pre-consolidation) warrants are eligible at $0.05 (adjusted price) and 195,000 (780,000 pre-consolidation) warrants are eligible at $0.05 (adjusted price) per share and expire October 27, 2009 and October 27, 2010, respectively.

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

On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB Financial Services by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

On October 21, 2010, the Company settled a portion of the debt, namely US$2,166.65 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

On October 21, 2010, the Company entered into an amendment with loan holders to extend the loan to be on a month-to-month basis with the same terms and conditions as pursuant to the amendment.

(b) Unsecured Loan Payable

On September 13, 2010, we entered into a demand loan agreement and promissory note with CAB Financial Services Ltd. (the “Lender”), a company controlled by a director and officer of our company. The principal amount of the note is US$90,000. The loan agreement and promissory note provides that the debt be payable on demand. The note has an interest rate of 12% per annum.

8.	Related Party Transactions

(a)

For the year ended October 31, 2010, the Company paid / accrued $97,200 to CAB Financial Services (“CAB”) (2009: $117,721), RMA Resource Management Associates (“RMA”) Nil (2009: $15,000), Tom Ihrke $8,557 (2009:Nil), and BKB Management Ltd. (“BKB”) CAD$54,900 (2009: $26,740) for management, accounting, and consulting services. CAB is owned by the president of the Company and RMA is owned by a former vice president of the Company, BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$300,000 with CAB Financial Services Ltd. (See Note 7). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB Financial Services by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the year ended, October 31, 2010, the Company accrued and paid interest expenses of CAD$51,025.

(c)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka. (See Note 7). On October 21, 2010, the Company settled a portion of the debt, namely US$2,166.65 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the year ended, October 31, 2010, the Company accrued and paid interest expenses of CAD$80,874.

(d) See Note 5(a)(1), 6 and 7.

(e)

On April 1, 2010, the Company made a non-secured loan agreement in the amount of US$75,000 with CAB Financial Services Ltd. (See Note 6). For the year ended, October 31, 2010, the Company accrued and paid interest expenses of US$7,875.

(f)

On September 13, 2010, the Company made a demand loan agreement in the amount of US$90,000 with CAB Financial Services Ltd. (See Note 7). For the year ended, October 31, 2010, the Company accrued interest expenses of $US1,509.

(g)

Included in accounts payable, $90,027 (October 31, 2009: $25,200) was payable to a company controlled by the president and a director of the Company, $6,075 to a company controlled by a director of the Company and $1,712 to the Senior VP Business Development.

9.	Stock Options

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

On August 16, 2010, the Company granted 150,000 stock options to a consultant of the Company with an exercise price of $0.20, vested 75,000 immediately and 75,000 on August 16, 2011 and expiring on August 16, 2015.

For the year ended October 31, 2010, the Company recorded a total of $161,366 (October 31, 2009 - $56,912) for stock based compensation expenses.

A summary of the stock options for the year ended October 31, 2010 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2008	325,000	$3.24
Granted	275,000	0.23*
Expired	(100,000)	3.20
Balance, October 31, 2009	500,000	$0.53*
Granted	1,125,000	0.20
Expired	(100,000)	1.84
Balance, October 31, 2010	1,525,000	$0.20

*The exercise price is post re-priced.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Period ended October 31, 2010	Period ended October 31, 2009
Expected volatility	145.85%	129.38%
Risk-free interest rate	2.46%	1.48%
Expected life	5 years	2.28 years
Dividend yield	0.0%	0.00%

A summary of weighted average fair value of stock options granted during the year ended October 31, 2010 is as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
Year ended October 31, 2010	Price	Value

Exercise price is greater than market price at grant date:	$0.20	$0.14

	Weighted	Weighted
	Average	Average
	Exercise	Fair
Year ended October 31, 2009	Price	Value

Exercise price is greater than market price at grant date:	$0.20	$0.16

The Company has the following options outstanding and exercisable.

October 31, 2010	Options outstanding			Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
$0.20	150,000	4.79 years	$0.20	75,000	$0.20
$0.20	975,000	4.22 years	$0.20	975,000	$0.20
$0.20	75,000	0.72 years	$0.20	75,000	$0.20
$0.20	325,000	0.64 years	$0.20	325,000	$0.20
Total	1,525,000	3.34 years	$0.20	1,450,000	$0.20

10.	Commitments and Significant Contracts

On November 27, 2008, the Company entered into a Consulting Agreement with CAB Financial Services Ltd. for consulting services of CAB on a continuing basis for a consideration of US$8,000 per month plus GST.

On May 12, 2009 the Company entered into a consulting agreement with BKB Management Ltd. to act as the Chief Financial Officer and a Director for a period of six months for a consideration of CAD $4,500 per month plus GST. This agreement replaces the September 1, 2008, Controller Agreement with CAB Financial Services Ltd. Subsequent to October 31, 2010, effective January 1, 2011, the consideration was increased to CAD$5,500 per month plus GST/HST.

On August 5, 2010 we entered into a three-month Management agreement with Tom Irkhe, whereby Mr. Irkhe will act as the Senior Vice-President, Business Development for the Company for consideration of US$3,125 per month and has signed a revised agreement to continue the Management relationship on a continuing month to month basis.

Note 5(2) 6, and 7.

11.	Income Tax

The Company's provision for income taxes comprise of the following:

	2010	2009

Current Tax Provision	$ Nil	$ Nil

Deferred Tax Provision	$ Nil	$ Nil

Tax Expense	$ Nil	$ Nil

Rate Reconciliation

Income taxes vary from the amount that would be computed by applying the statutory federal income tax rate of 35% for the following reasons:

	2010	2009

U.S. Federal Statutory Rate	$ (132,973)	$ (256,215)

Tax Benefit Not Recognized	$ 132,973	$ 256,215

Tax Expenses	$ Nil	$ Nil

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

		2010		2009
Deferred Tax Assets:
Net Operating Loss Carry forward		$1,191,357		$1,039,371
Valuation Allowance		$(1,191,357)		$(1,039,371)
Net Deferred Tax Assets	$	Nil	$	Nil

Changes in the valuation allowance relate primarily to net operating losses, resources expenditures and others which are not currently recognized. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising there from because at this time management believes it is more likely than not that the benefits will not be realized in future year.

For tax purpose, as of October 31, 2010, the Company has operating loss carry forwards of approximately $3,045,000 which expire in 2025 through 2030 as follow:

Year	Amount
2025	$76,000
2026	508,000
2027	1,056,000
2028	720,000
2029	753,000
2030	391,000

Total	$3,504,000

12.	Segmented Information

The Company’s business is considered as operating in one segment (United States) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

13.	Comparative Figures

Certain 2009 comparative figures have been reclassified to conform with the financial statements presentation adopted for 2010.

14.	Subsequent Events

On November 16, 2010, the Company settled the debt incurred as a result of that consulting agreement, being US$9,375, to Mr. Tom Ihrke by issuing 40,761 restricted common shares of the Company at a price of $0.23 per share. (subsequently issued)

On November 30, 2010, we closed the first tranche of a private placement offering of convertible debentures in the aggregate amount of US$450,000. (subsequeint received) The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at US$0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of US$0.40 per share from the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by certain of our assets.

On December 2, 2010, the Company entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the Senior Vice-President Business Development for the Company. The Company will pay a monthly consulting fee of $3,125.

On December 16, 2010, we closed the second tranche of a private placement offering of convertible debentures in the aggregate amount of US$170,000 (subsequently received). The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at US$0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of US$0.40 per share from the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by certain of our assets.

On December 16, 2010, the Company entered into an assignment agreement with Emerald Atlantic LLC, solely owned by a Director of the Company (the Assignee”), whereby the Assignee has paid a fee of US$30,075.95 to earn 18% of a 4.423% share of the Company’s net revenue interest after field operating expenses for a well to be drilled in Wilkinson County.

On December 13, 2010, the Company entered into a 21 day investor relations agreement with Pentony Enterprise LLC for a total consideration of $6,000.

Effective January 1, 2011, the CFO’s compensation was increased to CAD$5,500 per month plus HST/GST.

Subsequent to the year end, the Company issued 66,300 common shares in pursuant to the exercise of warrants for a total proceeds of CAD$14,586.

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

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of October 31, 2010. These estimates were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	10,235,672
Future production costs	(2,111,745)
Future development costs	(848,227)
Future net cash flows - undiscounted	7,275,700
10% annual discount for estimated timing of cash flows	(893,508)
Standardized measure of discounted future net cash flows	6,382,192

Year-end price per Mcf of natural gas used in making standardized measure determinations as of October 31, 2010 was $4.50. Year-end price per Bbl of oil used in making these same calculations was $81.47.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of October 31, 2010.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	77.18	20.80	80.65
Adjustments of reserves in place	53.10	(20.20)	49.73
Productions	(4.64)	(0.60)	(4.74)
End of year reserves	125.64	0	125.64

Proved developed reserves:
Beginning of the year reserve	26.63	20.80	30.10
End of year reserves	57.33	0	57.33

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.   Controls and Procedures

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

As of October 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Chris Bunka	Chairman, Director and Chief Executive Officer	49	October 26, 2006 February 14, 2007
Bal Bhullar	Chief Financial Officer and Director	41	May 12, 2009
David DeMartini	Director	68	September 8, 2009
Tom Ihrke	Senior Vice-President, Business Development	43	August 5, 2010

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

From 1999 to 2002, Mr. Bunka was the President and CEO of Secure Enterprise Solutions (symbol SETP-OTC) (formerly Newsgurus.com, symbol NGUR-OTC). The Company subsequently changed its name to Edgetech Services and traded on the OTC with the symbol EDGH. Newsgurus.com was a web-based media company. Secure Enterprise Solutions moved into Internet-based computer security products and services and was subsequently purchased by Edgetech Services. Mr Bunka is also Chairman/CEO of Enertopia Corp, (symbol ENRT-OTC) a clean energy company. Mr. Bunka is a director of Defiance Capital Corp., (symbol DEF-TSXV) a Canadian resource company.

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

Previously, Ms. Bhullar has held various positions as President of BC Risk Management Association of BC, and served as Director and CFO of private and public companies. Currently, Ms. Bhullar serves as a Director and CFO for Bare Elegance Medspa, CFO for public company Enertopia Corp (symbol ENRT-OTC) and former CFO for ISEE3D Inc. (symbol ICT-TSXV).

Ms. Bhullar is a Certified General Accountant and as well holds a CRM designation from Simon Fraser University and a diploma in Financial Management from British Columbia Institute of Technology.

Mr. Tom Ihrke, Senior Vice-President, Business Development

Tom Ihrke recently sold his General Partner interest in Commissum Capital Management, a capital management and advisory firm which he co-founded in 2001. During his tenure at Commissum, Tom served as portfolio manager and trader of the firm's investment fund, while also being retained as a consultant by several companies, including Lexaria, to advise on such matters as capital structure, accessing the capital markets, and mergers and acquisitions. Between 1993 and 2001 Tom worked for Morgan Keegan and Company as Senior Investment Banker in the firm's Financial Institution's Group, and prior to that as Senior Trader and Market Maker, overseeing the firm's proprietary trading of financial and energy shares. From 1990 to 1991 Tom traded commodities for his own account as a floor trader on the Chicago Board of Trade, owning a seat on the Mid-America Commodities Exchange. Tom earned his Bachelor of Science at Texas Christian University in 1989, and received his Masters of Business Administration at the University of Tennessee in 1993.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.    A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.    Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.    Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.    Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.    Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.    Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.    Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.    Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

1.

2.

3.

4.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Christopher Bunka	Nil	Nil	Nil
Bal Bhullar	Nil	Nil	Nil
David DeMartini	Nil	Nil	Nil
Tom Ihrke	Nil	Nil	Nil

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended October 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of October 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

Item 11.    Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2010 and 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non- Equity Incentive Plan Compensa -tion ($)	Nonqualified Deferred Compensa tion Ea-rnings ($)	All Other Compensa - tion ($)	Total ($)
Christopher Bunka(1) , President, Chief Executive Officer, & Former Chief Financial Officer (Principal Executive Officer)	2010 2009	$97,200 $117,721	Nil Nil	Nil Nil	$71,308 $12,394	Nil Nil	Nil Nil	Nil Nil	$168,508 $130,115
Bal Bhullar(2) , Chief Financial Officer	2010 2009	$52,636 $26,204	N/A N/A	Nil Nil	$42,785 $5,888	N/A N/A	N/A N/A	N/A N/A	$95,421 $32,092
Tom Ihrke(3) Sr. Vice President, Business Development	2010	$8,557	N/A	Nil	$25,881	N/A	N/A	Nil	$34,438

(1)	Mr. Bunka was appointed president and chief executive officer on October 26, 2006, and was chief financial officer of our company from February 14, 2007 until May 12, 2009.

(2)	Ms. Bhullar was appointed Chief Financial Officer on May 12, 2009

(3)	Mr. Ihrke was appointed Senior Vice President, Business Development on August 5, 2010.

(4)

The fair value of the option award was estimated using the Black-Scholes pricing model with the following assumptions: expected volatility of 145.85%, risk–free interest rate of 2.46%, expected life of 5 years, and dividend yield of 0.0%.

The Company is currently paying its President US$8,000 per month as consulting fees and is paying its Chief Financial Officer CAD$4,500 per month in consulting fees. Subsequent to year end, on January 1, 2011, the Chief Financial Officer’s compensation increased to CAD$5,500 per month in consulting fees.

Employment/Consulting Agreements

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

On May 12, 2009, the Company entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia. BKB Management controlled by the chief financial officer of the Company. A fee of CAD$4,675 including GST is paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. Subsequent to year end, on January 1, 2011, the Chief Financial Officer’s compensation increased to CAD$5,500 per month plus HST/GST in consulting fees.

On August 5, 2010 we entered into a three-month Management agreement with Tom Irkhe, whereby Mr. Irkhe will act as the Senior Vice-President, Business Development for the Company for consideration of US$3,125 per month and has signed a revised agreement to go on a continuing basis.

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Grants of Plan-Based Awards Table

The Company did not grant any awards to our named executive officers in the during our fiscal year ended October 31, 2010.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Christopher Bunka	100,000 100,000 18,750 500,000	- - -		$0.20 $0.20 $0.20 $0.20	2011/04/26 2011/07/20 2011/07/20 2015/01/20
Bal Bhullar	12,500 37,500 300,000	- -		$0.20 $0.20 $0.20	2011/07/20 2011/07/20 2015/01/20
David DeMartini	6,250 100,000	- -		$0.20 $0.20	2011/07/20 2015/01/20
Tom Ihrke	25,000 12,500 6,250 25,000 75,000	- - - 75,000		$0.20 $0.20 $0.20 $0.20 $0.20	2011/06/18 2011/07/20 2011/07/20 2015/01/20 2015/08/16

Option Exercises

During our fiscal year ended October 31, 2010 there were no options exercised by our named officers.

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

Compensation Committee Interlocks and Insider Participation

During 2010, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2010.

Compensation Committee Report

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 17, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Christopher Bunka Kelowna BC Canada	6,055,257 (1)	28.7%
Bal Bhullar Vancouver, BC	431,250 (2)	0.3*
David DeMartini, Texas, Houston	3,852,678(3)	12.9%
Tom Ihrke South Carolina	469,835(4)	1.9%
Directors and Executive Officers as a Group (3 persons) (4)	4,744,606	43.8%
5% Stockholders
Christopher Bunka Kelowna BC Canada	6,055,257 (1)	28.7%
David DeMartini, Texas, Houston	1,606,250(3)	12.9%

*             Less than 1%.

(1)          Includes 2,478,521 shares held in the name of C.A.B. Financial Services and 1,257,986 shares held directly by Chris Bunka. Includes 1,600,000 warrants held in the name of C.A.B. Financial Services. Includes 718,750 options which are exercisable at $0.20 within 60 days of December 27, 2010.

(2)          Includes 40,000 warrants held and 350,000 options which are exercisable at $0.20 within 60 days of December 27, 2010.

(3)          Includes 1,500,000 warrants, 571,428 in convertible debt warrants and 106,250 options which are exercisable at $0.20 within 60 days of December 27, 2010.

(4)          Includes 218,750 options of which 143,500 are exercisable at $0.20 within 60 days of December 27, 2010.

(5)          Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 27, 2010. As of January 25, 2011, there were 13,033,409 shares of our Company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2010 and for fiscal year ended October 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2010	October 31, 2009
Audit Fees	16,202	16,275
Audit Related Fees	8,952	16,867
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	27,154	33,142

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Chang Lee LLP for the fiscal years ended October 31, 2010 and October 31, 2009 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $16,202 audit related fees paid to Chang Lee LLP for the fiscal year ended October 31, 2010 and $16,275 for the fiscal year ended October 31, 2009.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended October 31, 2010 and October 31, 2009, we did not use Chang Lee LLP for non-audit professional services or preparation of corporate tax returns.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

*        Filed herewith.

Exhibit No.	Document Description

(3)	Articles of Incorporation and By-laws

3.1(1)	Articles of Association

3.2(1)	Bylaws

3.3(9)	Amendments to Articles of Incorporation

3.4(10)	Amended and restated Bylaws

(4)	Instruments defining the rights of security holders, including indentures

4.1(1)	Specimen Stock Certificate

4.2	Form of Warrant dated July 10, 2009

4.3	Form of Warrant dated December 24, 2009

(10)	Material Contracts

10.1(1)	Strachan Participation & Farmout Agreement

10.2(1)	Griffin Model Form Operating Agreement

10.3(1)	Griffin Drilling Program Agreement

10.4(2)	Management Services Agreement with Leonard MacMillan

10.5(3)	Consulting Agreement with CAB Financial Services Ltd.

10.6(4)	Agreement with Brink Resources

10.7(4)	Agreement with 0743608 BC Ltd.

10.8(5)	Amended Agreement and Promissory Notes

10.9(6)	Consulting Agreement with CAB Financial Services Ltd.

10.10(7)	Agreement with Delta Oil & Gas, Inc. and The Stallion Group

10.11(8)	Agreement with BKB Management Ltd.

10.12(11)	Equity Compensation Plan

10.13(12)	Form of Stock Option Agreement

10.14(13)	Form of Stock Option Agreement

10.15	Form of Private Placement Subscription Agreement dated July 10, 2009

10.16	Form of Private Placement Subscription Agreement dated December 24, 2009

10.17(17)	Assignment Agreements and Loan Agreement

10.18(18)	Consulting Agreement with Tom Ihrke

10.19(19)	Equity Compensation Plan

10.20(20)	Form of Convertible Debt

(14)	Code of Ethics

14.1(14)	Code of Business Conduct and Ethics

(23)	Consents of experts and Counsel

23.1	Consent of Chang Lee LLP, Chartered Accountants

(31)	Rule 13a-14(a)/15d-14(a)

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Christopher Bunka

31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Bal Bhullar

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes Oxley Act of 2002

32.2*	Section 906 Certification under Sarbanes Oxley Act of 2002

(99)	Exhibit No.

99.1(15)	Haas Reserve Reports

99.2(16)	Veazey Reserve Report

* Filed herewith.

(1)	Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006.
(2)	Incorporated by reference from Form SB-2 Registration Statement filed on May 5, 2006.
(3)	Incorporated by reference from our current report on Form 8-K filed.
(4)	Incorporated by reference from our current report on Form 8-K filed on June 21, 2007.
(5)	Incorporated by reference from our current report on Form 8-K filed on October 22, 2010.
(6)	Incorporated by reference from our current report on Form 8-K filed on December 1, 2008.
(7)	Incorporated by reference from our current report on Form 8-K filed on April 7, 2009.
(8)	Incorporated by reference from our current report on Form 8-K filed on May 19, 2009.
(9)	Incorporated by reference from our current report on Form 8-K filed on June 23, 2009.
(10)	Incorporated by reference from our current report on Form 8-K filed on December 22, 2009.
(11)	Incorporated by reference from our current report on Form S8 filed on May 7, 2007.
(12)	Incorporated by reference from our current report on Form 8-K filed on March 4, 2009.
(13)	Incorporated by reference from our current report on Form 8-K filed on July 10, 2009.
(14)	Incorporated by reference from Form SB-2 Registration Statement filed on September 20, 2007.
(15)	Incorporated by reference from our current report on Form 8-K filed on July 17, 2007.
(16)	Incorporated by reference from our current report on Form 8-K filed on October 31, 2007.
(17)	Incorporated by reference from our current report on Form 8-K filed on September 13, 2010.
(18)	Incorporated by reference from our current report on Form 8-K filed on August 6, 2010.
(19)	Incorporated by reference from our current report on Form 8-K filed on January 21, 2010.
(20)	Incorporated by reference from our current report on Form 8-K filed on November December 1, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director

Date: January 28, 2011

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director

Date: January 28, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: January 28, 2011

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 28, 2011

By: /s/ David DeMartini
David DeMartini
Director