Form 10-K/A
period 2010-10-31
LEXARIA CORP.
filed 2011-02-01
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Results of Operations for our Years Ended October 31, 2010 and 2009

Our net loss and comprehensive loss for our year ended October 31, 2010, for our year ended October 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Year Ended October 31, 2010 $	Year Ended October 31, 2009 $	Change Between Year Ended October 31, 2010 and Year Ended October 31, 2009 $
Revenue	$362,471	$421,955	$(59,484)
Other (income)expenses	Nil	(94)	94
General and administrative	641,318	627,300	14,018
Interest expense	167,322	160,121	7,201
Write down in carrying value of oil and gas properties	1	Nil	1
Consulting fees	168,512	165,959	2,553
Oil and gas operating expenses	152,479	207,447	(54,968)
Professional Fees	50,562	69,928	(19,366)
Net Income (loss)	(552,462)	(753,573)	201,111

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