Form 10-K/A
period 2010-10-31
LEXARIA CORP.
filed 2011-02-08
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

13,033,409 common shares as of January 28, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Form 10-K for the period ended October 31, 2010 is being filed solely to include Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm).

Aside from the inclusion of this Exhibit, there have been no other changes to the content of the Form 10-K.

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

Date: February 8, 2011

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director

Date: February 8, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: February 8, 2011

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: February 8, 2011

By: /s/ David DeMartini
David DeMartini
Director