Form 10-Q
period 2011-01-31
LEXARIA CORP.
filed 2011-03-15
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to ______________________

Commission File Number ______________________

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 13,033,409 common shares issued and outstanding as of January 31, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended January 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	January 31	October 31
	2011	2010

ASSETS

Current
Cash and cash equivalents	$279,596	$62,989
Accounts receivable	175,863	74,879
Prepaid expenses and deposit	8,787	2,338

Total Current Assets	464,246	140,207

Capital assets, net	170	425

Oil and gas properties (Note 5)
Proved property	3,233,033	3,118,376
Unproved properties	19,293	19,293

	3,252,326	3,137,668

TOTAL ASSETS	$3,716,742	$3,278,300

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$167,080	$137,436
Loan payable (Note 8)	803,951	910,441
Due to a related party	1,769	1,769

Total Current Liabilities	972,800	1,049,647

Loan Payable (Note 7)	675,943	75,000

TOTAL LIABILITIES	1,648,743	1,124,647

STOCKHOLDERS' EQUITY

Share Capital
Authorized: '200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 13,033,409 common shares at January 31, 2011 (12,926,348 common shares at October 31, 2010)	13,033	12,926

Additional paid-in capital	6,109,536	6,065,119

Deficit	(4,054,569)	(3,924,392)

Total Stockholders' Equity	2,068,000	2,153,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,716,742	$3,278,300

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
For Three Months Ended January 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

	COMMON STOCK
			ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2009	10,732,870	$10,733	$5,658,768	$(3,371,930)	$2,297,571

Stock Options @ $0.20 Jan 10	-	-	139,050	-	139,050

Issuance of common stock per Subscription Agreement at $0.1143 per share	1,617,752	1,618	181,782	-	183,400

Issuance of common stock per Settlement Agreement at $0.12 per share	499,893	500	59,487	-	59,987

Stock Options @ $0.20 Aug. 16			22,316	-	22,316

Warrant conversion @$0.05	75,833	76	3,716	-	3,792

Comprehensive income (loss):
(Loss) for the year	-	-	-	(552,462)	(552,462)

Balance, October 31, 2010	12,926,348	12,926	6,065,118	(3,924,392)	2,153,653

Warrant conversion @$0.22	66,300	66	14,521	-	14,587

Issuance of common stock for debt settlement	40,761	41	9,334	-	9,375

Intrinsic value of beneficial conversion feature	-	-	20,563	-	20,563

Comprehensive income (loss):
(Loss) for the period	-	-	-	(130,177)	(130,177)

Balance, January 31, 2011	13,033,409	$13,033	$6,109,536	$(4,054,569)	$2,068,000

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For three months ended January 31, 2011 and 2010
(Expressed in U.S. Dollars)
(Unaudited)

		Three Months Ended
		January 31
		2011		2010
	$		$
Revenue
Natural gas and oil revenue		330,163		67,096

Cost of revenue
Natural gas and oil operating costs		151,910		29,872
Depletion		127,219		35,726
Write down in carrying value of oil & gas properties		-		1
		279,129		65,599

Gross profit (loss)		51,034		1,497

Expenses
Accounting and audit		17,973		16,202
Insurance		2,338		-
Advertising and promotions		620		-
Bank charges and exchange loss		14,066		12,460
Stock Based Compensation		-		139,050
Consulting (note 9)		48,115		43,185
Depreciation		255		255
Fees and Dues		6,488		5,581
Interest expense from loan payable (note 7, 8)		56,864		39,106
Investor relation		22,153		-
Legal and professional		4,311		21,142
Office and miscellaneous		1,421		378
Rent		3,427		3,789
Telephone		1,395		538
Training		268		-
Travel		1,516		2,625

		181,210		284,312

Net (loss) and comprehensive (loss) for the period		(130,177)		(282,815)

Basic and diluted (loss) per share		(0.01)		(0.03)

Weighted average number of common shares outstanding
- Basic and diluted		12,979,921		10,910,158

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF CASH FLOWS
For three months ended January 31, 2011 and 2010
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended
	January 31
	2011	2010

Cash flows used in operating activities

Net (loss) for the period	$(130,177)	$(282,815)

Adjustments to reconcile net loss to net cash used in operating activities:
Consulting fee - debt settlement	9,375	139,050
Depreciation	255	255
Depletion	127,219	35,726
Write down in carrying value of oil and gas properties	-	1
Foreign exchange gain / loss	-	9,783
Accredited interest on loan payable	-	2,730

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(100,984)	19,771
(Increase)/ Decrease in prepaid expenses and deposit	(6,449)	(9,352)
Increase in accounts payable	29,644	17,175

Net cash used in operating activities	(71,117)	(67,676)

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(241,876)	-

Net cash used in investing activities	(241,876)	-

Cash flows from financing activities

Payments of loan payable	(104,986)	-
Proceeds from convertible debenture	620,000	-
Proceeds from private placement	-	183,400
Proceeds from exercising of warrants	14,586	-

Net cash from financing Activities	529,600	183,400

Increase (Decrease) in cash and cash equivalents	216,607	115,724

Cash and cash equivalents, beginning of period	62,989	330,167

Cash and cash equivalents, end of period	$279,596	$445,891

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim financial statements for the quarter ended January 31, 2011 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2010 audited annual financial statements and notes thereto.

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

b)    Convertible Debentures

The Company accounts for its convertible debt instruments that may be settled in cash upon conversion according to ASC 470-20-30-22 which requires the proceeds from the issuance of such convertible debt instruments to be allocated between debt and equity components so that debt is discounted to reflect the Company’s non-convertible debt borrowing rate. Further, the Company applies ASC 470-20-35-13 which requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.

c) New Accounting Pronouncements

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

On January 4, 2011, 132,600 warrants were exercised for 66,300 common shares of the Company at a price of CAD$0.22 for a total proceeds of CAD$14,586. 100,000 warrants of the 132,600 warrants were exercised by a Director of the Company.

As at January 31, 2011, Lexaria Corp. has 13,033,409 shares issued and outstanding and 6,816,322 warrants issued and outstanding.

A summary of warrants as at January 31, 2011 is as follows:

2011	Number		Exercise	Expiry
Type	Outstanding		Price	Date

Warrants	499,893	1	$0.20	May 31, 2012
	4,545,000	1	$0.20	July 10, 2011
	1,771,429	1	$0.40	November 30, 2012

1. Each warrant entitles a holder to purchase one common share.

6.	Oil and Gas Properties

(a)	Proved properties

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

As of January 31, 2011, there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F12-29.

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

Properties	October 31,	Addition	Depletion	January 31,
	2010			2011

U.S.A. – Proved property	$3,118,376	$241,876	$(127,222)	$3,233,030

(b)    Unproved Properties

Properties	October 31,	Addition	Cost added to	January 31,
	2010		capitalized	2011
			cost/write down

U.S.A.-Unproved properties	$19,293	$-	$-	$19,293

(1)	Strachan Leduc Reef, Alberta, Canada

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

The Company wrote down the cost of the property to a nominal value of $1 as the future realization of the property is uncertain in the fiscal year 2008 and then written off in fiscal year 2010 due to the property has expired.

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

7.	Loan Payable

a)

On April 1, 2010, the Company entered into a purchase agreement with CAB Financial Services Ltd., a company controlled by Chris Bunka, our President, Chief Executive Officer and Director, (“Purchaser”) for a non-secured promissory note in the amount of US$75,000 (the “Promissory Note”). The Purchaser agreed to purchase a non-secured 18% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the Purchase Agreement. The Promissory Note is due and payable on April 1, 2012 or, if mutually agreed to by all parties then April 1, 2011. The Promissory Note may be prepaid in whole or in part at any time prior to April 1, 2012 by payment of 108% of the outstanding principal amount including accrued and unpaid interest.

As long as the Promissory Note is outstanding, the Purchaser may voluntarily convert the Promissory Note including accrued and unpaid interest to common shares of our company at the conversion price of $0.30 per common share.

The Company did not incur beneficiary conversion charges as the conversion price is great than the fair value of the Company’s equity.

b)

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

On December 16, 2010, the Company closed the second tranche of a private placement offering of convertible debentures in the aggregate amount of US$170,000. The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at US$0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of US$0.40 per share from the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by certain of our assets.

The aggregate principal value of the above convertible debentures was US$620,000 and was allocated to the individual components on a relative fair value basis. In addition, because the effective conversion price of the convertible debentures was below the current trading price of the Company’s common shares at the date of issuance, the Company recorded a beneficial conversion feature of approximately $20,000. The value of the warrants and beneficial conversion feature has been recorded as additional paid in capital.

8.	(a) Secured loan payable

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

During the three months period ended January 31, 2011, the Company has paid down the debt by CAD$30,000.

(b) Unsecured Loan Payable

On September 13, 2010, we entered into a demand loan agreement and promissory note with CAB Financial Services Ltd. (the “Lender” or “CAB”), a company controlled by a director and officer of our company. The principal amount of the note is US$90,000. The loan agreement and promissory note provides that the debt be payable on demand. The note has an interest rate of 12% per annum.

On January 31, 2011, the Company had paid back the loan for the full amount of US$90,000 to CAB.

9.	Related Party Transactions

(a)

For the quarter ended January 31, 2011, the Company paid / accrued $26,880 to CAB (2010: $25,200), Tom Ihrke (an officer of the Company) $9,519 (2010: $Nil), and BKB Management Ltd. (“BKB”) CAD$16,240 (2010: $17,785) for management, accounting, and consulting services. CAB is owned by the president of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$300,000 with CAB. (See Note 8a). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the quarter ended, January 31, 2011, the Company accrued and paid interest expenses of CAD$11,319.

(c)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka. (See Note 8a). On October 21, 2010, the Company settled a portion of the debt, namely US$2,166.65 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the quarter ended, January 31, 2011, the Company accrued and paid interest expenses of CAD$17,901.

(d)	See Note 6, 7 and 8.

(e)

On April 1, 2010, the Company made a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7). For the quarter ended January 31, 2011, the Company accrued and paid interest expenses of US$5,625.

(f)	On September 13, 2010, the Company made a demand loan agreement in the amount of US$90,000 with CAB (See Note 8b). As at January 31, 2011, the Company paid back the loan in full.

(g)	Included in accounts payable, $95,200 (October 31, 2010: $90,027) was payable to a company controlled by the president and a director of the Company.

(h)

For the quarter ended January 31, 2011, the Company has paid/accrued $44,267 (2010: $Nil) to 0743608 BC Ltd., $18,608 (2010:$Nil) to Emerald Atlantic LLC, and $5,245 (2010: $Nil) for Non- consent Interest in Belmont Lake. 0743608 BC Ltd. is owned by the president of the Company and Emerald Atlantic LLC is owned by a Director of the Company.

10.	Stock Options

On July 8, 2009, the Company granted 75,000 stock options to directors and consultants of the Company with exercise price of $0.20, vested immediately, and re-priced 325,000 of the previously issued stock options to $0.20 that expire over 1.47 years.

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

For the three months period ended January 31, 2011, the Company recorded a total of $Nil (2010: $139,050) for stock based compensation expenses.

A summary of the stock options for the quarter ended January 31, 2011 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2009	500,000	$0.53*
Granted	1,125,000	0.20
Expired	(100,000)	1.84
Balance, January 31, 2011 and October 31, 2010	1,525,000	$0.20

*The exercise price is post re-priced.

The Company has the following options outstanding and exercisable.

January 31, 2011		Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
$0.20	150,000	4.54 years	$0.20	75,000	$0.20
$0.20	975,000	3.97 years	$0.20	975,000	$0.20
$0.20	75,000	0.47 years	$0.20	75,000	$0.20
$0.20	325,000	0.39 years	$0.20	325,000	$0.20
Total	1,525,000	3.09 years	$0.20	1,450,000	$0.20

11.	Commitments and Significant Contracts

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

On August 5, 2010 we entered into a three-month Management agreement with Tom Irkhe, whereby Mr. Irkhe will act as the Senior Vice-President, Business Development for the Company for consideration of US$3,125 per month. On December 2, 2010, the Company entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the Senior Vice-President Business Development for the Company. The Company will pay a monthly consulting fee of $3,125.

See also Note 6(2), 7, and 8.

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

During the three months period ended January 31, 2011, we experienced the following significant corporate developments:

1.

On November 16, 2010, the Company settled the debt incurred as a result of a consulting agreement, being US$9,375, to Mr. Tom Ihrke by issuing 40,761 restricted common shares of the Company at a price of $0.23 per share.

2.

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

3.

On December 16, 2010, we closed the second tranche of a private placement offering of convertible debentures in the aggregate amount of US$170,000. The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at US$0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of US$0.40 per share from the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by certain of our assets.

4.

On December 16, 2010, the Company entered into an assignment agreement with Emerald Atlantic LLC, solely owned by a Director of the Company (the Assignee”), whereby the Assignee has paid a fee of US$30,075.95 to earn 18% of a 4.423% share of the Company’s net revenue interest after field operating expenses for a well to be drilled in Wilkinson County.

5.

On January 4, 2011, 132,600 warrants were exercised for 66,300 common shares of the Company at a price of CAD$0.22 for total proceeds of CAD$14,586. 100,000 warrants of the 132,600 warrants were exercised by a Director of the Company.

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

The Company’s business plan does not anticipate that it will hire a large number of employees or that it will require extensive office space. The Company has to date, and plans to continue to acquire most of the industry and geological expertise it requires, through third party contractual relationships with consulting experts and with operating companies which will act as operators of the Company’s various interests. Although this exposes the Company to certain risks on behalf of those operators, it also allows the Company to participate in the often unique experience and knowledge that local persons have related to certain properties. This strategy allows the Company to participate in a wider variety of oil and gas opportunities than if all of its geological expertise were in-house and confined to a single geographical area. From a business operations perspective, this strategy also enables the Company to minimize its ongoing fixed in-house costs for geological or geophysical analytical expenses while still allowing it to contract for that expertise when and as needed. This business strategy has been successful during a time of declining oil and gas prices, when many companies with high internal overheads and cost structures due to large numbers of highly expensive in-house professionals cannot be sustained due to declining revenues. The Company will hire third-party consulting geophysicists and geologists on an as-needed basis to evaluate oil and gas properties that may be of interest, and to reinforce and double-check the technical work and abilities of its third-party operators. This provides the Company with the required expertise it needs, when its needed, whilst avoiding high fixed long-term costs.

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

Drilling of this well has been completed and some evaluation was completed. The well appeared to be noncommercial. In fiscal year 2008, the Company wrote down the cost of the property to a nominal value of $1 and then wrote off the property in fiscal year 2010.

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

On July 29, 2010, the Company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 were proposed to be drilled in August 2010. To take best advantage of this opportunity, the Company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. The Company received total proceeds of $324,677.12 to fund additional interests in these wells. As a result, the Company has a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of Lexaria, has acquired from Lexaria a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and 0743608 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 20.79% gross interest in the non-consent interest in two of the three vertical wells; an advisor to the Company has acquired from Lexaria 2.46% gross interest in the non-consent interest in two of the three vertical wells.

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

As of January 31, 2011, there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F-29 in the amount of $241,876.

As of February 17, 2011, the status of the Palmetto Point, Mississippi wells is as follows:

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

The Company has a consulting agreement with BKB Management Ltd., a corporation organized under the laws of the Province in British Columbia. BKB Management Ltd. is a consulting company controlled by the chief financial officer and director for a consideration of CAD $5,500 per month plus HST.

The Company has a consulting agreement with CAB Financial Services Ltd., a corporation organized under the laws of the Province of British Columbia. CAB Financial Services is a consulting company controlled by the chairman of the board and the chief executive officer of the Company. The consulting services provided by CAB Financial Services are on a continuing basis for a consideration of $8,000 per month plus HST. CAB Financial Services Ltd. may terminate the agreement at any time by giving 30 days written notice.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of January 31, 2011, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. At July 31, 2010, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Results of Operations – Three Months Ended January 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2011, which are included herein.

Our operating results for the three months ended January 31, 2011, for the three months ended January 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010	Change Between Three Month Period Ended January 31, 2011 and January 31, 2010
Revenue	$330,163	$67,096	$(263,067)
Other income/expenses	Nil	Nil	Nil
General and administrative	181,210	284,312	(104,607)
Interest expense	56,864	39,106	16,254
Impairment loss on oil and gas properties	Nil	Nil	Nil
Consulting fees	48,115	43,185	4,930
Oil and gas operating expenses	151,910	29,872	122,038
Professional Fees (legal and audit fees)	22,284	37,344	(15,060)
Net loss	(130,177)	(282,815)	(152,638)

Our accumulated losses increased to $4,054,569 as of January 31, 2011. Our financial statements report a net loss of $130,177 for the three month period ended January 31, 2011 compared to a net loss of $282,815 for the three month period ended January 31, 2010. Our revenues have increased primarily as a result of the new producing oil well at Belmont Lake, PPF-12-4, along with the increased percentage working interest on that well. Our losses have decreased primarily because of the stock based compensation expense from the issuance of stock options in January 2010. For the three month period ended January 31, 2011, there has been an increase in our interest expense due to the new convertible debt of $620,000; an increase in foreign exchange loss; and, an increase in consulting fees due to a new consulting contract with the Senior VP-Business Development in comparison to the three month period ended January 31, 2010 . The Company also recognized an increase in depletion of its capitalized oil and gas expenditures $127,219 during the three months ended January 31, 2011, compared to $35,726 for the three months ended January 31. 2010. The Company also recognized an increase in its oil and gas operating expenses of $151,910 compared to $29,872 for the three months ended January 31, 2010. The increase in the costs are due to the increased production in oil, the addition of the new oil well at Belmont Lake PPF-12-4, and its increased percentage in working interest .

As at January 31, 2011, we had $972,800 in current liabilities. Our net cash used in operating activities for the three months ended January 31, 2011 was $71,117 compared to $67,676 used in the three months ended January 31, 2010. Our accumulated losses increased to $4,054,569 as of January 31, 2011. Our financial statements report a net loss of $130,177 for the three month period ended January 31, 2011 compared to a net loss of $282,815 for the three month period ended January 31, 2010. Our losses have decreased primarily because of an increase in revenues resulting from the new producing oil well at Belmont Lake PPF-12-4 along and the increased percentage working interest on that well. Our losses have decreased primarily because of the stock options that were issued in January 2010. The Company also recognized cost of revenue in oil and gas properties of $279,129 during the three months ended January 31, 2011, compared to $65,599 for the three months ended January 31, 2010.

Our total liabilities as of January 31, 2011 were $1,648,743 as compared to total liabilities of $1,124,647 as of October 31, 2010. The increase is due to the Convertible Debt financing of $620,000 that was completed in December 2010.

Liquidity and Financial Condition

Working Capital

	January	October
	31,	31,
	2011	2010
Current assets	$464,246	$140,207
Current liabilities	972,800	1,049,647
Working capital (Deficit)	$(508,554)	$(909,440)

Cash Flows

	Three Months Ended
	January	January
	31, 2011	31, 2010
Cash flows (used in) operating activities	$(71,117)	$(67,676)
Cash flows (used in) investing activities	(241,876)	(-)
Cash flows provided by (used in) financing activities	529,600	183,400
Increase (decrease) in cash and cash equivalents	216,607	115,724

Operating Activities

Net cash used in operating activities was $71,117 for the three months ended January 31, 2011 compared with net cash used in operating activities of $67,676 in the same period in 2010.

Investing Activities

Net cash used in investing activities was $241,876 in the three months ended January 31, 2011 compared to net cash used in investing activities was $nil in the same period in 2010. The use of cash in investing activities is mainly attributable to the new oil well at Belmont Lake PPF-12-4.

Financing Activities

Net cash provided in financing activities was $529,600 in the three months ended January 31, 2011 compared to net cash used by financing activities of $183,400 in the same period in 2010. This is attributable to the convertible debt financing completed on December 16, 2010.

Oil and gas sales volume comparisons for the Quarter ended January 31, 2011 compared to the quarter ended January 31, 2010

For the three-month period ended January 31, 2011, the Company had $330,163 in revenues compared to $67,096 in revenues for the same three-month period in the prior year. The increase in revenues is a result from the new producing oil well at Belmont Lake PPF-12-4 along and the increased percentage working interest on that well, which has led to increased volumes.

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

As of January 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $128,672 for the three month period ending January 31, 2011, and cumulative losses of $4,053,064 to January 31, 2011. As of January 31, 2011 we had deficit in working capital of $508,554 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to January 31, 2011, we have incurred aggregate losses of approximately $4,054,569. Our loss from operations for the three-month period ended January 31, 2011 was $130,177. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
14/03/2011

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
14/03/2011