Form 10-Q
period 2011-04-30
LEXARIA CORP.
filed 2011-06-13
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number 000-52138

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 13,139,659 common shares issued and outstanding as of April 30, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended April 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	April 30	October 31
	2011	2010
ASSETS
Current
Cash and cash equivalents	$126,836	$62,989
Accounts receivable	170,472	74,879
Prepaid expenses and deposit	6,411	2,338
Total Current Assets	303,719	140,207

Capital assets, net	-	425

Oil and gas properties (Note 6)
Proved property	3,190,475	3,118,376
Unproved properties	19,293	19,293
	3,209,768	3,137,668
TOTAL ASSETS	$3,513,487	$3,278,300

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable and accrued liabilities	$100,616	$137,436
Loan payable (Note 7,8)	878,183	910,441
Due to a related party	1,769	1,769
Total Current Liabilities	980,568	1,049,647

Loan Payable (Note 7)	599,438	75,000

TOTAL LIABILITIES	1,580,006	1,124,647

STOCKHOLDERS' EQUITY

Share Capital
Authorized: 200,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 13,139,659 common shares at April 30, 2011 (12,926,348 common shares at October 31, 2010)
	13,139	12,926
Additional paid-in capital	6,130,679	6,065,119
Deficit	(4,210,337)	(3,924,392)
Total Stockholders' Equity	1,933,481	2,153,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,513,487	3,278,300

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY
For Six Months Ended April 30, 2011 to October 31, 2009
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, October 31, 2009	10,732,870	$10,733 $	5,658,768	$(3,371,930)	$2,297,571
Stock Options @ $0.20 Jan 10	-	-	139,050	-	139,050
Agreement at $0.1143 per share	1,617,752	1,618	181,782	-	183,400
Agreement at $0.12 per share	499,893	500	59,487	-	59,987
Stock Options @ $0.20 Aug. 16	-	-	22.316	-	22.316
Warrant conversion @$0.05	75,833	76	3,716	-	3,792
Comprehensive income (loss):
(Loss) for the year	-	-	-	(552,462)	(552,462)
Balance, October 31, 2010	12,926,348	12,926	6,065,118	(3,924,392)	2,153,653
Warrant conversion @ $0.22	66,300	66	14,520	-	14,586
Issuance of common stock per Settlement Agreement at $0.23 per share	40,761	41	9,335	-	9,375
Warrants for Convertible Debt	-	-	20,562	-	20,562
Option and warrant conversion @0.20	106,250	106	21,144	-	21,250
Comprehensive income (loss):
(Loss) for the period	-	-	-	(285,945)	(285,945)
Balance, April 30, 2011	13,139,659	13,139	6,130,679	4,210,337	1,933,481

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For six months ended April 30, 2011
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 30		April 30
	2011	2010	2011	2010
Revenue
Natural gas and oil revenue	316,284	40,327	646,447	107,423
Cost of revenue
Natural gas and oil operating costs	158,628	24,590	310,538	54,462
Depletion	81,845	24,296	209,064	60,022
Write down in carrying value of oil & gas properties	-		-	-
	240,473	48,886	519,602	114,484
Gross profit (loss)	75,811	(8,559)	126,845	(7,061)

Expenses
Accounting and audit	5,096	2,757	23,069	18,959
Insurance	2,137	2,338	4,475	2,338
Advertising and promotions	20,335	559	20,955	559
Bank charges and exchange loss	49,351	39,824	63,417	52,284
Stock Based Compensation	-	-	-	139,050
Consulting (note 9)	66,613	42,660	114,728	85,845
Depreciation	170	255	425	510
Fees and Dues	4,524	9,523	11,012	15,104
Interest expense from loan payable (note 6,7)	57,843	41,489	114,707	80,595
Investor relation	7,000	1,943	29,153	1,943
Legal and professional	3,578	682	7,889	21,824
Office and miscellaneous	592	444	2,015	823
Rent	3,545	3,793	6,972	7,582
Telephone	531	789	1,926	1,327
Taxes	5,385	5,745	5,385	5,745
Training	-	-	268	-
Travel	4,878	1,163	6,394	3,788
Write down of oil and gas property	-	-	-	1
	231,578	153,964	412,790	438,277
Net (loss) for the period	(155,767)	(162,523)	(285,945)	(445,338)

Basic and diluted (loss) per share	(0.01)	(0.01)	(0.02)	(0.04)
Weighted average number of common shares outstanding
- Basic and diluted	13,087,131	12,350,622	13,032,412	11,885,853

The accompanying notes are an integral part of these financial statements

LEXARIA CORP.
STATEMENTS OF CASH FLOWS
For six months ended April 30, 2011
(Expressed in U.S. Dollars)

	Six Months Ended
	April 30
	2011	2010
Cash flows used in operating activities
Net (loss) for the period	$(285,945)	(445,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - debt settlement	9,375	139,050
Depreciation	425	510
Depletion	209,064	60,022
Write down in carrying value of oil and gas properties	-	1
Foreign exchange gain / loss	47,143	49,763
Accredited interest on loan payable	1,506	7,966
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(95,593)	22,329
(Increase)/ Decrease in prepaid expenses and deposit	(4,073)	(7,014)
Increase (decrease) in accounts payable	(36,821)	482
Net cash used in operating activities	(154,919)	(172,229)
Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(281,164)	-
Net cash used in investing activities	(281,164)	-
Cash flows from financing activities
Payments of loan payable	464,094	75,000
Proceeds from private placement	-	183,400
Proceeds from exercise of Stock Options and Warrants	35,836	-
Net cash from financing Activities	499,930	258,400

Increase in cash and cash equivalents	63,847	86,171
Cash and cash equivalents, beginning of period	62,989	330,167
Cash and cash equivalents, end of period	$126,836	416,338

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim financial statements for the quarter ended April 30, 2011 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2010 audited annual financial statements and notes thereto.

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

c) Newly Adopted Accounting Policies

Further, the Company applies ASC 470-20-35-13 which requires the debt discount to be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASC No. 2010-09 does not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This ASU provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption does not have significant impact on its financial statements.

d) New Accounting Pronouncements

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

On March 6, 2011, the Company accepted and received gross proceeds of US$21,250 for the exercise of 106,250 stock options by a Director of the Company at an exercise price of US$0.20 per unit into 106,250 common shares of the Company.

As at April 30, 2011, Lexaria Corp. has 13,139,659 shares issued and outstanding and 6,816,322 warrants issued and outstanding.

A summary of warrants as at April 30, 2011 is as follows:

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

As of April 30, 2011, additional expenditures of $281,164 were incurred for workovers and there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F12-29.

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

Properties	October 31,	Addition	Depletion	April 30,
	2010			2011
U.S.A. – Proved property	$3,118,376	$281,164	$(209,064)	$3,190,475

(b) Unproved Properties

Properties	October 31,	Addition	Cost added to	April 30,
	2010		capitalized	2011
			cost/write down
U.S.A.-Unproved properties	$19,293	$-	$-	$19,293

(1)	Strachan Leduc Reef, Alberta, Canada

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

The Company did not incur beneficiary conversion charges as the conversion price is greater than the fair value of the Company’s equity at the time of issuance.

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

During the six months period ended April 30, 2011, the Company has paid down the debt by CAD$75,000.

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

On January 31, 2011, the Company had paid back the loan for the full amount of US$90,000 to CAB and paid and accrued interest expense of $3,884.

9.	Related Party Transactions

(a)

For the quarter ended April 30, 2011, the Company paid / accrued $48,000 to CAB (2010: $50,400), Tom Ihrke (an officer of the Company) $18,894 (2010: $Nil), and BKB Management Ltd. (“BKB”) CAD$31,000 (2010: $27,036) for management, accounting, and consulting services. CAB is owned by the president of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$300,000 with CAB. (See Note 8a). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the quarter ended, April 30, 2011, the Company accrued and paid interest expenses of $32,824.

(c)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka. (See Note 8a). On October 21, 2010, the Company settled a portion of the debt, namely US$2,166.65 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the quarter ended, April 30, 2011, the Company accrued and paid interest expenses of $36,750.

(d)	See Note 6, 7 and 8.

(e)

On April 1, 2010, the Company made a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7). For the quarter ended April 30, 2011, the Company accrued and paid interest expenses of US$6,750.

(f)	On September 13, 2010, the Company made a demand loan agreement in the amount of US$90,000 with CAB (See Note 8b). On January 31, 2011, the Company paid back the loan in full.

(g)	Included in accounts payable, $78,400 (October 31, 2010: $90,027) was payable to a company controlled by the president and a director of the Company.

(h)

For the quarter ended April 30, 2011, the Company has paid/accrued $63,147 (2010: $Nil) to 0743608 BC Ltd., $26,544 (2010:$Nil) to Emerald Atlantic LLC, and $5,614 (2010: $Nil) for Non-consent Interest in Belmont Lake. 0743608 BC Ltd. is owned by the president of the Company and Emerald Atlantic LLC is owned by a Director of the Company.

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

For the six months period ended April 30, 2011, the Company recorded a total of $Nil (2010: $139,050) for stock based compensation expenses.

A summary of the stock options for the quarter ended April 30, 2011 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2010	1,525,000	$0.20
Exercised	(106,250)	0.20
Expired	(100,000)	0.20
Balance, April 30, 2011	1,318,750	$0.20
*The exercise price is post re-priced.

The Company has the following options outstanding and exercisable.

April 30, 2011		Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
$0.20	150,000	4.29 years	$0.20	75,000	$0.20
$0.20	875,000	3.72 years	$0.20	875,000	$0.20
$0.20	25,000	0.14 years	$0.20	25,000	$0.20
$0.20	268,750	0.22 years	$0.20	268,750	$0.20
Total	1,318,750	3.01 years	$0.20	1,243,750	$0.20

11.	Commitments and Significant Contracts

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

During the six months period ended April 30, 2011, we experienced the following significant corporate developments:

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

6.

On March 6, 2011, the Company accepted and received gross proceeds of US$21,250 for the exercise of 106,250 stock options by a Director of the Company at an exercise price of US$0.20 per unit into 106,250 common shares of the Company.

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

The Company’s business plan does not anticipate that it will hire a large number of employees or that it will require extensive office space. The Company has to date, and plans to continue to acquire most of the industry and geological expertise it requires, through third party contractual relationships with consulting experts and with operating companies which will act as operators of the Company’s various interests. Although this exposes the Company to certain risks on behalf of those operators, it also allows the Company to participate in the often unique experience and knowledge that local persons have related to certain properties. This strategy allows the Company to participate in a wider variety of oil and gas opportunities than if all of its geological expertise were in-house and confined to a single geographical area. From a business operations perspective, this strategy also enables the Company to minimize its ongoing fixed in-house costs for geological or geophysical analytical expenses while still allowing it to contract for that expertise when and as needed. This business strategy has been successful during a time of declining oil and gas prices, when many companies with high internal overheads and cost structures due to large numbers of highly expensive in-house professionals cannot be sustained due to declining revenues. The Company will hire third-party consulting geophysicists and geologists on an as-needed basis to evaluate oil and gas properties that may be of interest, and to reinforce and double-check the technical work and abilities of its third-party operators. This provides the Company with the required expertise it needs, when it’s needed, whilst avoiding high fixed long-term costs.

The Company relies on the business experience of its existing management, on the technical abilities of consulting experts, and on the technical and operational abilities of its operating partner companies to evaluate business opportunities.

Alberta

We had acquired an interest in a property located 80 miles northwest of Calgary, Alberta, Canada. On September 23, 2005, we signed an agreement to participate in a 13,330 foot drill program. As to date, our Company has paid $405,407 for a 4% gross interest to participate in any oil and gas produced (before recovery of the costs of the drill program), reducing to a 2% interest after recovery of the drilling costs. The property is reached by traveling 100 miles north from the city of Calgary on Highway #22, and is approximately a one-half hour drive past the town of Rocky Mountain House.

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

As of April 30, 2011, there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F-29 in the amount of $241,876.

As of April 30, 2011, the status of the Palmetto Point, Mississippi wells is as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-40	May 11/06	May 16/06	Frio Gas; 12 ft.	3850	Shut-in
PP F-118	May 18/06	May 22/06	Frio Gas; 14 ft.	3808	Shut-in
PP F-121	May 24/06	May 29/06	Dry	3850	Plug & abandon

PP F-7	May 31/06	June 4/06	Dry	3800	Plug & abandon
PP F-39	June 10/06	June 16/06	Frio Gas/Oil; 12 ft.	3900	Shut-in
PP F-42	June 18/06	June 21/06	Frio Gas/Oil; 10 ft.	3170	Shut-in
PP F-36-2	June 23/06	July 2/06	Frio Gas; 8 ft.	3450	Shut-in
PP F-4	Oct 31/06	Nov. 5/06	Frio Gas; 8 ft.	4200	Plug & abandon
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Producing
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft.	4016	Producing
			Frio Oil, 26 ft.
PP F-6B		July 27/06	Frio Gas		Shut-in
PP F-52A		July 27/06	Frio Gas		Shut-in
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing
PP F-12-4	Aug/10	Oct/10	Frio Oil	3150	Producing
PP F-12-5	Sep 12/10	Nov 23/10	Frio Oil	3150	Producing

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

The results of the initial drill program are as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
CMR-USA-39- 14 RB F-3	Sept. 8/06	Sept. 12/06	Frio Gas 14 ft.	3,200	Shut-in
Dixon #1	Jan. 03/07	Jan. 20/07	Wilcox Target; Dry	8,650	Plug & abandon
Faust #1, TEC F-1	Feb. 05/07	Feb. 11/07	Frio Gas 9 ft	5,350	Shut-in
CMR/BR F-24	Feb. 20/07	Feb. 24/07	Frio Gas	3,250	Shut-in (Well assigned to another operator)
RB F-1 Red Bug #2	May 08/07	May 13/07	Frio Gas 10 ft	3,180	Shut-in
BR F-33	May 20/07	May 24/07	Frio Gas 12 ft	3,837	Shut-in
Randall #1 Closure F-4	May 27/07	June 03/07	Frio Target: Dry	5,100	Plug & abandon

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of April 30, 2011, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. At July 31, 2010, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Results of Operations – Three Months Ended April 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2011, which are included herein.

Our operating results for the three months ended April 30, 2011, for the three months ended April 30, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month Period
	Three Months Ended	Three Months Ended	Ended
	April 30,	April 30,	April 30, 2011
	2011	2010	and April 30, 2010
Revenue	$316,284	$40,327	$275,957
Other income/expenses	Nil	Nil	Nil
General and administrative	231,578	153,964	77,611
Interest expense	57,843	41,489	16,354
Impairment loss on oil and gas properties	Nil	Nil	Nil
Consulting fees	66,613	42,660	23,953
Oil and gas operating expenses	158,628	24,590	134,038
Professional Fees (legal and audit fees)	8,674	3,439	5,235
Net loss	(155,767)	(162,523)	6,756

Our accumulated losses increased to $4,210,337 as of April 30, 2011. Our financial statements report a net loss of $155,767 for the three month period ended April 30, 2011 compared to a net loss of $162,523 for the three month period ended April 30, 2010. Our revenues have increased primarily as a result of the new producing oil well at Belmont Lake, PPF-12-4, along with the increased percentage working interest on that well. Our rate of losses has decreased, but our overall losses have increased primarily because of the general and administrative expenses. For the three month period ended April 30, 2011, there has been an increase in our interest expense due to the new convertible debt of $620,000; an increase in foreign exchange loss; and, an increase in consulting fees due to a new consulting contract with the Senior VP-Business Development: all in comparison to the three month period ended April 30, 2010 . The Company also recognized an depletion of its capitalized oil and gas expenditures $81,845 during the three months ended April 30, 2011, compared to $24,296 for the three months ended April 30, 2010. The Company its oil and gas operating expenses of $158,628 compared to $24,590 for the three months ended April 30, 2010. The increase in the costs are due to the increased production in oil, the addition of the new oil well at Belmont Lake PPF-12-4, and our increased percentage in working interests in both the PPF-12-4 and PPF-12-5 wells.

Results of Operations – Six Months Ended April 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended April 30, 2011, which are included herein.

Our operating results for the six months ended April 30, 2011, for the six months ended April 30, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Six Month Period
	Six Months Ended	Six Months Ended	Ended
	April 30,	April 30,	April 30, 2011
	2011	2010	and April 30, 2010
Revenue	$646,447	$107,423	$539,024
Other income/expenses	Nil	Nil	Nil
General and administrative	412,790	438,277	(26,992)
Interest expense	114,707	80,595	32,608
Write down in carrying	Nil	1	(1)
value of oil and gas
properties
Consulting fees	114,728	85,845	28,883
Oil and gas operating	310,538	54,462	256,076
expenses
Professional Fees	30,958	40,783	(9,825)
Net loss	(285,945)	(445,338)	160,898

As at April 30, 2011, we had $980,568 in current liabilities. Our net cash used in operating activities for the six months ended April 30, 2011 was $154,919 compared to $172,229 used in the six months ended April 30, 2010. Our accumulated losses increased to $4,210,337 as of April 30, 2011. Our financial statements report a net loss of $285,945 for the six month period ended April 30, 2011 compared to a net loss of $445,338 for the six month period ended April 30, 2010. Our losses have decreased primarily because of an increase in revenues resulting from the new producing oil well at Belmont Lake PPF-12-4 and the increased percentage working interest on both the PPF-12-4 and PPF-12-5 wells. Our losses have decreased primarily because of the stock options that were issued in January 2010 compared to no options issued in the six month period to April 30, 2011. The Company also recognized cost of revenue in oil and gas properties of $519,602 during the six months ended April 30, 2011, compared to $114,484 for the six months ended April 30, 2010.

Our total liabilities as of April 30, 2011 were $1,580,006 as compared to total liabilities of $1,124,647 as of October 31, 2010. The increase is due to the Convertible Debt financing of $620,000 that was completed in December 2010.

Liquidity and Financial Condition

Working Capital

	April 30, 2011	October 31, 2010
Current assets	$303,719	$140,207
Current liabilities	980,568	1,049,647
Working capital (Deficit)	$(676,849)	$(909,440)

Cash Flows

	Six Months Ended
	April 30, 2011	April 30, 2010
Cash flows (used in) operating activities	$(154,919)	$(172,229)
Cash flows (used in) investing activities	(281,164)	(-)
Cash flows provided by (used in) financing activities	499,930	258,400
Increase (decrease) in cash and cash equivalents	63,847	86,171

Operating Activities

Net cash used in operating activities was $154,919 for the six months ended April 30, 2011 compared with net cash used in operating activities of $172,229 in the same period in 2010.

Investing Activities

Net cash used in investing activities was $281,164 in the six months ended April 30, 2011 compared to net cash used in investing activities was $nil in the same period in 2010. The use of cash in investing activities is mainly attributable to the new oil wells at Belmont Lake, being PPF-12-4 and PPF-12-5.

Financing Activities

Net cash provided in financing activities was $499,930 in the six months ended April 30, 2011 compared to net cash provided by financing activities of $258,400 in the same period in 2010. This is attributable to the convertible debt financing completed on December 16, 2010.

Oil and gas sales volume comparisons for the Quarter ended April 30, 2011 compared to the quarter ended April 30, 2010

For the six month period ended April 30, 2011, the Company had $646,447 in revenues compared to $107,423 in revenues for the same six month period in the prior year. The increase in revenues is a result from the new producing oil wells PPF-12-4 and PPF-12-5 at Belmont Lake and the increased percentage working interest on those wells, which has led to increased production volumes and revenues.

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

As of April 30, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $285,945 for the six month period ending April 30, 2011, and cumulative losses of $4,210,337 to April 30, 2011. As of April 30, 2011 we had deficit in working capital of $676,849 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to April 30, 2011, we have incurred aggregate losses of approximately $4,210,337. Our loss from operations for the six month period ended April 30, 2011 was $285,945. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Item 6. Exhibits Exhibit Description Number

(i) Articles of Incorporation; and (ii) Bylaws

Exhibit	Description
Number
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

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

By: /s/ " Chris Bunka "
       Chris Bunka,
       President, Chief Executive Officer, Chairman and Director
       (Principal Executive Officer)
       10/06/2011

By: /s/ "Bal Bhullar"
       Bal Bhullar
       Chief Financial Officer and Director
       10/06/2011