Form 10-Q
period 2011-07-31
LEXARIA CORP.
filed 2011-09-14
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011  or

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number _____________

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X ]

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

15,631,452 common shares issued and outstanding as of July 31, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended July 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	July 31	October 31
	2011	2010
ASSETS
Current
Cash and cash equivalents	$494,442	$62,989
Accounts receivable	231,606	74,879
Prepaid expenses and deposit	4,274	2,338

Total Current Assets	730,322	140,206
Capital assets, net	-	425
Oil and gas properties (Note 6)
Proved property	3,115,223	3,118,376
Unproved properties	19,293	19,293

	3,134,516	3,137,669

TOTAL ASSETS	$3,864,838	$3,278,300
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable and accrued liabilities	$92,319	$137,437
Loan payable (Note 7,8)	782,653	910,441
Due to a related party (Note 9)	1,769	1,769

Total Current Liabilities	876,741	1,049,647

Loan Payable (Note 7)	599,438	75,000

TOTAL LIABILITIES	1,476,179	1,124,647
STOCKHOLDERS' EQUITY

Share Capital
Authorized:
200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 15,631,452 common shares at July 31, 2011 (12,926,348 common shares at October 31, 2010)	15,631	12,926
Additional paid-in capital	6,836,335	6,065,119
Deficit	(4,463,307)	(3,924,392)

Total Stockholders' Equity	2,388,659	2,153,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,864,838	3,278,300

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For Nine Months Ended July 31, 2011 to October 31, 2009
(Expressed in U.S. Dollars)

	COMMON STOCK
			STOCK
			TO BE	ADDITIONAL		TOTAL
			ISSUED	PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2009	10,732,870	10,733	-	5,658,768	(3,371,930)	2,297,571

Stock Options @ $0.20 Jan 10	-	-	-	139,050	-	139,050

Issuance of common stock per Subscription Agreement at $0.1143 per share	1,617,752	1,618	-	181,782	-	183,400

Issuance of common stock per Settlement Agreement at $0.12 per share	499,893	500	-	59,487	-	59,987

Stock Options @ $0.20 Aug. 16				22,316	-	22,316

Warrant conversion @$0.05	75,833	76	-	3,716	-	3,792

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(552,462)	(552,462)

Balance, October 31, 2010	12,926,348	12,926	-	6,065,118	(3,924,392)	2,153,653

Warrant conversion @ $0.22	66,300	66	-	14,520	-	14,586

Issuance of common stock per Settlement Agreement at $0.23 per share	40,761	41	-	9,335	-	9,375

Warrants for Convertible Debt	-	-	-	20,562	-	20,562

Issuance of common stock per stock option exercise	106,250	106	-	21,144	-	21,250

Issuance of common stock per warrant exercise @ $0.20	2,173,043	2,173	-	432,436	-	434,609

Issuance of common stock per stock option exercise @ $0.20	118,750	119	-	23,631	-	23,750

Issuance of common stock per PP @ $0.35	200,000	200	-	69,800	-	70,000

Stock Options @ $0.35	-	-	-	179,789	-	179,789

Comprehensive income (loss):
(Loss) for the period	-	-	-	-	(538,915)	(538,915)

Balance, July 31, 2011	15,631,452	15,631	-	6,836,335	(4,463,307)	2,388,659

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For nine months ended July 31, 2011
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 31		July 31
	2011	2010	2011	2010

Revenue
Natural gas and oil revenue	359,621	122,462	1,006,068	229,885

Cost of revenue
Natural gas and oil operating costs	110,012	23,927	420,550	78,389
Depletion	75,253	59,001	284,317	119,024
Write down in carrying value of oil & gas properties	-		-	1
	185,265	82,928	704,867	197,414

Gross profit (loss)	174,356	39,534	301,201	32,471

Expenses
Accounting and audit	4,448	2,912	27,517	21,870
Insurance	2,137	2,338	6,612	4,676
Advertising and promotions	15,416	-	36,372	559
Bank charges and exchange loss	18,276	(25,595)	81,693	26,689
Stock Based Compensation	179,789	-	179,789	139,050
Consulting (note 9)	74,743	37,026	189,471	122,872
Depreciation	(0)	255	425	765
Fees and Dues	13,216	3,621	24,228	18,724
Interest expense from loan payable (note 6,7)	57,554	43,232	172,262	123,827
Investor relation	-	-	29,153	1,943
Legal and professional	38,781	44	46,670	21,868
Office and miscellaneous	2,266	154	4,279	976
Rent	3,604	3,884	10,576	11,467
Telephone	618	706	2,544	2,033
Taxes	592	-	5,977	5,745
Training	-	-	268	-
Travel	15,885	369	22,280	4,157

	427,325	68,946	840,116	507,221

Net (loss) and comprehensive loss for the period	(252,969)	(29,412)	(538,915)	(474,750)

Basic and diluted (loss) per share	(0.02)	(0.00)	(0.04)	(0.04)

Weighted average number of common shares outstanding
- Basic and diluted	14,276,776	12,682,073	13,451,758	12,148,251

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
For nine months ended July 31, 2011
(Expressed in U.S. Dollars)

	Nine Months Ended
	July 31
	2011	2010

Cash flows used in operating activities

Net (loss)	$(538,915)	(474,750)

Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - Debt settlement	9,376	-
Stock based compensation	179,789	139,050
Depreciation	425	765
Depletion	284,317	119,023
Write down in carrying value of oil and gas properties	-	1
Foreign exchange gain / loss	75,410	21,904
Accredited interest on loan payable	10,358	11,596

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(156,727)	(15,020)
(Increase)/ Decrease in prepaid expenses and deposit	(1,936)	(4,676)
Increase in accounts payable	(45,118)	44,934

Net cash used in operating activities	(183,021)	(157,173)

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(281,164)	-

Net cash used in investing activities	(281,164)	-

Cash flows from financing activities

Payments of loan payable	331,444	75,000
Proceeds from private placement	70,000	183,400
Proceeds from Stock Options and warrant	494,194	-

Net cash from financing Activities	895,638	258,400

Increase (Decrease) in cash and cash equivalents	431,453	101,227

Cash and cash equivalents, beginning of period	62,989	330,167

Cash and cash equivalents, end of period	$494,442	431,394

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim financial statements for the quarter ended July 31, 2011 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2010 audited annual financial statements and notes thereto.

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

These financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an operating loss and required additional funds to maintain its operations. Management’s plans in this regard are to raise equity and/or debt financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustment that might result from this uncertainty.

3.	Business Risk and Liquidity

The Company is subject to several categories of risk associated with its operating activities. Natural gas and oil exploration and production is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on the Company’s financial information are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

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

d)       New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The Company is currently evaluating the impact of the adoption.

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

On October 21, 2010, the Company settled a portion of the debt, namely US$2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

On November 16, 2010, the Company settled the debt incurred as a result of that consulting agreement, being US$9,375, to Mr. Tom Ihrke by issuing 40,761 restricted common shares of the Company at a price of $0.23 per share.

On January 4, 2011, 132,600 warrants were exercised for 66,300 common shares of the Company at a price of CAD$0.22 for total proceeds of $14,586. 100,000 warrants of the 132,600 warrants were exercised by a Director of the Company.

On March 6, 2011, the Company accepted and received gross proceeds of US$21,250 for the exercise of 106,250 stock options by a Director of the Company at an exercise price of US$0.20 per unit into 106,250 common shares of the Company.

On June 8, 2011, 1,500,000 warrants were exercised for 1,500,000 common shares of the Company at a price of US$0.20 for total proceeds of US$300,000. The warrants were exercised by a Director of the Company.

On June 28, 2011, 500,000 warrants were exercised for 500,000 common shares of the Company at a price of US$0.20 for total proceeds of US$100,000. The warrants were exercised by a Director/Officer of the Company.

On July 13, 2011, 173,043 warrants were exercised for 173,043 common shares of the Company at a price of US$0.20 for total proceeds of US$34,609.

On July 13, 2011, the Company completed an equity financing and issued 200,000 units at the price of US$0.35 per unit and each unit consists of one share purchase warrant which entitles a holder to purchase one common share at US$0.50 per share for a period of two years. All shares and warrants issued were restricted under applicable securities rules. The Company accepted and received gross proceeds of US$70,000. $3,500 of finder’s fee was payable to an officer of the Company.

On July 15, 2011, the Company accepted and received gross proceeds of US$23,750 for the exercise of 118,750 stock options at an exercise price of US$0.20 per unit into 118,750 common shares of the Company. 100,000 stock options were exercised by a Director/Officer of the Company.

As at July 31, 2011, Lexaria Corp. has 15,631,452 shares issued and outstanding and 2,471,322 warrants issued and outstanding.

A summary of warrants as at July 31, 2011 is as follows:

Number	Exercise	Expiry
Outstanding [1]	Price	Date

499,893	$0.20	May 31, 2012
1,771,429	$0.40	November 30, 2012
200,000	$0.50	July 13, 2013

1. Each warrant entitles a holder to purchase one common share.

6.	Oil and Gas Properties

(a)	Proved properties

(1)	Palmetto Point Project

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

On September 13, 2010, Lexaria Corp. (the “Company”) entered into three separate assignment agreements with 0743608 BC Ltd, solely owned by Director/Officer of the Company; Emerald Atlantic LLC, solely owned by a Director of the Company, and the Senior VP Business Development. (the “Assignees”), whereby the Assignees have paid a fee of US$408,116 to earn a 24% share of the Company’s gross non-perpetual 32% interest in the three oil wells being drilled in Wilkinson County, Mississippi. This agreement replaces the one signed on August 28, 2009. A balance of $83,439, which is outstanding, will be received by the Company in the month of September. As a result of the three assignment agreements, Lexaria receives at no cost to the company, a carried interest of 8% in these same rights and benefits. The Company assigns, transfers and sets over to the Assignees, all proportionate rights, interest and benefits in the Assigned Non Perpetual Interest held by or granted to the Assignor in and to the Participation Agreement between the Company and Griffin but limited to a gross 500% revenue payout based on the total amount paid under the Initial Consideration and the Subsequent Consideration after which all rights, interests and benefits cease.

As of July 31, 2011, additional expenditures of $281,164 were incurred for workovers and there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F12-29.

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

During December 2007, two additional wells, PP F-6A and PP F-83, were drilled and were plugged and abandoned due to non-economic gas shows.

Properties	October 31,	Addition	Depletion	July 31,
	2010			2011
U.S.A. – Proved property	$3,118,376	$281,164	$(284,317)	$3,115,223

(b)	Unproved Properties

Properties	October 31,	Addition		Write Down	July 31,
	2010				2011
U.S.A.-Unproved properties	$19,293	$-	$	- $	19,293

(1)	Mississippi and Louisiana, USA

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties. The Company paid $40,073 to acquire an additional 2% working interest in the proven Belmont Lake oil and gas field, and an additional 10% working interest in potential nearby exploration wells. Further, the Company is required to pay $100 per month for a period of 4 years from the closing. Total working interest for Belmont Lake as of October 31, 2010 is 32%; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of October 31, 2010, is 60%.

On December 16, 2010, the Company entered into an assignment agreement with Emerald Atlantic LLC, solely owned by a Director of the Company (the Assignee”), whereby the Assignee has paid a fee of US$30,076 to earn 18% of a 4.423% share of the Company’s net revenue interest after field operating expenses for a well to be drilled in Wilkinson County.

7.	Loan Payable

a)

On April 1, 2010, the Company entered into a purchase agreement with CAB Financial Services Ltd., a company controlled by Christopher Bunka, our President, Chief Executive Officer and Director, (“Purchaser”) for a non-secured promissory note in the amount of US$75,000 (the “Promissory Note”). The Purchaser agreed to purchase a non-secured 18% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the Purchase Agreement. The Promissory Note is due and payable on April 1, 2012. The Promissory Note may be prepaid in whole or in part at any time prior to April 1, 2012 by payment of 108% of the outstanding principal amount including accrued and unpaid interest.

As long as the Promissory Note is outstanding, the Purchaser may voluntarily convert the Promissory Note including accrued and unpaid interest to common shares of our company at the conversion price of $0.30 per common share.

The Company did not incur beneficiary conversion charges as the conversion price is greater than the fair value of the Company’s equity at the time of issuance.

b)

On November 30, 2010, we closed the first tranche of a private placement offering of convertible debentures in the aggregate amount of US$450,000. The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at US$0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of US$0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by certain of our assets.

On December 16, 2010, the Company closed the second tranche of a private placement offering of convertible debentures in the aggregate amount of US$170,000. The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at US$0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of US$0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by certain of our assets.

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

During the nine months period ended July 31, 2011, the Company has paid down the debt by CAD$185,000.

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

On January 31, 2011, the Company had paid back the loan for the full amount of US$90,000 to CAB and accrued interest of $3,884.

9.	Related Party Transactions

(a)

For the quarter ended July 31, 2011, the Company paid / accrued $72,000 to CAB (2010: $73,200), Tom Ihrke, the VP of business development, $28,269 (2010: $Nil), and BKB Management Ltd. (“BKB”) CAD$47,500 (2010: CAD$39,554) for management, consulting and accounting services. CAB is owned by the president of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$300,000 with CAB. (See Note 8a). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the quarter ended, July 31, 2011, the Company accrued and paid interest expenses of CAD $33,206 (2010: CAD$37,958)

(c)

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka. (See Note 8a). On October 21, 2010, the Company settled a portion of the debt, namely US$2,166.65 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the quarter ended, July 31, 2011, the Company accrued and paid interest expenses of CAD $53,708 (2010: CAD$59,892).

(d)	See Note 5, 6, 7 and 8.

(e)

On April 1, 2010, the Company made a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7). For the quarter ended July 31, 2011, the Company accrued and paid interest expenses of $10,125 (2010: $4,500).

(f)

On September 13, 2010, the Company made a demand loan agreement in the amount of US$90,000 with CAB (See Note 8b). The interest paid interest of 3,884. On January 31, 2011, the Company paid back the loan in full.

(g)	Included in accounts payable, $53,200 (October 31, 2010: $90,027) was payable to a company controlled by the president and a director of the Company.

(h)

For the quarter ended July 31, 2011, the Company has paid/accrued $83,900 (2010: $Nil) to 0743608 BC Ltd., $35,268 (2010:$Nil) to Emerald Atlantic LLC, and $9,941 to Tom Ihrkr (2010: $Nil) for Non-consent Interest in Belmont Lake. 0743608 BC Ltd. is owned by the president of the Company and Emerald Atlantic LLC is owned by a Director of the Company.

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

On July 11, 2011, the Company granted 700,000 stock options to directors and officers of the Company with an exercise price of $0.35, vested immediately and expiring on July 11, 2016.

For the nine months period ended July 31, 2011, the Company recorded a total of $179,789 (2010: $139,050) for stock based compensation expenses.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Period ended July 31, 2011	Year ended October 31, 2010
Expected volatility	131.14%	145.85%
Risk-free interest rate	2.75%	2.46%
Expected life	5 years	5 years
Dividend yield	0.0%	0.00%

A summary of weighted average fair value of stock options granted during the period ended July 31, 2011 is as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
Period ended July 31, 2011	Price	Value
Exercise price is greater than market price at grant date:	$0.35	$0.26

	Weighted	Weighted
	Average	Average
	Exercise	Fair
Year ended October 31, 2010	Price	Value
Exercise price is greater than market price at grant date:	$0.20	$0.14

A summary of the stock options for the quarter ended July 31, 2011 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2010	1,525,000	$0.20
Granted	700,000	0.35
Exercised	(225,000)	0.20
Expired	(275,000)	0.20
Balance, July 31, 2011	1,725,000	$0.26

The Company has the following options outstanding and exercisable:

July 31, 2011		Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
$0.20	150,000	4.05 years	$0.20	75,000	$0.20
$0.20	875,000	3.48 years	$0.20	875,000	$0.20

$0.35	700,000	4.95 years	$0.35	700,000	$0.35
Total	1,725,000	4.12 years	$0.26	1,650,000	$0.25

11.	Commitments and Significant Contracts

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

On August 5, 2010 we entered into a three-month Management agreement with Tom Ihrke, whereby Mr. Ihrke will act as the Senior Vice-President, Business Development for the Company for consideration of US$3,125 per month. On December 2, 2010, the Company entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the Senior Vice-President Business Development for the Company. The Company will pay a monthly consulting fee of $3,125.

See also Note 6, 7, and 8.

12.	Subsequent Events

a)

Lexaria entered into an Asset Purchase Agreement dated August 12, 2011, with Brinx Resources Ltd. to acquire 100% of its 10% gross working interest in the oil and gas interests located in Mississippi, USA. By acquiring the additional 10% working interest in Belmont Lake oil and gas field, Lexaria will then have 42% working interest in Belmont Lake and retains its existing 60% working interest in the exploration wells on approximately 130,000 acres surrounding Belmont Lake in all directions.

Lexaria has agreed to considerations as follows;

	1.	$200,000 on the August 12, 2011 (the "Initial Payment") (paid subsequent to July 31, 2011), and

2.

$200,000 on or before November 12, 2011; or interim payments, as agreed, in the amount of $10,000 per month for up to 3 months following November 12, 2011 with the remaining balance to $200,000 then due and payable (the "Final Payment"), and, should the Lexaria not make the final payment on November 12, 2011 a penalty of $500 per day (the “Penalty Payments”) beginning one day after November 12, 2011 and accruing until the balance of the $200,000 Final Payment is made to the Vendor. Both the Vendor and the Purchaser agree that, should any Penalty Payments be due, such Penalty Payments are not deductible from the balance of the $200,000 Final Payment.

	3.	800,000 shares of restricted common stock issued from Lexaria treasury were issued on August 12, 2011.

13.	Segmented Information

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

During the nine months period ended July 31, 2011, we experienced the following significant corporate developments:

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

5.

On January 4, 2011, 132,600 warrants were exercised for 66,300 common shares of the Company at a price of CAD$0.22 for total proceeds of $14,586. 100,000 warrants of the 132,600 warrants were exercised by a Director of the Company.

6.

On March 6, 2011, the Company accepted and received gross proceeds of US$21,250 for the exercise of 106,250 stock options by a Director of the Company at an exercise price of US$0.20 per unit into 106,250 common shares of the Company.

7.

On June 8, 2011, 1,500,000 warrants were exercised for 1,500,000 common shares of the Company at a price of US$0.20 for total proceeds of US$300,000. The warrants were exercised by a Director of the Company.

8.

On June 28, 2011, 500,000 warrants were exercised for 500,000 common shares of the Company at a price of US$0.20 for total proceeds of US$100,000. The warrants were exercised by a Director/Officer of the Company.

9.

On October 27, 2008 the Company made a secured loan agreement in the amount of CAD$300,000 with CAB. On July 10, 2009, $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely $1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down $100,000 of the debt.

10.	On July 11, 2011, the Company granted 700,000 stock options to directors and officers of the Company with an exercise price of $0.35, vested immediately and expiring on July 11, 2016.

11.	On July 13, 2011, 173,043 warrants were exercised for 173,043 common shares of the Company at a price of US$0.20 for total proceeds of US$34,609.

12.

On July 13, 2011, the Company completed an equity financing and issued 200,000 units at the price of $0.35 per unit and each unit consists of one share purchase warrant which entitles a holder to purchase one common share at US$0.50 per share for a period of two years. All shares and warrants issued were restricted under applicable securities rules. The Company accepted and received gross proceeds of US$70,000.

13.

On July 15, 2011, the Company accepted and received gross proceeds of US$23,750 for the exercise of 118,750 stock options at an exercise price of US$0.20 per option into 118,750 common shares of the Company. All of the stock options were exercised by Directors/Officers of the Company.

14.

Lexaria entered into a Asset Purchase Agreement dated August 12, 2011, with Brinx Resources Ltd. to acquire 100% of its 10% gross working interest in the oil and gas interests located in Mississippi, USA. By acquiring the additional 10% working interest in Belmont Lake oil and gas field, Lexaria will then have 42% working interest in Belmont Lake and retains its existing 60% working interest in the exploration wells on approximately 130,000 acres surrounding Belmont Lake in all directions. Lexaria has agreed to pay a total of US $400,000 and issue 800,000 common shares of the Company at $0.30 per share.

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

As of July 31, 2011, there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F-29 in the amount of $241,876.

As of July 31, 2011, the status of the Palmetto Point, Mississippi wells is as follows:

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

The results of the initial drill program are as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
CMR-USA-39- 14 RB F-3	Sept. 8/06	Sept. 12/06	Frio Gas 14 ft.	3,200	Shut-in
Dixon #1	Jan. 03/07	Jan. 20/07	Wilcox Target; Dry	8,650	Plug & abandon
Faust #1, TEC F-1	Feb. 05/07	Feb. 11/07	Frio Gas 9 ft	5,350	Shut-in
CMR/BR F-24	Feb. 20/07	Feb. 24/07	Frio Gas	3,250	Shut-in (Well assigned to another operator)
RB F-1	May 08/07	May 13/07	Frio Gas 10 ft	3,180	Shut-in
Red Bug #2
BR F-33	May 20/07	May 24/07	Frio Gas 12 ft	3,837	Shut-in
Randall #1 Closure F-4	May 27/07	June 03/07	Frio Target: Dry	5,100	Plug & abandon

Subsequent AMI Drilling Program

Five additional wells were drilled under the 50-well AMI. Each of these wells encountered non commercial quantities of hydrocarbons and were plugged and abandoned.

Significant Acquisitions and Dispositions

None applicable.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of July 31, 2011, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. At July 31, 2011, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, —Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The Company is currently evaluating the impact of the adoption.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Results of Operations – Three Months Ended July 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2011, which are included herein.

Our operating results for the three months ended July 31, 2011, for the three months ended July 31, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month
			Period
	Three Months	Three Months	Ended
	Ended	Ended	July 31, 2011
	July 31,	July 31,	and
	2011	2010	July 31, 2010
Revenue	$359,621	$122,462	$237,159
Other income/expenses	Nil	Nil	Nil
General and administrative	427,325	68,946	358,379
Interest expense	57,554	43,232	14,322
Impairment loss on oil and gas properties	Nil	Nil	Nil
Consulting fees	74,743	37,026	37,717
Oil and gas operating expenses	110,012	23,927	86,085
Professional Fees (legal and audit fees)	43,229	2,956	40,273
Net loss	(252,969)	(29,412)	(223,557)

Our accumulated losses increased to $4,463,307 as of July 31, 2011. Our financial statements report a net loss of $252,969 for the three month period ended July 31, 2011 compared to a net loss of $29,412 for the three month period ended July 31, 2010. Our revenues have increased primarily as a result of the new producing oil wells at Belmont Lake, PPF-12-4 and PPF-12-5, along with the increased percentage working interest in those wells. Our losses have increased primarily because of the general and administrative expenses. For the three month period ended July 31, 2011, there has been an increase in our interest expense due to the new convertible debt of $620,000; an increase in foreign exchange loss; and, an increase in consulting fees due to a new consulting contracts with the Senior VP-Business Development and an assistant: all in comparison to the three month period ended July 31, 2010. The Company also recognized an increase in depletion of its capitalized oil and gas expenditures of $75,253 during the three months ended July 31, 2011, compared to $59,001 for the three months ended July 31, 2010. The Company had oil and gas operating expenses of $110,012 in the three months ending July 31, 2011 compared to $23,927 for the three months ended July 31, 2010. The increase in the costs are due to the increased production of oil, the addition of the new oil wells PPF-12-4 and PPF-12-5 at Belmont Lake, and our increased percentage in working interests in both the PPF-12-4 and PPF-12-5 wells.

Results of Operations – Nine Months Ended July 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended July 31, 2011, which are included herein.

Our operating results for the nine months ended July 31, 2011, for the nine months ended July 31, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Nine Month
			Period
	Nine Months	Nine Months	Ended
	Ended	Ended	July 31, 2011
	July 31,	July 31,	and
	2011	2010	July 31, 2010
Revenue	$1,006,068	$229,885	$776,183
Other income/expenses	Nil	Nil	Nil
General and administrative	840,115	507,221	332,894
Interest expense	172,262	123,827	48,435
Write down in carrying value of oil and gas properties	Nil	1	(1)
Consulting fees	189,471	122,872	66,599
Oil and gas operating expenses	420,550	78,389	342,161
Professional Fees	74,187	43,738	30,449
Net loss	(538,915)	(474,750)	(64,165)

As at July 31, 2011, we had $876,741 in current liabilities. Our net cash used in operating activities for the nine months ended July 31, 2011 was $183,021 compared to $157,173 used in the nine months ended July 31, 2010. Our accumulated losses increased to $4,463,307 as of July 31, 2011. Our financial statements report a net loss of $538,915 for the nine month period ended July 31, 2011 compared to a net loss of $474,750 for the nine month period ended July 31, 2010. Our losses have increased primarily because of the stock options that were issued in July 2011; there has been an increase in our interest expense due to the new convertible debt of $620,000; an increase in foreign exchange loss; and, an increase in consulting fees due to a new consulting contracts with the Senior VP-Business Development and an assistant; an increase in stock based compensation for the options granted to the directors and officers: all in comparison to the nine month period ended July 31, 2010. The Company also recognized cost of revenue in oil and gas properties of $704,868 during the nine months ended July 31, 2011, compared to $197,414 for the nine months ended July 31, 2010.

Our total liabilities as of July 31, 2011 were $1,476,179 as compared to total liabilities of $1,124,646 as of October 31, 2010. The increase is due to the Convertible Debt financing of $620,000 that was completed in December 2010.

Liquidity and Financial Condition

Working Capital
	July	October
	31,	31,
	2011	2010
Current assets	$730,322	$140,207
Current liabilities	876,741	1,049,647
Working capital (Deficit)	$(146,419)	$(909,440)

Cash Flows
	Nine Months Ended
	July		July
	31, 2011		31, 2010
Cash flows (used in) operating activities	$(183,022	) $	(157,173)
Cash flows (used in) investing activities	(281,164)		(-)
Cash flows provided by (used in) financing activities	895,638		258,400
Increase (decrease) in cash and cash equivalents	431,453		101,227

Operating Activities

Net cash used in operating activities was $183,022 for the nine months ended July 31, 2011 compared with net cash used in operating activities of $157,173 in the same period in 2010.

Investing Activities

Net cash used in investing activities was $281,164 in the nine months ended July 31, 2011 compared to net cash used in investing activities was $nil in the same period in 2010. The use of cash in investing activities is mainly attributable to the new oil wells at Belmont Lake, being PPF-12-4 and PPF-12-5.

Financing Activities

Net cash provided in financing activities was $895,638 in the nine months ended July 31, 2011 compared to net cash provided by financing activities of $258,400 in the same period in 2010. This is attributable to the convertible debt financing completed on December 16, 2010, proceeds from exercising of warrants and options, and from a private placement in the 3rd quarter.

Oil and gas sales volume comparisons for the nine months ended July 31, 2011 compared to the nine months ended July 31, 2010

For the nine month period ended July 31, 2011, the Company had $1,006,068 in revenues compared to $229,885 in revenues for the same nine month period in the prior year. The increase in revenues is a result from the new producing oil wells PPF-12-4 and PPF-12-5 at Belmont Lake and the increased percentage working interest on those wells, which has led to increased production volumes and revenues.

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

As of July 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $538,915 for the nine month period ending July 31, 2011, and cumulative losses of $4,463,307 to July 31, 2011. As of July 31, 2011 we had deficit in working capital of $146,419 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to July 31, 2011, we have incurred aggregate losses of approximately $4,463,307. Our loss from operations for the nine month period ended July 31, 2011 was $538,915. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
10/09/2011

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
10/09/2011