Form 10-K
period 2011-10-31
LEXARIA CORP.
filed 2012-01-30
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [   ] No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [   ] No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes X No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes X No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No X

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2011 was $2,928,107 based on the average of the high and low bid and asked price of the Registrant’s shares of common stock on the OTC Bulletin Board or $0.40 on April 30, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
16,431,452 common shares as of January 26, 2012

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares in our common stock. References to “CAD$” refers to Canadian dollars.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Lexaria Corp.

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

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia V6E 4A4. Our telephone number is (604) 602-1675. We have an additional office located in Kelowna. British Columbia.

Our common stock is quoted on the OTC Bulletin Board under the symbol "LXRP" and on the Canadian National Stock Exchange under the symbol “LXX”

We are an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. Our company is currently generating revenues from our business operations in Mississippi. Our company’s business plan is to focus on development of the Belmont Lake oil field, in which we have working interests, in order to maximize cash flow and use excess cash flow to pay debt and conduct additional development well drilling. Eventually, if cash flows are strong enough, our company will once again be able to explore for additional oil and gas by way of our existing 60% interest option to drill 38 exploratory wells (see “Oil & Gas Properties - Mississippi and Louisiana: Frio-Wilcox Project”). To accomplish this, our company intends to focus on development drilling first. Eventually our company will seek a balance between exploration, development and exploitation drilling. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible. Our company is not currently the operator of any of our properties and will consider becoming the operator only when financial conditions have improved sufficiently.

Overview of Business over the Last Five Years

Since we began operations in 2005, we have been focused exclusively on the exploration for and development of oil and gas assets located in North America. We participated in the drilling of a single well in Strachan Hills Alberta and eventually wrote down the value of that well to $nil. We participated in the drilling of wells in Oklahoma where we successfully produced and sold oil and gas prior to selling our interest in the Oklahoma properties. We have participated in the drilling of oil and gas wells in Mississippi and remain focused there as our key area of interest with all our current assets within Amite and Wilkinson Counties, Mississippi.

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

On June 23, 2007, we acquired an assignment of a 10% gross working interest in 12 previously drilled oil & gas wells and any future development prospects thereof, formerly held by 0743868 BC Ltd., a non-related company. Since we had a 20% gross working interest in these same 12 oil and gas wells and development prospects, as a result of this transaction we obtained a 30% gross working interest in the 12 oil & gas wells and development prospects. We were obligated to make cash payments of US$520,000 over approximately a one-year period to complete this transaction ($200,000 paid as of October 31, 2007). Our company had made total of $350,000 repayment and accrued $18,016 interest expense since June 23, 2007 with ending balance of $169,938 as at April 30, 2008.

On May 13, 2008 our company entered into an Assignment of Debt between 0743868 BC Ltd. (the “Assignor”) and our president and shareholder of our company (collectively the “Assignees”). The Assignor agreed to accept US$46,000 from our company in satisfaction of the outstanding amount and agreed to assign the Assignees all of the Assignor’s right, title and interest in and to the US$124,000 balance of the outstanding amount. As a result, the Assignor no longer has any claim against our company.

On May 14, 2008 our company entered into an unsecured Loan Agreement with each of our president and a shareholder of our company for $62,000. The purpose of this Loan Agreement was to set out terms of the arrangement by which our company agreed to make a Loan of US$124,000 at an interest rate of 16.8% and no set principal payments for one year available to our company. The purpose of the Loan Agreement was to provide our company with capital funds for oil and gas exploration and/or general corporate purposes. On October 27, 2008, the loan from the President in the amount of US$62,000 was terminated in favour of an updated debt agreement.

On August 29, 2008, our company sold all of our working interests in our Owl Creek Project, located in Garvin County, Oklahoma, to an unrelated third party for net proceeds of $206,021. The property sold included our company’s 7.5% working interest in Isbill #2.

On October 27, 2008, our company entered into a Purchase Agreement with CAB Financial Services Ltd., Chris Bunka, and another shareholder of our company (“Purchasers”) for an aggregate amount of nine CAD $900,000. The Purchasers agreed to purchase an 18% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the Purchase Agreement.

Our company’s obligations to repay the Promissory Note are secured by certain specified assets of our company pursuant to a Security Agreement. Also, as long as the Promissory Note is outstanding, the Purchasers may voluntarily convert the Promissory Note to shares of common stock of our company at the conversion price of $0.45 per share. Additionally, in consideration for the Purchasers agreeing to purchase the Promissory Notes, our company agrees to issue Warrants to the Purchasers.

Each Warrant entitles the Purchaser to acquire shares of common stock of our company, and the number of Series A and B Warrants issuable shall be determined by the Purchase Amount divided by $0.45, which Warrants shall have the following terms:

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

On April 3, 2009, our company entered into an Asset Purchase Agreement with Delta Oil & Gas, Inc. and The Stallion Group to acquire additional interests in its existing core producing Mississippi oil and gas properties. Our company paid $40,073.39 to acquire an additional two percent (2%) working interest in the proven Belmont Lake oil and gas field and an additional 10% working interest in potential nearby exploration wells, bringing our total gross working interest in the Belmont Lake oil and gas field to 32% and bringing our total gross working interest to 60% in the 38 wells that remain to be drilled of this original 50-well option with Griffin & Griffin Exploration in over 140,000 acres surrounding Belmont Lake in all directions.

On August 28, 2009, our company entered into four separate assignment agreements with Enertopia Corp., 0743608 BC Ltd., David DeMartini, and Murrayfield Ltd., three of which are people or companies with related management. Our company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, our company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia Corp, a company with related management, acquired from our company a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of our company, acquired from our company a 5% gross interest in the non-consent interest in the 12-4 well; and 0743608 BC Ltd. a company owned by our president, acquired from our company a 11.6% gross interest in the non-consent interest in the 12-4 well.

Effective June 23, 2009, we amended our Articles of Incorporation to effect a one (1) for four (4) share consolidation of our authorized and issued and outstanding common stock. As a result, our company’s authorized capital decreased from 75,000,000 shares of common stock with a par value of $0.001 to 18,750,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares decreased from 24,369,500 shares of common stock to 6,092,370 shares of common stock.

Effective at the opening of trading on October 28, 2009, our shares of common stock began trading on Canadian National Stock Exchange under the trading symbol “LXX”.

On November 13, 2009, our company announced that our Operator in Mississippi, Griffin & Griffin Exploration LLC, has declared force majeure on the Belmont Lake offset wells.

On December 21, 2009, our board of directors amended and restated our bylaws. The purpose of the amendment and restatement of the bylaws was for, among other things, removing certain outdated and redundant provisions that existed in our prior bylaws with respect to corporate governance, shareholder and director meeting procedures, and indemnification procedures. The changes to our prior bylaws include: (i) expanding certain provisions with respect to shareholders’ meetings including change of quorum requirements; (ii) amending certain provisions respecting appointment of directors, corporate governance and committees, and directors’ meetings; (iii) expanding certain provisions with respect to officers and their duties; (iv) changing certain provisions with respect to share certificates;

and (vi) adding certain indemnification provisions.

On March 17, 2010, we increased our authorized share capital from 18,750,000 common shares to 200,000,000 common shares.

On May 31, 2010, we issued 499,893 units at at a price of $0.12 per share for a Settlement Agreement valued at $59,987.24. Each unit consist one share of common stock and one share purchase warrant exercisable at $0.20 per share for a period of two years.

On June 16, 2010, we signed a Settlement Agreement with a third party, who had originally participated in the August 28, 2009 opportunity in the non-consent interest for Belmont Lake 12-4. We returned $144,063.46 to the third party and cancelled its participation.

On July 29, 2010, we agreed with our operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 are proposed to be drilled in August 2010. To take best advantage of this opportunity, our company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. Our company received total proceeds of $324,677.12 to fund additional interests in these wells. As a result, our company has a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of our company, has acquired from our company a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and 0743608 BC Ltd. a company owned by our president, has acquired from our company a 20.79% gross interest in the non-consent interest in the two of the three vertical wells; an advisor to our company has acquired from our company 2.46% gross interest in the non-consent interest in two of the three vertical wells.

On September 13, 2010, we entered into three separate assignment agreements with 0743608 BC Ltd, a company solely owned by a director of our company, Emerald Atlantic LLC, a company solely owned by a director of our company, and our Senior VP Business Development. (the “Assignees”), whereby the Assignees have paid a fee of US$408,116 to earn a 24% share of our company’s gross non-perpetual 32% interest in the three oil wells being drilled in Wilkinson County, Mississippi. This agreement replaces the one signed on August 28, 2009. A balance of $83,439, which is outstanding, will be received by our company in the month of September. As a result of the three assignment agreements, we receive at no cost to our company, a carried interest of 8% in these same rights and benefits. Our company assigns, transfers and sets over to the Assignees, all proportionate rights, interest and benefits in the Assigned Non Perpetual Interest held by or granted to the Assignor in and to the Participation Agreement between our company and Griffin but limited to a gross 500% revenue payout based on the total amount paid under the Initial Consideration and the Subsequent Consideration after which all rights, interests and benefits cease.

On October 21, 2010, we settled a portion of the debt in the amount of $1,625 with CAB Financial Services by converting 65,000 warrants into 32,500 shares of common stock of our company pursuant to a Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

On October 21, 2010, we settled a portion of the debt, in th amount of $2,166.65 with Christopher Bunka, our president by converting 86,667 warrants into 43,333 shares of common stock of our company pursuant to a Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

In September and October, 2010, new wells 12-2; 12-4 and 12-5 were drilled at the Belmont Lake oil field.

Our Current Business

We are an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We are currently generating revenues from our business operations in Mississippi.

We have acquired working interests in various oil and gas properties in Mississippi USA. All of our current oil and gas assets are located in Wilkinson and Amite counties, Mississippi, where we have between 42% gross working interest and 60% gross working interests in producing oil and/or gas wells and in exploration wells yet to be drilled. Our Belmont Lake oil field discovered in December 2006 is located within the Palmetto Point area of Wilkinson county, Mississippi.

Our company’s business plan is to focus on development of the Belmont Lake oil field, in which we have working interests, in order to maximize cash flow and use excess cash flow to pay debt and conduct additional development well drilling. Eventually, if cash flows are strong enough, we expect to explore for additional oil and gas by way of our existing 60% interest option to drill 38 exploratory wells (see “Oil & Gas Properties - Mississippi and Louisiana: Frio-Wilcox Project”). To accomplish this, our company intends to focus on development drilling first. Eventually our company will seek a balance between exploration, development and exploitation drilling. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible. We are not currently the operator of any of our properties and will consider becoming the operator only when our financial conditions have improved sufficiently.

During the past fiscal year we experienced the following significant corporate developments:

1.

On November 16, 2010, we settled the debt incurred as a result of a consulting agreement, in the amount of $9,376, to Mr. Tom Ihrke by issuing 40,761 restricted shares of common stock of our company at a price of $0.23 per share.

2.

On November 30, 2010, we closed the first tranche of a private placement offering of convertible debentures in the aggregate amount of $450,000. The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $0.40 per share from the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by certain of our assets.

3.

On December 16, 2010, we closed the second tranche of a private placement offering of convertible debentures in the aggregate amount of $170,000. The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $0.40 per share from the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by certain of our assets.

4.

On December 16, 2010, we entered into an assignment agreement with Emerald Atlantic LLC, a company solely owned by a director of our company (the Assignee”), whereby the Assignee has paid a fee of $30,076 to earn 18% of a 4.423% share of our company’s net revenue interest after field operating expenses for a well to be drilled in Wilkinson County.

5.

On January 4, 2011, 132,600 warrants were exercised and we issued 66,300 shares of common stock of our company at an exercise price of CAD$0.22 per share for total proceeds of CAD$14,586. Of the 132,600 warrants exercised, 100,000 warrants were exercised by a director of our company.

6.

On March 6, 2011, we accepted and received gross proceeds of $21,250 for the exercise of 106,250 stock options by a director of our company at an exercise price of $0.20 per stock option into 106,250 shares of our common stock.

7.	On June 8, 2011, 1,500,000 warrants were exercised and we issued 1,500,000 shares of our common stock at an exercise price of $0.20 per share for total proceeds of $300,000. The warrants were exercised by a director of our company.

8.

On June 28, 2011, 500,000 warrants were exercised and we issued 500,000 shares of our common stock at an exercise price of $0.20 per share for total proceeds of $100,000. The warrants were exercised by a director of our company.

9.

On October 27, 2008, we made a secured loan agreement in the amount of CAD$300,000 with CAB Financial. On July 10, 2009, $40,000 of the debt was converted to equity. On October 21, 2010, we settled a portion of the debt in the amount of CAD $1,625 with CAB Financial by converting 65,000 warrants into 32,500 shares of our common stock pursuant to a Purchase Agreement dated October 27, 2008 at a price of CAD$0.05 per share. On June 28, 2011, we paid down CAD$100,000 of the debt.

10.	On July 11, 2011, we granted 700,000 stock options to directors and officers of our company at an exercise price of $0.35 per share, which options vest immediately and expire on July 11, 2016.

11.	On July 13, 2011, 173,043 warrants were exercised and we issued 173,043 shares of our common stock at a price of $0.20 per share for total proceeds of $34,608.

12.

On July 13, 2011, we completed an equity financing and issued 200,000 units at $0.35 per unit, for gross proceeds of $70,000. Each unit consists of one share of common stock and one share purchase warrant which entitles a holder to purchase an additional share of common stock at an exercise price of $0.50 per share for a period of two years. All shares and warrants issued were restricted under applicable securities rules.

13.

On July 15, 2011, we accepted and received gross proceeds of $23,750 for the exercise of 118,750 stock options at an exercise price of $0.20 per stock option and issued 118,750 shares of common stock of our company. All of the stock options were exercised by directors and/or officers of our company.

14.

We entered into a Asset Purchase Agreement dated August 12, 2011, with Brinx Resources Ltd. to acquire 100% of its 10% gross working interest in the oil and gas interests located in Mississippi, USA. By acquiring the additional 10% working interest in Belmont Lake oil and gas field, we now have a 42% working interest in Belmont Lake and retains our existing 60% working interest in the exploration wells on approximately 130,000 acres surrounding Belmont Lake in all directions. We agreed to pay a total of $400,000 and issue 800,000 shares of our common stock at a deemed price of at $0.30 per share.

Our company plans to continue our current business of acquiring interests in potentially high-impact oil and gas property interests that offer a high probability of being able to drill without significant time delays. We will endeavor to try to choose North American properties where, if drilling is successful, the wells could be quickly connected to infrastructure and thus, with success, brought into production and able to generate cash flow as quickly as possible.

Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. Our company has, to date, and plans to continue to acquire most of the industry and geological expertise we require through third party contractual relationships with consulting experts and with operating companies which will act as operators of our company’s various interests. Although this exposes our company to certain risks on behalf of those operators, it also allows our company to participate in the often unique experience and knowledge that local persons have related to certain properties. This strategy allows our company to participate in a wider variety of oil and gas opportunities than if all of our geological expertise were in-house and confined to a single geographical area. From a business operations perspective, this strategy also enables our company to minimize our ongoing fixed in-house costs for geological or geophysical analytical expenses while still allowing it to contract for that expertise when and as needed. This business strategy has been successful during a time of declining oil and gas prices, when many companies with high internal overheads and cost structures due to large numbers of highly expensive in-house professionals cannot be sustained due to declining revenues. Our company will hire third-party consulting geophysicists and geologists on an as-needed basis to evaluate oil and gas properties that may be of interest, and to reinforce and double-check the technical work and abilities of its third-party operators. This provides our company with the required expertise we need, when its needed, whilst avoiding high fixed long-term costs.

Our company relies on the business experience of our existing management, on the technical abilities of consulting experts, and on the technical and operational abilities of its operating partner companies to evaluate business opportunities.

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

Employees

We primarily use the services of sub-contractors and consultants for manual labour exploration work and drilling on our properties. Our Director, Mr. David DeMartini is our technical advisor.

On May 12, 2009, we entered into a six month consulting agreement with BKB Management Ltd., a British Columbia company for a consideration of CAD$4,500 per month plus applicable taxes. Effective January 1, 2011, the consideration was increased to CAD$5,500 plus applicable taxes. BKB Management is a consulting company controlled by our chief financial officer.

On November 27, 2008, we entered into a consulting agreement with CAB Financial Services Ltd., a British Columbia company. The consulting services provided by CAB Financial are on a continuing basis for a consideration of CAD$8,000 per month plus applicable taxes. CAB Financial is a consulting company controlled by our president.

On August 5, 2010 we entered into a three-month Management agreement with Tom Irkhe, whereby Mr. Irkhe will act as the Senior Vice-President, Business Development for our company for consideration of $3,125 per month and has signed a revised agreement to continue the Management relationship on a continuing month to month basis.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

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

We had cash in the amount of $31,201 and working capital deficiency of $509,465 as of our year ended October 31, 2011. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

For the fiscal year 2011, we have earned revenues of $1,133,766. We currently have only modest oil or gas reserves that are deemed proved, probable or possible pursuant to American standards of disclosure for oil and gas activities. All of our existing wells are in Mississippi, USA.

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

Our independent certified public accounting firm, in the notes to the audited financial statements for the year ended October 31, 2011 states that there is a substantial doubt that we will be able to continue as a going concern.

As at October 31, 2011, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

With the exception of one officer, all of our directors and officers are nationals and/or residents of countries other than the United States and all or a substantial portion of their assets are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Item 2. Properties

Executive Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia, V6E 4A4, for which we share 250 square feet of office space, which includes one executive office for a monthly rental of CAD$1,337. Our telephone number is (604) 602-1675. We have an additional office located in Kelowna, British Columbia, for which we share 1,500 square feet of office space, which includes two executive offices for a monthly rental ofCAD500. Our current locations provide adequate office space for our purposes at this stage of our development.

Resource Properties

As at October 31, 2011, our company currently owns a 42% gross working interest in 13 wells and with the exception of a 50% working interest in wells PP F-12-4 and PP F-12-5; a 45% gross working interest in 7 wells; and a 60% gross working interest in 43 wells (of which 38 remain to be drilled); all located in Mississippi under various agreements with Griffin and Griffin Exploration, L.L.C. The most significant of these wells are the producing oil wells PP F-12-1, PP F-12-3, PP F-12-4, and PP F-12-5 located within the Belmont Lake oil field which is itself located in the Palmetto Point region. The Belmont Lake oil field is onshore, as are all of our company’s wells, but located in a flood plain of the Mississippi River which forces seasonal constraints on certain field activities. Our company has an interest in one producing gas well, the PP F-29, but because the gas from this well is consumed by field operations it is deemed to be of no commercial value. Except for this and the four oil wells noted immediately above, our company has no other producing wells. Additional details of these interests are noted below and not all of these wells were successful.

Mississippi: Palmetto Point Project

On December 21, 2005, our company agreed to purchase a 20% gross working and revenue interest in a 10 well drilling program in Palmetto Point, Mississippi owned by Griffin & Griffin Exploration for cash payments of $700,000, comprised of $220,000 paid upon entering the Agreement and the remaining balance of $480,000 paid on January 17, 2006. Our company applied the full cost method to account for our oil and gas properties and as of July 31, 2009, seven wells were found to be proved wells, and three wells were found impaired. One of the wells was impaired due to uneconomic life, and the other two wells were abandoned due to no apparent gas or oil shows present. The costs of impaired properties were added to the capitalized cost in determination of the depletion expense. Palmetto Point is approximately 150 miles southwest of Jackson, Mississippi and approximately 50 miles north/northwest of Baton Rouge, Louisiana. It is 30 miles west of Woodville, Mississippi off of State Highway 33 and is entirely within Wilkinson County.

There were no further costs to our company in earning our interest in the 10 well drilling program, including well development costs or pipeline connections. Griffin has agreed that the leases held by it covering any mineral estate underlying the applicable well site acreage shall not provide for more than twenty-five (25%) percent royalty and overriding royalty interest. Our company’s net interest in any oil and gas produced is calculated by subtracting the applicable royalties from its 20% gross interest. Consequently, its original net working interest in the drilling program was a minimum fifteen (15%) percent net working interest. Griffin conducted the Drilling Program in its capacity as Operator and receives a 15% carried interest.

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

On September 22, 2006, our company elected to participate in an additional two-well program in Palmetto Point, Mississippi owned by Griffin by paying an additional $140,000 (paid). Our company earned the same 20% gross interest in the two (2) additional wells (12 wells total and all drilled) and subsequently increased our gross interest to

32% in these 12 wells, or a net revenue interest of 20.802815% . As of July 31, 2009, the two wells were found to be proved wells.

On June 23, 2007, our company acquired an assignment of a 10% gross working interest in the Palmetto Point wells described above from a third party for $520,000 which was payable by a secured loan. The $520,000 loan was valued at a Net Present Value of $501,922, which is the capitalized amount. Our company calculated the net present value of the secured loan payable by applying 8% interest rate, which was based on a T-bill rate of 4.28% plus a risk premium.

On October 4, 2007, our company elected to participate in the drilling of the PP F-12-3 well in Palmetto Point, Mississippi which was conducted by Griffin. This well was the second well drilled in the Belmont Lake oil field. Our company had a 30% gross working interest and paid $266,348. On July 31, 2008, our company accrued and paid an additional cost of $127,707 for the workovers of wells PP F-12 and PP F-12-3. PP F-12 has had intermittent production from October 2007, and PP F-12-3 has had intermittent production from November 2007.

On April 3, 2009, our company entered into an Asset Purchase Agreement with Delta Oil & Gas, Inc., and The Stallion Group to acquire additional interests in its existing core producing Mississippi oil and gas properties. Our company paid $40,073.39 to acquire an additional two percent (2%) working interest in the proven Belmont Lake oil and gas field and an additional 10% working interest in potential nearby exploration wells. Total working interest for Belmont Lake as of July 31, 2009 is 32%; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of July 31, 2010, is 60%.

Our company had a short-lived opportunity to acquire additional fractional interests in the upcoming Belmont Lake 12-4 well which was expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including Our company. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, our company entered into four separate assignment agreements, three of which were with people or companies with related management. Our company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, our company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia, a company with related management, had acquired from Our company a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Our company, had acquired from Our company a 5% gross interest in the non-consent interest in the 12-4 well; and 0743608 BC Ltd. a company owned by the President of our company, had acquired from Our companyour company a 11.60% gross interest in the non-consent interest in the 12-4 well.

On May 31, 2010, our company signed a Settlement Agreement with Enertopia Corp., whereby our company issued 499,893 units at $0.12 per unit. Each unit consists of one restricted share of our common stock and one share purchase warrant exercisable at $0.20 per share for a period of two years in exchange for the working interest initially assigned on August 28, 2009.

On June 16, 2010, our company signed a Settlement Agreement with a third party, who had originally participated in the August 28, 2009, opportunity in the non-consent interest for Belmont Lake 12-4. Our company returned $144,063.46 to the third party and cancelled its participation.

On July 29, 2010, our company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 were proposed to be drilled in August 2010. To take best advantage of this opportunity, our company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. Our company received total proceeds of $324,677.12 to fund additional interests in these wells. As a result, our company has a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of our company, has acquired from our company a 8.74% gross interest in the non-

consent interest in two of the three vertical wells; and 0743608 BC Ltd. a company owned by our president, has acquired from our company a 20.79% gross interest in the non-consent interest in two of the three vertical wells; an advisor to our company has acquired from our company 2.46% gross interest in the non-consent interest in two of the three vertical wells.

On September 13, 2010, we entered into three separate assignment agreements with 0743608 BC Limited, a company solely owned by a a director of our company ; Emerald Atlantic LLC, a company solely owned by a director of our company, and our Senior VP Business Development. (the “Assignees”), whereby the Assignees have paid a fee of $408,116.48 to earn a 24% share of our company’s gross non-perpetual 32% interest in the three oil wells being drilled in Wilkinson County, Mississippi. This agreement replaces an agreement signed on August 28, 2009. As a result of the three assignment agreements, our company receives at no cost, a carried interest of 8% in these same rights and benefits. Our company assigns, transfers and sets over to the Assignees, all proportionate rights, interest and benefits in the Assigned Non Perpetual Interest held by or granted to the Assignor in and to the Participation Agreement between our company and Griffin but limited to a gross 500% revenue payout based on the total amount paid under the Initial Consideration and the Subsequent Consideration after which all rights, interests and benefits cease.

Total working interest for Belmont Lake as of October 31, 2011 is 42%, with the exception of a 50% interest in wells PP F-12-4 and PP F-12-5; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of October 31, 2010, is 60%.

As of October 31, 2011, there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F-29 in the amount of $340,549.

As of January 11, 2012, the status of the Palmetto Point, Mississippi wells is as follows:

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

Mississippi and Louisiana: Frio-Wilcox Project

After participating in the Palmetto Point project, we entered into a separate agreement that expanded both our percentage interest in future wells, and also expanded the geographical area on which those wells could be drilled.

On August 3, 2006, we entered into a Phase II agreement with Griffin, to acquire a working interest in multiple zones of potential oil and gas production in Mississippi and Louisiana. This agreement contemplates up to a 50 well drill program, which are exclusive to the participants, for Wilcox and Frio wells, at our company’s option, within the defined area of mutual interest (“AMI”). From these 50 prospects, Griffin and the participants will select all drill locations with the expectation that the wells will be drilled to depths sufficient to test prospectively for producible hydrocarbons from the top of the Frio Formation to the bottom of the Wilcox Formation.

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

Our company had contracted to assume a 40% gross interest in this AMI, meaning we were obligated to pay 40% of costs related to licensing, permitting, drilling, completion and all other related costs. Upon payment of 40% of the costs, we earned a net 32% of all production from all producible zones to the base of the Frio formation (Frio Targets); and, 30% of all production to the base of the Wilcox formation (Wilcox Targets). All working interests are to be registered in the name of our company. This 50-well AMI was intended to be drilled in several stages.

Our company’s pro rate share of the first stage had a total cost $1.6 million. As of October 31 2007, we had placed $1,600,000 in trust to completely fund this initial commitment. During the drill program, an unrelated third party participant elected not to continue their participation in the program, and we assumed our pro-rata portion of their 10% gross working interest as our own, at no additional cost, bringing our total gross working interest in the seven (7) wells and their leases (Initial AMI Drilling Program), to 45%.

On June 21, 2007, we acquired an additional 10% from a third party for all rights, title and benefits excluding the seven wells drilled under the AMI Agreement between August 3, 2006 and June 19, 2007, specifically wells CMR-USA-39-14, Dixon #1, Faust #1 TEC F-1, CMR/BR F-14, RB F-1 Red Bug #2, BR F-33, and Randall #1 F-4, and any offset wells that could be drilled to any of these specified wells (Subsequent AMI Drilling Program). This brought our interest in the remaining 43 wells to 50% and we drilled 5 wells under this arrangement.

On April 3, 2009, we acquired an additional 10% working interest in the 38 exploration wells remaining to be drilled, bringing its total gross working interest to 60% in the 38 wells that remain to be drilled of this original 50-well option in over 140,000 acres surrounding Belmont Lake in all directions.

On December 16, 2010, we entered into an assignment agreement with Emerald Atlantic LLC, a company solely owned by a director of our company, whereby Emerald Atlantic has paid a fee of $30,076 to earn 18% of a 4.423% share of our company’s net revenue interest after field operating expenses for a well to be drilled in Wilkinson County.

Initial AMI Drilling Program

Our company’s pro rate share of the first stage had a total cost $1.6 million. As of October 31 2007, we had placed $1,600,000 in trust to completely fund this initial commitment. During the drill program, an unrelated third party participant elected not to continue their participation in the program, and we assumed our pro-rata portion of their 10% gross working interest as our own, at no additional cost, bringing our total gross working interest in these seven (7) drilled wells and their leases, to 45%.

We successfully drilled and completed seven (7) wells under this drilling program. Certain wells were placed into production.

Details of the drill program are outlined below:

In December 2006, the first well CMR-US 39-14 was found to have sufficient hydrocarbons to become economic. USA 1-37 and BR F-33 had started intermittent production from November 2007. Our company applied the full cost method to account for its oil and gas properties.

As at January 31, 2007, we abandoned Dixon #1 due to no economic hydrocarbons being present and $162,420 of drilling costs was added to the capitalized costs. The Dixon #1 was the only Wilcox well our company has drilled to date. Every other well we have participated in located in Mississippi and Louisiana is a Frio well. Slightly deeper than the Frio targets, but also of the Cenozoic era, the Wilcox geologic formation is of the Eocene series, generally found at depths of less than 8,000 feet.

On June 2, 2007, we abandoned Randall #1 and $107,672 drilling costs were added to the capitalized costs in determination of depletion expense.

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

Significant Acquisitions and Dispositions

None to Report.

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended October 31, 2011, 2010 and 2009.

	For the fiscal year ended October 31, 2011	For the fiscal year ended October 31, 2010	For the fiscal year ended October 31, 2009
Production Data:
Natural gas (Mcf)	0	360	13,138
Oil (Bbls)	11,506	4,641	7,461
Average Prices:
Natural gas (per Mcf)	$4.20	$4.50	$3.77
Oil (per Bbl)	$108.74	$81.47	$50.00

Production Costs:
Natural gas (per Mcf)	$Nil	$15.72	$9.43
Oil (per Bbl)	$17.21	$17.43	$11.00

Productive Wells

The following table summarizes information at October 31, 2011, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by our company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Mississippi	4	5	9	0.27	0.27	0.54

Total	4	5	9	0.7	.27	0.54

Unaudited Oil and Gas Reserve Quantities

The unaudited reserve estimates for Mississippi, as of October 31, 2011, were prepared by Veazey & Associates, an independent petroleum engineering firm.

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

Unaudited net quantities of proved developed and undeveloped reserves of crude oil and natural gas (all located within United States) are as follows:

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	16,940,866
Future production costs	(4,409,690)
Future development costs	(1,070,698)
Future net cash flows - undiscounted	11,460,478
10% annual discount for estimated timing of cash flows	(3,388,906)
Standardized measure of discounted future net cash flows	8,071,572

Year-end price per Mcf of natural gas used in making standardized measure determinations as of October 31, 2011 was $4.20. Year-end price per Bbl of oil used in making these same calculations was $108.74.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of October 31, 2011.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	125.64	-	125.64
Adjustments of reserves in place	41.65	3.22	42.19
Productions	(11.54)	(3.22)	(12.04)
End of year reserves	155.79	-	155.79

Proved developed reserves:
Beginning of the year reserve	57.33	-	57.33
End of year reserves	68.07	-	68.07

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of October 31, 2011. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Mississippi	220	132	1,160	316.72
Total	220	132	1,160	316.72

Drilling Activity

The following table sets forth our drilling activity during the years ended October 31, 2011, 2010 and 2009.

	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive
Dry	1	~~.04~~			2.72

Development wells:
Productive			2	1.28
Dry			1.64

Total wells			3	1.92	2.72

Item 3. Legal Proceedings

Other than as set out below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

On October 20, 2011 we were served with an amended complaint filed on behalf of John M. Deakle in the Circuit Court of Hinds County, Mississippi. The complaint includes our company as one of the defendants and alleges breach of contract as well as mismanagement of the drilling activity and improper billing by Griffin and Griffin, the operator on our company’s Belmont Lake oil and gas properties. Deakle specifically alleges that we pressured Griffin and Griffin to undertake the drilling of unnecessary wells for their own benefit. The complaint requests injunctions to enjoin the operator from drilling additional wells on the Belmont Lake property, declaratory judgments stating, apart from other things, that Deakle’s rights under the joint operating agreement were breached, and punitive damages.

Our company believes that this is a frivolous suit, devoid of any merit as it relates to our company’s activities, and will defend our position aggressively. Additionally, our company is considering filing a countersuit against Deakle for damages caused by Deakle’s refusal to comply with the terms of the joint operating agreement, the unwarranted interruption of drilling activity on the property as a result of Deakle’s action, as well as costs associated with defending the lawsuit.

SIGNATURES

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2009	$0.16	$0.14
January 31, 2010	$0.16	$0.10
April 30, 2010	$0.13	$0.12
July 31, 2010	$0.20	$0.12
October 31, 2010	$0.29	$0.12
January 31, 2011	$0.35	$0.15
April 30, 2011	$0.50	$0.26
July 31, 2011	$0.40	$0.20
October 31, 2011	$0.35	$0.26

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark- up, mark-down or commission, and may not represent actual transactions.

(2) No high or low bid prices for our common stock were recorded for the period indicated.

As of January 12, 2012, there were 32 holders of record of our common stock. As of such date, 16,431,452 shares of common stock were issued and outstanding.

Our common shares are issued in registered form. Olympia Trust Company, 1003-750 West Pender Street, Vancouver, BC V6C 2T8 (Telephone: 604-484-8612; Facsimile: 604-484-8638) is the transfer agent for our common shares.

Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) is our registrar.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2011.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plans described below:

2007 Equity Plan

On April 25, 2007, our shareholders approved our 2007 Equity Incentive Stock Option Plan.

The 2007 Plan permits our company to issue up to 500,000 shares of our common stock to eligible employees and directors of our company upon the exercise of stock options granted under the 2010 Plan. As of October 31, 2011, there is 100,000 option outstanding under the 2007 Plan.

2010 Equity Compensation Plan

On February 26, 2010, our shareholders approved and adopted our 2010 equity incentive plan.

The 2010 Plan permits our company to issue up to 1,800,000 shares of our common stock to directors, officers, employees and eleigble consultants of our company upon the exercise of stock options granted under the 2010 Plan. As of October 31, 2011, there are 1,725,000 options outstanding under the 2010 Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans no approved by shareholders	Nil	Nil	Nil
Equity compensation plans approved byshareholders:
2007 Equity compensation plan	Nil	Nil	100,000
2010 Equity compensation plan	1,725,000	$0.26	75,000
Total	1,725,000	0.26	175,000

As at the date of the annual report, 225,000 stock options were exercised.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2011.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 11 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended October 31, 2011 and 2010

Our net loss and comprehensive loss for the year ended October 31, 2011, for the year ended October 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Year Ended October 31, 2011 $	Year Ended October 31, 2010 $	Change Between Year Ended October 31, 2011 and Year Ended October 31, 2010 $
Revenue	$ 1,133,766	$ 362,471	$ 771,295
Other (income)expenses	Nil	Nil	Nil
General and administrative	1,004,137	641,318	362,819
Interest expense	223,673	167,322	56,351
Write down in carrying value of oil and gas properties	Nil	1	(1)
Consulting fees	262,134	168,512	93,622
Oil and gas operating expenses	297,656	152,479	145,177
Professional Fees	90,448	50,562	39,886
Net Income (loss)	(538,226)	(552,462)	14,236

Revenue

Our revenue increased by $771,295 during the year ended October 31, 2011. The increase in our oil and gas revenues for our year ended October 31, 2011 was largely due to increased production volumes for oil wells PP F-12-1 and PP F-12-3 along with the addition of two new wells 12-4 and 12-5. The revenue for the fiscal year 2011 is net of the revenue interests that were assigned to the related parties of the Company. The assigned revenue interests, their related cost of revenue and payout of net revenue were included as a part of the Company’s operations for the Company’s financial statements of first three quarters in fiscal year 2011, which have been reclassified in the yearend financial statements. As the amount of revenue recorded was not significantly material and there was no net impact on the net profit of the Company’s operations for the financial statements of its first three quarters of 2011, the revenue and cost of revenue of the first three quarter financial statements of fiscal year 2011 have not been reclassified.

General and Administrative

Our general and administrative expenses increased by $362,819 during the year ended October 31, 2011. The increase in our general and administrative expenses for our year ended October 31, 2011 was due to increased stock based compensation, consulting, travel, investor relations and advertising.

Professional Fees

Our professional fees increased by $39,886 during the year ended October 31, 2011. There was an increase in accounting, audit and legal fees for our year ended October 31, 2011 in connection with the preparation and filing of a Form S-8 and Form S-1.

Interest Expense

Interest expense increased by $56,351 during the year ended October 31, 2011. The increase in interest expense for our year ended October 31, 2011 is due to the convertible debt financing made to the Company.

Oil and Gas Operating Expenses

Oil and gas operating expenses increased to $145,177 during the year ended October 31, 2011. The increase in oil and gas operating expenses for our year ended October 31, 2011 was due to the increased production volumes for oil and gas and the addition of two new wells.

Liquidity and Financial Condition

Working Capital	At	At
	October 31,	October 31,
	2011	2010
Current assets	$569,118	$140,206
Current liabilities	1,078,583	1,049,647

Working capital (deficiency)	$(509,465)	$(909,441)

Cash Flows	Year Ended
	October 31,	October 31
	2011	2010
Cash flows from (used in) operating activities	$(195,103)	(330,336)
Cash flows (used in) investing activities	(697,690)	(285,242)
Cash flows from (used in) financing activities	861,005	348,400
Net increase (decrease) in cash during year	$(31,788)	(267,178)

Operating Activities

Net cash used in operating activities was $195,103 for our year ended October 31, 2011 compared with cash used in operating activities of $330,336 in the same period in 2010. This difference was largely due to the increase in depletion.

Investing Activities

Net cash used in investing activities was $697,690 for our year ended October 31, 2011 compared to net cash used in investing activities of $285,242 in the same period in 2010 was mainly attributable to the two new wells at Belmont Lake.

Financing Activities

Net cash provided in financing activities was $861,005 for our year ended October 31, 2011 compared to net cash provided of $348,400 in the same period in 2010. This was largely from the proceeds of a convertible debt financing and conversion of stock options and warrants in 2011.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has a net loss of $538,226 for the year ended October 31, 2011 [2010 – net loss of $552,462] and at October 31, 2011 had a deficit accumulated during the exploration stage of $4,462,618 [2010 – $3,924,392]. Our company has working capital deficiency of $509,465 as at October 31, 2011 [2010 - $909,441]. Our company requires additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that we will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Not Applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LEXARIA CORP.

We have audited the balance sheet of Lexaria Corp. (the “Company”) as at October 31, 2011 and the related statements of stockholders’ equity, operations and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended October 31, 2010, and the cumulative data from November 1, 2009 to October 31, 2010 in the statements of stockholders’ equity, operations and cash flows, which were audited by other auditors whose report, dated January 21, 2011 which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from November 1, 2009 to October 31, 2010, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2011 and the result of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements refer to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had recurring losses and requires additional funds to maintain its planned operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada January 26, 2012

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	October 31	October 31
	2011	2010
ASSETS
Current
Cash and cash equivalents	$31,201	$62,989
Accounts receivable	230,880	74,879
Prepaid expenses and deposit	2,147	2,338
Total Current Assets	264,228	140,206
Capital assets, net	-	425
Deferred charges	33,092	-
Oil and gas properties (Note 5)
Proved property	3,717,866	3,118,376
Unproved properties	19,293	19,293
Prepayments for oil and gas explorations	304,890	-
	4,042,049	3,137,669
TOTAL ASSETS	$4,339,369	$3,278,300

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable and accrued liabilities	$322,313	$137,437
Loan payable (Note 6a, 7a)	754,501	910,441
Due to a related party	1,769	1,769
Total Current Liabilities	1,078,583	1,049,647
Loan Payable – Long Term (Note 6b)	599,438	75,000
TOTAL LIABILITIES	1,678,021	1,124,647

STOCKHOLDERS' EQUITY

Share Capital (Note 4)
Authorized: 200,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 16,431,452common shares at October31, 2011 (12,926,348 common shares at October 31, 2010)	16,431	12,926
Additional paid-in capital	7,107,535	6,065,119
Deficit	(4,462,618)	(3,924,392)
Total Stockholders' Equity	2,661,348	2,153,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,339,369	$3,278,300

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Years Ended
	October 31
	2011	2010
Revenue	$	$
Natural gas and oil revenue	1,133,766	362,471

Cost of revenue
Natural gas and oil operating costs	297,656	152,479
Depletion	370,199	121,136
	667,855	273,615

Gross profit (loss)	465,911	88,856

Expenses
Accounting and audit	32,433	27,547
Insurance	8,749	7,014
Advertising and promotions	40,920	559
Bank charges and exchange loss	55,052	26,832
Stock Based Compensation	179,789	161,366
Consulting (note 9)	262,134	168,512
Depreciation	425	1,021
Fees and Dues	36,454	26,567
Interest expense from loan payable (note 6,7)	223,673	167,322
Investor relation	29,153	1,943
Legal and professional	58,015	23,015
Office and miscellaneous	5,181	1,213
Rent	14,620	15,404
Telephone	3,047	2,917
Taxes	5,977	5,745
Training	268	-
Travel	48,247	4,340
Write down of oil and gas property	-	1
	1,004,137	641,318

Net (loss) for the year	(538,226)	(552,462)

Basic and diluted (loss) per share	(0.04)	(0.04)
Weighted average number of common shares outstanding - Basic and diluted	14,176,503	12,325,675

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	Years Ended
	October 31
	2011	2010

Cash flows used in operating activities
Net (loss)	$(538,226)	$(552,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting -Debt Settlement	9,376	-
Consulting - Stock based compensation	179,789	161,366
Depreciation	425	1,021
Depletion	370,199	121,136
Write down in carrying value of oil and gas properties	-	1
Foreign exchange gain / loss	52,823	23,765
Accredited interest on loan payable	6,334	11,672

Change in operating assets and liabilities:
(Increase) in accounts receivable	(156,001)	(32,684)
(Increase)in prepaid expenses and deposit	(304,699)	(2,338)
Increase in accounts payable	184,877	(61,813)
Net cash used in operating activities	(195,103)	(330,336)

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(697,690)	(285,242)
Net cash used in investing activities	(697,690)	(285,242)

Cash flows from financing activities

Proceeds from loan payable	329,903	165,000
Proceeds from private placement	36,908	183,400
Proceeds from Stock Options and warrant	494,194	-
Net cash from financing Activities	861,005	348,400

(Decrease) in cash and cash equivalents	(31,788)	(267,178)

Cash and cash equivalents, beginning of period	62,989	330,167
Cash and cash equivalents, end of period	$31,201	$62,989

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
For Years Ended October 31, 2011 to October 31, 2010
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, October 31, 2009	10,732,870	$10,733	$5,658,768	$(3,371,930)	$2,297,571

Stock Options @ $0.20 Jan 10			139,050		139,050
Issuance of common stock per Subscription
Agreement at $0.1143 per share	1,617,752	1,618	181,782		183,400
Issuance of common stock per Settlement Agreement at $0.12 per share	499,893	500	59,487		59,987
Stock Options @ $0.20 Aug. 16			22,316		22,316
Warrant conversion @$0.05	75,833	76	3,716		3,792
Comprehensive income (loss):
(Loss) for the year				(552,462)	(552,462)

Balance, October 31, 2010	12,926,348	12,926	6,065,119	(3,924,392)	2,153,653
Warrant conversion @$0.22	66,300	66	14,520		14,586
Issuance of common stock per Settlement Agreement at $0.23 per share	40,761	41	9,335		9,376
Warrants for Convertible Debt			20,562		20,562
Issuance of common stock per stock option exercise @ $0.20	106,250	106	21,144		21,250
Issuance of common stock per warrant exercise @ $0.20	2,173,043	2,173	432,435		434,608
Issuance of common stock per stock option exercise @ $0.20	118,750	119	23,631		23,750
Issuance of common stock per PP @ $0.35	200,000	200	69,800		70,000
Stock Options @$0.35			179,789		179,789
Issuance of common stock for acquisition of oil and gas property at $0.34 per share	800,000	800	271,200		272,000
Comprehensive income (loss):
(Loss) for the year				(538,226)	(538,226)

Balance, October 31, 2011	16,431,452	$16,431	$7,107,535	$(4,462,618)	$2,661,348

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

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

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At October 31, 2011 and 2010, the Company had no overproduced imbalances.

c)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of October 31, 2011 and 2010, cash and cash equivalents consist of cash only.

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

Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”, accounts for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, loan payable and due to a related party. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, loans payable and due to a related partyapproximate their fair values due to their short maturities. The carrying values of the Company‘s long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company.

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

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 410, “Asset Retirement and Environmental Obligations”. ASC 410 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The management of the Company had estimated the asset retirement obligation to be immaterial and therefore was not reflected on the financial statements as of October 31, 2011 and 2010.

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

o)	Credit risk and receivable Concentration

The Company places its cash and cash equivalent with high credit quality financial institution. As of October 31, 2011, the Company had approximately $31,201 in a bank beyond insured limit (October 31, 2010: $62,989).

The revenues were generated from the Company’s sole customer for fiscal year 2011 and 2010; the corresponding accounts receivable balances were $194,293 and $63,285 at December 31, 2011 and 2010, respectively.

p)	Convertible Debentures

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

q)	Commitments and Contingencies

In accordance with ASC 450-20, “Accounting for Contingencies”, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Historically, the Company has not experienced any material claims.

r)	Newly Adopted Accounting Policies

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

s)	New Accounting Pronouncements

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

On October 21, 2010, the Company settled a portion of the debt, namely $1,625 with CAB Financial Services by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

On November 16, 2010, the Company settled the debt incurred as a result of that consulting agreement, being $9,375 to Mr. Tom Ihrke by issuing 40,761 restricted common shares of the Company at a price of $0.23 per share.

On January 4, 2011, 132,600 warrants were exercised for 66,300 common shares of the Company at a price of CAD$0.22 for total proceeds of $14,586. 100,000 warrants of the 132,600 warrants were exercised by a Director of the Company.

On March 6, 2011, the Company accepted and received gross proceeds of $21,250 for the exercise of 106,250 stock options by a Director of the Company at an exercise price of $0.20 per stock option into 106,250 common shares of the Company.

On June 8, 2011, 1,500,000 warrants were exercised for 1,500,000 common shares of the Company at a price of $0.20 for total proceeds of $300,000. The warrants were exercised by a Director of the Company.

On June 28, 2011, 500,000 warrants were exercised for 500,000 common shares of the Company at a price of $0.20 for total proceeds of $100,000. The warrants were exercised by a Director/Officer of the Company.

On July 13, 2011, 173,043 warrants were exercised for 173,043 common shares of the Company at a price of $0.20 for total proceeds of $34,608.

On July 13, 2011, the Company completed an equity financing and issued 200,000 units at the price of $0.35 per unit and each unit consists of one share of common stock and one share purchase warrant which entitles a holder to purchase one common share at $0.50 per share for a period of two years. All shares and warrants issued were restricted under applicable securities rules. The Company accepted and received gross proceeds of $70,000. $3,500 of finder’s fee was paid to an officer of the Company.

On July 15, 2011, the Company accepted and received gross proceeds of $23,750 for the exercise of 118,750 stock options at an exercise price of $0.20 per ctock option into 118,750 common shares of the Company. 100,000 stock options were exercised by a Director/Officer of the Company.

On August 12, 2011, the Company issued 800,000 common shares of the Company at the price of $0.34 for the acquisition of acquiring an additional 10% working interest in Belmont Lake.

As at October 31, 2011, Lexaria Corp. has 16,431,452 shares issued and outstanding and 2,471,322 warrants issued and outstanding.

The following table summarizes warrant activity in the fiscal year ended October 31, 2011:

	Number of	Weighted-average
	warrants	exercise price
Oustanding and exercisable at October 31, 2010	5,853,769	$0.20
Issued	1,971,429
Exercised	(2,305,643)
Expired	(3,048,233)
Oustanding and exercisable at October 31, 2011	2,471,322	$0.37

A summary of warrants as at October 31, 2011 is as follows:

Number	Exercise	Expiry
Outstanding [1]	Price	Date

499,893	$0.20	May 31, 2012
1,771,429	$0.40	November 30, 2012
200,000	$0.50	July 13, 2013

1. Each warrant entitles a holder to purchase one common share.

5.	Oil and Gas Properties

(a) Proved properties

Properties	October 31,	Addition	Depletion	October 31,
	2010			2011
U.S.A. – Proved property	$3,118,376	$969,689	$(370,199)	$3,717,866

(1)	Palmetto Point Project

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

On October 4, 2007, the Company elected to participate in the drilling of PP F-12-3 in Mississippi by Griffin & Griffin Exploration. The Company had 30% gross working interest and paid $266,348. On July 31, 2008, the Company accrued and paid an additional cost of $127,707 for the workovers of wells PP F-12 and PP F-12-3. PP F-12 started production from October 2007, and PP F-12-3 started production from November 2007.

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties. The Company paid $40,073.39 to acquire additional 2% working interest in the proven Belmont Lake oil and gas and an additional 10% working interest in potential nearby exploration wells. At this time the total working interest for Belmont Lake is 32%; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions is 60%.

The Company had a short-lived opportunity to acquire additional fractional interests in the Belmont Lake 12-4 well which was expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including Lexaria. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, the Company entered into four separate assignment agreements, three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia, a company with related management, had acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and 0743608 BC Ltd. a company owned by the President of the Company, acquired from Lexaria a 11.60% gross interest in the non-consent interest in the 12-4 well.

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

On July 29, 2010, the Company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 were proposed to be drilled. To take best advantage of this opportunity, the Company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. The Company received total proceeds of $324,677.12 to fund additional interests in these wells. As a result, the Company had a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of Lexaria, acquired from Lexaria a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and 0743608 BC Ltd. a company owned by the President of the Company, acquired from Lexaria a 20.79% gross interest in the non-consent interest in the two of the three vertical wells; an advisor to the Company acquired from Lexaria 2.46% gross interest in the non-consent interest in two of the three vertical wells.

The July 29, 2010 agreements were replaced on September 13, 2010, when the Company entered into three separate assignment agreements with 0743608 BC Ltd, solely owned by Director/Officer of the Company; Emerald Atlantic LLC, solely owned by a Director of the Company, and the Senior VP Business Development. (the “Assignees”), whereby the Assignees have paid a fee of $408,116 to earn a 24% share of the Company’s gross non-perpetual 32% interest in the three oil wells being drilled in Wilkinson County, Mississippi. As a result of the three assignment agreements, Lexaria receives at no cost to the company, a carried interest of 8% in these same rights and benefits. The Company assigns, transfers and sets over to the Assignees, all proportionate rights, interest and benefits in the Assigned Non Perpetual Interest held by or granted to the Assignor in and to the Participation Agreement between the Company and Griffin but limited to a gross 500% revenue payout based on the total amount paid under the Initial Consideration and the Subsequent Consideration after which all rights, interests and benefits cease.

Lexaria entered into an Asset Purchase Agreement dated August 12, 2011, with Brinx Resources Ltd. to acquire 100% of its 10% gross working interest in the oil and gas interests located in Mississippi, USA. By acquiring the additional 10% working interest in Belmont Lake oil and gas field, Lexaria then had 42% working interest in Belmont Lake and retains its existing 60% working interest in the exploration wells on approximately 130,000 acres surrounding Belmont Lake in all directions.

Lexaria has agreed to considerations as follows;

1.	$200,000 on the August 12, 2011 (the "Initial Payment") (paid), and

2.

$200,000 on or before November 12, 2011; or interim payments, as agreed, in the amount of $10,000 per month for up to 3 months following November 12, 2011 with the remaining balance of $200,000 then due and payable (the "Final Payment"), and, should Lexaria not make the final payment on February 12, 2011 a penalty of $500 per day (the “Penalty Payments”) beginning one day after February 12, 2011 and accruing until the balance of the $200,000 Final Payment is made to the Vendor. Both the Vendor and the Purchaser agree that, should any Penalty Payments be due, such Penalty Payments are not deductible from the balance of the $200,000 Final Payment. Subsequent to the year ended October 31, 2011, the Company has paid $30,000, the above mentioned interim payments.

3.	800,000 shares of restricted common stock issued from Lexaria treasury were issued on August 12, 2011.

As of October 31, 2011, additional expenditures of $340,549 were incurred for workovers and there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, and PP F12-29.

As of October 31, 2011, the Company’s working interest and production in PPF-12-4 and PPF-12-5 well located at Belmont Lake, Mississippi, with carrying values of $1M, are used to secure for the convertible debentures issued on November 30, 2010, December 16, 2010 and December 1, 2011 (see note 7 (b) and note 12 (a)), with aggregate amount of $820,000.

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

During December 2007, two additional wells, PP F-6A and PP F-83, were drilled and were plugged and abandoned due to non-economic gas shows.

(b)	Unproved Properties

Properties	October 31,
2011 and 2010
U.S.A.-Unproved properties	$19,293

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

On December 16, 2010, the Company entered into an assignment agreement with Emerald Atlantic LLC, solely owned by a Director of the Company (the Assignee”), whereby the Assignee has paid a fee of $30,076 to earn 18% of a 4.423% share of the Company’s net revenue interest after field operating expenses for a well to be drilled in Wilkinson County.

6.	Loan Payable

a)

On April 1, 2010, the Company entered into a purchase agreement with CAB Financial Services Ltd., a company controlled by Christopher Bunka, our President, Chief Executive Officer and Director, (“Purchaser”) for a non-secured promissory note in the amount of $75,000 (the “Promissory Note”). The Purchaser agreed to purchase a non-secured 18% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the Purchase Agreement. The Promissory Note is due and payable on April 1, 2012. The Promissory Note may be prepaid in whole or in part at any time prior to April 1, 2012 by payment of 108% of the outstanding principal amount including accrued and unpaid interest.

As long as the Promissory Note is outstanding, the Purchaser may voluntarily convert the Promissory Note including accrued and unpaid interest to common shares of our company at the conversion price of $0.30 per common share.

The Company did not incur beneficiary conversion charges as the conversion price is greater than the fair value of the Company’s equity at the time of issuance.

b)

On November 30, 2010, we closed the first tranche of a private placement offering of convertible debentures in the aggregate amount of $450,000. The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1M as of October 31, 2011. One director of the Company and Emerald Atlantic LLC, solely owned by the director, subscribed the convertible debentures with amount of $50,000.

On December 16, 2010, the Company closed the second tranche of a private placement offering of convertible debentures in the aggregate amount of $170,000. The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the same assets for the first tranche of the private placement offering on November 30, 2010. One director of the Company and Emerald Atlantic LLC, solely owned by the director, subscribed the convertible debentures with amount of $120,000.

The aggregate principal value of the above convertible debentures was $620,000 and was allocated to the individual components on a relative fair value basis. In addition, because the effective conversion price of the convertible debentures was below the current trading price of the Company’s common shares at the date of issuance, the Company recorded a beneficial conversion feature of approximately $20,000. The value of the warrants and beneficial conversion feature has been recorded as additional paid in capital.

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

On October 21, 2010, the Company settled a portion of the debt, namely $1,625 with the President’s wholly-owned companyby converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

On October 21, 2010, the Company settled a portion of the debt, namely $2,166.65 with the President by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

On October 21, 2010, the Company entered into an amendment with loan holders to extend the loan to be on a month-to-month basis with the same terms and conditions as pursuant to the amendment.

During the year ended October 31, 2011, the Company has paid down the debt by CAD$185,000 and the carrying amount of the secured loan is $679,504 as of year end.

(b)	Unsecured Loan Payable

On September 13, 2010, we entered into a demand loan agreement and promissory note with CAB Financial Services Ltd. (the “Lender” or “CAB”), a company controlled by the President of our company. The principal amount of the note is $90,000. The loan agreement and promissory note provides that the debt be payable on demand. The note has an interest rate of 12% per annum.

On January 31, 2011, the Company had paid back the loan for the full amount of $90,000 to CAB and accrued interest of $3,884.

On April 1, 2010, the Company entered into a purchase agreement with a company controlled by the President (the “Purchaser”), for a non-secured promissory note in the amount of US$75,000 (the “Promissory Note”). The Purchaser agreed to purchase a non-secured 18% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the Purchase Agreement. The Promissory Note is due and payable on April 1, 2012. The Promissory Note may be prepaid in whole or in part at any time prior to April 1, 2012 by payment of 108% of the outstanding principal amount including accrued and unpaid interest.

As long as the Promissory Note is outstanding, the Purchaser may voluntarily convert the Promissory Note including accrued and unpaid interest to common shares of our company at the conversion price of $0.30 per common share.

The Company did not incur beneficiary conversion charges as the conversion price is great than the fair value of the Company’s equity. As of October 31, 2011, the carrying amount of the unsecured loan is $75,000.

8.	Related Party Transactions

(a)

For the year ended October 31, 2011, the Company paid / accrued $96,000 to CAB (2010: $97,200), Tom Ihrke, the VP of business development, $34,375 (2010: $8,557), and BKB Management Ltd. (“BKB”) CAD$64,000 (2010: CAD$54,900) for management, consulting and accounting services. CAB is owned by the president of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB. (See Note 7a). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the year ended, October 31, 2011, the Company accrued and paid interest expenses of CAD $41,509 (2010: CAD$51,025)

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka. (See Note 7a). On October 21, 2010, the Company settled a portion of the debt, namely $2,166.65 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the year ended, October 31, 2011, the Company accrued and paid interest expenses of CAD $71,610 (2010: CAD$80,874).

	(d)	See Note 4, 5, 6, and 7.

(e)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7). For the year ended October 31, 2011, the Company accrued and paid interest expenses of $13,500 (2010: $7,875).

(f)

On September 13, 2010, the Company entered a demand loan agreement in the amount of US$90,000 with CAB (See Note 8b). The Company accrued interest of $3,884 and paid interest of $3,150. On January 31, 2011, the Company paid back the loan in full.

(g)	Included in accounts payable, $94,696 (October 31, 2010: $90,027) was payable to companies controlled by the president, key management personnel and directors of the Company.

(h)

For the year ended October 31, 2011, the Company has paid/accrued $153,563 (2010: $Nil) to 0743608 BC Ltd., $64,553 (2010:$Nil) to Emerald Atlantic LLC, and $18,196 to Tom Ihrke (2010: $Nil) for their respective Non-consent Interests in Belmont Lake. 0743608 BC Ltd. is owned by the president of the Company and Emerald Atlantic LLC is owned by a Director of the Company.

9.	Stock Options

On January 20, 2010, the Company approved a new 2010 Equity Compensation plan and granted 975,000 stock options to directors and consultants of the Company with an exercise prices of $0.20, vested immediately and expiring on January 20, 2015.

On August 16, 2010, the Company granted 150,000 stock options to a consultant of the Company with an exercise price of $0.20, vested 75,000 immediately and 75,000 on August 16, 2011 and expiring on August 16, 2015.

On July 11, 2011, the Company granted 700,000 stock options to directors and officers of the Company with an exercise price of $0.35 per share, vested immediately and expiring on July 11, 2016.

For the year ended October 31, 2011, the Company recorded a total of $179,789 (2010: $161,366) for stock based compensation expenses.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended October 31, 2011	Year ended October 31, 2010
Expected volatility	131.14%	145.85%
Risk-free interest rate	2.75%	2.46%
Expected life	5 years	5 years
Dividend yield	0.0%	0.00%

A summary of weighted average fair value of stock options granted during the year ended October 31, 2011 is as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
Period ended October 31, 2011	Price	Value
Exercise price is greater than market price at grant date:	$0.35	$0.26

	Weighted	Weighted
	Average	Average
	Exercise	Fair
Year ended October 31, 2010	Price	Value
Exercise price is greater than market price at grant date:	$0.20	$0.14

A summary of the stock options for the year ended October 31, 2011 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2010	1,525,000	$0.20
Granted	700,000	0.35
Exercised	(225,000)	0.20
Expired	(300,000)	0.20
Balance, October 31, 2011	1,700,000	$0.26

The Company has the following options outstanding and exercisable:

October 31, 2011		Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
$0.20	150,000	3.80 years	$0.20	150,000	$0.20
$0.20	850,000	3.23 years	$0.20	850,000	$0.20
$0.35	700,000	4.70 years	$0.35	700,000	$0.35
Total	1,700,000	3.87 years	$0.26	1,700,000	$0.26

October 31, 2010		Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
$0.20	150,000	4.79 years	$0.20	75,000	$0.20
$0.20	975,000	4.22 years	$0.20	975,000	$0.20
$0.20	75,000	0.72 years	$0.20	75,000	$0.20
$0.20	325,000	0.64 years	$0.20	325,000	$0.20
Total	1,525,000	3.34 years	$0.20	1,450,000	$0.20

10.	Commitments,Significant Contracts and Contingencies

On November 27, 2008, the Company entered into a Consulting Agreement with CAB Financial Services Ltd. for consulting services of CAB on a continuing basis for a consideration of US$8,000 per month plus GST.

On May 12, 2009 the Company entered into a consulting agreement with BKB Management Ltd. to act as the Chief Financial Officer and a Director for an initial period of six months for consideration of CAD $4,500 per month plus GST. This agreement replaces the September 1, 2008, Controller Agreement with CAB Financial Services Ltd. Subsequent to October 31, 2010, effective January 1, 2011, the consideration was increased to CAD$5,500 per month plus GST/HST.

On August 5, 2010 we entered into a three-month Management agreement with Tom Ihrke, whereby Mr. Ihrke will act as the Senior Vice-President, Business Development for the Company for consideration of $3,125 per month. On December 2, 2010, the Company entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the Senior Vice-President Business Development for the Company. On October 3, 2011 Mr. Ihrke and the Company amended the agreement whereby his title changed to Manager, Business Development. The Company will pay a monthly consulting fee of $3,125.

As of October 31, 2011, there is one pending lawsuit against the Company. While the ultimate outcome of this matter is not presently determinable, it is the opinion of our management that the resolution of this outstanding claim will not have a material adverse effect on our financial position or results of operations. As of October 31, 2011, the Company has not recorded any loss in terms of this lawsuit.

See also Note 5, 6, and 7.

11.	Income Tax

The Company's provision for income taxes comprise of the following:

		2011		2010
Current Tax Provision	$	Nil	$	Nil
Deferred Tax Provision	$	Nil	$	Nil
Tax Expense	$	Nil	$	Nil

Rate Reconciliation

Income taxes vary from the amount that would be computed by applying the statutory federal income tax rate of 35%.

		2011		2010
U.S. Federal Statutory Rate		$(125,453)		$(132,973)
Tax Benefit Not Recognized		$125,453		$132,973
Tax Expenses	$	Nil	$	Nil

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

		2011		2010
Deferred Tax Assets:
Net Operating Loss Carry forward		$1,408,175		$1,191,357
Valuation Allowance		$(1,408,175)		$(1,191,357)
Net Deferred Tax Assets	$	Nil	$	Nil

Changes in the valuation allowance relate primarily to net operating losses, resources expenditures and others which are not currently recognized. The Company has reviewed its net deferred tax assets and has not recognized potential tax benefits arising there from because at this time management believes it is more likely than not that the benefits will not be realized in future year.

For tax purpose, as of October 31, 2011, the Company has operating loss carry forwards of approximately $4,023,000 which expire in 2025 through 2031 as follow:

Year	Amount
2025	$76,000
2026	508,000
2027	1,056,000
2028	720,000
2029	753,000
2030	552,000
2031	358,000

Total	$4,023,000

12.	Subsequent Events

On December 1, we closed a private placement offering of convertible debentures in the aggregate amount of $200,000. The convertible debentures mature on December 1, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share from the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by oil and gas properties with carrying value of $1M for the $620,000 private placement offering on November 30, 2010 and December 16, 2010 (see note 7(b)). The convertible debenture was entered into by two directors of the Company.

Also see Note 5 (a).

13.	Segmented Information

The Company’s business is considered as operating in one segment (Oil and gas in the United States) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

14.	Supplemental Information On Natural Gas and Oil Exploration, Development and Production Activities (Unaudited):

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

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of October 31, 2011. These estimates were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	16,940,866
Future production costs	(4,409,690)
Future development costs	(1,070,698)
Future net cash flows - undiscounted	11,460,478
10% annual discount for estimated timing of cash flows	(3,388,906)
Standardized measure of discounted future net cash flows	8,071,572

Year-end price per Mcf of natural gas used in making standardized measure determinations as of October 31, 2011 was $4.20. Year-end price per Bbl of oil used in making these same calculations was $108.74.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of October 31, 2011.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	125.64	-	125.64
Adjustments of reserves in place	41.65	3.22	42.19
Productions	(11.54)	(3.22)	(12.04)
End of year reserves	155.79	-	155.79

Proved developed reserves:
Beginning of the year reserve	57.33	-	57.33
End of year reserves	68.07	-	68.07

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

As of October 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Christopher Bunka	Chairman, Director and Chief Executive	49	October 26, 2006
	Officer		February 14, 2007
Bal Bhullar	Chief Financial Officer and Director	41	May 12, 2009
David DeMartini	Director	68	September 8, 2009
Dustin Elford	Director	64	July 8, 2011
Nicholas Baxter	Director	57	July 8, 2011
Tom Ihrke	Vice President, Business Development	44	August 5, 2011

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. Christopher Bunka – Chairman, Chief Executive Officer and Director

Mr. Bunka has served as our director, chairman, president and chief executive officer since October 26, 2006. From February 14, 2007 until May 12, 2009 he was the chief financial officer of our company. Since October 26, 2006 Mr. Bunka has successfully completed both equity and debt financings for our company, completed the acquisition of additional oil & gas assets, disposed of other oil & gas assets, and restructured our company. He has refocused our company from one of natural gas exploration to that of development of existing oil reserves, and has engaged additional geophysical expertise in an attempt to better understand its exploration and development opportunities. Mr. Bunka has privately evaluated numerous oil and gas properties and investment opportunities for his private investments during the past 10 years.

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

Ms. Bal Bhullar - Chief Financial Officer and Director

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

Mr. David DeMartini - Director

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

Mr. Dustin Elford - Director

Mr. Elford has been in the oil & gas and mineral exploration businesses for 30 years. He has extensive experience in the development and financing of projects in many areas of North America, South America and Africa. Mr. Elford is currently President of AMI Resources Inc; President of Midasco Capital Corp; and a former President of Dejour Enterprises Ltd.

Mr. Nicholas Baxter - Director

Mr. Baxter has been in the oil & gas business for 30 years. Mr. Baxter received a Bachelor of Science (Honors) from the University of Liverpool in 1975. Mr. Baxter has worked on geophysical survey and exploration projects in the U.K., Europe, Africa and the Middle East. From 1981 to 1985, Mr. Baxter worked for Resource Technology plc, a geophysical equipment sales/services company that went public on the USM in London in 1983 and graduated to the London Stock Exchange in 1984. Mr. Baxter established his own company in 1985 as a co-founder of Addison & Baxter Limited, a private geophysical/geological sales and services company which was acquired by A&B Geoscience Corporation in 1992. Mr. Baxter was Chief Operating Officer and a director of A&B Geoscience Corporation from 1992 to 2002. Mr. Baxter worked as an independent upstream oil and gas consultant from 2002 to 2004. He joined Eurasia Energy Ltd in 2005, where he is currently President and Chief Executive Officer.

Mr. Tom Ihrke – Vice President, Business Development

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended October 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of October 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2011 and 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non- Equity Incentive Plan Compensa tion ($)	Nonqualifi ed Deferred Compensa tion Earnings ($)	All Other Compensa - tion ($)	Total ($)
Christopher Bunka(1) , President, Chief Executive Officer, &	2011 2010	96,000 97,200	Nil Nil	Nil Nil	51,360 71,308	Nil Nil	Nil Nil	Nil Nil	147,360 168,508
Bal Bhullar(2) , Chief Financial Officer	2011 2010	64,890 52,636	Nil Nil	Nil Nil	25,680 42,785	Nil Nil	Nil Nil	Nil Nil	90,570 95,421
Tom Ihrke(3) Sr. Vice President, Business Development	2011 2010	34,375 8,557	Nil Nil	Nil Nil	Nil 25,881	Nil Nil	Nil Nil	Nil Nil	34,375 34,438

(1)	Mr. Bunka was appointed president and chief executive officer on October 26, 2006, and was chief financial officer of our company from February 14, 2007 until May 12, 2009.

(2)	Ms. Bhullar was appointed Chief Financial Officer on May 12, 2009

(3)	Mr. Ihrke was appointed Senior Vice President, Business Development on August 5, 2010.

(4)

The fair value of the option award was estimated using the Black-Scholes pricing model with the following assumptions: expected volatility of 145.85%, risk–free interest rate of 2.46%, expected life of 5 years, and dividend yield of 0.0%.

Our company is currently paying our resident $8,000 per month as consulting fees and is paying our Chief Financial Officer CAD$5,500 per month in consulting fees.

Employment/Consulting Agreements

On May 12, 2009, we entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia and controlled by ourchief financial officer. A consulting fee of CAD$4,675 including applicable taxes is paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. On January 1, 2011, the compensation was increased to CAD$5,500 per month plus applicable taxes.

On August 5, 2010 we entered into a three-month Management agreement with Tom Ihrke, whereby Mr. Irkhe will act as the Senior Vice-President, Business Development of our company for consideration of $3,125 per month. Subsequent to our entering in the agreement, we signed a revised agreement for services to be provided on a continuing basis.

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Grants of Plan-Based Awards Table

We did not grant any awards to our named executive officers in the during our fiscal year ended October 31, 2011.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Christopher Bunka	500,000 200,000	- -	- -	$0.20 $0.35	2015/01/20 2016/07/11	- -	- -	- -	- -
Bal Bhullar	300,000 100,000	- -	- -	$0.20 $0.35	2015/01/20 2016/07/11	- -	- -	- -	- -
David DeMartini	100,000	- -	- -	$0.35	2016/07/11	- -	- -	- -	- -
Tom Ihrke	25,000 150,000	-	- -	$0.20 $0.20	2015/01/20 2015/08/16	- -	- -	- -	- -

Option Exercises

During our fiscal year ended October 31, 2011, 225,000 options were exercised by our named officers.

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

Compensation Committee Interlocks and Insider Participation

During 2011, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2011.

Compensation Committee Report

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 25, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Christopher Bunka Kelowna BC Canada	5,656,911 (1)	27.4%
Bal Bhullar Vancouver, BC	441,250 (2)	2.1%
David DeMartini, Texas, Houston	4,152,679(3)	20.1%
Tom Ihrke South Carolina	522,178(4)	3.0%
Dustin Elford Vancouver, BC	150,000(5)	1%
Nicholas Baxter Aberdeenshire, UK	150,000(6)	1%

Directors and Executive Officers as a Group (6 persons) (4)	10,773,018	52.2%

* Less than 1%.

(1) Includes 3,211,836 shares held in the name of C.A.B. Financial Services and 1,459,361 shares held directly by Chris Bunka. Includes 285,714 convertible debt warrants held in the name of C.A.B. Financial Services. Includes 700,000 options which are exercisable at $0.20 and $0.35 within 60 days of January 12, 2012.

(2) Includes 400,000 options which are exercisable at $0.20 and $0.35 within 60 days January 12, 2012.

(3) Includes 771,429 in convertible debt warrants and 100,000 options which are exercisable at $0.20 and $0.35 within 60 days of January 12, 2012.

(4) Includes 175,000 options which are exercisable at $0.20 within 60 days of January 12, 2012.

(5) Includes 150,000 options which are exercisable at $0.35 within 60 days of January 12, 2012.

(6) Includes 150,000 options which are exercisable at $0.35 within 60 days of January 12, 2012.

(7) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 25, 2012. As of January 25, 2011, there were 16,431,452 shares of our common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with five (5) directors, consisting of Christopher Bunka, Bal Bhullar, David DeMartini, Dustin Elford and Nicholas Baxter. We have determined that Dustin Elford and Nicholas Baxter are each an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2011 and for fiscal year ended October 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2011	October 31, 2010
Audit Fees	17,941	16,202
Audit Related Fees	14,492	8,952
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	32,433	27,154

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by MNP LLP and Chang Lee LLP for the fiscal years ended October 31, 2011 and October 31, 2010 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $14,492 audit related fees paid toMNP LLP and Chang Lee LLP for the fiscal year ended October 31, 2011 and $8,952 for the fiscal year ended October 31, 2010.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended October 31, 2011 and October 31, 2011, we did not use MNP LLP or Chang Lee LLP for non-audit professional services or preparation of corporate tax returns.

We do not use MNP LLP or Chang Lee LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage MNP LLP or Chang Lee LLP to provide compliance outsourcing services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Document Description
(3)	Articles of Incorporation and By-laws
3.1(1)	Articles of Incorporation (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
3.2(1)	Bylaws (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
3.3 (9)	Amendments to Articles of Incorporation (Incorporated by reference from our current report on Form 8-K filed on June 23, 2009)
3.4 (10)	Amended and restated Bylaws (Incorporated by reference from our current report on Form 8-K filed on December 22, 2009)

(10)	Material Contracts

10.2(1)	Griffin Model Form Operating Agreement (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
10.3(1)	Griffin Drilling Program Agreement (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
10.5(3)	Consulting Agreement with CAB Financial Services Ltd. (Incorporated by reference from our current report on Form 8-K filed)
10.6(4)	Agreement with Brink Resources (Incorporated by reference from our current report on Form 8-K filed on June 21, 2007)
10.7(4)	Agreement with 0743608 BC Ltd.
10.8(5)	Amended Agreement and Promissory Notes (Incorporated by reference from our current report on Form 8-K filed on October 22, 2010)
10.9(6)	Consulting Agreement with CAB Financial Services Ltd. (Incorporated by reference from our current report on Form 8-K filed on December 1, 2008)
10.10(7)	Agreement with Delta Oil & Gas, Inc. and The Stallion Group (Incorporated by reference from our current report on Form 8-K filed on April 7, 2009)
10.11(8)	Agreement with BKB Management Ltd. (Incorporated by reference from our current report on Form 8-K filed on May 19, 2009)
10.12(11)	Equity Compensation Plan 2007 (Incorporated by reference from our current report on Form S8 filed on May 7, 2007)
10.17(17)	Assignment Agreements and Loan Agreement (Incorporated by reference from our current report on Form 8-K filed on September 13, 2010)
10.18(18)	Consulting Agreement with Tom Ihrke (Incorporated by reference from our current report on Form 8-K filed on August 6, 2010)
10.19(19)	Equity Compensation Plan 2010 (Incorporated by reference from our current report on Form 8-K filed on January 21, 2010)
10.20(20)	Form of Convertible Debenture (Incorporated by reference from our current report on Form 8-K filed on November December 1, 2010)
10.21*	Consulting Agreement with Tom Ihrke
(14)	Code of Ethics
14.1(14)	Code of Business Conduct and Ethics (Incorporated by reference from Form SB-2 Registration Statement filed on September 20, 2007)
(31)	Rule 13a-14(a)/15d-14(a)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer

(99)	Exhibit No.
99.1(15)	Haas Reserve Reports (Incorporated by reference from our current report on Form 8-K filed on July 17, 2007)
99.2(16)	Veazey Reserve Report (Incorporated by reference from our current report on Form 8-K filed on October 31, 2007)

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: January 26, 2012

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 26, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: January 26, 2012

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 26, 2012

By: /s/ David DeMartini
David DeMartini
Director