Form 10-K/A
period 2011-10-31
LEXARIA CORP.
filed 2012-01-31
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
16,431,452 common shares as of January 26, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No.1 on Form 10-K/A (“Amendment No. 1”) to the Company’s Annual Report on Form 10−K for the year ended October 31, 2011, originally filed with the Securities and Exchange Commission on January 26, 2012 (“Form 10−K”), is to add the consent letter of MNP LLP Chartered Accountants in reference to Registration Statement No. 333-175385 on Form S-8 ; the exhibit index has been updated accordingly.

No other changes have been made to the Form 10−K. This Form 10−K/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10−K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Document Description
(3)	Articles of Incorporation and By-laws
3.1(1)	Articles of Incorporation (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
3.2(1)	Bylaws (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
3.3 (9)	Amendments to Articles of Incorporation (Incorporated by reference from our current report on Form 8-K filed on June 23, 2009)
3.4 (10)	Amended and restated Bylaws (Incorporated by reference from our current report on Form 8-K filed on December 22, 2009)

(10)	Material Contracts

10.2(1)	Griffin Model Form Operating Agreement (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
10.3(1)	Griffin Drilling Program Agreement (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
10.5(3)	Consulting Agreement with CAB Financial Services Ltd. (Incorporated by reference from our current report on Form 8-K filed)
10.6(4)	Agreement with Brink Resources (Incorporated by reference from our current report on Form 8-K filed on June 21, 2007)
10.7(4)	Agreement with 0743608 BC Ltd.
10.8(5)	Amended Agreement and Promissory Notes (Incorporated by reference from our current report on Form 8-K filed on October 22, 2010)
10.9(6)	Consulting Agreement with CAB Financial Services Ltd. (Incorporated by reference from our current report on Form 8-K filed on December 1, 2008)
10.10(7)	Agreement with Delta Oil & Gas, Inc. and The Stallion Group (Incorporated by reference from our current report on Form 8-K filed on April 7, 2009)
10.11(8)	Agreement with BKB Management Ltd. (Incorporated by reference from our current report on Form 8-K filed on May 19, 2009)
10.12(11)	Equity Compensation Plan 2007 (Incorporated by reference from our current report on Form S8 filed on May 7, 2007)
10.17(17)	Assignment Agreements and Loan Agreement (Incorporated by reference from our current report on Form 8-K filed on September 13, 2010)
10.18(18)	Consulting Agreement with Tom Ihrke (Incorporated by reference from our current report on Form 8-K filed on August 6, 2010)
10.19(19)	Equity Compensation Plan 2010 (Incorporated by reference from our current report on Form 8-K filed on January 21, 2010)
10.20(20)	Form of Convertible Debenture (Incorporated by reference from our current report on Form 8-K filed on November December 1, 2010)
10.21*	Consulting Agreement with Tom Ihrke
(14)	Code of Ethics
14.1(14)	Code of Business Conduct and Ethics (Incorporated by reference from Form SB-2 Registration Statement filed on September 20, 2007)
(23)	Consents of experts and Counsel
23.1	Consent of MNP LLP Chartered Accountants
(31)	Rule 13a-14(a)/15d-14(a)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer

(99)	Exhibit No.
99.1(15)	Haas Reserve Reports (Incorporated by reference from our current report on Form 8-K filed on July 17, 2007)
99.2(16)	Veazey Reserve Report (Incorporated by reference from our current report on Form 8-K filed on October 31, 2007)
101.INS	XBRL Instance Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)
101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: January 31, 2012

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 31, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: January 31, 2012

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 31, 2012

By: /s/ David DeMartini
David DeMartini
Director