Form 10-Q
period 2012-01-31
LEXARIA CORP.
filed 2012-03-13
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012 or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [_] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY P
ROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [_] YES [_] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,431,452 common shares issued and outstanding as of January 31, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended January 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

	January 31	October 31
	2012	2011
ASSETS
Current
Cash and cash equivalents	$140,482	$31,201
Accounts receivable	176,438	230,880
Prepaid expenses and deposit	5,898	2,147
Total Current Assets	322,818	264,228

Deferred charges	48,871	33,092
Oil and gas properties (Note 6)
Proved property	3,697,497	3,717,866
Prepayment for oil and gas exploration	139,891	304,890
Unproved properties	19,293	19,293
	3,856,681	4,042,049

TOTAL ASSETS	$4,228,370	$4,339,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current
Accounts payable and accrued liabilities	$122,072	$322,313
Loan payable (Note 7 and 8)	1,552,513	754,501
Due to a related party	1,769	1,769
Total Current Liabilities	1,676,354	1,078,583

Loan Payable (Note 7b)	-	599,438

TOTAL LIABILITIES	1,676,354	1,678,021

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 16,431,452 common shares at January 31, 2012 (16,431,452 common shares at October 31, 2011)	16,431	16,431
Additional paid-in capital	7,117,124	7,107,535
Deficit	(4,581,539)	(4,462,618)

Total Stockholders’ Equity	2,552,016	2,661,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,228,370	$4,339,369

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Three Months Ended January 31, 2012 to October 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	COMMON STOCK
			ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, October 31, 2010	12,926,348	12,926	6,065,118	(3,924,392)	2,153,653
Warrant conversion @$0.22	66,300	66	14,520	-	14,586
Issuance of common stock per Settlement Agreement at $0.23 per share	40,761	41	9,335	-	9,375
Warrants for Convertible Debt	-	-	20,562	-	20,562
Issuance of common stock per stock option exercise	106,250	106	21,144	-	21,250
Issuance of common stock per warrant exercise @ $0.20	2,173,043	2,173	432,436	-	434,609
Issuance of common stock per stock option exercise @ $0.20	118,750	119	23,631	-	23,750
Issuance of common stock per PP @ $0.35	200,000	200	69,800	-	70,000
Stock Options @$0.35	-	-	179,789	-	179,789
Issuance of common stock per Agreement at $0.30 per share	800,000	800	239,200	-	240,000
Issuance of common stock for oil & gas property @ $0.34	-	-	32,000	-	32,000
Comprehensive income (loss):
(Loss) for the year	-	-	-	(538,226)	(538,226)
Balance, October 31, 2011	16,431,452	16,431	7,107,535	(4,462,618)	2,661,348
Stock Options @ $0.30	-	-	9,589	-	9,589
Comprehensive income (loss):
(Loss) for the period	-	-	-	(118,921)	(118,921)
Balance, January 31, 2012	16,431,452	16,431	7,117,124	(4,581,539)	2,552,016

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For three months ended January 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

	THREE MONTHS ENDED
	January 31
	2012	2011
Revenue
Natural gas and oil revenue *	$249,383	$262,042
Cost of revenue
Natural gas and oil operating costs	79,635	83,790
Depletion	65,570	127,219
	145,205	211,009

Gross profit (loss)	104,178	51,033

Expenses
Accounting and audit	-	17,973
Insurance	2,147	2,338
Advertising and promotions	1,846	620
Bank charges and exchange loss	469	14,066
Stock Based Compensation	9,589	-
Consulting (note 9)	75,892	48,115
Depreciation	-	255
Fees and Dues	10,175	6,488
Interest expense from loan payable (note 6,7)	53,098	56,864
Investor relation	17,537	22,153
Legal and professional	40,392	4,311
Office and miscellaneous	1,127	1,421
Rent	3,754	3,427
Telephone	650	1,395
Training	-	268
Travel	6,423	1,516
	223,099	181,210
Net (loss) and comprehensive loss for the period	$(118,921)	$(130,177)
Basic and diluted (loss) per share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding
- Basic and diluted	16,431,452	12,979,921

* 2011 Revenue and cost of revenue for these months ended January 31, 2011 has been reclassified

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
For Three Months ended January 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended
	January 31
	2012	2011
Cash flows used in operating activities
Net (loss)	$(118,921)	$(130,177)

Adjustments to reconcile net loss to net cash used in operating activities:
Consulting -Debt Settlement	-	9,375
Consulting - Stock based compensation	9,589	-
Depreciation	-	255
Depletion	65,570	127,219
Foreign exchange gain / loss	(1,426)	-

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	54,442	(100,984)
(Increase)/ Decrease in prepaid expenses and deposit	145,469	(6,449)
Increase in accounts payable	(200,241)	29,644
Net cash used in operating activities	(45,518)	(71,117)

Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(45,201)	(241,876)
Net cash from (used in) investing activities	(45,201)	(241,876)

Cash flows from financing activities
Payments of loan payable	-	(104,986)
Proceeds from private placement and convertible debt	200,000	620,000
Proceeds from Stock Options and warrant	-	14,586
Net cash from financing Activities	200,000	529,600

Increase in cash and cash equivalents	109,281	216,607
Cash and cash equivalents, beginning of period	31,201	62,989
Cash and cash equivalents, end of period	$140,482	$279,596

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim financial statements for the quarter ended January 31, 2012 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2011 audited annual financial statements and notes thereto.

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

c) New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on November 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

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

On July 15, 2011, the Company accepted and received gross proceeds of $23,750 for the exercise of 118,750 stock options at an exercise price of $0.20 per stock option into 118,750 common shares of the Company. 100,000 stock options were exercised by a Director/Officer of the Company.

On August 12, 2011, the Company issued 800,000 common shares of the Company at the price of $0.34 for the acquisition of acquiring an additional 10% working interest in Belmont Lake.

As at January 31, 2012, Lexaria Corp. has 16,431,452 shares issued and outstanding and 3,042,751 warrants issued and outstanding.

A summary of warrants as at January 31, 2012 is as follows:

Number	Exercise	Expiry
Outstanding [1]	Price	Date

499,893	$0.20	May 31, 2012
1,771,429	$0.40	November 30, 2012
200,000	$0.50	July 13, 2013
571,429	$0.40	December 1, 2012
3,042,751	$0.37

1. Each warrant entitles a holder to purchase one common share.

6.	Oil and Gas Properties

(a)	Proved properties

Properties	October 31,	Addition	Depletion	January 31,
	2011			2012
U.S.A. – Proved property	$3,717,866	$45,201	$(65,570)	$3,697,497

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

1.	$200,000 on the August 12, 2011 (the "Initial Payment") (paid), and

2.

$200,000 on or before November 12, 2011; or interim payments, as agreed, in the amount of $10,000 per month for up to 3 months following November 12, 2011 with the remaining balance of $200,000 then due and payable (the "Final Payment"), and, should Lexaria not make the final payment on February 12, 2011 a penalty of $500 per day (the “Penalty Payments”) beginning one day after February 12, 2011 and accruing until the balance of the $200,000 Final Payment is made to the Vendor. Both the Vendor and the Purchaser agreed that, should any Penalty Payments be due, such Penalty Payments are not deductible from the balance of the $200,000 Final Payment. As at January 31, 2012, the Company has paid $230,000, including the Final Payment.

3.	800,000 shares of restricted common stock issued from Lexaria treasury were issued on August 12, 2011.

As of January 31, 2012, additional expenditures of $45,201 were incurred for workovers and there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, and PP F29.

As of January 31, 2012, the Company’s working interest and production in PPF-12-4 and PPF-12-5 well located at Belmont Lake, Mississippi, with carrying values of $1M, are used as security for the convertible debentures issued on November 30, 2010, December 16, 2010 and December 1, 2011 (see note 7 (b) and note 12 (a), with aggregate amount of $820,000.

(2) Mississippi and Louisiana, Frio-Wilcox Project

In December 2006, the first well CMR-US 39-14 was found to have sufficient hydrocarbons to become economic. USA 1-37 and BR F-33 had started intermittent production from November 2007. The Company applied the full cost method to account for its oil and gas properties.

As at January 31, 2007, the Company abandoned Dixon #1 due to no economic hydrocarbons being present and $162,420 of drilling costs was added to the capitalized costs. The Dixon #1 was the only Wilcox well the Company has drilled to date. With the exception of a participation interest in an unsuccessful Tuscaloosa well in 2011, every other well it has participated in located in Mississippi and Louisiana is a Frio well.

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

During December 2007, two additional wells, PP F-6A and PP F-83, were drilled and were plugged and abandoned due to non-economic gas shows.

(b) Unproved Properties

Properties	January 31,	October 31,
	2012	2011
U.S.A.-Unproved properties	$19,293	19,293

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

On December 16, 2010, the Company entered into an assignment agreement with Emerald Atlantic LLC, solely owned by a Director of the Company (the Assignee”), whereby the Assignee has paid a fee of $30,076 to earn 18% of a 4.423% share of the Company’s net revenue interest after field operating expenses for a Tuscaloosa well to be drilled in Wilkinson County.

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

b)

On November 30, 2010, we closed the first tranche of a private placement offering of convertible debentures in the aggregate amount of $450,000. The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1M as of January 31, 2012. One director of the Company and Emerald Atlantic LLC, solely owned by the director, subscribed the convertible debentures with amount of $50,000.

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

On December 1, 2011, the Company closed a private placement offering of convertible debentures in the aggregate amount of $200,000. The convertible debentures mature on December 1, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common share and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1M as of January 31, 2012. Two directors of the Company, David DeMartini and CAB Financial Services Ltd, solely owned by the director, subscribed to the convertible debentures with the amount of $200,000.

The aggregate principal value of the above convertible debentures was $200,000 and was allocated to the individual components on a relative fair value basis. Because the effective conversion price of the convertible debentures was above the current trading price of the Company’s common shares at the date of issuance, beneficial conversion feature is $Nil, therefore, the amount of $200,000 was recorded under loan payable.

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

On October 21, 2010, the Company settled a portion of the debt, namely $1,625 with the President’s wholly- owned company by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

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

During the year ended October 31, 2011, the Company has paid down the debt by CAD$185,000 and the carrying amount of the secured loan is $656,901 as of January 31, 2012.

9.	Related Party Transactions

(a)

For the quarter ended January 31, 2012, the Company paid / accrued $26,880 to CAB (2011: $26,880), Tom Ihrke, the VP of business development, $7,812 (2010: $9,519), and BKB Management Ltd. (“BKB”) CAD$18,840 (2011: CAD$16,240) for management, consulting and accounting services. CAB is owned by the president of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB. (See Note 8a). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the quarter ended, January 31, 2012, the Company paid interest expenses of CAD $6,819 (2010: CAD$11,319).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka. (See Note 8a). On October 21, 2010, the Company settled a portion of the debt, namely $2,166.65 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the quarter ended, January 31, 2012, the Company paid interest expenses of CAD $17,903 (2011: CAD$17,901).

(d)	See Note 5, 6, 7 and 8.

(e)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7a). For the quarter ended January 31, 2012, the Company paid interest expenses of $3,375 (2011: $5,625).

(g)	Included in accounts payable, $48,204 (January 31, 2011: $95,201) was payable to companies controlled by the president, key management personnel and directors of the Company.

(h)

For the quarter ended January 31, 2012, the Company has paid/accrued $26,115.45 (2010: $44,267) to 0743608 BC Ltd., $10,977 (2010:$18,608) to Emerald Atlantic LLC, and $3,094 to Tom Ihrke (2010: $5,245) for their respective Non-consent Interests in Belmont Lake. 0743608 BC Ltd. is owned by the president of the Company and Emerald Atlantic LLC is owned by a Director of the Company.

10.	Stock Options

On November 15, 2011, the Company granted 40,000 stock options to consultants of the Company with an exercise price of $0.30 per share, vested immediately and expiring on November 15, 2016.

For the quarter ended January 31, 2012, the Company recorded a total of $9,589 (2011: $Nil) for stock based compensation expenses. This is related to a non-exclusive agreement that the Company entered into with a third party IR services company, Trident Financial Corp., to assist the Company with the development and implementation of a public and investor relations and communications program, and provide ongoing assistance to the Company regarding the development and enhancement of the Company’s public and market image.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Quarter ended January 31, 2012
Expected volatility	129.14%
Risk-free interest rate	2.75%
Expected life	5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the quarter ended January 31, 2012 is as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
Period ended January 31, 2012	Price	Value
Exercise price is greater than market price at grant date:	$0.30	$0.24

A summary of the stock options for the quarter ended January 31, 2012 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2011	1,700,000	$0.26
Granted	40,000	0.30
Balance, January 31, 2012	1,740,000	$0.26

The Company has the following options outstanding and exercisable:

January 31, 2012		Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
$0.20	150,000	2.97 years	$0.20	150,000	$0.20
$0.20	850,000	3.54years	$0.20	850,000	$0.20
$0.35	700,000	4.45 years	$0.35	700,000	$0.35
$0.30	40,000	4.79 years	$0.30	40,000	$0.30
Total	1,740,000	3.66 years	$0.26	1,740,000	$0.26

11.	Commitments, Significant Contracts and Contingencies

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

On August 5, 2010 we entered into a three-month Management agreement with Tom Ihrke, whereby Mr. Ihrke will act as the Senior Vice-President, Business Development for the Company for consideration of $3,125 per month. On December 2, 2010, the Company entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the Senior Vice-President Business Development for the Company. On October 3, 2011 Mr. Ihrke and the Company amended the agreement whereby his title changed to Manager, Business Development. The Company will pay a monthly consulting fee of $3,125. Effective January 15, 2012, the consulting agreement has been decreased to $10 a month.

As of October 31, 2011, there is one pending lawsuit against the Company. While the ultimate outcome of this matter is not presently determinable, it is the opinion of our management that the resolution of this outstanding claim will not have a material adverse effect on our financial position or results of operations. As of January 31, 2012, the Company has not recorded any loss in terms of this lawsuit.

See also Note 6, 7, and 8.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CAD$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Company" mean Company and/or our subsidiaries, unless otherwise indicated.

Overview

We were incorporated in the State of Nevada on December 9, 2004. We are an exploration and development oil and gas company currently engaged in the exploration for and development of petroleum and natural gas in North America. We maintain our registered agent’s office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (755) 322-0626.

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

We have acquired working interests in various oil and gas properties in Mississippi USA. All of our current oil and gas assets are located in Wilkinson and Amite counties, Mississippi, where we have between 42% gross working interest and 60% gross working interests in producing oil and/or gas wells and in exploration wells yet to be drilled. Our Belmont Lake oil field discovered in December 2006 is located within the Palmetto Point area of Wilkinson county, Mississippi. We previously had an interest in oil and gas wells located in Oklahoma but those assets were sold in August 2008. We previously had a nominal interest in a non-commercial well located in Strachan Alberta, but during this quarter, that lease expired and has now been written down.

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

During the three month period ended January 31, 2012, we experienced the following significant corporate developments:

1.

Lexaria entered into an Asset Purchase Agreement dated August 12, 2011, with Brinx Resources Ltd. to acquire 100% of its 10% gross working interest in the oil and gas interests located in Mississippi, USA. By acquiring the additional 10% working interest in Belmont Lake oil and gas field, Lexaria will then have 42% working interest in Belmont Lake and retains its existing 60% working interest in the exploration wells on approximately 130,000 acres surrounding Belmont Lake in all directions. Lexaria has agreed to pay a total of US $400,000 and issue 800,000 common shares of the Company at $0.30 per share. A total of $430,000 in cash was paid as at January 31, 2012.

2.

On December 1, 2011, the Company closed a private placement offering of convertible debentures in the aggregate amount of $200,000. The convertible debentures mature on December 1, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common share and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1M as of January 31, 2012. Two directors of the Company, David DeMartini and CAB Financial Services Ltd, solely owned by a director, subscribed to the convertible debentures with the amount of $200,000.

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

As of January 31, 2012, there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F-29 in the amount of $45,200.

As of January 31, 2012, the status of the Palmetto Point, Mississippi wells is as follows:

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

On December 16, 2010, the Company entered into an assignment agreement with Emerald Atlantic LLC, solely owned by a Director of the Company (the Assignee”), whereby the Assignee has paid a fee of US$30,075.95 to earn 18% of a 4.423% share of the Company’s net revenue interest after field operating expenses for a Tuscaloosa well to be drilled in Wilkinson County.

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

As at January 31, 2007, the Company abandoned Dixon #1 due to no economic hydrocarbons being present and $162,420 of drilling costs was added to the capitalized costs. The Dixon #1 was the only Wilcox well the Company has drilled to date. Every other well it has participated in at that time located in Mississippi and Louisiana is a Frio well. Slightly deeper than the Frio targets, but also of the Cenozoic era, the Wilcox geologic formation is of the Eocene series, generally found at depths of less than 8,000 feet.

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

The results of the initial drill program are as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
CMR-USA-39- 14 RB F-3	Sept. 8/06	Sept. 12/06	Frio Gas 14 ft.	3,200	Shut-in
Dixon #1	Jan. 03/07	Jan. 20/07	Wilcox Target; Dry	8,650	Plug & abandon
Faust #1,	Feb. 05/07	Feb. 11/07	Frio Gas 9 ft	5,350	Shut-in
TEC F-1
CMR/BR F-24	Feb. 20/07	Feb. 24/07	Frio Gas	3,250	Shut-in (Well assigned to another operator)
RB F-1 Red Bug #2	May 08/07	May 13/07	Frio Gas 10 ft	3,180	Shut-in
BR F-33	May 20/07	May 24/07	Frio Gas 12 ft	3,837	Shut-in
Randall #1 Closure F-4	May 27/07	June 03/07	Frio Target: Dry	5,100	Plug & abandon

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

On September 9, 2009, the Company appointed Mr. David DeMartini to the Board of Directors.

On August 6, 2010 the Company entered into a three month consulting agreement with Tom Ihrke to act as the Company’s Senior Vice President, Business Development for consideration of US$3,125 per month and 150,000 stock options granted at $0.20. On December 2, 2010, the Company entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the Senior Vice-President Business Development for the Company. The Company paid a monthly consulting fee of $3,125. Effective January 15, 2012, the consulting agreement has been decreased to $10 a month.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of January 31, 2012, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. At January 31, 2012, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, -Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Results of Operations – Three Months Ended January 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2012, which are included herein.

Our operating results for the three months ended January 31, 2012, for the three months ended January 31, 2011 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month Period
	Three Months Ended	Three Months Ended	Ended
	January 31,	January 31,	January 31, 2012
	2012	2011	and January 31, 2011
Revenue	$249,383	$262,042	$(12,659)
General and administrative	223,099	181,210	41,889
Interest expense	53,098	56,864	(3,766)
Consulting fees	75,892	48,115	27,777
Oil and gas operating expenses	79,635	83,790	(4,155)
Professional Fees (legal and audit fees)	40,392	22,284	18,108
Net loss	(118,921)	(130,177)	(11,256)

Our accumulated losses increased to $4,581,539 as of January 31, 2012. Our financial statements report a net loss of $118,921 for the three month period ended January 31, 2012 compared to a net loss of $130,177 for the three month period ended January 31, 2011. Our revenues have decreased slightly as a result of a decrease in production and the cost of revenue was $145,205 for the three month period ended January 31, 2012, compared to $211,009 for the three month period ended January 31, 2011. As a result our losses have decreased slightly over the same period last year. The Company had oil and gas operating expenses of $79,635 in the three months ending January 31, 2012 compared to $83,790 for the three months ended January 31, 2011. The decrease in costs is due to the decrease in production of oil.

Our total liabilities as of January 31, 2012 were $1,676,354 as compared to total liabilities of $1,678,021 as of October 31, 2011.

Liquidity and Financial Condition

Working Capital

	January	October
	31,	31,
	2012	2011
Current assets	$322,818	$264,228
Current liabilities	1,676,354	1,078,583
Working capital (Deficit)	$(1,353,536)	$(814,355)

Cash Flows

	Three Months Ended
	January	January
	31, 2012	31, 2011
Cash flows (used in) operating activities	$(45,518)	$(71,117)
Cash flows (used in) investing activities	(45,201)	(241,876)
Cash flows provided by (used in) financing activities	200,000	529,600
Increase (decrease) in cash and cash equivalents	109,281	216,607

Operating Activities

Net cash used in operating activities was $45,518 for the three months ended January 31, 2012 compared with net cash used in operating activities of $71,117 in the same period in 2011.

Investing Activities

Net cash provided in investing activities was $45,201 in the three months ended January 31, 2012 compared to net cash used in investing activities was $241,876 in the same period in 2011. The use of cash in investing activities in 2011 is mainly attributable to the new oil wells at Belmont Lake, being PPF-12-4 and PPF-12-5.

Financing Activities

Net cash provided in financing activities was $200,000 in the three months ended January 31, 2012 compared to net cash provided by financing activities of $529,600 in the same period in 2011. This is attributable to the convertible debt financing completed on December 16, 2010, proceeds from exercising of warrants and options, and from a private placement in the 3rd quarter.

Oil and gas sales volume comparisons for the three months ended January 31, 2012 compared to the three months ended January 31, 2011

For the three month period ended January 31, 2012, the Company had $249,383 in revenues compared to $262,042 in revenues for the same three month period in the prior year. The slight decrease in revenues is a result from the decrease in oil production volumes.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On October 20, 2011 Lexaria Corp., (the “Company”) was served with an amended complaint filed on behalf of John M. Deakle in the Circuit Court of Hinds County, Mississippi. The complaint includes the Company as one of the defendants and alleges breach of contract as well as mismanagement of the drilling activity and improper billing by Griffin and Griffin, the operator on the Company’s Belmont Lake oil and gas properties. Deakle specifically alleges that the Company pressured Griffin and Griffin to undertake the drilling of unnecessary wells for their own benefit. The complaint requests injunctions to enjoin the operator from drilling additional wells on the Belmont Lake property, declaratory judgments stating, apart from other things, that Deakle’s rights under the joint operating agreement were breached, and punitive damages.

The Company believes that this is a frivolous suit, devoid of any merit as it relates to the Company’s activities, and will defend its position aggressively. Additionally, the Company is considering filing a countersuit against Deakle for damages caused by Deakle’s refusal to comply with the terms of the joint operating agreement, the unwarranted interruption of drilling activity on the property as a result of Deakle’s action, as well as costs associated with defending the lawsuit.

We know of no other material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any other material proceeding or pending litigation. There are no other proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $118,921 for the three month period ending January 31, 2012, and cumulative losses of $4,581,539 to January 31, 2012. As of January 31, 2012 we had deficit in working capital of $1,353,536 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to January 31, 2012, we have incurred aggregate losses of approximately $4,581,539. Our loss from operations for the three month period ended January 31, 2012 was $118,921. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Trading of our stock may be restricted by the SEC’s "Penny Stock" regulations, which may limit a stockholder’s ability to buy and sell our stock.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

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

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Other than our operations offices in Vancouver and Kelowna, British Columbia, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

*Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form SB-2 dated January 10, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By: /s/ " Chris Bunka "
      Chris Bunka,
      President, Chief Executive Officer, Chairman and Director
      (Principal Executive Officer)
      10/03/2012

By: /s/ "Bal Bhullar"
      Bal Bhullar
      Chief Financial Officer and Director
      10/03/2012