Form 10-K/A
period 2011-10-31
LEXARIA CORP.
filed 2012-03-15
CIK 1348362

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

We had cash in the amount of $31,201 and working capital deficiency of $814,355 as of our year ended October 31, 2011. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

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

Liquidity and Financial Condition

Working Capital	At	At
	October 31,	October 31,
	2011	2010
Current assets	$264,228	$140,206
Current liabilities	1,078,583	1,049,647

Working capital (deficiency)	$(814,355)	$(909,441)

Cash Flows	Year Ended
	October 31,	October 31
	2011	2010
Cash flows from (used in) operating activities	$(195,103)	(330,336)
Cash flows (used in) investing activities	(697,690)	(285,242)
Cash flows from (used in) financing activities	861,005	348,400
Net increase (decrease) in cash during year	$(31,788)	(267,178)

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

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has a net loss of $538,226 for the year ended October 31, 2011 [2010 – net loss of $552,462] and at October 31, 2011 had a deficit accumulated during the exploration stage of $4,462,618 [2010 – $3,924,392]. Our company has working capital deficiency of $814,355 as at October 31, 2011 [2010 - $909,441]. Our company requires additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that we will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Date: March 14, 2012

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: March 14, 2012

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2012

By: /s/ David DeMartini
David DeMartini
Director