Form 10-Q
period 2012-04-30
LEXARIA CORP.
filed 2012-06-07
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

[  ] YES        [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,431,452 common shares issued and outstanding as of April 30, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended April 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	April 30	October 31
	2012	2011
ASSETS

Current
Cash and cash equivalents	$120,561	$31,201
Accounts receivable	139,517	230,880
Prepaid expenses and deposit	4,424	2,147

Total Current Assets	264,502	264,228

Deferred charges (Note 13)	48,871	33,092
Oil and gas properties (Note 6)
Proved property	3,658,563	3,717,866
Prepayment for oil and gas exploration	139,891	304,890
Unproved properties	19,293	19,293
	3,817,747	4,042,049
TOTAL ASSETS	$4,131,120	$4,339,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$197,051	$322,313
Loan payable (Note 7 and 8)	1,612,403	754,501
Due to a related party	1,769	1,769
Total Current Liabilities	1,811,223	1,078,583

Loan Payable (Note 7b)	-	599,438

TOTAL LIABILITIES	1,811,223	1,678,021

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 16,431,452 common shares at April 30, 2012 (16,431,452 common shares at October 31, 2011)	16,431	16,431
Additional paid-in capital	7,117,124	7,107,535
Deficit	(4,813,658)	(4,462,618)
Total Stockholders’ Equity	2,319,897	2,661,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,131,120	4,339,369

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Six Months Ended April 30, 2012
(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, October 31, 2010	12,926,348	12,926	6,065,118	(3,924,392)	2,153,653
Warrant conversion @$0.22	66,300	66	14,520		14,586
Issuance of common stock per Settlement Agreement at $0.23 per share	40,761	41	9,335		9,375
Warrants for Convertible Debt			20,562		20,562
Issuance of common stock per stock option exercise	106,250	106	21,144		21,250
Issuance of common stock per warrant exercise @ $0.20	2,173,043	2,173	432,436		434,609
Issuance of common stock per stock option exercise @ $0.20	118,750	119	23,631		23,750
Issuance of common stock per PP @ $0.35	200,000	200	69,800		70,000
Stock Options @$0.35			179,789		179,789
Issuance of common stock per Agreement at $0.30 per share	800,000	800	239,200		240,000
Issuance of common stock for oil & gas property @ $0.34			32,000		32,000
Comprehensive income (loss):
(Loss) for the period				(538,226)	(538,226)
Balance, October 31, 2011	16,431,452	16,431	7,107,535	(4,462,618)	2,661,348
Stock Options @ $0.30			9,589		9,589
Comprehensive income (loss):				(351,040)	(351,040)
(Loss) for the period
Balance, April 30, 2012	16,431,452	16,431	7,117,124	(4,813,658)	2,319,897

The accompanying notes are an integral part of these financial statements

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For Six Months ended April 30, 2012 (Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 30		April 30
	2012	2011	2012	2011
Revenue
Natural gas and oil revenue *	144,860	287,596	394,243	549,273
Cost of revenue
Natural gas and oil operating costs	104,211	129,940	183,846	213,364
Depletion	38,934	81,845	104,504	209,064
	143,145	211,785	288,350	422,428

Gross profit (loss)	1,715	75,811	105,893	126,845

Expenses
Accounting and audit	28,342	5,096	28,342	23,069
Insurance	1,474	2,137	3,621	4,475
Advertising and promotions	770	20,335	2,616	20,955
Bank charges and exchange loss	11,868	49,351	12,337	63,417
Stock Based Compensation	-	-	9,589	-
Consulting (note 9)	50,707	66,613	126,599	114,728
Depreciation	-	170	-	425
Fees and Dues	17,787	4,524	27,962	11,012
Interest expense from loan payable (note 7,8)	59,897	57,843	112,995	114,707
Investor relation	12,079	7,000	29,616	29,153
Legal and professional	35,419	3,578	75,811	7,889
Office and miscellaneous	524	592	1,651	2,015
Rent	3,921	3,545	7,675	6,972
Telephone	624	531	1,274	1,926
Taxes	-	5,385	-	5,385
Training	-	-	-	268
Travel	10,422	4,878	16,845	6,394
	233,834	231,578	456,933	412,790

Net (loss) and comprehensive (loss) for the period	(232,119)	(155,767)	(351,040)	(285,945)
Basic and diluted (loss) per share	(0.01)	(0.01)	(0.02)	(0.02)
Weighted average number of common shares outstanding
- Basic and diluted	16,431,452	13,087,131	16,431,452	13,032,412

* 2011 Revenue has been reclassified The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
For Six Months ended April 30, 2012 (Expressed in U.S. Dollars)

	Six Months Ended
	April 30
	2012	2011
Cash flows used in operating activities
Net (loss)	$(351,040)	$(285,945)

Adjustments to reconcile net loss to net cash used in operating activities:
Consulting -Debt Settlement	-	9,375
Consulting - Stock based compensation	9,589	-
Depreciation	-	425
Depletion	104,504	209,064
Foreign exchange gain / loss	11,276	47,143
Accredited interest on loan payable	-	1,506

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	91,363	(95,593)
(Increase)/ Decrease in prepaid expenses and deposit	144,131	(4,073)
Increase in accounts payable	(125,262)	(36,821)
Net cash (used in) operating activities	(115,439)	(154,919)

Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(45,201)	(281,164)
Net cash (used in) investing activities	(45,201)	(281,164)

Cash flows from financing activities
Proceeds from loan payable	50,000	464,094
Proceeds from private placement and convertible debt	200,000	-
Proceeds from Stock Options and warrant	-	35,836
Net cash from financing Activities	250,000	499,930

Increase (Decrease) in cash and cash equivalents	89,360	63,847
Cash and cash equivalents, beginning of period	31,201	62,989
Cash and cash equivalents, end of period	$120,561	$126,836

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2012
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim financial statements for the six months ended April 30, 2012 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2011 audited annual financial statements and notes thereto.

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

As at April 30, 2012, Lexaria Corp. has 16,431,452 shares issued and outstanding and 3,042,751 warrants issued and outstanding.

A summary of warrants as at April 30, 2012 is as follows:

Number	Exercise	Expiry
Outstanding [1]	Price	Date

499,893	$0.20	May 31, 2012 [2]
1,771,429	$0.40	November 30, 2012
200,000	$0.50	July 13, 2013
571,429	$0.40	December 1, 2012
3,042,751	$0.37

1.	Each warrant entitles a holder to purchase one common share.

2.	The warrants expired in the subsequent period.

6.	Oil and Gas Properties (a) Proved properties

Properties	October 31,	Addition	Depletion	April 30,
	2011			2012
U.S.A. – Proved property	$3,717,866	$45,201	$(104,504)	$3,658,563

(1)	Palmetto Point Project

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

1.	$200,000 on the August 12, 2011 (the "Initial Payment") (paid), and

2.

$200,000 on or before November 12, 2011; or interim payments, as agreed, in the amount of $10,000 per month for up to 3 months following November 12, 2011 with the remaining balance of $200,000 then due and payable (the "Final Payment"), and, should Lexaria not make the final payment on February 12, 2011 a penalty of $500 per day (the “Penalty Payments”) beginning one day after February 12, 2011 and accruing until the balance of the $200,000 Final Payment is made to the Vendor. Both the Vendor and the Purchaser agreed that, should any Penalty Payments be due, such Penalty Payments are not deductible from the balance of the $200,000 Final Payment. As at April 30, 2012, the Company has paid $230,000, including the Final Payment.

3.	800,000 shares of restricted common stock issued from Lexaria treasury were issued on August 12, 2011.

As of April 30, 2012, additional expenditures of $45,201 were incurred for workovers and there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, and PP F29.

As of April 30, 2012, the Company’s working interest and production in PPF-12-4 and PPF-12-5 well located at Belmont Lake, Mississippi, with carrying values of $1M, are used as security for the convertible debentures issued on November 30, 2010, December 16, 2010 and December 1, 2011 (see note 7 (b) and note 12 (a), with aggregate amount of $820,000.

(b) Unproved Properties

Properties	April 30,	October 31,
	2012	2011
U.S.A.-Unproved properties	$19,293	19,293

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

a)

On April 1, 2010, the Company entered into a purchase agreement with CAB Financial Services Ltd., a company controlled by Christopher Bunka, our President, Chief Executive Officer and Director, (“Purchaser”) for a non-secured promissory note in the amount of $75,000 (the “Promissory Note”). The Purchaser agreed to purchase a non-secured 18% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the Purchase Agreement. The Promissory Note is due and payable on April 1, 2012. The Promissory Note may be prepaid in whole or in part at any time prior to April 1, 2012 by payment of 108% of the outstanding principal amount including accrued and unpaid interest. Upon the mature of the Promissory Note, it has been renewed to a month to month basis.

As long as the Promissory Note is outstanding, the Purchaser may voluntarily convert the Promissory Note including accrued and unpaid interest to common shares of our company at the conversion price of $0.30 per common share.

The Company did not incur beneficiary conversion charges as the conversion price is greater than the fair value of the Company’s equity at the time of issuance.

b)

On November 30, 2010, we closed the first tranche of a private placement offering of convertible debentures in the aggregate amount of $450,000. The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1M as of April 30, 2012. One director of the Company and Emerald Atlantic LLC, solely owned by the director, subscribed the convertible debentures with amount of $50,000.

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

On December 1, 2011, the Company closed a private placement offering of convertible debentures in the aggregate amount of $200,000. The convertible debentures mature on December 1, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common share and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1M as of April 30, 2012. Two directors of the Company, David DeMartini and CAB Financial Services Ltd, solely owned by the director, subscribed to the convertible debentures with the amount of $200,000.

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

c)

On March 30, 2012, the Company entered into a purchase agreement with Christopher Bunka, our President, Chief Executive Officer and Director, (“Purchaser”) for a non-secured promissory note in the amount of $50,000 (the “Promissory Note”). The Purchaser agreed to purchase a non-secured 12% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the agreement. The Promissory Note has a month to month term.

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

On October 21, 2010, the Company settled a portion of the debt, namely $2,1675 with the President by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

On October 21, 2010, the Company entered into an amendment with loan holders to extend the loan to be on a month-to-month basis with the same terms and conditions as pursuant to the amendment.

During the year ended October 31, 2011, the Company has paid down the debt by CAD$185,000 and the carrying amount of the secured loan is $673,998 as of April 30, 2012.

				Interest
	Effective Int. Date	Due Date	Amount	%	Interest
Third Party	December 1, 2010	December 1, 2012	50,000	@ 12%	6,000/annum
Third Party	December 1, 2010	December 1, 2012	250,000	@ 12%	30,000/annum
David DeDemartini	December 2, 2010	December 1, 2012	50,000	@ 12%	6,000/annum
Emerald Atlantic	December 16, 2010	December 1, 2012	120,000	@ 12%	14,400/annum
Third Party	December 1, 2010	December 1, 2012	100,000	@ 12%	12,000/annum
Third Party	December 13, 2010	December 1, 2012	50,000	@ 12%	6,000/annum
CAB Financial		Month to month	75,000	@ 18%	1,125/month
CAB Financial		Month to month	151,525	@ 18%	2,273/month
Third Party		Month to month	110,000	@ 18%	1,650 /month
Chris Bunka		Month to month	395,988	@ 18%	5,940/month
CAB Financial	December 1, 2011	December 1, 2012	100,000	@ 12%	12,000/annum
David DeDemartini	December 1, 2011	December 1, 2012	100,000	@ 12%	12,000/annum
Chris Bunka	March 30, 2012	Month to month	50,000	@ 12%	6,000/month

Total Outstanding			1,602,513

9.	Related Party Transactions

(a)

For the six months ended April 30, 2012, the Company paid / accrued $48,000 to CAB (2011: $48,000), Tom Ihrke, the VP of business development, $7,848 (2011: $18,894), and BKB Management Ltd. (“BKB”) CAD$33,000 (2011: CAD$31,000) for management, consulting and accounting services. CAB is owned by the president of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB. (See Note 8). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the six months ended, April 30, 2012, the Company paid interest expenses of CAD $13,637 (2011: CAD$32,824).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka. (See Note 8). On October 21, 2010, the Company settled a portion of the debt, namely $2,166.65 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the six months ended April 30, 2012, the Company paid interest expenses of CAD $35,805 (2011: CAD$36,750).

(d)	See Note 5, 6, 7 and 8.

(e)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7a). For the six months ended April 30, 2012, the Company paid interest expenses of $6,750 (2011: $6,750).

(f)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the quarter ended April 30, 2012, the Company incurred interest expenses of $500 (2011: $nil).

(g)	Included in accounts payable, $82,588 (October 31, 2011: $94,696) was payable to companies controlled by the president, key management personnel and directors of the Company.

(h)

For the six months ended April 30, 2012, the Company has paid/accrued $23,764 (2011: $63,147) to 0743608 BC Ltd., $9,989 (2011:$26,544) to Emerald Atlantic LLC, and $2,816 to Tom Ihrke (2011: $5,614) for their respective Non-consent Interests in Belmont Lake. 0743608 BC Ltd. is owned by the president of the Company and Emerald Atlantic LLC is owned by a Director of the Company.

10.	Stock Options

On November 15, 2011, the Company granted 40,000 stock options to consultants of the Company with an exercise price of $0.30 per share, vested immediately and expiring on November 15, 2016.

For the six months ended April 30, 2012, the Company recorded a total of $9,589 (2011: $Nil) for stock based compensation expenses. This is related to a non-exclusive agreement that the Company entered into with a third party IR services company, Trident Financial Corp., to assist the Company with the development and implementation of a public and investor relations and communications program, and provide ongoing assistance to the Company regarding the development and enhancement of the Company’s public and market image.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Six months ended April 30, 2012
Expected volatility	129.14%
Risk-free interest rate	2.75%
Expected life	5 years
Dividend yield	0.0%

A summary of weighted average fair value of stock options granted during the six months ended April 30, 2012 is as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
Period ended April 30, 2012	Price	Value
Exercise price is greater than market price at grant date:	$0.30	$0.24

A summary of the stock options for the six months ended April 30, 2012 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2011	1,700,000	$0.26
Granted	40,000	0.30
Balance, April 30, 2012	1,740,000	$0.26

The Company has the following options outstanding and exercisable:

April 30, 2012		Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
$0.20	150,000	2.72 years	$0.20	150,000	$0.20
$0.20	850,000	3.29 years	$0.20	850,000	$0.20
$0.35	700,000	4.20years	$0.35	700,000	$0.35
$0.30	40,000	4.24years	$0.30	40,000	$0.30

Total	1,740,000	3.41 years	$0.26	1,740,000	$0.26

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

Prior to April 30, 2012, there was one pending lawsuit against the Company. As of April 30, 2012, the lawsuit was settled with no material effect on the Company. As of April 30, 2012, the Company has not recorded any loss in terms of this lawsuit.

See also Note 6, 7, and 8.

12.	Segmented Information

The Company’s business is considered as operating in one segment (Oil and gas in the United States) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

13.	Subsequent Events

See Note 5.

The Company is currently in the process of arranging to offer its securities in both Canada and the United States. The Company has paid broker for the finance service of $48,871 as of April 30, 2012 (October 31, 2011: $33,092), which has been recorded as deferred charges until the offering is complete.

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

During the six month period ended April 30, 2012, we experienced the following significant corporate developments:

1.

Lexaria entered into an Asset Purchase Agreement dated August 12, 2011, with Brinx Resources Ltd. to acquire 100% of its 10% gross working interest in the oil and gas interests located in Mississippi, USA. By acquiring the additional 10% working interest in Belmont Lake oil and gas field, Lexaria will then have 42% working interest in Belmont Lake and retains its existing 60% working interest in the exploration wells on approximately 130,000 acres surrounding Belmont Lake in all directions. Lexaria has agreed to pay a total of US $400,000 and issue 800,000 common shares of the Company at $0.30 per share. A total of $430,000 in cash was paid as at April 30, 2012.

2.

On December 1, 2011, the Company closed a private placement offering of convertible debentures in the aggregate amount of $200,000. The convertible debentures mature on December 1, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common share and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1M as of April 30, 2012. Two directors of the Company, David DeMartini and CAB Financial Services Ltd, solely owned by a director, subscribed to the convertible debentures with the amount of $200,000.

3.

On March 30, 2012, the Company entered into a purchase agreement with Christopher Bunka, our President, Chief Executive Officer and Director, (“Purchaser”) for a non-secured promissory note in the amount of $50,000 (the “Promissory Note”). The Purchaser agreed to purchase a non-secured 12% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the agreement. The Promissory Note has a month to month term.

4.	On April 30, 2012, at 11 am PDT, Lexaria Corp. (“Lexaria” or the “Company”) held its Annual and Special Meeting of Shareholders for the following purposes:

1.	To elect Chris Bunka, Bal Bhullar, and David DeMartini, Nicolas Baxter, and Dustin Elford as directors of the Company for the ensuing year and until their successors are elected;

2.	To ratify MNP LLP our independent registered public accounting firm for the fiscal year ending October 31, 2012 and to allow directors to set the remuneration; and

3.	To transact such other business as may properly come before the Meeting or any adjournment of the postponement thereof.

All proposals were approved by the shareholders. The proposals are described in detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 26, 2012.

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

On September 13, 2010, Lexaria Corp. (the “Company”) entered into three separate assignment agreements, replacing the July 29, 2010 agreements with 0743608 BC Limited, solely owned by Director/Officer of the Company; Emerald Atlantic LLC, solely owned by a Director of the Company, and the Senior VP Business Development. (the “Assignees”), whereby the Assignees have paid a fee of US$408,116.48 to earn a 24% share of the Company’s gross non-perpetual 32% interest in the three oil wells being drilled in Wilkinson County, Mississippi. As a result of the three assignment agreements, Lexaria receives at no cost to the company, a carried interest of 8% in these same rights and benefits. The Company assigns, transfers and sets over to the Assignees, all proportionate rights, interest and benefits in the Assigned Non Perpetual Interest held by or granted to the Assignor in and to the Participation Agreement between the Company and Griffin but limited to a gross 500% revenue payout based on the total amount paid under the Initial Consideration and the Subsequent Consideration after which all rights, interests and benefits cease.

Total working interest for Belmont Lake as of October 31, 2010 is 32%, with the exception of a 40% interest in wells PP F-12-4 and PP F-12-5; and total working interest in the exploration wells on approximately 130,000 acres surrounding Belmont Lake in all directions as of October 31, 2010, is 60%.

As of April 30, 2012, there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F-29 in the amount of $45,200.

As of April 30, 2012, the status of the Palmetto Point, Mississippi wells is as follows:

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of April 30, 2012, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. At April 30, 2012, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Long-Lived Assets

In accordance with FASB ASC 360 Section S45, “Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Results of Operations – Three Months Ended April 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2012, which are included herein.

Our operating results for the three months ended April 30, 2012, for the three months ended April 30, 2011 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month Period
	Three Months Ended	Three Months Ended	Ended
	April 30,	April 30,	April 30, 2012
	2012	2011	and April 30, 2011
Revenue	$144,860	$287,596	$(142,736)
General and administrative	233,834	231,578	2,256
Interest expense	59,897	57,843	2,054
Consulting fees	50,707	66,613	(15,906)
Oil and gas operating expenses	104,211	129,940	(25,729)
Professional Fees (legal and audit fees)	63,761	8,674	55,087
Net loss	(232,119)	(155,767)	(76,352)

Our accumulated losses increased to $4,813,658 as of April 30, 2012. Our financial statements report a net loss of $232,119 for the three month period ended April 30, 2012 compared to a net loss of $155,767 for the three month period ended April 30, 2011. Our revenues have decreased for the three month period ended April 30, 2012 compared to the three month period ended April 30, 2011, by $142,736. There was a decrease in production due to a shutdown in the gas-supply pipeline that powers the artificial lift system at Belmont Lake, and due to Mississippi River flooding which prevented the operator from repairing the gas-supply pipeline in a timely manner. The cost of revenue was $143,145 for the three month period ended April 30, 2012, compared to $211,785 for the three month period ended April 30, 2011; the decrease in cost of revenue in the current period is largely due to lower depletion costs. As a result our gross profit is much lower over the same period last year. The Company had oil and gas operating expenses of $104,211 in the three months ending April 30, 2012 compared to $129,940 for the three months ended April 30, 2011. The decrease in costs is due to the decrease in production of oil.

Our net loss has increased for the three month period ended April 30, 2012 compared to the three month period ended April 30, 2011, by $76,352 which is largely due to lower revenues from oil production and increased professional fees. The professional fees primarily relate to prospectus-related expenses that the Company was involved in; increased legal costs due to a legal dispute that has been resolved; and the 2011 audit fees.

Results of Operations – Six Months Ended April 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended April 30, 2012, which are included herein.

Our operating results for the six months ended April 30, 2012, for the six months ended April 30, 2011 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Six Month Period
	Six Months Ended	Six Months Ended	Ended
	April 30,	April 30,	April 30, 2012
	2012	2011	and April 30, 2011
Revenue	$394,243	$549,273	$(155,030)
General and administrative	456,933	412,790	44,143
Interest expense	112,995	114,707	(1,712)
Consulting fees	126,599	114,728	11,871
Oil and gas operating	183,846	213,364	(29,518)
expenses
Professional Fees	104,153	30,958	73,195
Net loss	(351,040)	(285,945)	65,095

As at April 30, 2012, we had $1,811,223 in current liabilities. Our net cash used in operating activities for the six months ended April 30, 2012 was $115,439 compared to $154,919 used in the six months ended April 30, 2011. Our accumulated losses increased to $4,813,658 as of April 30, 2012. Our financial statements report a net loss of $351,040 for the six month period ended April 30, 2012 compared to a net loss of $285,945 for the six month period ended April 30, 2012. Our losses have increased primarily because there was a decrease in production due to a shutdown in the gas-supply pipeline that powers the artificial lift system at Belmont Lake, and due to Mississippi River flooding which prevented the operator from repairing the gas-supply pipeline in a timely manner. The supply of gas has since been rectified and the production decrease was primarily a second-quarter event, with only a limited effect expected on third quarter results. Our expenses have also increased for the six month period ended April 30, 2012, mostly in legal fees for prospectus-related expenses and increased legal costs due to a legal dispute that has been resolved. The Company also recognized cost of revenue in oil and gas properties of $288,350 during the six months ended April 30, 2012, compared to $422,428 for the six months ended April 30, 2011.

Our total liabilities as of April 30, 2012 were $1,811,223 as compared to total liabilities of $1,678,021 as of October 31, 2011.

Liquidity and Financial Condition

Working Capital

	April	October
	30,	31,
	2012	2011
Current assets	$264,502	$264,228
Current liabilities	1,811,223	1,078,583
Working capital (Deficit)	$(1,546,721)	$(814,355)

Cash Flows

	Six Months Ended
	April		April
	30, 2012		30, 2011
Cash flows (used in) operating activities	$(115,439	) $	(154,919)
Cash flows (used in) investing activities	(45,201)		(281,164)
Cash flows provided by (used in) financing activities	250,000		499,930
Increase (decrease) in cash and cash equivalents	89,360		63,847

Operating Activities

Net cash used in operating activities was $115,439 for the six months ended April 30, 2012 compared with net cash used in operating activities of $154,919 in the same period in 2011.

Investing Activities

Net cash used in investing activities was $45,201 in the six months ended April 30, 2012 compared to net cash used in investing activities was $281,164 in the same period in 2011. The use of cash in investing activities in 2011 is mainly attributable to the new oil wells at Belmont Lake, being PPF-12-4 and PPF-12-5.

Financing Activities

Net cash provided in financing activities was $250,000 in the six months ended April 30, 2012 compared to net cash provided by financing activities of $499,930 in the same period in 2011. This is attributable to the convertible debt financing completed on December 16, 2010. For the six month period April 30, 2012, there was a convertible debt financing completed on December 1, 2011 and a loan provided to the Company on March 30, 2012.

Oil and gas sales volume comparisons for the six months ended April 30, 2012 compared to the six months ended April 30, 2011

For the six month period ended April 30, 2012, the Company had $394,243 in revenues compared to $549,273 in revenues for the same six month period in the prior year. The decrease in revenues is a result from the decrease in oil production volumes.

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

As of April 30, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company believed that this was a frivolous suit, devoid of any merit as it relates to the Company’s activities, and defended its position. Additionally, the Company considered filing a countersuit against Deakle for damages caused by Deakle’s refusal to comply with the terms of the joint operating agreement, the unwarranted interruption of drilling activity on the property as a result of Deakle’s action, as well as costs associated with defending the lawsuit.

The lawsuit has since been settled and there are no material adverse effects upon the Company as a result of the settlement.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $351,041 for the six month period ending April 30, 2012, and cumulative losses of $4,813,659 to April 30, 2012. As of April 30, 2012 we had deficit in working capital of $1,546,721 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to April 30, 2012, we have incurred aggregate losses of approximately $4,813,659. Our loss from operations for the six month period ended April 30, 2012 was $351,041. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Our producing oil and gas wells are located in the floodplain of a river and are subject to seasonal flood conditions.

Our most significant wells are the producing oil wells PP F-12-1, PP F-12-3, PP F-12-4, and PP F-12-5 located within the Belmont Lake oil field which is itself located in the Palmetto Point region. The Belmont Lake oil field is onshore, as are all of our company’s wells, but located in a flood plain of the Mississippi River which forces seasonal constraints on certain field activities. We have suffered repeated delays in the development of this oil field due to the seasonal flooding, and we could experience additional development delays in the future.

Our company has an interest in one producing gas well, the PP F-29, but because the gas from this well is consumed by field operations it is deemed to be of no commercial value. Except for this and the four oil wells noted immediately above, OUR COMPANY HAS NO OTHER PRODUCING WELLS. Seasonal river-flooding conditions can negatively impact the viability of our oil production and thus, our ability to generate revenue.

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
June 6, 2012

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
June 6, 2012