Form 10-Q
period 2012-07-31
LEXARIA CORP.
filed 2012-09-12
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission File Number ___________________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,431,452 common shares issued and outstanding as of July 31, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended July 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEET
(Expressed in U.S. Dollars)

	July 31	October 31
	2012	2011
ASSETS

Current
Cash and cash equivalents	$16,445	$31,201
Accounts receivable	497,866	230,880
Prepaid expenses and deposit	2,949	2,147
Total Current Assets	517,260	264,228

Deferred charges	-	33,092
Oil and gas properties (Note 6)
Proved property	3,687,691	3,717,866
Prepayment for oil and gas exploration	-	304,890
Unproved properties	19,293	19,293
	3,706,984	4,042,049

TOTAL ASSETS	$4,224,244	$4,339,369

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$182,009	$322,313
Loan payable (Note 7, 8)	1,652,447	754,501
Due to a related party	1,769	1,769
Total Current Liabilities	1,836,225	1,078,583

Loan Payable (Note 7b)	-	599,438

TOTAL LIABILITIES	1,836,225	1,678,021

STOCKHOLDERS' EQUITY

Share Capital
Authorized: 200,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 16,431,452 common shares at July 31, 2012 (16,431,452 common shares at October 31, 2011)	16,431	16,431
Additional paid-in capital	7,117,124	7,107,535
Deficit	(4,745,536)	(4,462,618)
Total Stockholders' Equity	2,388,019	2,661,348
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,224,244	4,339,369

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For Nine Months Ended July 31, 2012 to October 31, 2010
(Expressed in U.S. Dollars)

	COMMON STOCK
			STOCK
			TO BE	ADDITIONAL		TOTAL
			ISSUED	PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, October 31, 2010	12,926,348	12,926	-	6,065,118	(3,924,392)	2,153,653
Warrant conversion @$0.22	66,300	66		14,520		14,586
Issuance of common stock per Settlement
Agreement at $0.23 per share	40,761	41		9,335		9,375
Warrants for Convertible Debt				20,562		20,562
Issuance of common stock per stock option exercise	106,250	106		21,144		21,250
Issuance of common stock per warrant exercise @ $0.20	2,173,043	2,173		432,436		434,609
Issuance of common stock per stock option exercise @ $0.20	118,750	119		23,631		23,750
Issuance of common stock per PP @ $0.35	200,000	200		69,800		70,000
Stock Options @$0.35				179,789		179,789
Issuance of common stock per Agreement at $0.30 per share	800,000	800		239,200		240,000
Issuance of common stock for oil & gas property @ $0.34				32,000		32,000
Comprehensive income (loss):
(Loss) for the period					(538,226)	(538,226)
Balance, October 31, 2011	16,431,452	16,431	-	7,107,535	(4,462,618)	2,661,348
Stock Options @ $0.30				9,589		9,589
Comprehensive income (loss):					(282,918)	(282,918)
Balance, July 31, 2012	16,431,452	16,431	-	7,117,124	(4,745,536)	2,388,019

The accompanying notes are an integral part of these financial statements

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For Nine Months ended July 31, 2012
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 31		July 31
	2012	2011	2012	2011
Revenue
Natural gas and oil revenue *	494,483	327,685	888,726	876,959
Cost of revenue
Natural gas and oil operating costs	56,586	78,076	240,432	291,441
Depletion	172,763	75,253	277,267	284,317
	229,349	153,329	517,699	575,758
Gross profit (loss)	265,134	174,356	371,027	301,201
Expenses
Accounting and audit	10,313	4,448	38,655	27,517
Insurance	1,475	2,137	5,096	6,612
Advertising and promotions	480	15,416	3,096	36,372
Bank charges and exchange loss	(10,036)	18,276	2,301	81,693
Stock Based Compensation	-	179,789	9,589	179,789
Consulting (note 9)	52,936	74,743	179,535	189,471
Depreciation	-	-	-	425
Fees and Dues	17,971	13,216	45,933	24,228
Interest expense from loan payable (note 6,7)	58,806	57,554	171,801	172,262
Investor relation	-	-	29,616	29,153
Legal and professional	50,950	38,781	126,761	46,670
Office and miscellaneous	628	2,266	2,279	4,279
Rent	3,835	3,604	11,510	10,576
Telephone	1,040	618	2,314	2,544
Taxes	6,655	592	6,655	5,977
Training	-	-	-	268
Travel	1,959	15,885	18,804	22,280

	197,012	427,325	653,945	840,116
Net Income (loss) and comprehensive income (loss)
for the period	68,122	(252,969)	(282,918)	(538,915)

Basic earnings/(loss) per share	0.00	(0.02)	(0.02)	(0.04)
Diluted earnings/(loss) per share	0.00	(0.02)	(0.02)	(0.04)

Weighted average number of common shares outstanding
- Basic	16,431,452	14,276,776	16,431,452	13,451,758
- Diluted	16,437,269	14,276,776	16,431,452	13,451,758

* 2011 Revenue has been reclassified

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
For Nine Months ended July 31, 2012
(Expressed in U.S. Dollars)

	Nine Months Ended
	July 31
	2012	2011
Cash flows used in operating activities
Net (loss) for the period	$(282,918)	(538,915)

Adjustments to reconcile net loss to net cash used in operating activities:
Consulting -Debt Settlement	-	9,376
Consulting - Stock based compensation	9,589	179,789
Depreciation	-	425
Depletion	277,267	284,317
Foreign exchange gain / loss	803	75,410
Accredited interest on loan payable	-	10,358

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(266,986)	(156,727)
(Increase)/ Decrease in prepaid expenses and deposit	334,885	(1,936)
Increase in accounts payable	(140,304)	(45,118)
Net cash used in operating activities	(67,664)	(183,021)

Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(247,092)	(281,164)
Net cash used in investing activities	(247,092)	(281,164)

Cash flows from financing activities
Payments of loan payable	100,000	331,444
Proceeds from private placement and convertible debt	200,000	70,000
Proceeds from Stock Options and warrant	-	494,194
Net cash from financing Activities	300,000	895,638

Increase (Decrease) in cash and cash equivalents	(14,756)	431,453
Cash and cash equivalents, beginning of period	31,201	62,989
Cash and cash equivalents, end of period	$16,445	494,442

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim financial statements for the nine months ended July 31, 2012 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2011 audited annual financial statements and notes thereto.

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

As at July 31, 2012, Lexaria Corp. has 16,431,452 shares issued and outstanding and 2,542,827 warrants issued and outstanding.

A summary of warrants as at July 31, 2012 is as follows:

Number	Exercise	Expiry
Outstanding [1]	Price	Date

1,771,429	$0.40	November 30, 2012
200,000	$0.50	July 13, 2013
571,429	$0.40	December 1, 2012
2,542,858	$0.41

1.	Each warrant entitles a holder to purchase one common share.

6.	Oil and Gas Properties

	(a)	Proved properties

Properties	October 31,	Addition	Depletion	July 31,
	2011			2012
U.S.A. – Proved property	$3,717,866	$247,091	$(277,267)	$3,687,691

(1)	Palmetto Point Project

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

The Company had a short-lived opportunity to acquire additional fractional interests in the Belmont Lake 12-4 well which was expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including Lexaria. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, the Company entered into four separate assignment agreements, three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia, a company with related management, had acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and Kelowna Resources Group formerly known as 0743608 BC Ltd. a company owned by the President of the Company, acquired from Lexaria a 11.60% gross interest in the non-consent interest in the 12-4 well.

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

On July 29, 2010, the Company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 were proposed to be drilled. To take best advantage of this opportunity, the Company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. The Company received total proceeds of $324,677.12 to fund additional interests in these wells. As a result, the Company had a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of Lexaria, acquired from Lexaria a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and Kelowna Resources Group formerly known as 0743608 BC Ltd. a company owned by the President of the Company, acquired from Lexaria a 20.79% gross interest in the non-consent interest in the two of the three vertical wells; an advisor to the Company acquired from Lexaria 2.46% gross interest in the non-consent interest in two of the three vertical wells.

The July 29, 2010 agreements were replaced on September 13, 2010, when the Company entered into three separate assignment agreements with Kelowna Resources Group formerly known as 0743608 BC Ltd, solely owned by Director/Officer of the Company; Emerald Atlantic LLC, solely owned by a Director of the Company, and the Senior VP Business Development. (the “Assignees”), whereby the Assignees have paid a fee of $408,116 to earn a 24% share of the Company’s gross non-perpetual 32% interest in the three oil wells being drilled in Wilkinson County, Mississippi. As a result of the three assignment agreements, Lexaria receives at no cost to the company, a carried interest of 8% in these same rights and benefits. The Company assigns, transfers and sets over to the Assignees, all proportionate rights, interest and benefits in the Assigned Non Perpetual Interest held by or granted to the Assignor in and to the Participation Agreement between the Company and Griffin but limited to a gross 500% revenue payout based on the total amount paid under the Initial Consideration and the Subsequent Consideration after which all rights, interests and benefits cease.

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

1.	$200,000 on the August 12, 2011 (the "Initial Payment") (paid), and

2.

$200,000 on or before November 12, 2011; or interim payments, as agreed, in the amount of $10,000 per month for up to 3 months following November 12, 2011 with the remaining balance of $200,000 then due and payable (the "Final Payment"), and, should Lexaria not make the final payment on February 12, 2011 a penalty of $500 per day (the “Penalty Payments”) beginning one day after February 12, 2011 and accruing until the balance of the $200,000 Final Payment is made to the Vendor. Both the Vendor and the Purchaser agreed that, should any Penalty Payments be due, such Penalty Payments are not deductible from the balance of the $200,000 Final Payment. As at July 31, 2012, the Company has paid $230,000, including the Final Payment.

3.	800,000 shares of restricted common stock issued from Lexaria treasury were issued on August 12, 2011.

As of July 31, 2012, additional expenditures of $247,091 were incurred for workovers and there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, and PP F29.

As of July 31, 2012, the Company’s working interest and production in PPF-12-4 and PPF-12-5 well located at Belmont Lake, Mississippi, with carrying values of $1M, are used as security for the convertible debentures issued on November 30, 2010, December 16, 2010 and December 1, 2011 (see note 7 (b) and note 12 (a), with aggregate amount of $820,000.

(b)	Unproved Properties

Properties	July 31,	October 31,
	2012	2011
U.S.A.-Unproved properties	$19,293	19,293

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

b)

On November 30, 2010, we closed the first tranche of a private placement offering of convertible debentures in the aggregate amount of $450,000. The convertible debentures mature on November 30, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1M as of July 31, 2012. One director of the Company and Emerald Atlantic LLC, solely owned by the director, subscribed the convertible debentures with amount of $50,000.

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

On December 1, 2011, the Company closed a private placement offering of convertible debentures in the aggregate amount of $200,000. The convertible debentures mature on December 1, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common share and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1M as of July 31, 2012. Two directors of the Company, David DeMartini and CAB Financial Services Ltd, solely owned by the director, subscribed to the convertible debentures with the amount of $200,000.

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

c)

On March 30, 2012, the Company entered into a loan agreement with Christopher Bunka, our President, Chief Executive Officer and Director, (“Lender”) for a non-secured promissory note in the amount of $50,000 (the “Promissory Note”). The Lender agreed to purchase a non-secured 12% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the agreement. The Promissory Note has a month to month term.

d)

On July 20, 2012, the Company entered into a loan agreement with Christopher Bunka, our President, Chief Executive Officer and Director, (“Lender”) for a non-secured promissory note in the amount of $50,000 (the “Promissory Note”). The Company promises to pay to Lender at the end of every month $4,166 to be applied against the principal amount outstanding from the date of the Loan Agreement for twelve months, plus interest at the rate of 12% per annum on the outstanding balance.

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

On October 21, 2010, the Company settled a portion of the debt, namely $1,625 with the President’s wholly-owned company by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with the President by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share.

On October 21, 2010, the Company entered into an amendment with loan holders to extend the loan to be on a month-to-month basis with the same terms and conditions as pursuant to the amendment.

During the year ended October 31, 2011, the Company has paid down the debt by CAD$185,000 and the carrying amount of the secured loan is $657,447 as of July 31, 2012.

	Effective Int. Date	Due Date	Amount	Interest %	Interest
Third Party	December 1, 2010	December 1, 2012	50,000	@ 12%	6,000/annum
Third Party	December 1, 2010	December 1, 2012	250,000	@ 12%	30,000/annum
David DeDemartini	December 2, 2010	December 1, 2012	50,000	@ 12%	6,000/annum
Emerald Atlantic	December 16, 2010	December 1, 2012	120,000	@ 12%	14,400/annum
Third Party	December 1, 2010	December 1, 2012	100,000	@ 12%	12,000/annum
Third Party	December 13, 2010	December 1, 2012	50,000	@ 12%	6,000/annum
CAB Financial		Month to month	75,000	@ 18%	1,125/month
CAB Financial		Month to month	151,525	@ 18%	2,273/month
Third Party		Month to month	110,000	@ 18%	1,650 /month
Chris Bunka		Month to month	395,922	@ 18%	5,940/month
CAB Financial	December 1, 2011	December 1, 2012	100,000	@ 12%	12,000/annum
David DeDemartini	December 1, 2011	December 1, 2012	100,000	@ 12%	12,000/annum
Chris Bunka	March 30, 2012	Month to month	50,000	@ 12%	6,000/month
Chris Bunka	July 20, 2012	July 20, 2013	50,000	@ 12%	3,250/12 month
Total Outstanding			1,652,447

9.	Related Party Transactions

(a)

For the nine months ended July 31, 2012, the Company paid / accrued $72,000 to CAB (2011: $72,000), Tom Ihrke, the VP of business development, $7,878 (2011: $28,269), and BKB Management Ltd. (“BKB”) CAD$49,500 (2011: CAD$47,500) for management, consulting and accounting services. CAB is owned by the president of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 8). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the nine months ended July 31, 2012, the Company paid interest expenses of CAD $20,456 (2011: CAD$33,206).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka. (See Note 8). On October 21, 2010, the Company settled a portion of the debt, namely $2,166.65 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the nine months ended July 31, 2012, the Company paid interest expenses of CAD $53,708 (2011: CAD$53,708).

	(d)	See Note 5, 6, 7 and 8.

(e)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7a). For the nine months ended July 31, 2012, the Company paid interest expenses of $10,125 (2011: $10,125).

(f)

On March 30, 2012 and July 20, 2012, the Company entered two non-secured loan agreements in the total amount of US$100,000 with Chris Bunka (refer to Note 7 (c) & (d). For the nine months ended July 31, 2012, the Company incurred interest expenses of $2,181 (2011: $nil).

	(g)	Included in accounts payable, $103,589 (October 31, 2011: $94,696) was payable to companies controlled by the president, key management personnel and directors of the Company.

(h)

For the nine months ended July 31, 2012, the Company has paid/accrued $33,119 (2011: $83,900) to Kelowna Resources Group formerly known as 0743608 BC Ltd., $22,777 (2011:$35,268) to Emerald Atlantic LLC, and $3,475 to Tom Ihrke (2011: $9,941) for their respective Non-consent Interests in Belmont Lake. Kelowna Resources Group formerly known as 0743608 BC Ltd. is owned by the president of the Company and Emerald Atlantic LLC is owned by a Director of the Company.

10.	Stock Options

On November 15, 2011, the Company granted 40,000 stock options to consultants of the Company with an exercise price of $0.30 per share, vested immediately and expiring on November 15, 2016.

For the nine months ended July 31, 2012, the Company recorded a total of $9,589 (2011: $179,789) for stock based compensation expenses.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Nine months ended July 31, 2012
Expected volatility	129.14%
Risk-free interest rate	2.75%
Expected life	5 years
Dividend yield	0.0%

A summary of the stock options for the nine months ended July 31, 2012 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2011	1,700,000	$0.26
Granted	40,000	0.30
Cancelled	(40,000)	0.30
Balance, July 31, 2012	1,700,000	$0.26

The Company has the following options outstanding and exercisable:

July 31, 2012		Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
$0.20	150,000	2.47 years	$0.20	150,000	$0.20
$0.20	850,000	3.04 years	$0.20	850,000	$0.20
$0.35	700,000	3.95years	$0.35	700,000	$0.35
Total	1,700,000	3.13 years	$0.26	1,700,000	$0.26

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

Prior to April 30, 2012, there was one pending lawsuit against the Company. As of April 30, 2012, the lawsuit was settled with no material effect on the Company. As of July 31, 2012, the Company has not recorded any loss in terms of this lawsuit.

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

During the nine month period ended July 31, 2012, we experienced the following significant corporate developments:

1.

Lexaria entered into an Asset Purchase Agreement dated August 12, 2011, with Brinx Resources Ltd. to acquire 100% of its 10% gross working interest in the oil and gas interests located in Mississippi, USA. By acquiring the additional 10% working interest in Belmont Lake oil and gas field, Lexaria will then have 42% working interest in Belmont Lake and retains its existing 60% working interest in the exploration wells on approximately 130,000 acres surrounding Belmont Lake in all directions. Lexaria has agreed to pay a total of US $400,000 and issue 800,000 common shares of the Company at $0.30 per share. A total of $430,000 in cash was paid as at July 31, 2012.

2.

On December 1, 2011, the Company closed a private placement offering of convertible debentures in the aggregate amount of $200,000. The convertible debentures mature on December 1, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common share and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1M as of July 31, 2012. Two directors of the Company, David DeMartini and CAB Financial Services Ltd, solely owned by a director, subscribed to the convertible debentures with the amount of $200,000.

3.

On March 30, 2012, the Company entered into a loan agreement with Christopher Bunka, our President, Chief Executive Officer and Director, (“Lender”) for a non-secured promissory note in the amount of $50,000 (the “Promissory Note”). The Lender agreed to purchase a non-secured 12% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the agreement. The Promissory Note has a month to month term.

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

5.

On July 20, 2012, the Company entered into a loan agreement with Christopher Bunka, our President, Chief Executive Officer and Director, (“Lender”) for a non-secured promissory note in the amount of $50,000 (the “Promissory Note”). The Company promises to pay to Lender at the end of every month $4,166 to be applied against the principal amount outstanding from the date of the Loan Agreement for twelve months, plus interest at the rate of 12% per annum on the outstanding balance.

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

The Company had a short-lived opportunity to acquire additional fractional interests in the upcoming Belmont Lake 12-4 well which was expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including Lexaria. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, the Company entered into four separate assignment agreements, three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia, a company with related management, had acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, had acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and Kelowna Resources Group formerly known as 0743608 BC Ltd. a company owned by the President of the Company, had acquired from Lexaria a 11.60% gross interest in the non-consent interest in the 12-4 well.

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

On July 29, 2010, the Company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 were proposed to be drilled in August 2010. To take best advantage of this opportunity, the Company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. The Company received total proceeds of $324,677.12 to fund additional interests in these wells. As a result, the Company has a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of Lexaria, has acquired from Lexaria a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and Kelowna Resources Group formerly known as 0743608 BC Ltd. a company owned by the President of the Company, has acquired from Lexaria a 20.79% gross interest in the non-consent interest in two of the three vertical wells; an advisor to the Company has acquired from Lexaria 2.46% gross interest in the non-consent interest in two of the three vertical wells.

On September 13, 2010, Lexaria Corp. (the “Company”) entered into three separate assignment agreements, replacing the July 29, 2010 agreements with Kelowna Resources Group formerly known as 0743608 BC Limited, solely owned by a Director/Officer of the Company; Emerald Atlantic LLC, solely owned by a Director of the Company, and the Senior VP Business Development. (the “Assignees”), whereby the Assignees have paid a fee of US$408,116.48 to earn a 24% share of the Company’s gross non-perpetual 32% interest in the three oil wells being drilled in Wilkinson County, Mississippi. As a result of the three assignment agreements, Lexaria receives at no cost to the company, a carried interest of 8% in these same rights and benefits. The Company assigns, transfers and sets over to the Assignees, all proportionate rights, interest and benefits in the Assigned Non Perpetual Interest held by or granted to the Assignor in and to the Participation Agreement between the Company and Griffin but limited to a gross 500% revenue payout based on the total amount paid under the Initial Consideration and the Subsequent Consideration after which all rights, interests and benefits cease.

Total working interest for Belmont Lake as of October 31, 2010 is 32%, with the exception of a 40% interest in wells PP F-12-4 and PP F-12-5; and total working interest in the exploration wells on approximately 130,000 acres surrounding Belmont Lake in all directions as of October 31, 2010, is 60%.

As of July 31, 2012, there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F-29 in the amount of $45,200.

As of July 31, 2012, the status of the Palmetto Point, Mississippi wells is as follows:

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of July 31, 2012, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. At July 31, 2012, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-

05, -Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Results of Operations – Three Months Ended July 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2012, which are included herein.

Our operating results for the three months ended July 31, 2012, for the three months ended July 31, 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Change Between Three Month Period Ended July 31, 2012 and July 31, 2011
Revenue	$ 494,483	$ 327,685	$ 166,798
General and administrative	197,012	427,325	(230,313)
Interest expense	58,806	57,554	1,252
Consulting fees	52,936	74,743	(21,807)
Oil and gas operating expenses	56,586	78,076	(21,490)
Professional Fees (legal and audit fees)	61,263	43,229	18,034
Net Income (Loss)	68,122	(252,969)	321,091

Our accumulated losses decreased to $4,745,536 as of July 31, 2012. Our financial statements report a net income of $68,122 for the three month period ended July 31, 2012 compared to a net loss of $252,696 for the three month period ended July 31, 2011. Our revenues have increased for the three month period ended July 31, 2012 compared to the three month period ended July 31, 2011, by $166,798. Our General and administrative costs in the three month period ending July 31, 2012 were $230,313 lower than the year-earlier period primarily because there was no stock based compensation charges in the current quarter.

There was an increase in production due to the workovers that were done on wells 12-1 and 12-3. The cost of revenue was $229,349 for the three month period ended July 31, 2012, compared to $153,329 for the three month period ended July 31, 2011; the increase in cost of revenue in the current period is largely due to increased depletion costs. As a result our gross profit is higher over the same period last year. The Company had oil and gas operating expenses of $56,586 in the three months ending July 31, 2012 compared to $78,076 for the three months ended July 31, 2011. The decrease in costs is due to the lower costs in the production of oil.

Our net income has increased for the three month period ended July 31, 2012 compared to the three month period ended July 31, 2011, by $321,091 which is largely due to an increase in revenues from oil production and no stock based compensation for the quarter.

Results of Operations – Nine Months Ended July 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended July 31, 2012, which are included herein.

Our operating results for the nine months ended July 31, 2012, for the nine months ended July 31, 2011 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended July 31, 2012	Nine Months Ended July 31, 2011	Change Between Nine Month Period Ended July 31, 2012 and July 31, 2011
Revenue	$ 888,726	$ 876,959	$ 11,767
General and administrative	653,945	840,116	(186,171)
Interest expense	171,801	172,262	(461)
Consulting fees	179,535	189,471	9,936
Oil and gas operating expenses	240,432	291,441	(51,009)
Professional Fees	165,416	74,187	91,229
Net loss	(282,918)	(538,915)	255,997

As at July 31, 2012, we had $1,836,225 in current liabilities. Our net cash used in operating activities for the nine months ended July 31, 2012 was $67,664 compared to $183,021 used in the nine months ended July 31, 2011. Our accumulated losses decreased to $4,745,536 as of July 31, 2012. Our financial statements report a net loss of $282,918 for the nine month period ended July 31, 2012 compared to a net loss of $538,915 for the nine month period ended July 31, 2012. Our losses have decreased for the nine months ended July 31, 2012 primarily due to lower advertising costs, lower foreign exchange loss, and lower stock based compensation costs compared to July 31, 2011. There was also an increase in our legal fees for prospectus-related expenses and increased legal costs due to a legal dispute that has been resolved. The Company recognized production costs of revenue in oil and gas properties of $517,699 during the nine months ended July 31, 2012, compared to $575,758 for the nine months ended July 31, 2011.

Our total liabilities as of July 31, 2012 were $1,836,225 as compared to total liabilities of $1,678,021 as of October 31, 2011.

Liquidity and Financial Condition

Working Capital
	July 31,	October 31,
	2012	2011
Current assets	$517,260	$264,228
Current liabilities	1,836,225	1,078,583
Working capital (Deficit)	$(1,318,965)	$(814,355)

Cash Flows
	Nine Months Ended
	July 31,	July 31,
	2012	2011
Cash flows (used in) operating activities	$(67,664)	$(183,021)
Cash flows (used in) investing activities	(247,092)	(281,164)
Cash flows provided by (used in) financing activities	300,000	895,638
Increase (decrease) in cash and cash equivalents	(14,756)	431,453

Operating Activities

Net cash used in operating activities was $67,664 for the nine months ended July 31, 2012 compared with net cash used in operating activities of $183,021 in the same period in 2011.

Investing Activities

Net cash used in investing activities was $247,092 in the nine months ended July 31, 2012 compared to net cash used in investing activities was $281,164 in the same period in 2011. The use of cash in investing activities in 2011 is mainly attributable to the new oil wells at Belmont Lake, being PPF-12-4 and PPF-12-5, compared to the workovers on PPF-12-1 and PPF-12-3 in 2012.

Financing Activities

Net cash provided in financing activities was $300,000 in the nine months ended July 31, 2012 compared to net cash provided by financing activities of $895,638 in the same period in 2011. This is attributable to the convertible debt financing completed on December 16, 2010, and the exercising of warrants and stock options in 2011. For the nine month period July 31, 2012, there was a convertible debt financing completed on December 1, 2011 and a loan provided to the Company on March 30 and July 31, 2012.

Oil and gas sales volume comparisons for the nine months ended July 31, 2012 compared to the nine months ended July 31, 2011

For the nine month period ended July 31, 2012, the Company had $888,726 in revenues compared to $876,959 in revenues for the same nine month period in the prior year. The increase in revenues is a result from the increase in oil production volumes from the 12-1 and 12-3 wells subsequent to their workover programs.

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

As of July 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $282,918 for the nine month period ending July 31, 2012, and cumulative losses of $4,745,536 to July 31, 2012. As of July 31, 2012 we had deficit in working capital of $801,705 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to July 31, 2012, we have incurred aggregate losses of approximately $4,745,536. Our loss from operations for the nine month period ended July 31, 2012 was $282,918. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
11/09/2012

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
11/09/2012