Form 10-K
period 2012-10-31
LEXARIA CORP.
filed 2013-01-29
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]  No X

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2012 was $621,603 based on the average of the high and low bid and asked price of the Registrant’s shares of common stock on the OTC Bulletin Board or $0.11 on April 30, 2012. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
16,431,452 common shares as of January 29, 2013

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "LXRP" and on the Canadian National Stock Exchange under the symbol “LXX”.

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

On June 21, 2007, we acquired an assignment of a 10% gross working interest in an Area of Mutual Interest (AMI) formerly held by Brinx Resources Ltd, a non-related company, in up to 50 oil & gas wells to be drilled, and any future development prospects thereof associated, located in Mississippi, USA. Interests in seven wells previously drilled under the conditions of the AMI remain the property of Brinx Resources Ltd. and we are not a party to Brinx’s interest in these wells, while the right to assume the 10% gross working interest in the remaining 43 wells and any future development prospects thereof, now belongs to our company. Because we already had a 40% gross working interest in this AMI, as a result of this transaction, we had a 50% gross working interest in the AMI.

On June 23, 2007, we acquired an assignment of a 10% gross working interest in 12 previously drilled oil & gas wells and any future development prospects thereof, formerly held by 0743868 BC Ltd., a non-related company. Since we already had a 20% gross working interest in these same 12 oil and gas wells and development prospects, as a result of this transaction we then had a 30% gross working interest in the 12 oil & gas wells and development prospects. We were obligated to make cash payments of US$520,000 over approximately a one-year period to complete this transaction ($200,000 paid as of October 31, 2007). Our company had made total of $350,000 repayment and accrued $18,016 interest expense since June 23, 2007 with ending balance of $169,938 as at October 31, 2012.

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

On October 27, 2008, our company entered into a Purchase Agreement with CAB Financial Services Ltd., Chris Bunka, and another shareholder of our company (“Purchasers”) for an aggregate amount of nine hundred thousand Canadian dollars CAD $900,000. The Purchasers agreed to purchase an 18% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the Purchase Agreement.

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

On August 28, 2009, our company entered into four separate assignment agreements with Enertopia Corp., 0743608 BC Ltd., David DeMartini, and Murrayfield Ltd., three of which are people or companies with related management. Our company received from these four parties proceeds of $371,608.57 to fund additional interests in a new well. As a result, our company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia Corp, a company with related management, acquired from our company a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of our company, acquired from our company a 5% gross interest in the non-consent interest in the 12-4 well; and 0743608 BC Ltd. a company owned by our president, acquired from our company a 11.6% gross interest in the non-consent interest in the 12-4 well.

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

On November 13, 2009, our company announced that our Operator in Mississippi, Griffin & Griffin Exploration LLC, had declared force majeure on the Belmont Lake offset wells.

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

Lexaria entered into an Asset Purchase Agreement dated August 12, 2011, with Brinx Resources Ltd. to acquire 100% of its 10% gross working interest in the oil and gas interests located in Mississippi, USA. By acquiring the additional 10% working interest in Belmont Lake oil and gas field, Lexaria then had 42% working interest in Belmont Lake and retains its existing 60% working interest in the exploration wells on approximately 130,000 acres surrounding Belmont Lake in all directions. Lexaria has agreed to pay a total of US $400,000 and issue 800,000 common shares of the Company at $0.30 per share. A total of $430,000 in cash was paid.

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

Our company’s business plan is to focus on development of the Belmont Lake oil field, in which we have working interests, in order to maximize cash flow and use excess cash flow to pay debt and conduct additional development well drilling. Eventually, if cash flows are strong enough, we expect to explore for additional oil and gas by way of our existing 60% interest option to drill 38 exploratory wells (see “Oil & Gas Properties -Mississippi and Louisiana: Frio-Wilcox Project”). To accomplish this, our company intends to focus on development drilling first. Eventually our company will seek a balance between exploration, development and exploitation drilling. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible. We are not currently the operator of any of our properties and will consider becoming the operator only when our financial conditions have improved sufficiently.

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

5.

On July 20, 2012, the Company entered into a loan agreement with Christopher Bunka, our President, Chief Executive Officer and Director, (“Lender”) for a non-secured promissory note in the amount of $50,000 (the “Promissory Note”). The Company promises to pay to Lender at the end of every month $4,166 to be applied against the principal amount outstanding from the date of the Loan Agreement for twelve months, plus interest at the rate of 12% per annum on the outstanding balance. .

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

On August 5, 2010 the Company entered into a three month consulting agreement with Tom Ihrke to act as the Company’s Senior Vice President, Business Development for consideration of US$3,125 per month and 150,000 stock options granted at $0.20. On December 2, 2010, the Company entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the Senior Vice-President Business Development for the Company. The Company paid a monthly consulting fee of $3,125. Effective January 15, 2012, the consulting agreement has been decreased to $10 a month.

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

We had cash in the amount of $180,514 and working capital deficiency of $1,238,407 as of our year ended October 31, 2012. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

For the fiscal year 2012, we have earned revenues of $1,357,762. We currently have only modest oil or gas reserves that are deemed proved, probable or possible pursuant to American standards of disclosure for oil and gas activities. All of our existing wells are in Mississippi, USA.

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

Our independent certified public accounting firm, in the notes to the audited financial statements for the year ended October 31, 2012 states that there is a substantial doubt that we will be able to continue as a going concern.

As at October 31, 2012, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

Item 2. Properties

Executive Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia, V6E 4A4, for which we share 250 square feet of office space, which includes one executive office for a monthly rental of CAD$1,337. Our telephone number is (604) 602-1675. We have an additional office located in Kelowna, British Columbia, for which we share 1,500 square feet of office space, which includes two executive offices for a monthly rental of CAD$500. Our current locations provide adequate office space for our purposes at this stage of our development.

Resource Properties

As at October 31, 2012, our company currently owns a 42% gross working interest in the PPF12-1 and PPF12-3A wells; a 50% gross working interest in wells PP F-12-4 and PP F-12-5; and a 60% gross working interest in 38 wells to be drilled; all located in Mississippi under various agreements with Griffin and Griffin Exploration, L.L.C. The most significant of these wells are the producing oil wells PP F-12-1, PP F-12-3A, PP F-12-4, and PP F-12-5 located within the Belmont Lake oil field which is itself located in the Palmetto Point region. The Belmont Lake oil field is onshore, as are all of our company’s wells, but located in a flood plain of the Mississippi River which forces seasonal constraints on certain field activities. Our company has an interest in one producing gas well, the PP F-29, but because the gas from this well is consumed by field operations it is deemed to be of no commercial value. Except for this and the four oil wells noted immediately above, our company has no other producing wells. Additional details of these interests are noted below and not all of these wells were successful.

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

During the year ended October 31, 2012, there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, PP F12-4, PP F12-5 and PP F-29 in the amount of $438,267.

As of January 11, 2013, the status of the Palmetto Point, Mississippi wells is as follows:

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

Our company’s pro rata share of the first stage had a total cost $1.6 million. As of October 31 2007, we had placed $1,600,000 in trust to completely fund this initial commitment. During the drill program, an unrelated third party participant elected not to continue their participation in the program, and we assumed our pro-rata portion of their 10% gross working interest as our own, at no additional cost, bringing our total gross working interest in the seven (7) wells and their leases (Initial AMI Drilling Program), to 45%.

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

On December 16, 2010, we entered into an assignment agreement with Emerald Atlantic LLC, a company solely owned by a director of our company, whereby Emerald Atlantic has paid a fee of $30,076 to earn 18% of a 4.423% share of our company’s net revenue interest after field operating expenses for a well USA 1-27 that was subsequently drilled in Wilkinson County and found to have no economic oil or gas reserves.

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

Significant Acquisitions and Dispositions

None to Report.

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended October 31, 2012, 2011 and 2010.

	For the fiscal year ended October 31, 2012	For the fiscal year ended October 31, 2011	For the fiscal year ended October 31, 2010
Production Data:
Natural gas (Mcf)	0	0	360
Oil (Bbls)	22,527	11,506	4,641
Average Prices:
Natural gas (per Mcf)	$3.19	$4.20	$4.50
Oil (per Bbl)	$93.47	$108.74	$81.47
Production Costs:
Natural gas (per Mcf)	$Nil	$Nil	$15.72
Oil (per Bbl)	$26.78	$17.21	$17.43

Productive Wells

The following table summarizes information at October 31, 2012, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by our company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Mississippi	4	1	5	0.27	0.27	0.54

Total	4	1	5	0.7	.27	0.54

Unaudited Oil and Gas Reserve Quantities

The unaudited reserve estimates for Mississippi, as of October 31, 2012, were prepared by Veazey & Associates, an independent petroleum engineering firm.

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

Unaudited net quantities of proved developed and undeveloped reserves of crude oil and natural gas (all located within United States) are as follows:

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	15,518,360
Future production costs	(3,883,845)
Future development costs	(1,103,551)
Future net cash flows - undiscounted	10,530,964
10% annual discount for estimated timing of cash flows	(2,435,351)
Standardized measure of discounted future net cash flows	8,095,613

Year-end price per Bbl of oil used in making standardized measure determinations as of October 31, 2012 was $111.61.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of October 31, 2012.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	155.79	-	155.79
Adjustments of reserves in place	5.78	-	5.78
Productions	(22.53)	-	(22.53)
End of year reserves	139.04	-	139.04

Proved developed reserves:
Beginning of the year reserve	68.07	-	68.07
End of year reserves	56.14	-	56.14

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of October 31, 2012. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net

Mississippi	220	132	1,160	316.72
Total	220	132	1,160	316.72

Drilling Activity

     The following table sets forth our drilling activity during the years ended October 31, 2012, 2011 and 2010.

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive
Dry			1

Development wells:
Productive					2	1.28
Dry					1.64

Total wells					2	1.92

Item 3. Legal Proceedings

On October 20, 2011 Lexaria Corp., (the “Company”) was served with an amended complaint filed on behalf of John M. Deakle in the Circuit Court of Hinds County, Mississippi. The complaint included the Company as one of the defendants and alleges breach of contract as well as mismanagement of the drilling activity and improper billing by Griffin and Griffin, the operator on the Company’s Belmont Lake oil and gas properties. Deakle specifically alleges that the Company pressured Griffin and Griffin to undertake the drilling of unnecessary wells for their own benefit. The complaint requests injunctions to enjoin the operator from drilling additional wells on the Belmont Lake property, declaratory judgments stating, apart from other things, that Deakle’s rights under the joint operating agreement were breached, and punitive damages.

The Company believed that this was a frivolous suit, devoid of any merit as it related to the Company’s activities, and defended its position. Additionally, the Company considered filing a countersuit against Deakle for damages caused by Deakle’s refusal to comply with the terms of the joint operating agreement, the unwarranted interruption of drilling activity on the property as a result of Deakle’s action, as well as costs associated with defending the lawsuit.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2010	$0.29	$0.12
January 31, 2011	$0.35	$0.15
April 30, 2011	$0.50	$0.26
July 31, 2011	$0.40	$0.20
October 31, 2011	$0.35	$0.26
January 31, 2012	$0.30	$0.23
April 30, 2012	$0.15	$0.11
July 31, 2012	$0.12	$0.05
October 31, 2012	$0.12	$0.01
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark- up, mark-down or commission, and may not represent actual transactions.

(2) No high or low bid prices for our common stock were recorded for the period indicated.

As of January 29, 2013, there were 29 holders of record of our common stock. As of such date, 16,431,452 shares of common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2012.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plans described below:

2007 Equity Plan

On April 25, 2007, our shareholders approved our 2007 Equity Incentive Stock Option Plan.

The 2007 Plan permits our company to issue up to 500,000 shares of our common stock to eligible employees and directors of our company upon the exercise of stock options granted under the 2010 Plan. As of October 31, 2012, there is 100,000 option outstanding under the 2007 Plan.

2010 Equity Compensation Plan

On February 26, 2010, our shareholders approved and adopted our 2010 equity incentive plan.

The 2010 Plan permits our company to issue up to 1,800,000 shares of our common stock to directors, officers, employees and eleigble consultants of our company upon the exercise of stock options granted under the 2010 Plan. As of October 31, 2012, there are 1,725,000 options outstanding under the 2010 Plan.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Equity compensation plans approved byshareholders:
2007 Equity compensation plan	Nil	Nil	100,000
2010 Equity compensation plan	1,725,000	$0.26	75,000
Total	1,725,000	0.26	175,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2012.

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

Results of Operations for our Years Ended October 31, 2012 and 2011

Our net loss and comprehensive loss for the year ended October 31, 2012, for the year ended October 31, 2011 and the changes between those periods for the respective items are summarized as follows:

	Year Ended October 31, 2012 $	Year Ended October 31, 2011 $	Change Between Year Ended October 31, 2012 and Year Ended October 31, 2011 $
Revenue	$1,357,762	$1,133,766	$223,996
Other (income)expenses	Nil	Nil	Nil
General and administrative	826,002	1,004,137	(178,135)
Interest expense	237,641	223,673	13,968
Write down in carrying value of oil and gas properties	Nil	Nil	Nil
Consulting fees	239,260	262,134	(22,874)
Oil and gas operating expenses	326,670	297,656	29,014
Professional Fees	166,498	90,448	76,050
Net Income (loss)	(251,508	(538,226	344,520

Revenue

Our revenue increased by $223,996 during the year ended October 31, 2012. The increase in our oil and gas revenues for our year ended October 31, 2012 was largely due to increased production volumes for oil wells PP F-12-1 and PP F-12-3 along with production from wells 12-4 and 12-5. Wells PP F-12-1 and PP F-12-3 both underwent significant reworks during the year that resulted in improved oil production.

General and Administrative

Our general and administrative expenses decreased by $178,135 during the year ended October 31, 2012. The decrease in our general and administrative expenses for our year ended October 31, 2012 was due to decreased costs for stock based compensation, consulting, travel, foreign exchange and advertising.

Professional Fees

Our professional fees increased by $76,050 during the year ended October 31, 2012. There was an increase in accounting, audit and legal fees for our year ended October 31, 2012 in connection with the preparation and filing of a Form S-1 and short form prospectus. These fees are not expected to be experienced again until and unless such time as the Company decides to make similar prospectus filings.

Interest Expense

Interest expense increased by $13,968 during the year ended October 31, 2012. The increase in interest expense for our year ended October 31, 2012 is due to the convertible debt financing made to the Company.

Oil and Gas Operating Expenses

Oil and gas operating expenses increased to $326,670 during the year ended October 31, 2012. The increase in oil and gas operating expenses for our year ended October 31, 2012 was due to the increased production volumes for oil wells PP F-12-1 and PP F-12-3 along with production from wells 12-4 and 12-5. PP F-12-1 and PP F-12-3 both underwent significant reworks during the year that resulted in improved oil production. An average price of $102.75 per barrel was received during the 2012 fiscal year compared to an average of $103.53 per barrel for fiscal year 2011. Our net interests in the wells of Belmont Lake, had production volumes for the fiscal year ending October 31, 2012 were approximately 22,526 barrels, compared to production volumes for the year ending October 31, 2011 which were approximately 12,044. The operating cost per barrel for October 31, 2012 was approximately $14.50 and the cost per barrel for October 31, 2011 was approximately $24.71.

Liquidity and Financial Condition

Working Capital	At	At
	October 31,	October 31,
	2012	2011
Current assets	$472,925	$264,228
Current liabilities	1,711,332	1,078,583

Working capital (deficiency)	$(1,238,407)	$(814,355)

The Company has a working capital deficiency of $1,238,407 as of October 31, 2012. Historically the Company has funded operations from debt or equity financings and will attempt to do the same going forward, No assurances can be provided that the company will be successful in raising additional funds. Our oilfield operations (excluding G&A and other corporate expenses) generated $1,357,762 in revenue in the year ended October 31, 2012 while our field operating costs were $326,670, generating positive oil field cash flow of $1,031,092 prior to depletion and G&A expenses. The Company will need to refinance or renegotiate its debt obligations; operating requirements; and capital expenditures to whatever extent its oil field operations are unable to do so.

Cash Flows	Year Ended
	October 31,	October 31
	2012	2011
Cash flows from (used in) operating activities	$135,943	109,837
Cash flows (used in) investing activities	(274,132)	(1,002,630)
Cash flows from (used in) financing activities	287,502	861,005
Net increase (decrease) in cash during year	$149,313	(31,788)

Operating Activities

Net cash provided in operating activities was $228,280 for the year ended October 31, 2012 compared with cash used in operating activities of $195,103 in the same period in 2011. This difference was largely due to the decrease in the prepaid deposit that was capitalized.

Investing Activities

Net cash used in investing activities was $378,967 for the year ended October 31, 2012 compared to net cash used in investing activities of $697,690 in the same period in 2011. During the fiscal 2012 year, the Company focused its cash investing activities primarily on the workovers of the PP F-12-1 and PP F-12-3 wells, as well as on the Plug and Abandonment program of several old, inactive wells drilled in earlier years. During the earlier 2011 fiscal year the Company’s cash investing had been focused primarily on the drilling of the then-new PP F-12-4 and PP F-12-5 wells.

Financing Activities

Net cash provided in financing activities was $300,000 for the year ended October 31, 2012 compared to net cash provided of $861,005 in the same period in 2011. This is attributable to the convertible debt financing completed on December 16, 2010, and the exercising of warrants and stock options in 2011. For the year ended October 31, 2012, there was a convertible debt financing completed on December 1, 2011 and a loan provided to the Company on March 30 and July 31, 2012.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has a net loss of $251,508 for the year ended October 31, 2012 [2011 – net loss of $538,226] and at October 31, 2012 had a deficit of $4,714,126 [2011 – $4,462,618]. Our company has working capital deficiency of $1,238,407 as at October 31, 2012 [2011 - $814,355]. Our company requires additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that we will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Not Applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LEXARIA CORP.

We have audited the balance sheets of Lexaria Corp. (the “Company”) as at October 31, 2012 and 2011 and the related statements of stockholders’ equity, operations and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2012 and 2011 and the result of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
January 29, 2013	Chartered Accountants

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	October 31	October 31
	2012	2011
ASSETS

Current
Cash and cash equivalents	$180,514	$31,201
Accounts receivable	290,936	230,880
Prepaid expenses and deposit	1,475	2,147
Total Current Assets	472,925	264,228

Deferred charges	-	33,092
Oil and gas properties (Note 5)
Proved property	3,699,535	3,717,866
Prepayment for oil and gas exploration	-	304,890
Unproved properties	19,293	19,293
	3,718,828	4,042,049
TOTAL ASSETS	$4,191,753	$4,339,369

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$67,043	$322,313
Loan payable (Note 6)	1,642,520	754,501
Due to a related party (Note 8)	1,769	1,769

Total Current Liabilities	1,711,332	1,078,583

Loan Payable (Note 6)	-	599,438
Asset retirement obligations (Note 7)	59,245	-

TOTAL LIABILITIES	1,770,577	1,678,021

STOCKHOLDERS' EQUITY

Share Capital
Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 16,431,452 common shares at October 31, 2012 (16,431,452 common shares at October 31, 2011)	16,431	16,431
Additional paid-in capital	7,118,871	7,107,535
Deficit	(4,714,126)	(4,462,618)

Total Stockholders' Equity	2,421,176	2,661,348

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,191,753	4,339,369

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	YEARS ENDED
	October 31
	2012	2011
Revenue
Natural gas and oil revenue	1,357,762	1,133,766

Cost of revenue
Natural gas and oil operating costs	326,670	297,656
Depletion	456,598	370,199
	783,268	667,855

Gross profit (loss)	574,494	465,911

Expenses
Accounting and audit	40,643	32,433
Insurance	6,677	8,749
Advertising and promotions	3,466	40,920
Bank charges and exchange loss	8,965	55,052
Stock Based Compensation	11,336	179,789
Consulting (note 8)	239,260	262,134
Depreciation	-	425
Fees and Dues	62,506	36,454
Interest expense from loan payable (note 6)	237,641	223,673
Investor relations	29,616	29,153
Legal and professional	125,855	58,015
Office and miscellaneous	2,966	5,181
Rent	15,434	14,620
Telephone	4,135	3,047
Taxes	14,042	5,977
Training	-	268
Travel	23,460	48,247
	826,002	1,004,137

Net (loss) for the year	(251,508)	(538,226)

Basic and diluted (loss) per share	(0.02)	(0.04)

Weighted average number of common shares outstanding - Basic and diluted	16,431,452	13,451,758

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	YEARS Ended
	October 31
	2012	2011
Cash flows from (used in) operating activities
Net (loss) for the year	$(251,508)	$(538,226)

Adjustments to reconcile net loss to net cash used in operating activities:
Consulting -Debt Settlement	-	9,376
Consulting - Stock based compensation	11,336	179,789
Depreciation	-	425
Depletion	456,598	370,199
Foreign exchange gain / loss	1,078	52,823
Accredited interest on loan payable	-	6,334

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(60,056)	(156,001)
(Increase)/Decrease in prepaid expenses and deposit	33,765	241
Increase/(Decrease) in accounts payable	(55,270)	184,877
Net cash from (used in) operating activities	135,943	109,837

Cash flows (used in) investing activities

Oil and gas property acquisition and exploration costs	(274,132)	(1,002,630)
Net cash used in investing activities	(274,132)	(1,002,630)

Cash flows from financing activities

Proceeds from loan payable	100,000	329,903
Proceeds from private placement and convertible debt	200,000	36,908
(Payment) of loan payable	(12,498)	-
Proceeds from Stock Options and warrant	-	494,194
Net cash from financing Activities	287,502	861,005

Increase (Decrease) in cash and cash equivalents	149,313	(31,788)

Cash and cash equivalents, beginning of year	31,201	62,989

Cash and cash equivalents, end of year	$180,514	$31,201

Supplemental information of cash flows:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For Years Ended October 31, 2012 and October 31, 2010
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2010	12,926,348	12,926	6,065,118	(3,924,392)	2,153,653

Warrant conversion @$0.22	66,300	66	14,520		14,586

Issuance of common stock per Settlement Agreement at $0.23 per share	40,761	41	9,335		9,375

Warrants for Convertible Debt			20,562		20,562

Issuance of common stock per stock option Exercise	106,250	106	21,144		21,250

Issuance of common stock per warrant exercise @ $0.20	2,173,043	2,173	432,436		434,609

Issuance of common stock per stock option exercise @ $0.20	118,750	119	23,631		23,750

Issuance of common stock per PP @ $0.35	200,000	200	69,800		70,000

Stock Options @$0.35			179,789		179,789

Issuance of common stock per Agreement at $0.30 per share	800,000	800	239,200		240,000

Issuance of common stock for oil

& gas property @ $0.34			32,000		32,000

Comprehensive income (loss):
(Loss) for the year				(538,226)	(538,226)

Balance, October 31, 2011	16,431,452	16,431	7,107,535	(4,462,618)	2,661,348

Stock Options @ $0.30			9,589		9,589

Stock Options @ $0.20			1,747		1,747

Comprehensive income (loss): (Loss) for the year				(251,508)	(251,508)

Balance, October 31, 2012	16,431,452	16,431	7,118,871	(4,714,126)	2,421,176

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2012
(Expressed in U.S. Dollars)
(Audited)

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

These financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has recurring operating loss and required additional funds to maintain its operations. Management’s plans in this regard are to raise equity and/or debt financing as required.

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

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At October 31, 2012 and 2011, the Company had no overproduced imbalances.

c)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of October 31, 2012 and 2011, cash and cash equivalents consist of cash only.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. Significant estimates are required in the valuation of deferred tax assets, asset retirement obligations, share-based payment arrangements and proved oil and gas reserves, and such estimates may impact the amount at which such items are recorded.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, loan payable and due to a related party. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, loans payable and due to a related party approximate their fair values due to their short maturities. The carrying values of the Company‘s long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company.

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

The Company places its cash and cash equivalent with high credit quality financial institution. As of October 31, 2012, the Company had approximately $171,845 in a bank beyond insured limit (October 31, 2011: $15,487).

The revenues were generated from the Company’s sole customer for fiscal year 2012 and 2011; the corresponding accounts receivable balances were $257,693 and $194,293 at October 31, 2012 and 2011, respectively.

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

In September 2011, FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. The adoption of ASU 2011-08 does not have significant impact on the Company’s financial statements.

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

Share Issuances

On November 16, 2010, the Company settled the debt incurred as a result of a consulting agreement, being $9,375 to Mr. Tom Ihrke by issuing 40,761 restricted common shares of the Company at a price of $0.23 per share.

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

As at October 31, 2012, Lexaria Corp. has 16,431,452 shares issued and outstanding and 1,971,429 warrants issued and outstanding.

A summary of warrants as at October 31, 2012 is as follows:

Number	Exercise	Expiry
Outstanding [1]	Price	Date

1,771,429	$0.40	November 30, 2012 *
200,000	$0.50	July 13, 2013
1,971,429	$0.41

1. Each warrant entitles a holder to purchase one common share.

* Expired subsequent to year end unexercised.

5.	Oil and Gas Properties

	(a)	Proved properties

Properties	October 31,	Addition	Depletion	October 31,
	2011			2012
U.S.A. – Proved property	$3,717,866	$438,267	$ (456,598)	$3,699,535

Properties	October 31,	Addition	Depletion	October 31,
	2010			2011
U.S.A. – property	Proved$ 3,118,376	$969,689	$(370,199)	$3,717,866

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

On April 3, 2009, the Company entered into an Asset Purchase Agreement to acquire additional interests in its existing core producing Mississippi oil and gas properties. The Company paid $40,073 to acquire additional 2% working interest in the proven Belmont Lake oil and gas and an additional 10% working interest in potential nearby exploration wells. At this time the total working interest for Belmont Lake is 32%; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions is 60%.

The Company had a short-lived opportunity to acquire additional fractional interests in the Belmont Lake 12-4 well which was expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including Lexaria. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, the Company entered into four separate assignment agreements, three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,609 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia, a company with related management, had acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and Kelowna Resources Group formerly known as 0743608 BC Ltd. a company owned by the President of the Company, acquired from Lexaria a 11.60% gross interest in the non-consent interest in the 12-4 well.

On May 31, 2010, the Company signed a Settlement Agreement with Enertopia Corp., whereby the Company issued 499,893 units at $0.12 per unit and each unit consists of one restricted common share and one share purchase warrant at $0.20 per share for a period of two years in exchange for the working interest initially assigned on August 28, 2009.

On June 16, 2010, the Company signed a Settlement Agreement with a third party, who had originally participated in the August 28, 2009, opportunity in the non-consent interest for Belmont Lake 12-4. The Company returned back $144,063 to the third party and cancelled its participation.

On July 29, 2010, the Company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 were proposed to be drilled. To take best advantage of this opportunity, the Company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. The Company received total proceeds of $324,677 to fund additional interests in these wells. As a result, the Company had a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of Lexaria, acquired from Lexaria a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and Kelowna Resources Group formerly known as 0743608 BC Ltd. a company owned by the President of the Company, acquired from Lexaria a 20.79% gross interest in the non-consent interest in the two of the three vertical wells; an advisor to the Company acquired from Lexaria 2.46% gross interest in the non-consent interest in two of the three vertical wells.

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

1.	$200,000 on the August 12, 2011 (the "Initial Payment") (paid), and

2.

$200,000 on or before November 12, 2011; or interim payments, as agreed, in the amount of $10,000 per month for up to 3 months following November 12, 2011 with the remaining balance of $200,000 then due and payable (the "Final Payment"), and, should Lexaria not make the final payment on February 12, 2011 a penalty of $500 per day (the “Penalty Payments”) beginning one day after February 12, 2011 and accruing until the balance of the $200,000 Final Payment is made to the Vendor. Both the Vendor and the Purchaser agreed that, should any Penalty Payments be due, such Penalty Payments are not deductible from the balance of the $200,000 Final Payment. As at October 31, 2012, the Company has paid $230,000, including the interim payments and Final Payment.

3.	800,000 shares of restricted common stock issued from Lexaria treasury were issued on August 12, 2011.

During the year ended October 31, 2012, additional expenditures of $378,967 were incurred for workovers and there were additional well interest changes or workovers pending of wells PP F-12, PP F12-3, and PP F29.

As of October 31, 2012, the Company’s working interest and production in PPF-12-4 and PPF-12-5 well located at Belmont Lake, Mississippi, with carrying values of $1,000,000, are used as security for the convertible debentures issued on November 30, 2010, December 16, 2010 and December 1, 2011 (see note 7 (b) and (c), with aggregate amount of $820,000.

(b)	Unproved Properties

Properties	October 31,	October 31,
	2012	2011

U.S.A.-Unproved properties	$19,293	19,293

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

On December 16, 2010, the Company entered into an assignment agreement with Emerald Atlantic LLC, solely owned by a Director of the Company (the “Assignee”), whereby the Assignee has paid a fee of $30,076 to earn 18% of a 4.423% share of the Company’s net revenue interest after field operating expenses for a well USA 1-27 that was subsequently drilled in Wilkinson County and found to have no economic oil or gas reserves.

6.	Loan Payable

Carrying amounts
Notes	Nature	Original amounts	October 31, 2012	October 31, 2011
		$	$	$

a)	Promissory Note	75,000	75,000	75,000
b)	Convertible debentures	620,000	610,073	599,438
c)	Convertible debentures	200,000	200,000	-
d)	Promissory Note	50,000	50,000	-
e)	Promissory Note	50,000	50,000	-
f)	Promissory Note	657,447	657,447	679,501
Total Outstanding		1,652,447	1,642,520	1,353,942
Loan payable - current		1,652,447	1,642,520	754,501
Loan payable - long term		-	-	599,438

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

We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1,000,000 as of October 31, 2012. One director of the Company and Emerald Atlantic LLC, solely owned by the director, subscribed the convertible debentures with amount of $50,000.

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

c)

On December 1, 2011, the Company closed a private placement offering of convertible debentures in the aggregate amount of $200,000. The convertible debentures mature on December 1, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common share and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1,000,000 as of October 31, 2012. Two directors of the Company, David DeMartini and Christopher Bunka, via CAB Financial Services Ltd, solely owned by the director, subscribed to the convertible debentures with the amount of $200,000.

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

d)

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

e)

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

f)

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

During the fiscal year of October 31, 2011, the Company has paid down the debt by CAD$185,000 and the carrying amount of the secured loan is $657,447 as of October 31, 2012.

7.	Asset retirement obligations

Remediation, reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties as well as remediation costs for inactive properties. The Company uses assumptions about future costs, capital costs and reclamation costs. Such assumptions are based on the Company’s current mining plan and the best available information for making such estimates. In calculating the present value of the asset retirement obligation the Company used a credit-adjusted risk free interest rate of 10% and a projected mine life of 12 years. On an ongoing basis, management revaluates its estimates and assumptions; however, actual amounts could differ from those based on such estimates and assumptions.

Changes to the Company’s asset retirement obligation on its Palmetto Point project are as follows:

	October 31,	October 31,
	2012	2011
Asset retirement obligation – beginning balance	$-	-
Incurred	59,245	-
Asset retirement obligation – ending balance	59,245	-

8.	Related Party Transactions

(a)

For the year ended October 31, 2012, the Company paid / accrued $96,000 to CAB (2011: $96,000), Tom Ihrke, the VP of business development, $7,908 (2011: $34,375), and BKB Management Ltd.(“BKB”) CAD$66,000 (2011: CAD$64,000) for management, consulting and accounting services. CAB is owned by the president of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 7f). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the year ended October 31, 2012, the Company paid interest expenses of CAD $27,275 (2011: CAD$41,509).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 7f). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the year ended October 31, 2012, the Company paid interest expenses of CAD $71,610 (2011: CAD$71,610).

(d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7a). For the year ended October 31, 2012, the Company paid interest expenses of $13,500 (2011: $13,500).

(e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the year ended October 31, 2012, the Company incurred interest expenses of $3,500 (2011: $nil).

(f)

On July 20, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the year ended October 31, 2012, the Company incurred interest expenses of $1,556 (2011: $nil) and paid back principal of $12,498 (2011: $nil) .

(g)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 7c). For the year ended October 31, 2012, the Company paid interest expense of $22,000 (2011: $Nil).

(h)	Included in accounts payable, $55,011 (2011: $94,696) was payable to companies controlled by the president, key management personnel and directors of the Company.

(i)

For the year ended October 31, 2012, the Company has paid/accrued $67,377 (2011: $153,563) to Kelowna Resources Group formerly known as 0743608 BC Ltd.; $28,323 (2011:$64,553) to Emerald Atlantic LLC; and, $6,796 to Tom Ihrke (2011: $18,196) for their respective Non-consent Interests in Belmont Lake. Kelowna Resources Group, formerly known as 0743608 BC Ltd., is owned by the president of the Company, and Emerald Atlantic LLC is owned by a Director of the Company.

(j)	See Note 5, 6, and 7.

9.	Stock Options

On July 11, 2011, the Company granted 700,000 stock options to directors and officers of the Company with an exercise price of $0.35 per share, vested immediately and expiring on July 11, 2016.

On November 15, 2011, the Company granted 40,000 stock options to consultants of the Company with an exercise price of $0.30 per share, vested immediately and expiring on November 15, 2016. The options have been cancelled as of October 31, 2012.

On September 28, 2012, the Company granted 25,000 stock options to Directors and Officers of the Company with an exercise price of $0.20 per share, vested immediately and expiring on September 28, 2017.

For the stock options granted during the year, the exercise price is greater than the market price at grant date and the weighted average exercise price $0.26 (2011: $0.35) and the weighted average fair value is $0.17 (2011:$0.26) .

For the year ended October 31, 2012, the Company recorded a total of $11,336 (2011: $179,789) for stock based compensation expenses.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended October 31, 2012	Year ended October 31, 2011
Expected volatility	129.14%-152.92%	131.14%
Risk-free interest rate	2.75%	2.75%
Expected life	5 years	5 years
Dividend yield	0.0%	0.0%

A summary of the stock options for the year ended October 31, 2012 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2010	1,525,000	$0.20
Granted	700,000	0.35
Exercised	(225,000)	0.20
Expired	(300,000)	0.20
Balance, October 31, 2011	1,700,000	$0.26
Granted	65,000	0.25
Expired	(40,000)	0.30
Balance, October 31, 2012	1,725,000	$0.26

The Company has the following options outstanding and exercisable:

October 31, 2012		Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
$0.20	150,000	2.80 years	$0.20	150,000	$0.20
$0.20	850,000	2.23 years	$0.20	850,000	$0.20
$0.35	700,000	3.70 years	$0.35	700,000	$0.35
$0.20	25,000	4.91 years	$0.20	25,000	$0.25
Total	1,725,000	2.91 years	$0.26	1,725,000	$0.26

10.	Commitments, Significant Contracts and Contingencies

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

During the year ended October 31, 2012, one pending lawsuit against the Company was settled, which has no material effect on the Company.

See also Note 6 and 7.

11.	Income Tax

The Company is subject US tax laws. The following table reconciles the expected income taxes expense (recovery) at the US statutory income tax rates to the amounts recognized in the consolidated statements of operations for the years ended October 31, 2012 and 2011:

		2012		2011
Income (loss) before taxes		$(251,510)		$(538,226)
Statutory tax rate		35%		35%
Expected income tax (recovery)		$(88,028)		$(188,379)
Non-deductible items		$7,080		$62,926
Change in estimates		$(58,748)	$	Nil
Change in valuation allowance		$139,696		$125,453
Total income taxes (recovery)	$	Nil	$	Nil

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at October 31, 2012 and 2011 are comprised of the following:

		2012		2011
Net capital loss carryforwards		$1,548,213		$1,408,175
Financial instrument		$(341)		$-
		$1,547,871		$1,408,175
Valuation allowance		$(1,547,871)		$(1,408,175)
Net deferred tax assets (liabilities)	$	Nil	$	Nil

The Company has net operating loss carryforwards of approximately $4,423,000 which may be carried forward to apply against future year income tax for US tax purposes.

Year	Amount
2025	$76,000
2026	508,000
2027	1,056,000
2028	720,000
2029	753,000
2030	552,000
2031	538,000
2032	220,000

Total	$4,423,000

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determinable that future taxable profit will be available against which the Company can utilize such deferred income tax assets.

12.	Segmented Information

The Company’s business is considered as operating in one segment (Oil and gas in the United States) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

13.	Subsequent Events

(a)

On November 22, 2012 the Company entered into an Amendment to existing debt agreements of total carrying amount of $720,073 as at October 31, 2012, with maturity dates of month to month and December 1, 2012 with CAB Financial Services Ltd., David DeMartini, Emerald Atlantic LLC, and other debt holders of the Company, whereby the various lenders have agreed to modify various terms of the earlier agreements and provide for a final debt repayment schedule ending in December 2013. The Company will repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement.

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

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of October 31, 2012. These estimates were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$

Future cash inflows	15,518,360
Future production costs	(3,883,845)
Future development costs	(1,103,551)
Future net cash flows - undiscounted	10,530,964
10% annual discount for estimated timing of cash flows	(2,435,351)
Standardized measure of discounted future net cash flows	8,095,613

Year-end price per Bbl of oil used in making standardized measure determinations as of October 31, 2012 was $111.61.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of October 31, 2012.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	155.79		- 155.79
Adjustments of reserves in place	5.78		- 5.78
Productions	(22.53)		- (22.53)
End of year reserves	139.04		- 139.04

Proved developed reserves:
Beginning of the year reserve	68.07		- 68.07
End of year reserves	56.14		- 56.14

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

As of October 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Christopher Bunka	Chairman, Director and Chief Executive Officer	51	October 26, 2006 February 14, 2007
Bal Bhullar	Chief Financial Officer and Director	43	May 12, 2009
David DeMartini	Director	70	September 8, 2009
Dustin Elford	Director	66	July 8, 2011
Nicholas Baxter	Director	59	July 8, 2011
Tom Ihrke	Vice President, Business Development	46	August 5, 2011

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

Mr Bunka is Chairman/CEO of Enertopia Corp, (symbol ENRT-OTC) a clean energy company. Mr. Bunka is a director of Defiance Capital Corp., (symbol DEF-TSXV) a Canadian resource company.

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

Previously, Ms. Bhullar has held various positions as President of BC Risk Management Association of BC, and served as Director and CFO of private and public companies. Currently, Ms. Bhullar serves as a Director and CFO for Bare Elegance Medspa, CFO for public company Enertopia Corp (symbol ENRT-OTC; TOP-CNSX) and former CFO for ISEE3D Inc. (symbol ICT-TSXV).

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended October 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of October 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2012 and 2011; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2012 and 2012, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non- Equity Incentive Plan Compensa tion ($)	Nonqualifi ed Deferred Compensa tion Earnings ($)	All Other Compensa - tion ($)	Total ($)
Christopher Bunka(1), President, Chief Executive Officer, &	2012 2011	96,000 96,000	Nil Nil	Nil Nil	Nil 51,360	Nil Nil	Nil Nil	Nil Nil	96,000 147,360
Bal Bhullar(2), Chief Financial Officer	2012 2011	66,000 64,890	Nil Nil	Nil Nil	Nil 25,680	Nil Nil	Nil Nil	Nil Nil	66,000 90,570
Tom Ihrke(3) Sr. Vice President, Business Development	2012 2011	7,908 34,375	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	7,908 34,375

(1)	Mr. Bunka was appointed president and chief executive officer on October 26, 2006, and was chief financial officer of our company from February 14, 2007 until May 12, 2009.

(2)	Ms. Bhullar was appointed Chief Financial Officer on May 12, 2009

(3)	Mr. Ihrke was appointed Senior Vice President, Business Development on August 5, 2010.

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

Option Exercises

During our fiscal year ended October 31, 2012, no options were exercised by our named officers.

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

Compensation Committee Report

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 7, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Christopher Bunka Kelowna BC Canada	5,693,611 (1)	32.69%
Bal Bhullar Vancouver, BC	441,250 (2)	2.62%
David DeMartini, Texas, Houston	4,152,679(3)	24.14%
Tom Ihrke South Carolina	425,385(4)	2.56%
Dustin Elford Vancouver, BC	150,000(5)	.9%
Nicholas Baxter Aberdeenshire, UK	150,000(6)	.9%
Directors and Executive Officers as a Group (6 persons) (4)	10,712,925	63.82%

* Less than 1%.

(1) Includes 3,219,336 shares held in the name of C.A.B. Financial Services and 1,488,561 shares held directly by Chris Bunka. Includes 285,714 convertible debt warrants held in the name of C.A.B. Financial Services. Includes 700,000 options which are exercisable at $0.20 and $0.35 within 60 days of January 7, 2013.

(2) Includes 400,000 options which are exercisable at $0.20 and $0.35 within 60 days January 7, 2013.

(3) Includes 771,429 in convertible debt warrants and 100,000 options which are exercisable at $0.20 and $0.35 within 60 days of January 7, 2013.

(4) Includes 175,000 options which are exercisable at $0.20 within 60 days of January 7, 2013.

(5) Includes 150,000 options which are exercisable at $0.35 within 60 days of January 7, 2013.

(6) Includes 150,000 options which are exercisable at $0.35 within 60 days of January 7, 2013.

(7) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 12, 2013. As of January 12, 2013, there were 16,431,452 shares of our common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2012 and for fiscal year ended October 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2012	October 31, 2011
Audit Fees	22,268	17,941
Audit Related Fees	16,386	14,492
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	38,654	32,433

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by MNP LLP for the fiscal years ended October 31, 2012 and October 31, 2011 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $16,386 audit related fees paid toMNP LLP for the fiscal year ended October 31, 2012 and $14,492 for the fiscal year ended October 31, 2011.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended October 31, 2012 and October 31, 2011, we did not use MNP LLP for non-audit professional services or preparation of corporate tax returns.

We do not use MNP LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage MNP LLP to provide compliance outsourcing services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Document Description

(3)	Articles of Incorporation and By-laws

3.1(1)	Articles of Incorporation (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)

3.2(1)	Bylaws (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)

3.3(9)	Amendments to Articles of Incorporation (Incorporated by reference from our current report on Form 8-K filed on June 23, 2009)

3.4(10)	Amended and restated Bylaws (Incorporated by reference from our current report on Form 8-K filed on December 22, 2009)

(10)	Material Contracts

10.2(1)	Griffin Model Form Operating Agreement (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)

10.3(1)	Griffin Drilling Program Agreement (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)

10.5(3)	Consulting Agreement with CAB Financial Services Ltd. (Incorporated by reference from our current report on Form 8-K filed)

10.6(4)	Agreement with Brink Resources (Incorporated by reference from our current report on Form 8-K filed on June 21, 2007)

10.7(4)	Agreement with 0743608 BC Ltd.

10.8(5)	Amended Agreement and Promissory Notes (Incorporated by reference from our current report on Form 8-K filed on October 22, 2010)

10.9(6)	Consulting Agreement with CAB Financial Services Ltd. (Incorporated by reference from our current report on Form 8-K filed on December 1, 2008)

10.10(7)	Agreement with Delta Oil & Gas, Inc. and The Stallion Group (Incorporated by reference from our current report on Form 8-K filed on April 7, 2009)

10.11(8)	Agreement with BKB Management Ltd. (Incorporated by reference from our current report on Form 8-K filed on May 19, 2009)

10.12(11)	Equity Compensation Plan 2007 (Incorporated by reference from our current report on Form S8 filed on May 7, 2007)

10.17(17)	Assignment Agreements and Loan Agreement (Incorporated by reference from our current report on Form 8-K filed on September 13, 2010)

10.18(18)	Consulting Agreement with Tom Ihrke (Incorporated by reference from our current report on Form 8-K filed on August 6, 2010)

10.19(19)	Equity Compensation Plan 2010 (Incorporated by reference from our current report on Form 8-K filed on January 21, 2010)

10.20(20)	Form of Convertible Debenture (Incorporated by reference from our current report on Form 8-K filed on November December 1, 2010)

10.21*	Consulting Agreement with Tom Ihrke

14.1(14)	Code of Business Conduct and Ethics (Incorporated by reference from Form SB-2 Registration Statement filed on September 20, 2007)

(23)	Consents of experts and Counsel

23.1	Consent of MNP LLP Chartered Accountants

(31)	Rule 13a-14(a)/15d-14(a)

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer

31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer

32.2*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer

(99)	Exhibit No.

99.1(15)	Haas Reserve Reports (Incorporated by reference from our current report on Form 8-K filed on July 17, 2007)

99.2	Reserve Report

101.INS	XBRL Instance Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)

101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: January 29, 2013

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 29, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: January 29, 2013

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 29, 2013

By: /s/ David DeMartini
David DeMartini
Director