Form 10-Q
period 2013-01-31
LEXARIA CORP.
filed 2013-03-13
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

16,431,452 common shares issued and outstanding as of January 31, 2013

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended January 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	January 31	October 31
	2013	2012
ASSETS
Current
Cash and cash equivalents	$38,937	$180,514
Accounts receivable	239,911	290,936
Prepaid expenses and deposit	5,931	1,475

Total Current Assets	284,779	472,925
Capital assets, net	-	-
Oil and gas properties (Note 5)
Proved property	3,619,078	3,699,535
Prepayment for oil and gas exploration	-	-
Unproved properties	19,293	19,293
	3,638,371	3,718,828
TOTAL ASSETS	$3,923,150	$4,191,753

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable and accrued liabilities	$77,439	$67,043
Loan payable (Note 6)	1,475,595	1,642,520
Due to a related party (Note 8)	1,769	1,769

Total Current Liabilities	1,554,803	1,711,332

Asset Retirement Obligations (Note 7)	59,245	59,245

TOTAL LIABILITIES	1,614,048	1,770,577

STOCKHOLDERS' EQUITY

Share Capital
Authorized:
200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 16,431,452 common shares at January 31, 2013 (16,431,452 common shares at October 31, 2012)	16,431	16,431
Additional paid-in capital	7,118,871	7,118,871
Deficit	(4,826,200)	(4,714,126)
Total Stockholders' Equity	2,309,102	2,421,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,923,150	4,191,753

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For Three Months Ended January 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

	THREE MONTH ENDED
	January 31
	2013	2012
Revenue
Natural gas and oil revenue	351,491	249,383

Cost of revenue
Natural gas and oil operating costs	105,565	79,635
Depletion	117,598	65,570
	223,163	145,205
Gross profit (loss)	128,328	104,178

Expenses
Accounting and audit	30,081	-
Insurance	1,475	2,147
Advertising and promotions	338	1,846
Bank charges and exchange loss	2,436	469
Stock Based Compensation	-	9,589
Consulting (note 9)	51,618	75,892
Fees and Dues	9,522	10,175
Interest expense from loan payable (note 6,7)	116,457	53,098
Investor relation	-	17,537
Legal and professional	14,746	40,392
Office and miscellaneous	4,179	1,127
Rent	3,919	3,754
Telephone	1,584	650
Travel	4,047	6,423
	240,402	223,099

Net (loss) for the period	(112,074)	(118,921)
Basic and diluted (loss) per share	(0.01)	(0.01)
Weighted average number of common shares outstanding
- Basic and diluted	16,431,452	16,431,452

The accompanying notes are an integral part of these financial statements

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For Three Months Ended January 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

	COMMON STOCK
			ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, October 31, 2011	16,431,452	16,431	7,107,535	(4,462,618)	2,661,348
Stock Options @ $0.30	-	-	9,589	-	9,589
Stock Options @ $0.20	-	-	1,747	-	1,747
Comprehensive income (loss):				(251,508)	(251,508)
(Loss) for the year	-	-	-
Balance, October 31, 2012	16,431,452	16,431	7,118,871	(4,714,126)	2,421,176
Comprehensive income (loss):
(Loss) for the period	-	-	-	(112,074)	(112,074)

Balance, January 31, 2013	16,431,452	16,431	7,118,871	(4,826,200)	2,309,102

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
For Three Months ended January 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended
	January 31
	2013	2012
Cash flows used in operating activities
Net (loss)	$(112,074)	(118,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - Stock based compensation	-	9,589
Depletion	117,598	65,570
Foreign exchange gain / loss	2,133	(1,426)

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	51,025	54,442
(Increase)/ Decrease in prepaid expenses and deposit	(4,456)	145,469
Increase in accounts payable	8,263	(200,241)
Net cash used in operating activities	62,489	(45,518)

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(37,141)	(45,201)
Net cash used in investing activities	(37,141)	(45,201)

Cash flows from financing activities
Payments of loan payable	(166,925)	-
Proceeds from private placement and convertible debt	-	200,000
Net cash from financing Activities	(166,925)	200,000

Increase (Decrease) in cash and cash equivalents	(141,577)	109,281
Cash and cash equivalents, beginning of period	180,514	31,201
Cash and cash equivalents, end of period	$38,937	140,482

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim financial statements for the three months ended January 31, 2013 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2012 audited annual financial statements and notes thereto.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 effective November 1, 2012 does not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted ASU 2011-04 effective November 1, 2012 and the adoption does not have a material impact on the Company’s financial position or results of operations.

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

As at January 31, 2013, Lexaria Corp. has 16,431,452 shares issued and outstanding and 200,000 warrants issued and outstanding.

A summary of warrants as at January 31, 2013 is as follows:

Number	Exercise	Expiry
Outstanding [1]	Price	Date

200,000	$0.50	July 13, 2013
200,000	$0.50

1.	Each warrant entitles a holder to purchase one common share.

6.	Oil and Gas Properties

(a)	Proved properties

Properties	October 31,	Addition	Depletion	January 31,
	2012			2013
U.S.A. – Proved property	$3,699,535	$37,141	$(117,598)	$3,619,078

(1)	Palmetto Point Project

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

As of January 31, 2013, additional expenditures of $37,141 were incurred for workovers.

As of January, 2013, the Company’s working interest and production in PPF-12-4 and PPF-12-5 well located at Belmont Lake, Mississippi, with carrying values of $1,000,000, are used as security for the convertible debentures issued on November 30, 2010, December 16, 2010 and December 1, 2011 (see note 7 (b) and (c), with aggregate amount of $820,000.

(b)	Unproved Properties

Properties	January 31,	October 31,
	2013	2012
U.S.A.-Unproved properties	$19,293	19,293

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

7.	Loan Payable

			Carrying amounts
		Original amounts
Notes	Nature		January 31, 2013	October 31, 2012
		$	$	$
a)	Promissory Note	75,000	75,000	75,000
b)	Convertible debentures	620,000	516,474	610,073
c)	Convertible debentures	200,000	166,709	200,000
d)	Promissory Note	50,000	50,000	50,000
e)	Promissory Note	50,000	25,004	50,000
f)	Promissory Note	657,447	642,408	657,447
Total Outstanding		1,652,447	1,475,595	1,642,520
Loan payable - current		1,652,447	1,475,595	1,642,520
Loan payable - long term		-	-	-

a)

On April 1, 2010, the Company entered into a purchase agreement with CAB Financial Services Ltd., a company controlled by Christopher Bunka, our President, Chief Executive Officer and Director, (“Purchaser”) for a non- secured promissory note in the amount of $75,000 (the “Promissory Note”). The Purchaser agreed to purchase a non-secured 18% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the Purchase Agreement. The Promissory Note is due and payable on April 1, 2012. The Promissory Note may be prepaid in whole or in part at any time prior to April 1, 2012 by payment of 108% of the outstanding principal amount including accrued and unpaid interest. Upon the mature of the Promissory Note, it has been renewed to a month to month basis.

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

During the three month period ended January 31, 2013, the Company has paid down the debt by $93,599.

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

During the three months period ended January 31, 2013, the Company has paid down the debt by $33,291.

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

As of January 31, 2013, the Company has paid down the debt by $24,996 (October 31, 2012: $12,498).

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

On October 21, 2010, the Company entered into an amendment with loan holders to extend the loan to be on a month- to-month basis with the same terms and conditions as pursuant to the amendment.

During the fiscal year of October 31, 2011, the Company has paid down the debt by CAD$185,000.

During the three months period ended January 31, 2013, the Company has paid down the debt by $15,039.

g)

On November 22, 2012 the Company entered into an Amendment to existing debt agreements totaling $930,000, with maturity dates of month to month and December 1, 2012 with CAB Financial Services Ltd., David DeMartini, Emerald Atlantic LLC, and other debt holders of the Company, whereby the various lenders have agreed to modify various terms of the earlier agreements and provide for a final debt repayment schedule ending in December 2013. The Company will repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement.

8.	Asset retirement obligations

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

Changes to the Company’s asset retirement obligation on its Palmetto Point project are as follows:

	January 31,	October 31,
	2013	2012
Asset retirement obligation – beginning balance	$-	-
Incurred	59,245	59,245
Asset retirement obligation – ending balance	59,245	59,245

9.	Related Party Transactions

(a)

For the three months ended January 31, 2013, the Company paid / accrued $26,880 to CAB (2012: $26,880); to Tom Ihrke, the VP of business development, $30 (2012: $7,812); and to BKB Management Ltd. (“BKB”) CAD$18,840 (2011: CAD$18,840) for management, consulting and accounting services. CAB is owned by the President of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 7f). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the three month ended January 31, 2013, the Company paid interest expenses of CAD $6,819 (2012: CAD$6,819).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 7f). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the three month ended January 31, 2013, the Company paid interest expenses of CAD $17,903 (2011: CAD$17,903).

(d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7a). For the three month ended January 31, 2013, the Company paid interest expenses of $3,375 (2012: $3,375).

(e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the three months ended January 31, 2013, the Company incurred interest expenses of $1,500 (2012: $nil).

(f)

On July 20, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the three months ended January 31, 2013, the Company incurred interest expenses of $1,000 (2012: $nil) and paid back principal of $12,498 (2012: $nil).

(g)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 7c, g). This loan agreement was amended for another year to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. For the year three months ended January 31, 2013, the Company paid interest expense of $11,833 (2012: $4,000).

(h)	Included in accounts payable, $17,920 (October 31, 2012: $55,011) was payable to companies controlled by the president, key management personnel and directors of the Company.

(i)

For the three month ended January 31, 2013, the Company has paid/accrued $15,604 (2012: $26,115) to Kelowna Resources Group formerly known as 0743608 BC Ltd.; $6,499 (2012:$10,977) to Emerald Atlantic LLC; and, $1,849 to Tom Ihrke (2012: $3,094) for their respective Non-consent Interests in Belmont Lake. Kelowna Resources Group, formerly known as 0743608 BC Ltd., is owned by the president of the Company, and Emerald Atlantic LLC is owned by a Director of the Company.

(j)	See Note 5, 6, and 7.

10.	Stock Options

For the three months ended January 31, 2013, the Company recorded a total of $nil (2012: $11,336) for stock based compensation expenses.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended October 31, 2012	Quarter ended January 31, 2013
Expected volatility	129.14%-152.92%	-
Risk-free interest rate	2.75%	-
Expected life	5 years	-
Dividend yield	0.0%	-

A summary of the stock options for as at January 31, 2013 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, January 31, 2013 and October 31, 2012	1,725,000	$0.26

The Company has the following options outstanding and exercisable:

January 31, 2013		Options outstanding		Options exercisable

		Weighted	Weighted		Weighted
		average	Average		Average
Range of	Number	remaining	Exercise	Number	Exercise
Exercise prices	of shares	contractual life	Price	of shares	Price
$0.20	150,000	2.55 years	$0.20	150,000	$0.20
$0.20	850,000	1.98 years	$0.20	850,000	$0.20
$0.35	700,000	3.45years	$0.35	700,000	$0.35
$0.20	25,000	4.66 years	$0.20	25,000	$0.20
Total	1,725,000	2.66 years	$0.26	1,725,000	$0.26

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

During the three month ended January 31, 2013, one pending lawsuit against the Company was settled, which has no material effect on the Company.

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

During the three month period ended January 31, 2013, we experienced the following significant corporate developments:

On November 22, 2012 the Company entered into an Amendment to existing debt agreements totaling $930,000, with maturity dates of month to month and December 1, 2012 with CAB Financial Services Ltd., David DeMartini, Emerald Atlantic LLC, and other debt holders of the Company, whereby the various lenders have agreed to modify various terms of the earlier agreements and provide for a final debt repayment schedule ending in December 2013. The Company will repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement.

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

The Company has also investigated the viability of monetizing some of its oil assets and will continue to assess the business environment in order to maximize any possible return to all Company stakeholders.

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

As of January 31, 2013, there were additional well interest changes or workovers in the amount of $37,141. The Company is working towards completing all outstanding plug and abandonment programs on all historic wells in Mississippi in which it has participated, and expects that work to be completed during the 2013 fiscal year.

As of January 31, 2013, the status of the Palmetto Point, Mississippi wells is as follows:

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of January 31, 2013, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. At January 31, 2013, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Results of Operations – Three Months Ended January 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2013, which are included herein.

Our operating results for the three months ended January 31, 2013, for the three months ended January 31, 2012 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month Period
	Three Months Ended	Three Months Ended	Ended
	January 31,	January 31,	January 31, 2013
	2013	2012	and January 31, 2012
Revenue	$351,491	$249,383	$102,108
General and administrative	240,402	223,099	17,303
Interest expense	116,457	53,098	63,359
Consulting fees	51,618	75,892	(24,274)
Oil and gas operating expenses	105,565	79,635	25,930
Professional Fees (legal and audit fees)	44,827	40,392	4,435
Net Income (Loss)	(112,074)	(118,921)	(6,847)

Our accumulated losses increased to $4,826,200 as of January 31, 2013. Our financial statements report a net loss of $112,074 for the three month period ended January 31, 2013 compared to a net loss of $118,921 for the three month period ended January 31, 2012. Our revenues have increased for the three month period ended January 31, 2013 compared to the three month period ended January 31, 2012, by $102,108. Our General and administrative costs in the three month period ending January 31, 2013 were $17,303 higher than the year-earlier period.

There was an increase in production due to the workovers that were done on wells 12-1 and 12-3 in the summer of 2012. The cost of revenue was $223,163 for the three month period ended January 31, 2013, compared to $145,205 for the three month period ended January 31, 2012; the increase in cost of revenue in the current period is largely due to increased depletion costs. As a result our gross profit is higher over the same period last year. The Company had oil and gas operating expenses of $105,565 in the three months ending January 31, 2013 compared to $79,635 for the three months ended January 31, 2012. The increase in costs is consistent with the increase in the production of oil.

Our net loss has decreased for the three month period ended January 31, 2013 compared to the three month period ended January 31, 2012, by $6,847.

As at January 31, 2013, we had $1,554,803 in current liabilities. Our net cash provided in operating activities for the three months ended January 31, 2013 was $62,489 compared to net cash used of $45,518 in the three months ended January 31, 2012.

Our total liabilities as of January 31, 2013 were $1,614,048 as compared to total liabilities of $1,770,577 as of October 31, 2012.

Liquidity and Financial Condition

Working Capital

	January 31,	October 31,
	2013	2012
Current assets	$284,779	$472,925
Current liabilities	1,554,803	1,711,332
Working capital (Deficit)	$(1,270,024)	$(1,238,407)

Cash Flows

	Three Months Ended
	January 31,	January 31,
	2013	2012
Cash flows (used in) operating activities	$62,489	$(45,518)
Cash flows (used in) investing activities	(37,141)	(45,201)
Cash flows provided by (used in) financing activities	(166,925)	200,000
Increase (decrease) in cash and cash equivalents	(141,577)	109,281

Operating Activities

Net cash provided in operating activities was $62,489 for the three months ended January 31, 2013 compared with net cash used in operating activities of $45,518 in the same period in 2012.

Investing Activities

Net cash used in investing activities was $37,141 in the nine months ended January 31, 2013 compared to net cash used in investing activities was $45,201 in the same period in 2012.

Financing Activities

Net cash used in financing activities was $166,925 in the three months ended January 31, 2013 compared to net cash provided by financing activities of $200,000 in the same period in 2012. This is attributable to the repayment of the convertible debt loans. For the three month period January 31, 2012, there was a convertible debt financing completed on December 1, 2011.

Oil and gas sales volume comparisons for the three months ended January 31, 2013 compared to the three months ended January 31, 2012

For the three month period ended January 31, 2013, the Company had $351,491 in revenues compared to $249,383 in revenues for the same three month period in the prior year. The increase in revenues is a result from the increase in oil production volumes from the 12-1 and 12-3 wells subsequent to their workover programs.

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

As of January 31, 2013, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $112,074 for the three month period ending January 31, 2013, and cumulative losses of $4,826,200 to January 31, 2013. As of January 31, 2013 we had deficit in working capital of $1,270,024 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to January 31, 2013, we have incurred aggregate losses of approximately $4,826,200. Our loss from operations for the three month period ended January 31, 2013 was $112,074. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Our most significant wells are the producing oil wells PP F-12-1, PP F-12-3, PP F-12-4, and PP F-12-5 located within the Belmont Lake oil field which is located in the Palmetto Point region. The Belmont Lake oil field is onshore, as are all of our company’s wells, but located in a flood plain of the Mississippi River which forces seasonal constraints on certain field activities. We have suffered repeated delays in the development of this oil field due to the seasonal flooding, and we could experience additional development delays in the future.

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
12/03/2013

By: /s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
12/03/2013