Form 10-Q
period 2013-04-30
LEXARIA CORP.
filed 2013-06-12
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013
or

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
16,431,452 common shares issued and outstanding as of April 30, 2013

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended April 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	April 30	October 31
	2013	2012
ASSETS

Current
Cash and cash equivalents	$44,529	$180,514
Accounts receivable	167,221	290,936
Prepaid expenses and deposit	4,456	1,475

Total Current Assets	216,206	472,925
Oil and gas properties (Note 6)
Proved property	3,563,800	3,699,535
Unproved properties	19,293	19,293
	3,583,093	3,718,828
TOTAL ASSETS	$3,799,299	$4,191,753

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$92,357	$67,043
Loan payable (Note 7)	1,384,364	1,642,520
Due to a related party (Note 9)	1,769	1,769

Total Current Liabilities	1,478,490	1,711,332

Asset Retirement Obligations (Note 7)	59,245	59,245

TOTAL LIABILITIES	1,537,735	1,770,577

STOCKHOLDERS' EQUITY

Share Capital
Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 16,431,452 common shares at April 30, 2013 (16,431,452 common shares at October 31, 2012)	16,431	16,431
Additional paid-in capital	7,118,871	7,118,871
Deficit	(4,873,738)	(4,714,126)

Total Stockholders' Equity	2,261,564	2,421,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,799,299	4,191,753

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For Six Months Ended April 30, 2013 to October 31, 2011
(Expressed in U.S. Dollars)

	COMMON STOCK
			STOCK
			TO BE	ADDITIONAL		TOTAL
			ISSUED	PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2011	16,431,452	16,431	-	7,107,535	(4,462,618)	2,661,348

Stock Options @ $0.30				9,589		9,589

Stock Options @ $0.20				1,747		1,747

Comprehensive income (loss):					(251,508)	(251,508)

(Loss) for the year

Balance, October 31, 2012	16,431,452	16,431	-	7,118,871	(4,714,126)	2,421,176

Comprehensive income (loss):

(Loss) for the period					(159,612)	(159,612)

Balance, April 30, 2013	16,431,452	16,431	-	7,118,871	(4,873,738)	2,261,564

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For Six Months Ended April 30, 2013
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTH ENDED
	April 30		April 30
	2013	2012	2013	2012
Revenue
Natural gas and oil revenue	253,388	144,860	604,879	394,243

Cost of revenue
Natural gas and oil operating costs	82,685	104,211	188,250	183,846
Depletion	82,418	38,934	200,016	104,504
	165,103	143,145	388,266	288,350

Gross profit (loss)	88,285	1,715	216,613	105,893

Expenses
Accounting and audit	6,913	28,342	36,994	28,342
Insurance	1,475	1,474	2,949	3,621
Advertising and promotions	1,574	770	1,911	2,616
Bank charges and exchange loss	(360)	11,868	2,076	12,337
Stock Based Compensation	-	-	-	9,589
Consulting	52,452	50,707	104,070	126,599
Fees and Dues	5,814	17,787	15,335	27,962
Interest expense from loan payable	50,175	59,897	166,632	112,995
Investor relation	-	12,079	-	29,616
Legal and professional	3,330	35,419	18,076	75,811
Office and miscellaneous	1,870	524	6,051	1,651
Rent	4,488	3,921	8,407	7,675
Telephone	1,639	624	3,223	1,274
Travel	6,453	10,422	10,501	16,845
	135,823	233,834	376,225	456,933

Net (loss) for the period	(47,538)	(232,119)	(159,612)	(351,040)
Basic and diluted (loss) per share	(0.00)	(0.01)	(0.01)	(0.02)
Weighted average number of common shares outstanding
- Basic and diluted	16,431,452	16,431,452	16,431,452	16,431,452

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
For Six Months ended April 30, 2013
(Expressed in U.S. Dollars)

	Six Months Ended
	April 30
	2013	2012
Cash flows provided by/(used in) operating activities
Net (loss)	$(159,612)	(351,040)

Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - Stock based compensation	-	9,589
Depletion	200,016	104,504
Foreign exchange gain / loss	1,270	11,276
Accredited interest on loan payable	-	-

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	123,715	91,363
(Increase)/ Decrease in prepaid expenses and deposit	(2,981)	144,131
Increase/(decrease) in accounts payable	24,044	(125,262)
Net cash provided by/(used in) operating activities	186,452	(115,439)

Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(64,281)	(45,201)
Net cash used in investing activities	(64,281)	(45,201)

Cash flows provided by/(used in) financing activities
(Repayment)/proceeds from loan payable	(258,156)	50,000
Proceeds from private placement and convertible debt	-	200,000
Net cash provided by/(used in) financing Activities	(258,156)	250,000

Increase (decrease) in cash and cash equivalents	(135,985)	89,360
Cash and cash equivalents, beginning of period	180,514	31,201
Cash and cash equivalents, end of period	$44,529	120,561

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim financial statements for the six months ended April 30, 2013 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2012 audited annual financial statements and notes thereto.

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

b) New Accounting Pronouncements

In December 2011, the FASB issued new accounting guidance for disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company expects to adopt this guidance in fiscal year 2013 and does not believe it will have a significant impact on its results of operations, financial condition and cash flows.

In February 2013, the FASB issued new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. Under the guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance did not change the requirements for reporting net income or other comprehensive income in the financial statements. The new guidance is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. The Company expects to adopt this guidance in fiscal year 2014 and does not believe it will have a significant impact on its results of operations, financial condition and cash flows.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

5.	Capital Stock

Share Issuances

As at April 30, 2013, Lexaria Corp. has 16,431,452 shares issued and outstanding and 200,000 warrants issued and outstanding.

A summary of warrants outstanding as at April 30, 2013 is as follows:

Number	Exercise	Expiry
Outstanding [1]	Price	Date

200,000	$0.50	July 13, 2013
200,000	$0.50

1.	Each warrant entitles a holder to purchase one common share.

6.	Oil and Gas Properties

(a)	Proved properties

Properties	October 31,	Addition	Depletion	April 30,
	2012			2013
U.S.A. – Proved property	$3,699,535	$64,281	$(200,016)	$3,563,800

(1)	Palmetto Point Project

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

As of April 30, 2013, additional expenditures of $64,281 were incurred for workovers.

As of April 30, 2013, the Company’s working interest and production in PPF-12-4 and PPF-12-5 well located at Belmont Lake, Mississippi, with carrying values of $1,000,000, are used as security for the convertible debentures issued on November 30, 2010, December 16, 2010 and December 1, 2011 (see note 7 (b) and (c), with aggregate amount of $820,000.

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

7.	Loan Payable

			Carrying amounts
Notes	Nature	Original amounts	April 30, 2013	October 31, 2012
		$	$	$
a)	Promissory Note	75,000	75,000	75,000
b)	Convertible debentures	620,000	465,000	610,073
c)	Convertible debentures	200,000	150,000	200,000
d)	Promissory Note	50,000	50,000	50,000
e)	Promissory Note	50,000	12,506	50,000
f)	Promissory Note	657,447	631,858	657,447
Total Outstanding		1,652,447	1,384,364	1,642,520
Loan payable - current		1,652,447	1,384,364	1,642,520
Loan payable - long term		-	-	-

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

During the six month period ended April 30, 2013, the Company has paid down the debt by $145,073 (October 31, 2012: $nil).

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

During the six month period ended April 30, 2013, the Company has paid down the debt by $50,000 (October 31, 2012: $nil).

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

As of April 30, 2013, the Company has paid down the debt by $37,494 (October 31, 2012: $12,498).

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

During the six month period ended April 30, 2013, the Company has paid down the debt by $25,589 (October 31, 2012: $185,000).

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

Changes to the Company’s asset retirement obligation on its Palmetto Point project are as follows:

	April 30,	October 31,
	2013	2012
Asset retirement obligation – beginning balance	$59,245	-
Incurred	-	59,245
Asset retirement obligation – ending balance	59,245	59,245

9.	Related Party Transactions

(a)

For the six months ended April 30, 2013, the Company paid / accrued $53,200 to CAB (2012: $53,760); to Tom Ihrke, the VP of business development, $60 (2012: $7,848); and to BKB Management Ltd. (“BKB”) CAD$36,575 (2012: CAD$36,960) for management, consulting and accounting services. CAB is owned by the President of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 7f). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the six months ended April 30, 2013, the Company paid interest expenses of CAD $13,637 (2012: CAD$13,637).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 7f). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the six months ended April 30, 2013, the Company paid interest expenses of CAD $35,805 (2012: CAD$35,805).

(d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7a). For the six months ended April 30, 2013, the Company paid interest expenses of $6,750 (2012: $6,750).

(e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the six months ended April 30, 2013, the Company incurred interest expenses of $3,000 (2012: $500).

(f)

On July 20, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the six months ended April 30, 2013, the Company incurred interest expenses of $1,625 (2012: $nil) and paid back principal of $20,830 (2012: $nil).

(g)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 7c, g). This loan agreement was amended for another year to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. For the year six months ended April 30, 2013, the Company paid/accrued interest expense of $22,667 (2012: $10,000).

(h)	Included in accounts payable, $63,822 (October 31, 2012: $55,011) was payable to companies controlled by the president, key management personnel and directors of the Company.

(i)

For the six month ended April 30, 2013, the Company has paid/accrued $32,111 (2012: $23,764) to Kelowna Resources Group formerly known as 0743608 BC Ltd.; $11,246 (2012:$9,989) to Emerald Atlantic LLC; and, $3,805 to Tom Ihrke (2012: $2,816) for their respective Non-consent Interests in Belmont Lake. Kelowna Resources Group, formerly known as 0743608 BC Ltd., is owned by the president of the Company, and Emerald Atlantic LLC is owned by a Director of the Company.

(j)	See Note 5, 6, and 7.

10.	Stock Options

For the six months ended April 30, 2013, the Company recorded a total of $nil (2012: $9,589) for stock based compensation expenses.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year ended October 31, 2012
Expected volatility	129.14%-152.92%
Risk-free interest rate	2.75%
Expected life	5 years
Dividend yield	0.0%

The Company has the following options outstanding and exercisable:

April 30, 2013		Options outstanding		Options exercisable

Range of Exercise	Number of	Weighted average	Weighted average	Number of	Weighted average
prices	shares	remaining contractual life	exercise price	shares	exercise price
$0.20	150,000	2.30 years	$0.20	150,000	$0.20
$0.20	850,000	1.73 years	$0.20	850,000	$0.20
$0.35	700,000	3.20years	$0.35	700,000	$0.35
$0.20	25,000	4.41 years	$0.20	25,000	$0.20
Total	1,725,000	2.41 years	$0.26	1,725,000	$0.26

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

During the six month period ended April 30, 2013, we experienced the following significant corporate developments:

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

On April 17, 2013, the Company had its Annual General Meeting. Certain motions were approved and adopted:

Re-Election of Chris Bunka, Bal Bhullar, David DeMartini, Nicholas Baxter and Dustin Elford as directors, approved with the following:

Nominee	For	Against	Withheld
Chris Bunka	3,684,042	NIL	4,675
Bal Bhullar	3,684,542	NIL	4,175
David DeMartini	3,684,542	NIL	4,175
Nicolas Baxter	3,687,042	NIL	1,675
Dustin Elford	3,687,042	NIL	1,675
  Ratification of MNP LLP our independent registered public accounting firm for the fiscal year ending October 31, 2013 and to allow directors to set the remuneration, approved with 4,582,651 votes for, 219,509 votes against and 1 vote absent.

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

As of April 30, 2013, there were additional well interest changes or workovers in the amount of $64,281. The Company is working towards completing all outstanding plug and abandonment programs on all historic wells in Mississippi in which it has participated, and expects that work to be completed during the 2013 fiscal year.

As of April 30, 2013, the status of the Palmetto Point, Mississippi wells is as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F- 29	Nov 11/06	Nov. 14/06	Frio Gas; 37 ft.	4100	Temporarily Suspended
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing
PP F-12-4	Aug/10	Oct/10	Frio Oil	3150	Producing
PP F-12-5	Sep 12/10	Nov 23/10	Frio Oil	3150	Producing

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

These 50 wells are in addition to all wells drilled under the original 10-well agreement and also in addition to any development wells to be drilled at the Belmont Lake oil field discovery. The AMI includes over 130,000 gross acres located non-contiguously between Southwest Mississippi and North East Louisiana which include the approximately 32,000 acres of the Palmetto Point area but also include other areas.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of April 30, 2013, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. At April 30, 2013, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Recently Issued Accounting Standards

In December 2011, the FASB issued new accounting guidance for disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company expects to adopt this guidance in fiscal year 2013 and does not believe it will have a significant impact on its results of operations, financial condition and cash flows.

In February 2013, the FASB issued new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. Under the guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance did not change the requirements for reporting net income or other comprehensive income in the financial statements. The new guidance is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. The Company expects to adopt this guidance in fiscal year 2014 and does not believe it will have a significant impact on its results of operations, financial condition and cash flows.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Results of Operations – Three Months Ended April 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2013, which are included herein.

Our operating results for the three months ended April 30, 2013, for the three months ended April 30, 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Change Between Three Months Period Ended April 30, 2013 and April 30, 2012
Revenue	$253,388	$144,860	$108,528
General and administrative	135,823	233,834	(98,011)
Interest expense	50,175	59,897	(9,722)
Consulting fees	52,452	50,707	1,745
Cost of Revenue	165,103	143,145	21,958
Oil and gas operating expenses	82,685	104,211	(21,526)
Professional Fees (legal and audit fees)	10,243	63,761	(53,518)
Net Income (Loss)	(47,538)	(232,119)	184,581

Our accumulated losses increased to $4,873,738 as of April 30, 2013. Our financial statements report a net loss of $47,538 for the three month period ended April 30, 2013 compared to a net loss of $232,119 for the three month period ended April 30, 2012. Our revenues have increased for the three month period ended April 30, 2013 compared to the three month period ended April 30, 2012, by $108,528. Our General and administrative costs in the three month period ending April 30, 2013 were lower by $98,011 than the year-earlier period. This is primarily due to a decrease in professional fees, investor relations, filing fees and travel.

There was an increase in production due to the workovers that were done on wells 12-1 and 12-3 in the summer of 2012. The cost of revenue was $165,103 for the three month period ended April 30, 2013, compared to $143,145 for the three month period ended April 30, 2012; the increase in cost of revenue in the current period is largely due to increased depletion costs. As a result our gross profit is higher over the same period last year. The Company had oil and gas operating expenses of $82,685 in the three months ending April 30, 2013 compared to $104,211 for the three months ended April 30, 2012 due to improved operating efficiencies in the current period.

Results of Operations – Six Months Ended April 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended April 30, 2013, which are included herein.

Our operating results for the six months ended April 30, 2013, for the six months ended April 30, 2012 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended April 30, 2013	Six Months Ended April 30, 2012		Change Between Six Months Period Ended April 30, 2013 and April 30, 2012
Revenue	$604,879	$394,243	$	$ 210,636
General and administrative	376,225	456,933		(80,708)
Interest expense	166,632	112,995		53,637
Consulting fees	104,070	126,599		(22,529)
Cost of Revenue	388,266	288,350		99,916
Oil and gas operating expenses	188,250	183,846		4,404
Professional Fees	55,070	104,153		(49,083)
Net loss	(159,612)	(351,040)		191,428

As at April 30, 2013, we had $1,478,490 in current liabilities. Our net cash provided in operating activities for the six months ended April 30, 2013 was $186,452 compared to net cash used of $115,439 used in the six months ended April 30, 2012. Our accumulated losses increased to $4,873,738 as of April 30, 2013. Our financial statements report a net loss of $159,612 for the six month period ended April 30, 2013 compared to a net loss of $351,040 for the six month period ended April 30, 2012. Our losses have decreased for the six months ended April 30, 2013 primarily due to increased revenues, decreased foreign exchange loss, investor relations, professional fees and travel compared to April 30, 2012. The increase in our legal fees for 2012 was for prospectus-related expenses and increased legal costs due to a legal dispute that has been resolved. The Company recognized cost of revenue in oil and gas properties of $388,266 during the six months ended April 30, 2013, compared to $288,350 for the six months ended April 30, 2012. The increase in costs is consistent with the increase in the production of oil.

Our total liabilities as of April 30, 2013 were $1,537,735 as compared to total liabilities of $1,770,577 as of October 31, 2012.

Liquidity and Financial Condition

Working Capital
	April 30,	October 31,
	2013	2012
Current assets	$216,206	$472,925
Current liabilities	1,478,490	1,711,332
Working capital (Deficit)	$(1,262,286)	$(1,238,407)

Cash Flows
	Six Months Ended
	April 30,	April 30,
	2013	2012
Cash flows provided by (used in) operating activities	$186,452	$(115,439)
Cash flows (used in) investing activities	(64,281)	(45,201)
Cash flows provided by (used in) financing activities	(258,156)	250,000
Increase (decrease) in cash and cash equivalents	(135,985)	89,360

Operating Activities

Net cash provided in operating activities was $186,452 for the six months ended April 30, 2013 compared with net cash used in operating activities of $115,439 in the same period in 2012.

Investing Activities

Net cash used in investing activities was $64,281 in the six months ended April 30, 2013 compared to net cash used in investing activities was $45,201 in the same period in 2012.

Financing Activities

Net cash used in financing activities was $258,156 in the six months ended April 30, 2013 compared to net cash provided by financing activities of $250,000 in the same period in 2012. This is attributable to the repayment of the convertible debt loans. For the six month period April 30, 2012, there was a convertible debt financing completed on December 1, 2011.

Oil and gas sales volume comparisons for the six months ended April 30, 2013 compared to the six months ended April 30, 2012

For the six month period ended April 30, 2013, the Company had $604,879 in revenues compared to $394,243 in revenues for the same six month period in the prior year. The increase in revenues is a result from the increase in oil production volumes from the 12-1 and 12-3 wells subsequent to their workover programs.

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

As of April 30, 2013, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $159,611 for the six month period ending April 30, 2013, and cumulative losses of $4,873,739 to April 30, 2013. As of April 30, 2013 we had deficit in working capital of $1,262,285 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to April 30, 2013, we have incurred aggregate losses of approximately $4,873,739. Our loss from operations for the six month period ended April 30, 2013 was $159,612. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
10/06/2013

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
10/06/2013