Form 10-Q
period 2013-07-31
LEXARIA CORP.
filed 2013-09-10
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 2013

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number ____________

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
16,431,452 common shares issued and outstanding as of August 31, 2013

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended July 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEET
(Expressed in U.S. Dollars)

	July 31	October 31
	2013	2012
ASSETS

Current

Cash and cash equivalents	$27,529	$180,514
Accounts receivable	151,819	290,936
Prepaid expenses and deposit	2,981	1,475
Total Current Assets	182,329	472,925

Oil and gas properties (Note 6)
Proved property	3,481,383	3,699,535
Unproved properties	19,293	19,293
	3,500,676	3,718,828

TOTAL ASSETS	$3,683,005	$4,191,753

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current

Accounts payable and accrued liabilities	$98,129	$67,043
Loan payable (Note 7)	1,298,690	1,642,520
Due to a related party (Note 9)	1,769	1,769
Total Current Liabilities	1,398,588	1,711,332
Asset Retirement Obligations (Note 8)	59,245	59,245

TOTAL LIABILITIES	1,457,833	1,770,577

STOCKHOLDERS' EQUITY

Share Capital
Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 16,431,452 common shares at July 31, 2013 (16,431,452 common shares at October 31, 2011)	16,431	16,431
Additional paid-in capital	7,140,150	7,118,871
Deficit	(4,931,409)	(4,714,126)
Total Stockholders' Equity	2,225,172	2,421,176

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,683,005	4,191,753

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
For Nine Months Ended July 31, 2013
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTH ENDED
	July 31		July 31
	2013	2012	2013	2012
Revenue
Natural gas and oil revenue	251,481	494,483	856,360	888,726
Cost of revenue
Natural gas and oil operating costs	92,813	56,586	281,063	240,432
Depletion	82,517	172,763	282,533	277,267
	175,330	229,349	563,596	517,699

Gross profit (loss)	76,151	265,134	292,764	371,027

Expenses
Accounting and audit	3,456	10,313	40,450	38,655
Insurance	2,205	1,475	5,154	5,096
Advertising and promotions	4,027	480	5,938	3,096
Bank charges and exchange loss	(7,489)	(10,036)	(5,413)	2,301
Stock Based Compensation	21,279	-	21,279	9,589
Consulting (note 9)	46,407	52,936	150,477	179,535
Fees and Dues	6,957	17,971	22,292	45,933
Interest expense from loan payable (note 7,8)	41,692	58,806	208,326	171,801
Investor relation	-	-	-	29,616
Legal and professional	323	50,950	18,399	126,761
Office and miscellaneous	410	628	6,461	2,279
Rent	3,760	3,835	12,167	11,510
Telephone	1,969	1,040	5,192	2,314
Taxes	6,055	6,655	6,055	6,655
Travel	2,769	1,959	13,270	18,804
	133,820	197,012	510,047	653,945
Net (loss) for the period	(57,669)	68,122	(217,283)	(282,918)
Basic and diluted (loss) per share	(0.00)	0.00	(0.01)	(0.02)

Weighted average number of common shares outstanding
- Basic and diluted	16,431,452	16,431,452	16,431,452	16,431,452

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
For Nine Months ended July 31, 2013
(Expressed in U.S. Dollars)

	Nine Months Ended
	July 31
	2013	2012
Cash flows used in operating activities

Net (loss)	$(217,283)	(282,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - Stock based compensation	21,279	9,589
Depletion	282,533	277,267
Foreign exchange gain / loss	(6,799)	803

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	139,117	(266,986)
(Increase)/ Decrease in prepaid expenses and deposit	(1,506)	334,885
Increase in accounts payable	29,385	(140,304)
Net cash used in operating activities	246,726	(67,664)

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(64,381)	(247,092)
Net cash used in investing activities	(64,381)	(247,092)

Cash flows from financing activities

Payments of loan payable	(335,330)	100,000
Proceeds from private placement and convertible debt	-	200,000
Net cash from financing Activities	(335,330)	300,000

Increase (Decrease) in cash and cash equivalents	(152,985)	(14,756)
Cash and cash equivalents, beginning of period	180,514	31,201

Cash and cash equivalents, end of period	$27,529	16,445

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For Nine Months Ended July 31, 2013 to October 31, 2011
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2011	16,431,452	16,431	7,107,535	(4,462,618)	2,661,348

Stock Options @ $0.30	-	-	9,589	-	9,589

Stock Options @ $0.20	-	-	1,747	-	1,747

Comprehensive income (loss):	-	-	-	(251,508)	(251,508)
(Loss) for the period

Balance, October 31, 2012	16,431,452	16,431	7,118,871	(4,714,126)	2,421,176

Stock Options @ $0.10	-	-	21,279	-	21,279

Comprehensive income (loss):	-	-	-	(217,283)	(217,283)
(Loss) for the period

Balance, July 31, 2013	16,431,452	16,431	7,140,150	(4,931,409)	2,225,172

The accompanying notes are an integral part of these financial statements

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim financial statements for the nine months ended July 31, 2013 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2012 audited annual financial statements and notes thereto.

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

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The new guidance clarifies the scope of the offsetting disclosures and addresses any unintended consequences as a result of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. The Company will adopt this guidance during fiscal 2014, and is currently assessing the impact on its consolidated financial statements.

On February 28, 2013, the FASB issued Accounting Standards Update [ASU] 2013-04, entitled Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU 2013-04 amendments add to the guidance in FASB Accounting Standards Codification [FASB ASC] Topic 405, entitled Liabilities and require reporting entities to measure obligations resulting from certain joint and several liability arrangements where the total amount of the obligation is fixed as of the reporting date, as the sum of the following:

• The amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors.

• Any additional amounts the reporting entity expects to pay on behalf of its co-obligors.

On March 4, 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company does not anticipate that these changes will have a material impact on its consolidated financial statements or disclosures.

On April 22, 2013, the FASB issued Accounting Standards Update [ASU] 2013-07, entitled Liquidation Basis of Accounting. With ASU 2013- 07, the FASB amends the guidance in the FASB Accounting Standards Codification [FASB ASC] Topic 205, entitled Presentation of Financial Statements. The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting. The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities. The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. The requirements in ASU 2013-07 are effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of ASU 2013-07 is not expected to have a material effect on the Company’s operating results or financial position.

5.	Capital Stock

Share Issuances

As at July 31, 2013, Lexaria Corp. has 16,431,452 shares issued and outstanding. During the nine months period ended July 31, 2013, 1,971,429 warrants expired unexcercised.

6.	Oil and Gas Properties

(a)	Proved properties

Properties	October 31,	Addition	Depletion	July 31,
	2012			2013
U.S.A. – Proved property	$3,699,535	$64,381	$(282,533)	$3,481,383

(1)	Palmetto Point Project

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

1.	$200,000 on August 12, 2011 (the "Initial Payment") (paid), and

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

As of July 31, 2013, additional expenditures of $64,381 were incurred for workovers.

As of July 31, 2013, the Company’s working interest and production in PPF-12-4 and PPF-12-5 well located at Belmont Lake, Mississippi, with carrying values of $1,000,000, are used as security for the convertible debentures issued on November 30, 2010, December 16, 2010 and December 1, 2011 (see note 7 (b) and (c), with aggregate amount of $820,000.

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

The Company originally agreed to pay 40% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 32% of all production from all producible zones to the base of the Frio formation (Frio Targets); and, 30% of all production to the base of the Wilcox formation (Wilcox Targets). All working interests are to be registered in the name of Lexaria Corp and the AMI expires on October 31, 2013 unless additional work is conducted by Lexaria.

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

On December 16, 2010, the Company entered into an assignment agreement with Emerald Atlantic LLC, solely owned by a Director of the Company (the Assignee”), whereby the Assignee has paid a fee of $30,076 to earn 18% of a 4.423% share of the Company’s net revenue interest after field operating expenses for a Tuscaloosa well that was subsequently drilled and plugged and abandoned in Wilkinson County.

7.	Loan Payable

			Carrying amounts
		Original amounts
Notes	Nature		July 31, 2013	October 31, 2012
		$	$	$
a)	Promissory Note	75,000	75,000	75,000
b)	Convertible debentures	620,000	413,333	610,073
c)	Convertible debentures	200,000	141,667	200,000
d)	Promissory Note	50,000	50,000	50,000
e)	Promissory Note	50,000	12,500	50,000
f)	Promissory Note	657,447	606,190	657,447
Total Outstanding		1,652,447	1,298,690	1,642,520
Loan payable - current		1,652,447	1,298,690	1,642,520
Loan payable - long term		-	-	-

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

During the nine month period ended July 31, 2013, the Company has paid down the debt by $196,740 (October 31, 2012: $nil).

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

During the nine month period ended July 31, 2013, the Company has paid down the debt by $58,333 (October 31, 2012: $nil).

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

As of July 31, 2013, the Company has paid down the debt by $37,500 (October 31, 2012: $nil).

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

During the nine month period ended July 31, 2013, the Company has paid down the principal by $36,134 (October 31, 2012: $nil).

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

Changes to the Company’s asset retirement obligation on its Palmetto Point project are as follows:

	July 31,	October 31,
	2013	2012
Asset retirement obligation – beginning balance	$59,245	-
Incurred	-	59,245
Asset retirement obligation – ending balance	59,245	59,245

9.	Related Party Transactions

(a)

For the nine months ended July 31, 2013, the Company paid / accrued $72,000 to CAB (2012: $72,000); to Tom Ihrke, the VP of business development, $90 (2012: $7,878); and to BKB Management Ltd. (“BKB”) CAD$49,500 (2012: CAD$49,500) for management, consulting and accounting services. CAB is owned by the President of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 7f). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the nine months ended July 31, 2013, the Company paid interest expenses of CAD $20,500 (2012: CAD$20,500).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 7f). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the nine months ended July 31, 2013, the Company paid interest expenses of CAD $53,707 (2012: CAD$53,707).

(d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7a). For the nine months ended July 31, 2013, the Company paid interest expenses of $10,125 (2012: $10,125).

(e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the nine months ended July 31, 2013, the Company incurred interest expenses of $4,500 (2012: $2,000).

(f)

On July 20, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the nine months ended July 31, 2013, the Company incurred interest expenses of $3,024 (2012: $nil) and paid back principal of $37,500 (2012: $nil).

(g)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 7c, g). This loan agreement was amended for another year to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. For the year six months ended July 31, 2013, the Company paid/accrued interest expense of $22,667 (2012: $10,000).

(h)	Included in accounts payable, $72,941 (October 31, 2012: $55,011) was payable to companies controlled by the president, key management personnel and directors of the Company.

(i)

For the nine month ended July 31, 2013, the Company has paid/accrued $35,552 (2012: $33,119) to Kelowna Resources Group formerly known as 0743608 BC Ltd.; $12,692 (2012:$22,777) to Emerald Atlantic LLC; and, $4,213 to Tom Ihrke (2012: $3,475) for their respective Non-consent Interests in Belmont Lake. Kelowna Resources Group, formerly known as 0743608 BC Ltd., is owned by the president of the Company, and Emerald Atlantic LLC is owned by a Director of the Company.

(j)	See Note 5, 6, and 7.

10.	Stock Options

On June 18, 2013, the Company granted 500,000 stock options to Officers/Directors/Consultants of the Company with an exercise price of $0.10, vested immediately, expiring June 18, 2018.

For the nine months ended July 31, 2013, the Company recorded a total of $21,279 (2012: $9,589) for stock based compensation expenses.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Nine months ended July 31, 2013
Expected volatility	142.25%
Risk-free interest rate	1.93%
Expected life	5 years
Dividend yield	0.0%

A summary of the stock options for the nine months ended July 31, 2013 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2012	1,700,000	$0.26
Granted	500,000	0.10
Balance, July 31, 2013	2,200,000	$0.23

The Company has the following options outstanding and exercisable:

July 31, 2013		Options outstanding		Options exercisable

Exercise prices	Number of	Weighted average	Weighted average	Number of	Weighted average
	shares	remaining contractual life	exercise price	shares	exercise price
$0.20	150,000	2.04 years	$0.20	150,000	$0.20
$0.20	850,000	1.47 years	$0.20	850,000	$0.20
$0.35	700,000	2.95years	$0.35	700,000	$0.35
$0.10	500,000	4.88 years	$0.10	500,000	$0.10
Total	2,200,000	2.76 years	$0.23	2,200,000	$0.23

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

On August 5, 2010 we entered into a three-month Management agreement with Tom Ihrke, whereby Mr. Ihrke will act as the Senior Vice-President, Business Development for the Company for consideration of $3,125 per month. On December 2, 2010, the Company entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the Senior Vice-President Business Development for the Company. On October 3, 2011 Mr. Ihrke and the Company amended the agreement whereby his title changed to Manager, Business Development. The Company will pay a monthly consulting fee of $3,125. Effective January 15, 2012, payment for the consulting agreement has decreased to $10 a month.

On July 1, 2013, the Company entered into a 2 year lease for the Kelowna office with monthly rental rate of $1,652 including GST.

See also Note 6 and 7.

12.	Segmented Information

The Company’s business is considered as operating in one segment (Oil and gas in the United States) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

13.	Subsequent Events

On August 23, 2013, the Company entered in to a six month agreement with Carmel Advisors LLC to assist the Company with the development and implementation of a public and investor relations and communications program, and provide ongoing assistance to the Company regarding the development and enhancement of the Company’s public and market image. The Company will issue 160,000 restricted shares at a deemed price of $0.08 per share to Camel Advisors LLC for their services as compensation.

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

During the nine month period ended July 31, 2013, we experienced the following significant corporate developments:

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

On June 18, 2013, based on this original 2010 Stock Option Plan, the Company has granted additional 500,000 stock options to Directors and Officers, and a consultant of the Company. The exercise price of the stock options were US$0.10, vested immediately and expire on June 18, 2018.

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

As of July 31, 2013, there were additional well interest changes or workovers in the amount of $64,381. The Company is working towards completing all outstanding plug and abandonment programs on all historic wells in Mississippi in which it has participated, and expects that work to be completed during the 2013 fiscal year.

As of July 31, 2013, the status of the Palmetto Point, Mississippi wells is as follows:

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

On April 3, 2009, the Company acquired an additional 10% working interest in the 38 exploration wells remaining to be drilled, bringing its total gross working interest to 60% in the 38 wells that remain to be drilled of this original 50-well option in over 140,000 acres surrounding Belmont Lake in all directions. This AMI expires on October 31, 2013 unless Lexaria conducts certain additional work before then.

On December 16, 2010, the Company entered into an assignment agreement with Emerald Atlantic LLC, solely owned by a Director of the Company (the Assignee”), whereby the Assignee has paid a fee of US$30,076 to earn 18% of a 4.423% share of the Company’s net revenue interest after field operating expenses for a Tuscaloosa well subsequently drilled, plugged and abandoned in Wilkinson County.

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

Corporate Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia, V6E 4A4, for which we share 250 square feet of office space, which includes one executive office for a monthly rental of CAD$1,337. Our telephone number is (604) 602-1675. We have another office located in Kelowna, for which we have 1,500 square feet of office space, which includes four executive offices for a monthly rate of CAD$1,652. Our current locations provide adequate office space for our purposes at this stage of our development.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of July 31, 2013, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. At July 31, 2013, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Results of Operations – Three Months Ended July 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2013, which are included herein.

Our operating results for the three months ended July 31, 2013, for the three months ended July 31, 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	Change Between Three Months Period Ended July 31, 2013 and July 31, 2012
Revenue	$251,481	$494,483	$(243,002)
General and administrative	133,820	197,012	(63,192)
Interest expense	41,692	58,806	(17,114)
Consulting fees	46,407	52,936	(6,529)
Cost of Revenue	175,330	229,349	(54,019)
Oil and gas operating expenses	92,813	56,586	36,227
Professional Fees (legal and audit fees)	3,779	61,263	(57,484)
Net Income (Loss)	(57,669)	68,122	(125,791)

Our accumulated losses increased to $4,931,409 as of July 31, 2013. Our financial statements report a net loss of $57,669 for the three month period ended July 31, 2013 compared to a net income of $68,122for the three month period ended July 31, 2012. Our revenues have decreased for the three month period ended July 31, 2013 compared to the three month period ended July 31, 2012, by $243,002. During the period ended July 31, 2012 the oil field enjoyed flush production from the 12-1 and 12-3A wells as a result of workovers completed during that period, and that flush production will not be repeated from those well. As a result there are lower production volumes for wells 12-1 and 12-3A. Additionally, wells 12-4 and 12-5 did not operate for several weeks during the 2013 period due to maintenance and repairs. Our General and administrative costs in the three month period ending July 31, 2013 were lower by $63,192 than the year-earlier period. This is primarily due to a decrease in professional fees, investor relations, filing fees, interest expense and travel.

The cost of revenue was $175,330 for the three month period ended July 31, 2013, compared to $229,349 for the three month period ended July 31, 2012; the decrease in cost of revenue in the current period is largely due to decreased depletion costs. The Company had oil and gas operating expenses of $92,813 in the three months ending July 31, 2013 compared to $56,586 for the three months ended July 31, 2012. The operating costs are higher by $36,227 due to gas supply well 12-29 being temporarily suspended leading to higher production costs in the current period.

Results of Operations – Nine Months Ended July 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended July 31, 2013, which are included herein.

Our operating results for the nine months ended July 31, 2013, for the nine months ended July 31, 2012 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended July 31, 2013	Nine Months Ended July 31, 2012	Change Between Nine Months Period Ended July 31, 2013 and July 31, 2012
Revenue	$856,360	$888,726	$(32,366)
General and administrative	510,047	653,945	(143,898)
Interest expense	208,326	171,801	36,525
Consulting fees	150,477	179,535	(29,058)
Cost of Revenue	563,596	517,699	45,897
Oil and gas operating	281,063	240,432	40,631
expenses
Professional Fees	58,849	165,416	(106,567)
Net loss	(217,283)	(282,918)	65,635

As at July 31, 2013, we had $1,398,588 in current liabilities. Our net cash provided in operating activities for the nine months ended July 31, 2013 was $246,726 compared to net cash used of $67,664 used in the nine months ended July 31, 2012. Our accumulated losses increased to $4,931,409 as of July 31, 2013. Our financial statements report a net loss of $217,283 for the nine month period ended July 31, 2013 compared to a net loss of $282,918 for the nine month period ended July 31, 2012. Our losses have decreased for the nine months ended July 31, 2013 primarily due to lower fees for investor relations, legal, consulting and travel compared to July 31, 2012. The increase in our legal fees for 2012 was for prospectus-related expenses and increased legal costs due to a legal dispute that has been resolved. The Company recognized cost of revenue in oil and gas properties of $563,596 during the nine months ended July 31, 2013, compared to $517,699 for the nine months ended July 31, 2012. This is due to operating costs being higher by $40,631 due to gas supply well 12-29 being temporarily suspended leading to higher production costs in the current period.

Our total liabilities as of July 31, 2013 were $1,457,833 as compared to total liabilities of $1,770,577 as of October 31, 2012 as certain debts have been paid down.

Liquidity and Financial Condition

Working Capital

	July 31,	October 31,
	2013	2012
Current assets	$182,329	$472,925
Current liabilities	1,398,588	1,711,332
Working capital (Deficit)	$(1,216,259)	$(1,238,407)

Cash Flows

	Nine Months Ended
	July 31,	July 31,
	2013	2012
Cash flows provided by (used in) operating activities	$246,726 $	(67,664)
Cash flows (used in) investing activities	(64,381)	(247,092)
Cash flows provided by (used in) financing activities	(335,330)	300,000
Increase (decrease) in cash and cash equivalents	(152,985)	(14,756)

Operating Activities

Net cash provided in operating activities was $246,726 for the nine months ended July 31, 2013 compared with net cash used in operating activities of $67,664 in the same period in 2012.

Investing Activities

Net cash used in investing activities was $64,381 in the nine months ended July 31, 2013 compared to net cash used in investing activities was $247,092 in the same period in 2012.

Financing Activities

Net cash used in financing activities was $335,330 in the nine months ended July 31, 2013 compared to net cash provided by financing activities of $300,000 in the same period in 2012. This is attributable to the repayment of the convertible debt loans for the nine month period July 31, 2013 and there was a convertible debt financing completed on December 1, 2011.

Oil and gas sales volume comparisons for the nine months ended July 31, 2013 compared to the nine months ended July 31, 2012

For the nine month period ended July 31, 2013, the Company had $856,360 in revenues compared to $888,726 in revenues for the same nine month period in the prior year. Oil revenues in the first six months of the 2013 fiscal year were higher than those of the same period in fiscal 2012; while oil revenue in the three months ending July 31 2013 were lower than in the same period in fiscal 2012, due to the above mentioned well workovers of wells 12-1 and 12-3A.

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

As of July 31, 2013, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2013, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $217,283 for the nine month period ending July 31, 2013, and cumulative losses of $4,931,409 to July 31, 2013. As of July 31, 2013 we had deficit in working capital of $1,216,259 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to July 31, 2013, we have incurred aggregate losses of approximately $4,931,409. Our loss from operations for the nine month period ended July 31, 2013 was $217,283. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
09/09/2013

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
09/09/2013