Form 10-K
period 2013-10-31
LEXARIA CORP.
filed 2014-01-24
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

Yes [_]    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [_]    No X

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

Yes [_]   No X

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2013 was $570,547 based on the average of the high and low bid and asked price of the Registrant’s shares of common stock on the OTC Bulletin Board or $0.07 on April 30, 2013. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

16,931,452 common shares as of January 24, 2014

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

On April 3, 2009, our company entered into an Asset Purchase Agreement with Delta Oil & Gas, Inc. and The Stallion Group to acquire additional interests in its existing core producing Mississippi oil and gas properties. Our company paid $40,073 to acquire an additional two percent (2%) working interest in the proven Belmont Lake oil and gas field and an additional 10% working interest in potential nearby exploration wells, bringing our total gross working interest in the Belmont Lake oil and gas field to 32% and bringing our total gross working interest to 60% in the 38 wells that remain to be drilled of this original 50-well option with Griffin & Griffin Exploration in over 140,000 acres surrounding Belmont Lake in all directions.

On August 28, 2009, our company entered into four separate assignment agreements with Enertopia Corp., 0743608 BC Ltd., David DeMartini, and Murrayfield Ltd., three of which are people or companies with related management. Our company received from these four parties proceeds of $371,609 to fund additional interests in a new well. As a result, our company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia Corp, a company with related management, acquired from our company a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of our company, acquired from our company a 5% gross interest in the non-consent interest in the 12-4 well; and 0743608 BC Ltd. a company owned by our president, acquired from our company a 11.6% gross interest in the non-consent interest in the 12-4 well.

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

On May 31, 2010, we issued 499,893 units at at a price of $0.12 per share for a Settlement Agreement valued at $59,987. Each unit consist one share of common stock and one share purchase warrant exercisable at $0.20 per share for a period of two years.

On June 16, 2010, we signed a Settlement Agreement with a third party, who had originally participated in the August 28, 2009 opportunity in the non-consent interest for Belmont Lake 12-4. We returned $144,063 to the third party and cancelled its participation.

On July 29, 2010, we agreed with our operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 were proposed to be drilled in August 2010. To take best advantage of this opportunity, our company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. Our company received total proceeds of $324,677 to fund additional interests in these wells. As a result, our company has a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of our company, has acquired from our company a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and 0743608 BC Ltd. a company owned by our president, has acquired from our company a 20.79% gross interest in the non-consent interest in the two of the three vertical wells; an advisor to our company has acquired from our company 2.46% gross interest in the non-consent interest in two of the three vertical wells.

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

We had cash in the amount of $65,542 and working capital deficiency of $1,268,937 as of our year ended October 31, 2013. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

For the fiscal year 2013, we have earned revenues of $1,097,455. We currently have only modest oil or gas reserves that are deemed proved, probable or possible pursuant to American standards of disclosure for oil and gas activities. All of our existing wells are in Mississippi, USA.

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

Our independent certified public accounting firm, in the notes to the audited financial statements for the year ended October 31, 2013 states that there is a substantial doubt that we will be able to continue as a going concern.

As at October 31, 2013, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

Item 2. Properties

Executive Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia, V6E 4A4, for which we share 250 square feet of office space, which includes one executive office for a monthly rental of CAD$604. Our telephone number is (604) 602-1675. We have an additional office located in Kelowna, British Columbia, where we have 1,200 square feet of office space, which includes several offices for a monthly rental of CAD$1,652. Our current locations provide adequate office space for our purposes at this stage of our development.

Resource Properties

As at October 31, 2013, our company currently owns a 42% gross working interest in the PPF12-1 and PPF12-3A wells; a 50% gross working interest in wells PP F-12-4 and PP F-12-5 all located in Mississippi under various agreements with Griffin and Griffin Exploration, L.L.C. The most significant of these wells are the producing oil wells PP F-12-1, PP F-12-3A, PP F-12-4, and PP F-12-5 located within the Belmont Lake oil field which is itself located in the Palmetto Point region. The Belmont Lake oil field is onshore, as are all of our company’s wells, but located in a flood plain of the Mississippi River which forces seasonal constraints on certain field activities. Other than the four oil wells noted immediately above, our company has no other producing wells. Additional details of these interests are noted below and not all of these wells were successful.

Subsequent to October 31, 2013, the working interest in the the 38 wells to be drilled has expired, and the Company has participated in the drilling of the PP F-12-7 well with a working interest of 13.3% .

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

On April 3, 2009, our company entered into an Asset Purchase Agreement with Delta Oil & Gas, Inc., and The Stallion Group to acquire additional interests in its existing core producing Mississippi oil and gas properties. Our company paid $40,073 to acquire an additional two percent (2%) working interest in the proven Belmont Lake oil and gas field and an additional 10% working interest in potential nearby exploration wells. Total working interest for Belmont Lake as of July 31, 2009 is 32%; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as of July 31, 2010, is 60%.

Our company had a short-lived opportunity to acquire additional fractional interests in the upcoming Belmont Lake 12-4 well which was expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including our company. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, our company entered into four separate assignment agreements, three of which were with people or companies with related management. Our company received from these four parties proceeds of $371,609 to fund additional interests in this well. As a result, our company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia, a company with related management, had acquired from our company a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of our company, had acquired from our company a 5% gross interest in the non-consent interest in the 12-4 well; and 0743608 BC Ltd. a company owned by the President of our company, had acquired from our companyour company a 11.60% gross interest in the non-consent interest in the 12-4 well.

On May 31, 2010, our company signed a Settlement Agreement with Enertopia Corp., whereby our company issued 499,893 units at $0.12 per unit. Each unit consists of one restricted share of our common stock and one share purchase warrant exercisable at $0.20 per share for a period of two years in exchange for the working interest initially assigned on August 28, 2009.

On June 16, 2010, our company signed a Settlement Agreement with a third party, who had originally participated in the August 28, 2009, opportunity in the non-consent interest for Belmont Lake 12-4. Our company returned $144,063 to the third party and cancelled its participation.

On July 29, 2010, our company had agreed with its Operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 were proposed to be drilled in August 2010. To take best advantage of this opportunity, our company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. Our company received total proceeds of $324,677 to fund additional interests in these wells. As a result, our company has a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of our company, has acquired from our company a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and 0743608 BC Ltd. a company owned by our president, has acquired from our company a 20.79% gross interest in the non-consent interest in two of the three vertical wells; an advisor to our company has acquired from our company 2.46% gross interest in the non-consent interest in two of the three vertical wells.

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

Total working interest for Belmont Lake as of October 31, 2013 is 42%, with the exception of a 50% interest in wells PP F-12-4 and PP F-12-5; and total working interest in the exploration wells on approximately 140,000 acres surrounding Belmont Lake in all directions as at October 31, 2013, is 60%.

During the year ended October 31, 2013, there were additional well interest changes or workovers pending of well PP F12-4 in the amount of $91,613 (2012: $378,967 for wells PP F-4, PP F-12, PP F12-3 and PP F29).

As of January 24, 2014, the status of the Palmetto Point, Mississippi wells is as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing
PP F-12-4	Aug/10	Oct/10	Frio Oil	3150	Temporary shut down
PP F-12-5	Sep 12/10	Nov 23/10	Frio Oil	3150	Producing
PP F-12-7	Nov 29/13		Frio Oil	3282	Awaiting Completion

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

As of October 31, 2013, the AMI had expired as scheduled, and all related oil and gas acquisition and exploration costs have been written off.

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

During 2013 the following wells were plugged and abdoned:

  BFR-33
  US-39-14
  USA 1-37
  PPF-6B
  PPF-118
  PPF-42
  PPF-36
  PPF-39
  PPF-40
  PPF-52A

Subsequent AMI Drilling Program

Five additional wells were drilled under the 50-well AMI. Each of these wells encountered non commercial quantities of hydrocarbons and were plugged and abandoned. Effective October 31, 2013, the AMI has expired and all acquisition and exploration costs have been written off.

Significant Acquisitions and Dispositions

None to Report.

Production and Prices

The following table sets forth information regarding net production of oil and natural gas, and certain price and cost information for fiscal years ended October 31, 2013, 2012 and 2011.

	For the fiscal year ended October 31, 2013	For the fiscal year ended October 31, 2012	For the fiscal year ended October 31, 2011
Production Data:
Natural gas (Mcf)	-	-	-
Oil (Bbls)	15,876	22,527	11,506
Average Prices:
Natural gas (per Mcf)	N/A	$3.19	$4.20
Oil (per Bbl)	$106.22	$93.47	$108.74
Production Costs:
Natural gas (per Mcf)	$Nil	$Nil	$Nil
Oil (per Bbl)	$27.85	$14.50	$17.21

Productive Wells

The following table summarizes information at October 31, 2013, relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, but specifically exclude wells drilled and cased during the fiscal year that have yet to be tested for completion (e.g., all of the operated wells drilled by our company during this year have been cased in preparation for completion, but no operations have been initiated that would allow these wells to be productive). Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests in the gross wells.

	Gross			Net
Location	Oil	Gas	Total	Oil	Gas	Total
Mississippi	4		4	0.27		0.27
Total	4		4	0.27		0.27

Unaudited Oil and Gas Reserve Quantities

The unaudited reserve estimates for Mississippi, as of October 31, 2013, were prepared by Veazey & Associates, an independent petroleum engineering firm.

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

Unaudited net quantities of proved developed and undeveloped reserves of crude oil and natural gas (all located within United States) are as follows:

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	15,301,046
Future production costs	(5,351,109)
Future development costs	(1,131,516)
Future net cash flows - undiscounted	8,818,421
10% annual discount for estimated timing of cash flows	(2,832,552)
Standardized measure of discounted future net cash flows	5,985,869

Year-end price per Bbl of oil used in making standardized measure determinations as of October 31, 2013 was $106.22

Estimated Net Quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of October 31, 2013.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	139.04		- 139.04
Adjustments of reserves in place	20.89		- 20.89
Productions	(15.88)		- (15.88)
End of year reserves	144.05		- 144.05

Proved developed reserves:
Beginning of the year reserve	56.14		- 56.14
Adjustments of reserves in place	34.02		- 34.02
Productions	(15.88)		- (15.88)
End of year reserves	74.28		- 74.28

Oil and Gas Acreage

The following table sets forth the undeveloped and developed acreage, by area, held by us as of October 31, 2013. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Mississippi	220	132	1,160	316.72
Total	220	132	1,160	316.72

Drilling Activity

The following table sets forth our drilling activity during the years ended October 31, 2013, 2012 and 2011.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Productive
Dry			1		1

Development wells:
Productive
Dry

Total wells			1		1

Item 3. Legal Proceedings

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2011	$0.35	$0.26
January 31, 2012	$0.30	$0.23
April 30, 2012	$0.15	$0.11
July 31, 2012	$0.12	$0.05
October 31, 2012	$0.12	$0.01
January 31, 2013	$0.15	$0.01
April 30, 2013	$0.12	$0.04
July 31, 2013	$0.12	$0.045
October 31, 2013	$0.10	$0.035
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark- up, mark-down or commission, and may not represent actual transactions.
(2) No high or low bid prices for our common stock were recorded for the period indicated.

As of January 21, 2014, there were 27 holders of record of our common stock. As of such date, 16,931,452 shares of common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2013.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plans described below: 2007 Equity Plan On April 25, 2007, our shareholders approved our 2007 Equity Incentive Stock Option Plan.

The 2007 Plan permits our company to issue up to 500,000 shares of our common stock to eligible employees and directors of our company upon the exercise of stock options granted under the 2010 Plan. As of October 31, 2013, there are 100,000 option available to be awarded under the 2007 Plan.

2010 Equity Compensation Plan

On February 26, 2010, our shareholders approved and adopted our 2010 equity incentive plan.

The 2010 Plan permits our company to issue up to 1,800,000 shares of our common stock to directors, officers, employees and eleigble consultants of our company upon the exercise of stock options granted under the 2010 Plan. As of October 31, 2013, there are no options available to be awarded under the 2010 Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Equity compensation plans approved byshareholders:
2007 Equity compensation plan	400,000	Nil	100,000
2010 Equity compensation plan	1,800,000	$0.26	Nil
Total	2,200,000	0.26	100,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2013.

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

Results of Operations for our Years Ended October 31, 2013 and 2012

Our net loss and comprehensive loss for the year ended October 31, 2013, for the year ended October 31, 2012 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Year Ended
	Year Ended	Year Ended	October 31, 2012
	October 31,	October 31,	and Year Ended
	2013	2012	October 31, 2012
	$	$	$
Revenue	$1,097,455	$1,357,762	$(260,307)

Other (income)expenses	Nil	Nil	Nil
General and administrative	645,802	826,002	(180,200)
Interest expense	267,357	237,641	29,716
Consulting fees	196,706	239,260	(42,554)
Oil and gas operating expenses	452,142	326,670	125,472
Professional Fees	59,129	166,498	(107,369)
Net Income (loss)	(343,551)	(251,508)	(92,043)

Revenue

Our revenue decreased by $260,307 during the year ended October 31, 2013. The decrease in our oil and gas revenues for our year ended October 31, 2013 was largely due to decreased production volumes for oil wells PP F-12-1 and PP F-12-3 along with production from wells 12-4 and 12-5. Well PP F-12-4 is temporarily shut-in during the last quarter of October 31, 2013 due to a workover not completed due to technical complications that have not been resolved.

General and Administrative

Our general and administrative expenses decreased by $180,200 during the year ended October 31, 2013. The decrease in our general and administrative expenses for our year ended October 31, 2013 was due to decreased costs for stock based compensation, consulting, professional fees, travel, foreign exchange and advertising.

Professional Fees

Our professional fees decreased by $107,369 during the year ended October 31, 2013. During the previous year ending October 31, 2012, we experienced higher than normal costs in accounting, audit and legal fees in connection with the preparation and filing of a Form S-1 and short form prospectus.

Interest Expense

Interest expense increased by $29,716 during the year ended October 31, 2013. The increase in interest expense for our year ended October 31, 2013 is due to the renegotiation and extension of the original convertible debt financing the Company entered into in 2012. Overall debt levels of the company have decreased during the most recent fiscal year.

Oil and Gas Operating Expenses

Oil and gas operating expenses increased to $452,142 during the year ended October 31, 2013. The increase in oil and gas operating expenses for our year ended October 31, 2013 was due to the increased production costs for oil wells PP F-12-1 and PP F-12-3 as we performed various well stimulations and other work designed to maximize production. Also, increased operating costs particularly on well 12-4 which encountered production challenges and required additional work, raised our costs. An average price of $106.22 per barrel was received during the 2013 fiscal year compared to an average of $102.75 per barrel for fiscal year 2012. Our net interests in the wells of Belmont Lake, had production volumes for the fiscal year ending October 31, 2013 were approximately 15,876 barrels, compared to production volumes for the year ending October 31, 2012 which were approximately 22,526. The operating cost per barrel for October 31, 2013 was approximately $27.85 and the cost per barrel for October 31, 2012 was approximately $14.50.

Liquidity and Financial Condition

Working Capital	At	At
	October 31,	October 31,
	2013	2012
Current assets	$146,266	$472,925
Current liabilities	1,415,203	1,711,332

Working capital (deficiency)	$(1,268,937)	$(1,238,407)

The Company has a working capital deficiency of $1,268,937 as of October 31, 2013. Historically the Company has funded operations from debt or equity financings and will attempt to do the same going forward, No assurances can be provided that the company will be successful in raising additional funds. Our oilfield operations (excluding G&A and other corporate expenses) generated $1,097,455 in revenue in the year ended October 31, 2013 while our field operating costs were $452,142, generating positive oil field cash flow of $645,313 prior to depletion and G&A expenses. The Company will need to refinance or renegotiate its debt obligations; operating requirements; and capital expenditures to whatever extent its oil field operations are unable to do so.

Cash Flows	Year Ended
	October 31,	October 31
	2013	2012
Cash flows from (used in) operating activities	$321,000	135,943
Cash flows (used in) investing activities	(70,613)	(274,132)
Cash flows from (used in) financing activities	(365,359)	287,502
Net increase (decrease) in cash during year	$(114,972)	149,313

Operating Activities

Net cash provided in operating activities was $321,000 for the year ended October 31, 2013 compared with cash provided in operating activities of $135,943 in the same period in 2012. This difference was largely due to the decrease in the accounts receivable that was capitalized.

Investing Activities

Net cash used in investing activities was $70,613 for the year ended October 31, 2013 compared to net cash used in investing activities of $274,132 in the same period in 2012. During the fiscal 2012 year, the Company focused its cash investing activities primarily on the workovers of the PP F-12-1 and PP F-12-3 wells, as well as on the Plug and Abandonment program of several old, inactive wells drilled in earlier years. During the 2013 fiscal year the Company’s cash investing had been focused primarily on the workover on PP F-12-4 wells and plug and abandonment program of several old inactive wells drilled in earlier years.

Financing Activities

Net cash used in financing activities was $365,359 for the year ended October 31, 2013 compared to net cash provided of $287,502 in the same period in 2012. The net cash used in 2013 is attributable to the repayment of a portion of the convertible debt financing that was done in 2011.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has a net loss of $343,551 for the year ended October 31, 2013 (2012: $251,508) and at October 31, 2013 had a deficit of $5,057,677 (2012: $4,714,126). Our company has working capital deficiency of $1,268,937 as at October 31, 2013 (2012: $1,238,407). Our company requires additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that we will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

In March 2013, the Financial Accounting Standards Board ( “FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company will adopt this guidance in fiscal year 2014 and does not believe it will have a significant impact on its results of operations, financial condition and cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company will adopt this guidance in fiscal year 2014 and does not believe that the adoption of this guidance will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LEXARIA CORP.

We have audited the balance sheets of Lexaria Corp. (the “Company”) as at October 31, 2013 and 2012 and the related statements of stockholders’ equity and comprehensive income, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2013 and 2012 and the result of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
January 24, 2014	Chartered Accountants

LEXARIA CORP.
BALANCE SHEET
(Expressed in U.S. Dollars)

	October 31	October 31
	2013	2012
ASSETS
Current
Cash and cash equivalents	$65,542	$180,514
Accounts receivable	79,217	290,936
Prepaid expenses and deposit	1,507	1,475
Total Current Assets	146,266	472,925
Oil and gas properties (Note 5)
Proved properties	3,427,086	3,699,535
Unproved properties	-	19,293
TOTAL ASSETS	$3,573,352	$4,191,753
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable and accrued liabilities	$136,273	$67,043
Loan payable (Note 6)	1,277,161	1,642,520
Due to a related party (Note 8)	1,769	1,769
Total Current Liabilities	1,415,203	1,711,332
Asset Retirement Obligations (Note 7)	59,245	59,245
TOTAL LIABILITIES	1,474,448	1,770,577
STOCKHOLDERS' EQUITY

Share Capital
Authorized:
200,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 16,431,452 common shares at October 31, 2013 and 2012	16,431	16,431
Additional paid-in capital	7,140,150	7,118,871
Deficit	(5,057,677)	(4,714,126)
Total Stockholders' Equity	2,098,904	2,421,176
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,573,352	$4,191,753

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	YEARS ENDED
	October 31
	2013	2012

Revenue
Natural gas and oil revenue	1,097,455	1,357,762

Cost of revenue
Natural gas and oil operating costs	452,142	326,670
Depletion	343,062	456,598
	795,204	783,268

Gross profit (loss)	302,251	574,494

Expenses
Accounting and audit	40,450	40,643
Insurance	6,947	6,677
Advertising and promotions	8,194	3,466
Bank charges and exchange loss	(19,211)	8,965
Stock Based Compensation	21,279	11,336
Consulting (note 8)	196,706	239,260
Fees and Dues	26,909	62,506
Interest expense from loan payable (note 5,6)	267,357	237,641
Investor relation	-	29,616
Legal and professional	18,679	125,855
Office and miscellaneous	6,755	2,966
Rent	20,771	15,434
Telephone	7,170	4,135
Taxes	6,055	14,042
Travel	18,448	23,460
Write-off of oil and gas property	19,293	-

	645,802	826,002

Net (loss) for the year	(343,551)	(251,508)

Basic and diluted (loss) per share	(0.02)	(0.02)

Weighted average number of common shares outstanding
- Basic and diluted	16,431,452	16,431,452

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	Years Ended
	October 31
	2013	2012
Cash flows used in operating activities
Net (loss) for the year	$(343,551)	(251,508)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation	21,279	11,336
Depletion	343,062	456,598
Write-off of oil and gas properties	19,293	-
Foreign exchange gain / loss	-	1,078
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	211,719	(60,056)
(Increase)/ Decrease in prepaid expenses and deposit	(32)	33,765
Increase in accounts payable	69,230	(55,270)
Net cash used in operating activities	321,000	135,943
Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(91,613)	(274,132)
Proceeds from sales of oil and gas property	21,000	-
Net cash used in investing activities	(70,613)	(274,132)
Cash flows from financing activities
Payments of loan payable	(365,359)	87,502
Proceeds from private placement and convertible debt	-	200,000
Net cash from financing Activities	(365,359)	287,502
Increase (Decrease) in cash and cash equivalents	(114,972)	149,313
Cash and cash equivalents, beginning of year	180,514	31,201
Cash and cash equivalents, end of year	$65,542	180,514
Supplemental information of cash flows:
Interest paid in cash	$267,357	237,641
Income taxes paid in cash	$-	-

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance, October 31, 2011	16,431,452	16,431	7,107,535	(4,462,618)	2,661,348
Stock Options @ $0.30			9,589		9,589
Stock Options @ $0.20			1,747		1,747
Comprehensive income (loss):
(Loss) for the year				(251,508)	(251,508)
Balance, October 31, 2012	16,431,452	16,431	7,118,871	(4,714,126)	2,421,176
Stock Options @ $0.10			21,279		21,279
Shares issued for services	160,000	11,200			11,200
Cancellation of shares issued for services	(160,000)	(11,200)			(11,200)
Comprehensive income (loss):
(Loss) for the year				(343,551)	(343,551)

Balance, October 31, 2013	16,431,452	16,431	7,140,150	(5,057,677)	2,098,904

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2013
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

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $343,551 for the year ended October 31, 2013 (2012: $251,508) and at October 31, 2013 had a deficit accumulated since its inception of $5,057,677 (2012: $4,714,126). The Company has working capital deficit of $1,268,937 as at October 31, 2013 (2012: $1,238,407). The Company requires additional funds to maintain its existing oil and gas operations and developments. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is difficult.

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

3.	Significant Accounting Policies

a)	Principles of Accounting

These financial statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

b)	Revenue Reconition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At October 31, 2013 and 2012, the Company had no overproduced imbalances.

c)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of October 31, 2013 and 2012, cash and cash equivalents consist of cash only.

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

The Company places its cash and cash equivalent with high credit quality financial institution. As of October 31, 2013, the Company had approximately $51,072 in a bank beyond insured limit (October 31, 2012: $171,845).

The revenues were generated from the Company’s sole customer for fiscal year 2013 and 2012; the corresponding accounts receivable balances were $17,148 and $257,693 at October 31, 2013 and 2012, respectively.

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

In December 2011, the FASB issued new accounting guidance for disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this guidance in fiscal year 2013 and does not have significant impact on its results of operations, financial condition and cash flows.

s)	New Accounting Pronouncements

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

In March 2013, the Financial Accounting Standards Board ( “FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company will adopt this guidance in fiscal year 2014 and does not believe it will have a significant impact on its results of operations, financial condition and cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company will adopt this guidance in fiscal year 2014 and does not believe that the adoption of this guidance will have a material impact on its financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.	Capital Stock

Share Issuances

On August 23, 2013, the Company issued 160,000 restricted common shares to Carmel Advisors LLC for the purpose of public relations and corporate communications services, such shares were cancelled in the period subsequent to October 31, 2013 due to the cancellation of the service agreement.

As at October 31, 2013 and 2012, Lexaria Corp. has 16,431,452 shares issued and outstanding.

5.	Oil and Gas Properties

(a)	Proved properties

Properties	October 31,	Addition	Depletion	October 31,
	2012			2013
U.S.A. – Proved property	$3,699,535	$70,613	$(343,062)	$3,427,086

Properties	October 31,	Addition	Depletion	October 31,
	2011			2012
U.S.A. – Proved property	$3,717,866	$438,267	$(456,598)	$3,699,535

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

During the year ended October 31, 2013, additional expenditures of $91,613 were incurred for workovers and there were additional well interest changes or workovers pending of well PP F-4. During the year ended October 31, 2012, additional expenditures of $378,967 were incurred for workovers and there were additional well interest changes or workovers pending for wells PP F-12, PP F12-3, and PP F29.

As of October 31, 2013 and 2012, the Company’s working interest and production in PPF-12-4 and PPF-12-5 well located at Belmont Lake, Mississippi, with carrying values of $1,000,000, are used as security for the convertible debentures issued on November 30, 2010, December 16, 2010 and December 1, 2011 (see note 6 (b) and (c)), with aggregate amount of $820,000.

(b)	Unproved Properties

Properties	October 31,		October 31,
	2012	Write-off	2013
U.S.A.-Unproved properties	19,293	(19,293)	-

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

As of October 31, 2013, the AMI had expired as scheduled, and all related oil and gas acquisition and exploration costs have been written off.

6.	Loan Payable

			Carrying amounts
		Original	October 31,	October 31,
Notes	Nature	amounts	2013	2012
		$	$	$
a)	Promissory Note	75,000	75,000	75,000
b)	Convertible debentures	620,000	413,333	610,073
c)	Convertible debentures	200,000	141,667	200,000
d)	Promissory Note	50,000	50,000	50,000
e)	Promissory Note	50,000	-	50,000
f)	Promissory Note	657,447	597,161	657,447
Total Outstanding		1,652,447	1,277,161	1,642,520
Loan payable - current		1,652,447	1,277,161	1,642,520
Loan payable - long term		-	-	-

a)

On April 1, 2010, the Company entered into a purchase agreement with CAB Financial Services Ltd., a company controlled by Christopher Bunka, our President, Chief Executive Officer and Director, (“Purchaser”) for a non-secured promissory note in the amount of $75,000 (the “Promissory Note”). The Purchaser agreed to purchase a non-secured 18% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the Purchase Agreement. The Promissory Note was due and payable on April 1, 2012. The Promissory Note may be prepaid in whole or in part at any time prior to April 1, 2012 by payment of 108% of the outstanding principal amount including accrued and unpaid interest. Upon the mature of the Promissory Note, it has been renewed to a month to month basis.

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

Upon its maturity on November 30, 2012, the covertible debentures was not converted. The Company entered into an Amendment to existing debt agreement with debt holders, whereby the lenders have agreed to modify terms of the earlier agreements and provide for a debt repayment schedule ending on November 30, 2013. The Company was scheduled to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement.

During the year ended October 31, 2013, the Company has paid down the debt by $206,667 (October 31, 2012: $nil). Subsequent to October 31, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 6g for details.

c)

On December 1, 2011, the Company closed a private placement offering of convertible debentures in the aggregate amount of $200,000. The convertible debentures mature on December 1, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common share and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. The Company also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by the Company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1,000,000 as of October 31, 2012. Two directors of the Company, David DeMartini and Christopher Bunka, via CAB Financial Services Ltd, solely owned by the director, subscribed to the convertible debentures with the amount of $200,000.

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

Upon its maturity on December 1, 2012, the covertible debentures was not converted. The Company entered into an Amendment to existing debt agreement with debt holders, whereby the lenders have agreed to modify terms of the earlier agreements and provide for a debt repayment schedule ending on December 1, 2013. The Company was scheduled to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement.

During the year ended October 31, 2013, the Company has paid down the debt by $58,333 (October 31, 2012: $nil). Subsequent to October 31, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 6g for details.

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

During the year ended October 31, 2013, the Company has paid down the debt in full (October 31, 2012: $Nil).

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

On December 1, 2012, the Company entered into an Amendment to existing debt agreement with a shareholder of the Company, whereby the lender has agreed to modify terms of the earlier agreements and provide for a debt repayment schedule ending on December 1, 2013. The Company was scheduled to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. Subsequent to October 31, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 7g for details.

During the year ended October 31, 2013, the Company has paid down the debt by CAD$36,667 (October 31, 2012: CAD$185,000).

g)

Subsequent to year end, on November 13, 2013, the Company refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013 with CAB Financial Services Ltd., David DeMartini, Emerald Atlantic LLC, and other debt holders of the Company. Per the Amendment Agreements, a) the loan repayment schedule will be converted, with an effective date of December 1, 2013, to a new one year term loan with monthly interest payments at 18% on any declining balance, in arrears and all principal amounts not paid before then due in full on December 1, 2014; b) the first payment of interest shall be due on January 1, 2014; c) the Company will make ten (10) monthly principal payments, each of which is 1/10th of the principal amount owing at the time this Agreement goes into effect, beginning on March 1 2014 and repeating on the first day of each month thereafter until all the principal is paid; d) the Company grants to the lenders new collateral specifically limited to the lender’s pro-rata portion (the original initial balance owing to the lender shall form the numerator and $930,000 shall form the denominator) of the Company’s portion of the net revenue from the new 12-7 well required to keep the terms of this Agreement in good standing at any given monthly due date.

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

Changes to the Company’s asset retirement obligation on its Palmetto Point project are as follows:

	October 31,	October 31,
	2013	2012
Asset retirement obligation – beginning balance	$59,245	-
Incurred	-	59,245
Asset retirement obligation – ending balance
	59,245	59,245

8.	Related Party Transactions

(a)

For the year ended October 31, 2013, the Company paid / accrued $96,000 to CAB Financial Services Ltd “CAB” (2012: $96,000), Tom Ihrke, the VP of business development, $120 (2012: $7,908), and BKB Management Ltd. (“BKB”) CAD$66,000 (2012: CAD$66,000) for management, consulting and accounting services. CAB is owned by the president of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 7f). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the year ended October 31, 2013, the Company paid interest expenses of CAD $20,835 (2012: CAD$27,275).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 7f). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the year ended October 31, 2013, the Company paid interest expenses of CAD $65,643 (2012: CAD$71,610).

(d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 6a). For the year ended October 31, 2013, the Company paid interest expenses of $11,250 (2012: $13,500).

(e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the year ended October 31, 2013, the Company incurred interest expenses of $5,500 (2012: $3500).

(f)

On July 20, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the year ended October 31, 2013, the Company incurred interest expenses of $1,875 (2012: $1,556) and paid the full principal of $50,000 (2012: $Nil) .

(g)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 6c, g). This loan agreement was amended for another year to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. For the year ended October 31, 2013, the Company paid/accrued interest expense of $34,667 (2012: $22,000).

(h)

Included in accounts payable, $89,540 (2012: $55,011) and other payable, $34,410 (2012: Nil) was payable to companies controlled by the president, key management personnel and directors of the Company. Included in other receivable, $21,363 was receivable from companies controlled by the president, key management personnel and directors of the Company.

(i)

For the year ended October 31, 2013, the Company has paid/accrued $15,866 (2012: $67,377) to Kelowna Resources Group formerly known as 0743608 BC Ltd.; $6,669 (2012:$28,323) to Emerald Atlantic LLC; and, $1,880 to Tom Ihrke (2012: $6,796) for their respective Non-consent Interests in Belmont Lake. Kelowna Resources Group, formerly known as 0743608 BC Ltd., is owned by the president of the Company, and Emerald Atlantic LLC is owned by a Director of the Company.

(j)	See Note 5 and 6.

9.	Stock Options

On June 18, 2013, the Company granted 500,000 stock options to officers, directors and consultants of the Company with an exercise price of $0.10, vested immediately, expiring June 18, 2018.

For the year ended October 31, 2013, the Company recorded a total of $21,279 (2012: $11,336) for stock based compensation expenses.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended October 31, 2013	Year ended October 31, 2012
Expected volatility	142.25%	129.14%-152.92%
Risk-free interest rate	1.83%	2.75%
Expected life	5 years	5 years
Dividend yield	0.0%	0.0%

A summary of the stock options for the year ended October 31, 2013 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2011	1,700,000	$0.26
Granted	65,000	0.25
Expired	(65,000)	0.30
Balance, October 31, 2012	1,700,000	$0.26
Granted	500,000	0.10
Balance, October 31, 2013	2,200,000	$0.23

The Company has the following options outstanding and exercisable:

October 31, 2013		Options outstanding		Options exercisable

Range of Exercise	Number of	Weighted average	Weighted average	Number of	Weighted average
prices	shares	remaining contractual life	exercise price	shares	exercise price
$0.20	150,000	1.79 years	$0.20	150,000	$0.20
$0.20	850,000	1.22 years	$0.20	850,000	$0.20
$0.35	700,000	2.70years	$0.35	700,000	$0.35
$0.10	500,000	4.63 years	$0.10	500,000	$0.10
Total	2,200,000	2.50 years	$0.23	2,200,000	$0.23

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

See also Note 5 and 6.

11.	Income Tax

The Company is subject US tax laws. The following table reconciles the expected income taxes expense (recovery) at the US statutory income tax rates to the amounts recognized in the consolidated statements of operations for the years ended October 31, 2013 and 2012:

		2013		2012
Income (loss) before taxes		$(343,549)		$(251,510)
Statutory tax rate		34%		35%
Expected income tax (recovery)		$(116,807)		$(88,029)
Non-deductible items		$132		$7,081
Change in estimates		$0		$(58,748)
Change in enacted tax rate		$44,225		$0
Change in valuation allowance		$72,449		$139,696
Total income taxes (recovery)	$	Nil	$	Nil

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at October 31, 2013 and 2012 are comprised of the following:

		2013		2012
Net capital loss carryforwards		$1,620,320		$1,548,213
Financial instrument	$			$(341)
		$1,620,320		$1,547,871
Valuation allowance		$(1,620,320)		$(1,547,871)
Net deferred tax assets (liabilities)	$	Nil	$	Nil

The Company has net operating loss carryforwards of approximately $4,783,000 which may be carried forward to apply against future year income tax for US tax purposes.

Year	Amount
2025	$76,000
2026	508,000
2027	1,056,000
2028	720,000
2029	753,000
2030	552,000
2031	538,000
2032	220,000
2033	360,000
Total	$4,783,000

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determinable that future taxable profit will be available against which the Company can utilize such deferred income tax assets.

12.	Segmented Information

The Company’s business is considered as operating in one segment being the oil and gas in the United States, based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

13.	Subsequent Events

a)

On November 1, 2013, Lexaria Corp. (the “Company”) entered into three separate assignment agreements with CAB Financial Services Ltd. solely owned by a Director/Officer of the Company; Emerald Atlantic LLC, solely owned by a Director of the Company, and a third party. (the “Assignees”), whereby the Assignees have paid a fee of US$305,894 to earn a 28.68% share of the Company’s perpetual 42% interest in a proposed 12-7 oil well to be drilled in Wilkinson County, Mississippi. As a result of the three assignment agreements, Lexaria receives a carried interest of 13.32% in these same rights and benefits. The Company assigns and transfers over to the Assignees, all proportionate rights, interest and benefits in the Assigned Perpetual Interest held by or granted to the Assignor in and to the Participation Agreement between the Company and Griffin.

b)

On November 1, 2013, Lexaria Corp (the “Company”) closed its first tranche of the private placement of 500,000 units at a price of $0.06 per unit for gross proceeds of $30,000. Each unit consisted of one common share in the capital of the Company and one full non-transferable share purchase warrant, each full warrant entitling the holder to purchase one additional common share in the capital of the Company until November 1, 2015, at a purchase price of $0.10 per share.

c)

On November 13, 2013 the Company refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013 with CAB Financial Services Ltd., David DeMartini, Emerald Atlantic LLC, and other debt holders of the Company.

d)

On December 4, 2013, the Company entered into a loan agreement and promissory note with Chris Bunka (the “Lender”), a director and officer of our company. The principal amount of the note is CAD$51,507.50. The entering into of the loan agreement and promissory note provides that the principal and interest on the debt be payable for a period of fifteen months. The note has an interest rate of 15% per annum and a monthly principal payment of $4,292 starting after the third month.

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

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of October 31, 2013. These estimates were prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

USD$
Future cash inflows	15,301,046
Future production costs	(5,351,109)
Future development costs	(1,131,516)
Future net cash flows - undiscounted	8,818,421
10% annual discount for estimated timing of cash flows	(2,832,552)
Standardized measure of discounted future net cash flows	5,985,869

Year-end price per Bbl of oil used in making standardized measure determinations as of October 31, 2013 was $106.22.

Estimated Net quantities of Natural Gas and Oil Reserves:

The following table sets forth our proved reserves, including changes, and proved developed reserves at the end of October 31, 2013.

		Natural	Crude Oil
	Crude Oil	Gas	Equivalents
	(MBbls)	(MMcf)	(MBbls)
Proved reserves:
Beginning of the year reserve	139.04	-	139.04
Adjustments of reserves in place	20.89	-	20.89
Productions	(15.88)	-	(15.88)
End of year reserves	144.05	-	144.05

Proved developed reserves:
Beginning of the year reserve	56.14	-	56.14
Adjustments of reserves in place	34.02	-	34.02
Productions	(15.88)	-	(15.88)
End of year reserves	74.28	-	74.28

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

As of October 31, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Christopher Bunka	Chairman, Director and Chief Executive Officer	52	October 26, 2006 February 14, 2007
Bal Bhullar	Chief Financial Officer and Director	44	May 12, 2009
David DeMartini	Director	71	September 8, 2009
Dustin Elford	Director	67	July 8, 2011
Nicholas Baxter	Director	60	July 8, 2011
Tom Ihrke	Vice President, Business Development	47	August 5, 2011

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

Ms. Bal Bhullar - Chief Financial Officer and Director

Ms. Bhullar brings over 20 years of diversified financial and risk management experience in both private and public companies, in the industries of high-tech, film, mining, marine, oil & gas, energy, transport, and spa industries.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended October 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of October 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2013 and 2012; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2013 and 2013, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensa tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa - tion ($)	Total ($)
Christopher Bunka(1) , President, Chief Executive Officer, &	2013 2012	96,000 96,000	Nil Nil	Nil Nil	9,585 Nil	Nil Nil	Nil Nil	Nil Nil	105,585 96,000
Bal Bhullar(2) , Chief Financial Officer	2013 2012	66,000 66,000	Nil Nil	Nil Nil	7,455 Nil	Nil Nil	Nil Nil	Nil Nil	73,455 66,000

(1)	Mr. Bunka was appointed president and chief executive officer on October 26, 2006, and was chief financial officer of our company from February 14, 2007 until May 12, 2009.

(2)	Ms. Bhullar was appointed Chief Financial Officer on May 12, 2009

(3)

The fair value of the option award was estimated using the Black-Scholes pricing model with the following assumptions: expected volatility of 142.25%, risk–free interest rate of 1.93%, expected life of 5 years, and dividend yield of 0.0%.

Our company is currently paying/accruing consulting fees to our president $8,000 per month and is paying our Chief Financial Officer CAD$5,500 per month in consulting fees.

Employment/Consulting Agreements

On November 27, 2008, the Company entered into a Consulting Agreement with CAB Financial Services Ltd., a corporation organized under the laws of the Province of British Columbia and controlled by our chief executive officer, for consulting services of CAB on a continuing basis for a consideration of US$8,000 per month plus GST.

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

Grants of Plan-Based Awards Table

We did not grant any awards to our named executive officers in the during our fiscal year ended October 31, 2013.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Christopher Bunka	500,000 200,000 225,000	- -	- -	$0.20 $0.35 $0.10	2015/01/20 2016/07/11 2018/06/18	- -	- -	- -	- -
Bal Bhullar	300,000 100,000 175,000	- -	- -	$0.20 $0.35 $0.10	2015/01/20 2016/07/11 2018/06/18	- -	- -	- -	- -
David DeMartini	100,000 50,000	- -	- -	$0.35 $0.10	2016/07/11 2018/06/18	- -	- -	- -	- -

Option Exercises

During our fiscal year ended October 31, 2013, no options were exercised by our named officers.

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

Compensation Committee Interlocks and Insider Participation

During 2013, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2013.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Christopher Bunka Kelowna BC Canada	5,632,897 (1)	31.55%
Bal Bhullar Vancouver, BC	616,250 (2)	3.52%
David DeMartini, Texas, Houston	3,431,250(3)	19.97%
Dustin Elford Vancouver, BC	150,000(4)	.88%
Nicholas Baxter Aberdeenshire, UK	150,000(5)	.88%
Directors and Executive Officers as a Group (5 persons) (6)	9,930,397	56.79%

* Less than 1%.

(1) Includes 3,219,336 shares held in the name of C.A.B. Financial Services and 1,488,561 shares held directly by Chris Bunka. Includes 285,714 convertible debt warrants held in the name of C.A.B. Financial Services. Includes 925,000 options which are exercisable at $0.20, $0.35, and $0.10 within 60 days of January 7, 2014.

(2) Includes 575,000 options which are exercisable at $0.20, $0.35, and $0.10 within 60 days January 7, 2014.

(3) Includes 150,000 options which are exercisable at $0.35 and $0.10 within 60 days of January 7, 2014.

(4) Includes 150,000 options which are exercisable at $0.35 within 60 days of January 7, 2014.

(5) Includes 150,000 options which are exercisable at $0.35 within 60 days of January 7, 2014.

(6) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 12, 2014. As of January 12, 2014, there were 16,931,452 shares of our common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2013 and for fiscal year ended October 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2013	October 31, 2012
Audit Fees	30,080	22,268
Audit Related Fees	9,341	16,386
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	39,421	38,654

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by MNP LLP for the fiscal years ended October 31, 2013. and October 31, 2012 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $9,341 audit related fees paid toMNP LLP for the fiscal year ended October 31, 2013 and $16,386 for the fiscal year ended October 31, 2012.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended October 31, 2013 and October 31, 2012, we did not use MNP LLP for non-audit professional services or preparation of corporate tax returns.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit No.	Document Description
(3)	Articles of Incorporation and By-laws
3.1(1)	Articles of Incorporation (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
3.2(1)	Bylaws (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
3.3(9)	Amendments to Articles of Incorporation (Incorporated by reference from our current report on Form 8-K filed on June 23, 2009)
3.4(10)	Amended and restated Bylaws (Incorporated by reference from our current report on Form 8-K filed on December 22, 2009)

(10)	Material Contracts
10.2(1)	Griffin Model Form Operating Agreement (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
10.3(1)	Griffin Drilling Program Agreement (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
10.5(3)	Consulting Agreement with CAB Financial Services Ltd. (Incorporated by reference from our current report on Form 8-K filed)
10.6(4)	Agreement with Brink Resources (Incorporated by reference from our current report on Form 8-K filed on June 21, 2007)
10.7(4)	Agreement with 0743608 BC Ltd.
10.8(5)	Amended Agreement and Promissory Notes (Incorporated by reference from our current report on Form 8-K filed on October 22, 2010)
10.9(6)	Consulting Agreement with CAB Financial Services Ltd. (Incorporated by reference from our current report on Form 8-K filed on December 1, 2008)
10.10(7)	Agreement with Delta Oil & Gas, Inc. and The Stallion Group (Incorporated by reference from our current report on Form 8-K filed on April 7, 2009)
10.11(8)	Agreement with BKB Management Ltd. (Incorporated by reference from our current report on Form 8-K filed on May 19, 2009)
10.12(11)	Equity Compensation Plan 2007 (Incorporated by reference from our current report on Form S8 filed on May 7, 2007)
10.17(17)	Assignment Agreements and Loan Agreement (Incorporated by reference from our current report on Form 8-K filed on September 13, 2010)

10.18(18)	Consulting Agreement with Tom Ihrke (Incorporated by reference from our current report on Form 8-K filed on August 6, 2010)
10.19(19)	Equity Compensation Plan 2010 (Incorporated by reference from our current report on Form 8-K filed on January 21, 2010)
10.20(20)	Form of Convertible Debenture (Incorporated by reference from our current report on Form 8-K filed on November December 1, 2010)
10.21	Consulting Agreement with Tom Ihrke
14.1(14)	Code of Business Conduct and Ethics (Incorporated by reference from Form SB-2 Registration Statement filed on September 20, 2007)
(23)	Consents of experts and Counsel
23.1*	Consent of MNP LLP Chartered Accountants
(31)	Rule 13a-14(a)/15d-14(a)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer
(99)	Exhibit No.
99.1(15)	Haas Reserve Reports (Incorporated by reference from our current report on Form 8-K filed on July 17, 2007)
99.2	Reserve Report
101.INS	XBRL Instance Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)
101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference from our annual report on Form 10-K filed on January 26, 2012)

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: January 24, 2014

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 24, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: January 24, 2014

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 24, 2014

By: /s/ David DeMartini
David DeMartini
Director