Form 10-Q
period 2014-01-31
LEXARIA CORP.
filed 2014-03-12
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
18,581,452 common shares issued and outstanding as of March 11, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended January 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	January 31	October 31
	2014	2013
ASSETS
Current
Cash and cash equivalents	$28,656	$65,542
Accounts receivable	130,654	79,217
Prepaid expenses and deposit	5,343	1,507
Total Current Assets	164,653	146,266
Oil and gas properties (Note 6)
Proved properties	3,394,899	3,427,086
Unproved properties	-	-
TOTAL ASSETS	$3,559,552	$3,573,352
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable and accrued liabilities	$186,230	$136,273
Loan payable (Note 7)	1,285,296	1,277,161
Due to a related party (Note 9)	1,769	1,769
Total Current Liabilities	1,473,295	1,415,203
Asset Retirement Obligations (Note 8)	59,245	59,245
TOTAL LIABILITIES	1,532,540	1,474,448
STOCKHOLDERS' EQUITY

Share Capital
Authorized:
200,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 16,931,452 common shares at January 31, 2014 (16,431,452 common shares at October 31, 2013)	16,931	16,431
Additional paid-in capital	7,169,650	7,140,150
Deficit	(5,159,569)	(5,057,677)
Total Stockholders' Equity	2,027,012	2,098,904
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,559,552	$3,573,352

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

	THREE MONTHS ENDED
	January 31
	2014	2013

Revenue
Natural gas and oil revenue	$160,100	$351,491

Cost of revenue
Natural gas and oil operating costs	69,524	105,565
Depletion	57,188	117,598
	126,712	223,163

Gross profit (loss)	33,388	128,328

Expenses
Accounting and audit	26,036	30,081
Insurance	1,475	1,475
Advertising and promotions	-	338
Bank charges and exchange loss	(39,192)	2,436
Consulting (note 9)	59,121	51,618
Fees and Dues	13,513	9,522
Interest expense from loan payable (note 6,7)	57,089	116,457
Legal and professional	361	14,746
Office and miscellaneous	955	4,179
Rent	8,041	3,919
Telephone	703	1,584
Travel	7,178	4,047

	135,280	240,402

Net (loss) and comprehensive loss for the period	$(101,892)	$(112,074)

Basic and diluted (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
- Basic and diluted	16,764,785	16,431,452

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended
	January 31
	2014	2013
Cash flows used in operating activities
Net (loss) for the period	$(101,892)	$(112,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	57,188	117,598
Foreign exchange gain / loss	(41,866)	2,133
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(51,437)	51,025
(Increase)/ Decrease in prepaid expenses and deposit	(3,836)	(4,456)
Increase in accounts payable	49,957	8,263
Net cash (used) from in operating activities	(91,886)	62,489
Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	(25,000)	(37,141)
Proceeds from sales of oil and gas property	-	-
Net cash used in investing activities	(25,000)	(37,141)
Cash flows from financing activities
Payments of loan payable	50,000	(166,925)
Proceeds from private placement and convertible debt	30,000	-
Net cash (used) from financing Activities	80,000	(166,925)
Decrease in cash and cash equivalents	(36,886)	(141,577)
Cash and cash equivalents, beginning of period	65,542	180,514
Cash and cash equivalents, end of period	$28,656	$38,937
Supplemental information of cash flows:
Interest paid in cash	$267,357	$237,641
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For Three Months Ended January 31, 2014
(Expressed in U.S. Dollars)
(Unaudited)

	COMMON STOCK

			ADDITIONAL			TOTAL
			PAID-IN			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL		DEFICIT	EQUITY
Balance, October 31, 2012	16,431,452	$16,431	$7,118,871		$(4,714,126)	$2,421,176
Stock Options @ $0.10			21,279			21,279
Shares issued for services	160,000	11,200				11,200
Cancellation of shares issued for services	(160,000)	(11,200)				(11,200)
Comprehensive income (loss):
(Loss) for the year					(343,551)	(343,551)
Balance, October 31, 2013	16,431,452	$16,431	$7,140,150		$(5,057,677)	$2,098,904
Shares issued for PP @ $0.06	500,000	500	29,500			30,000

Comprehensive income (loss):
(Loss) for the period					(101,892)	(101,892)

Balance, January 31, 2014	16,931,452	$16,931	$7,169,650	$	- 5,159,569	$2,027,012

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2014
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim financial statements for the three months ended January 31, 2014 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2013 audited annual financial statements and notes thereto.

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

Share Issuances

On November 1, 2013, the Company closed a private placement of 500,000 units at a price of $0.06 per unit for gross proceeds of $30,000. Each unit consists of one common stock and one share purchase warrant which entitles a holder to purchase one common stock at a price of $0.10 per warrant share for a period of thirty six month following the close.

As at January 31, 2014, Lexaria Corp. has 16,931,452 shares issued and outstanding and 500,000 warrants issued and outstanding.

The following table summarizes warrant activity in the period ended January 31, 2014:

		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2013 and 2012	-	$ -
Granted warrants with expiry date of November 1, 2017	500,000	0.10
Balance, January 31, 2014	500,000	$ 0.10

6.	Oil and Gas Properties

	(a)	Proved properties

Properties	October 31,	Addition	Depletion	January 31,
	2013			2014
U.S.A. – Proved property	$3,427,086	$25,000	$(57,188)	$3,394,899

(1)	Palmetto Point Project

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

The Company had a short-lived opportunity to acquire additional fractional interests in the Belmont Lake 12-4 well which was expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including Lexaria. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, the Company entered into four separate assignment agreements, three of which were with people or companies with related management. The Company received from these four parties proceeds of $371,608.57 to fund additional interests in this well. As a result, the Company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia, a company with related management, had acquired from Lexaria a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of Lexaria, acquired from Lexaria a 5% gross interest in the non-consent interest in the 12-4 well; and Kelowna Resources Group formerly known as 0743608 BC Ltd. a company owned by the President of the Company, acquired from Lexaria a 11.60% gross interest in the non-consent interest in the 12- 4 well.

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

As of January 31, 2013, additional expenditures of $25,000 were incurred for workovers.

As of January 31, 2014, the Company’s working interest and production in PPF-12-4 and PPF-12-5 well located at Belmont Lake, Mississippi, with carrying values of $1,000,000, are used as security for the convertible debentures issued on November 30, 2010, December 16, 2010 and December 1, 2011 (see note 7 (b) and (c), with aggregate amount of $820,000.

7.	Loan Payable

			Carrying amounts
Notes	Nature	Original amounts	January 31, 2014	October 31, 2013
		$	$	$
a)	Promissory Note	75,000	75,000	75,000
b)	Convertible debentures	620,000	413,333	413,333
c)	Convertible debentures	200,000	141,667	141,667
d)	Promissory Note	50,000	50,000	50,000
e)	Promissory Note	657,447	559,053	597,161
g)	Promissory Note	46,243	46,243	-
Total Outstanding		1,698,690	1,285,296	1,277,161
Loan payable - current		1,698,690	1,285,296	1,277,161
Loan payable - long term		-	-	-

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

During the three month period ended January 31, 2014, the Company has paid down the debt by $nil (October 31, 2013: $206,667). On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 7f for details.

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

During the three month period ended January 31, 2014, the Company has paid down the debt by $nil (October 31, 2013: $58,333). On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 7f for details.

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

On December 1, 2012, the Company entered into an Amendment to existing debt agreement with a shareholder of the Company, whereby the lender has agreed to modify terms of the earlier agreements and provide for a debt repayment schedule ending on December 1, 2013. The Company was scheduled to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note f for details.

During the three month period ended January 31, 2014, the Company has paid down the debt by $nil (October 31, 2013: CAD$36,667; 2012: CAD$185,000).

f)

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

g)

On December 4, 2013, the Company entered into a loan agreement and promissory note with Chris Bunka (the “Lender”), a director and officer of our company. The principal amount of the note is CAD$51,507.50 and is repayable for a period of fifteen months. The note has an interest rate of 15% per annum and a monthly principal payment of $4,292 starting after the third month.

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

Changes to the Company’s asset retirement obligation on its Palmetto Point project are as follows:

		January 31,	October 31,
		2014	2013
Asset retirement obligation – beginning balance	$
		59,245	-
Incurred		-	59,245
Asset retirement obligation – ending balance		59,245	59,245

9.	Related Party Transactions

(a)

For the three months ended January 31, 2014, the Company paid / accrued $25,200 to CAB (2013: $26,880); and to BKB Management Ltd. (“BKB”) CAD$17,325 (2013: CAD$18,840) for management, consulting and accounting services. CAB is owned by the President of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 7e). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the three months ended January 31, 2014, the Company paid/accrued interest expenses of CAD $6,819 (2013: CAD$6,819).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 7e). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the three months ended January 31, 2014, the Company paid/accrued interest expenses of CAD $17,903 (2013: CAD$17,903).

(d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7a). For the three months ended January 31, 2014, the Company paid interest expenses of $3,375 (2013: $3,375).

(e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the three months ended January 31, 2014, the Company incurred interest expenses of $1,500 (2013: $1,500).

(f)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 7c, f). This loan agreement was amended for another year to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. On November 13, 2013, the Company refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013. The loan repayment schedule will be converted, with an effective date of December 1, 2013, to a new one year term loan with monthly interest payments at 18% on any declining balance, in arrears and all principal amounts not paid before then due in full on December 1, 2014; b) the first payment of interest shall be due on January 1, 2014; c) the Company will make ten (10) monthly principal payments, each of which is 1/10th of the principal amount owing at the time this Agreement goes into effect, beginning on March 1 2014 and repeating on the first day of each month thereafter until all the principal is paid. For the year three months ended January 31, 2014, the Company has paid interest expense of $6,000 (2012: $11,833).

(g)

On December 4, 2013, the Company entered into a loan agreement and promissory note with Chris Bunka (the “Lender”), a director and officer of our company. The principal amount of the note is CAD$51,507.50. The entering into of the loan agreement and promissory note provides that the principal and interest on the debt be payable for a period of fifteen months. The note has an interest rate of 15% per annum and a monthly principal payment of $4,292 starting after the third month. For the three months ended January 31, 2014, the Company incurred interest expenses of CAD$1,288 (2013: $Nil).

(h)

Included in accounts payable, $131,015 (October 31, 2013: $89,540) and other payable, $3,087 (2013: $34,410) was payable to companies controlled by the president, key management personnel and directors of the Company. Included in other receivable, $22,817 was receivable from companies controlled by the president, key management personnel and directors of the Company.

(i)

For the three months ended January 31, 2014, the Company has paid/accrued $Nil (2013: $15,604) to Kelowna Resources Group formerly known as 0743608 BC Ltd.; $Nil (2013:$6,499) to Emerald Atlantic LLC; and, $Nil to Tom Ihrke (2013: $1,849) for their respective Non-consent Interests in Belmont Lake. Kelowna Resources Group, formerly known as 0743608 BC Ltd., is owned by the president of the Company, and Emerald Atlantic LLC is owned by a Director of the Company.

(j) See Note 5, 6, and 7.

10.	Stock Options

For the three months ended January 31, 2014, the Company recorded a total of $Nil (2013: $Nil) for stock based compensation expenses.

A summary of the stock options for the three months ended January 31, 2014 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2012	1,700,000	$0.26
Granted	500,000	0.10
Balance, January 31, 2014 and October 31, 2013	2,200,000	$0.23

The Company has the following options outstanding and exercisable:

January 31, 2014		Options outstanding		Options exercisable

Range of Exercise	Number of	Weighted average	Weighted average	Number of	Weighted average
prices	shares	remaining contractual life	exercise price	shares	exercise price
$0.20	150,000	1.54 years	$ 0.20	150,000	$ 0.20
$0.20	850,000	0.97 years	$ 0.20	850,000	$ 0.20
$0.35	700,000	2.45years	$ 0.35	700,000	$ 0.35
$0.10	500,000	4.38 years	$ 0.20	500,000	$ 0.10
Total	2,200,000	2.25 years	$ 0.23	2,200,000	$ 0.23

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

The Company’s business is considered as operating in one segment (Oil and gas in the United States) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. Upon entering into the Joint Venture Agreement (See note 13), the Company will be operating in two segments, the other being the medicinal marihuana business.

13.	Subsequent Events

1.

On March 5, 2014, the Company entered into a three year Joint Venture Agreement (“JV Agreement”) with Enertopia Corp. and Robert McAllister (collectively, the "Parties"). Whereas the Enertopia Corp. and Robert McAllister will source opportunities in the business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the business (the "Joint Venture"), and Robert McAllister will join the Lexaria Corp. advisory board for the term of this JV Agreement:

The Parties contribute the following as their initial contributions to the business:

a)

Lexaria, as its initial Contribution, hereby pays to Enertopia 1,000,000 common restricted shares as compensation for entering the Joint Venture and for Enertopia to initiate and during the term of the Agreement continue to provide to Lexaria opportunities for Lexaria to build its business

b)

Lexaria agrees to additionally pay Enertopia a finder’s commission, received at the sole election of Enertopia in either cash or in common restricted shares of Lexaria, within a range of 2% - 5% of the value (less of taxes) of any future business acquisition, joint venture or transaction that Lexaria accepts and closes for the life of this JV Agreement.

c)

Lexaria as its initial Contribution, hereby pays to Robert McAllister 500,000 common restricted shares as compensation for entering the Joint Venture and for Robert McAllister to initiate and during the term of the JV Agreement continue to provide to Lexaria opportunities for Lexaria to build its business.

d)

Lexaria agrees to additionally award Robert McAllister 500,000 stock options to buy common shares of Lexaria, with terms to be specified and ratified by shareholder and regulatory approvals, as compensation for joining and serving as Chairperson of Lexaria’s marihuana business advisory board for the term of this JV Agreement.

2.

On March 10, 2014, the Company entered into a Social Media/Web Marketing Agreement with Stuart Gray. The term of this Agreement shall begin on the date of execution of this Agreement for a period of 12 months. The consideration for services is $60,000 payable in common shares of the Company. Upon execution of the Agreement, the Company issued 150,000 common shares of the Company at a price of $0.40 for the 12 month Social Media/Web Marketing Agreement.

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

Our Current Business

The Company is an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. The Company is currently generating revenues from its business operations in Mississippi. In March of 2014, we began our entry into medicinal marijuana business.

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

During the three month period ended January 31, 2014, we experienced the following significant corporate developments:

On November 1, 2013, the Company closed a private placement of 500,000 units at a price of $0.06 per unit for gross proceeds of $30,000. Each unit consists of one common stock and one share purchase warrant which entitles a holder to purchase one common stock at a price of $0.10 per warrant share for a period of thirty six month following the close.

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

On December 6, 2013, the Company announced that a new well in Belmont Lake Field, the 12-7 well, had been drilled to total depth and sidewall core analysis indicated approximately 20 feet of true vertical depth oil bearing pay. Due to adverse weather conditions, the well has not yet been completed nor put into production.

On March 5, 2014, the Company entered into a three year Joint Venture Agreement (“JV Agreement”) with Enertopia Corp. and Robert McAllister (collectively, the "Parties"). Whereas the Enertopia Corp. and Robert McAllister will source opportunities in the business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the business (the "Joint Venture"), and Robert McAllister will join the Lexaria Corp. advisory board for the term of this JV Agreement.

The Parties contribute the following as their initial contributions to the business:

a)

Lexaria, as its initial Contribution, hereby pays to Enertopia 1,000,000 common restricted shares as compensation for entering the Joint Venture and for Enertopia to initiate and during the term of the Agreement continue to provide to Lexaria opportunities for Lexaria to build its business

b)

Lexaria agrees to additionally pay Enertopia a finder’s commission, received at the sole election of Enertopia in either cash or in common restricted shares of Lexaria, within a range of 2% - 5% of the value (less of taxes) of any future business acquisition, joint venture or transaction that Lexaria accepts and closes for the life of this JV Agreement.

c)

Lexaria as its initial Contribution, hereby pays to Robert McAllister 500,000 common restricted shares as compensation for entering the Joint Venture and for Robert McAllister to initiate and during the term of the JV Agreement continue to provide to Lexaria opportunities for Lexaria to build its business.

d)

Lexaria agrees to additionally award Robert McAllister 500,000 stock options to buy common shares of Lexaria, with terms to be specified and ratified by shareholder and regulatory approvals, as compensation for joining and serving as Chairperson of Lexaria’s marihuana business advisory board for the term of this JV Agreement.

On March 10, 2014, the Company entered into a Social Media/Web Marketing Agreement with Stuart Gray. The term of this Agreement shall begin on the date of execution of this Agreement for a period of 12 months. The consideration for services is $60,000 payable in common shares of the Company. Upon execution of the Agreement, the Company issued 150,000 common shares of the Company at a price of $0.40 for the 12 month Social Media/Web Marketing Agreement.

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

Total working interest for Belmont Lake as of October 31, 2010 is 32%, with the exception of a 40% interest in wells PP F-12-4 and PP F-12-5; and 13.32% in PP F-12-7.

As of January 31, 2014, there were additional well interest changes or workovers in the amount of $25,000.

As of January 31, 2014, the status of the Palmetto Point, Mississippi wells is as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing
PP F-12-4	Aug/10	Oct/10	Frio Oil	3150	Shut down
PP F-12-5	Sep 12/10	Nov 23/10	Frio Oil	3150	Producing
PP F-12-7	Nov 29/13		Frio Oil	3282	Awaiting Completion

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of January 31, 2014, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. At January 31, 2014, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Results of Operations – Three Months Ended January 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2014, which are included herein.

Our operating results for the three months ended January 31, 2014, for the three months ended January 31, 2014 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Months Period
	Three Months Ended	Three Months Ended	Ended
	January 31	January 31,	January 31, 2014
	2014	2013	and January 31, 2013
Revenue	$160,100	$351,491	$(191,391)
General and administrative	135,280	240,402	(105,122)
Interest expense	57,089	116,457	(59,368)
Consulting fees	59,121	51,618	7,503
Cost of Revenue	126,712	223,163	(96,451)
Oil and gas operating expenses	69,524	105,565	(36,041)
Professional Fees (legal and audit fees)	26,397	44,827	(18,430)
Net Income (Loss)	(101,892)	112,074	(10,182)

Our accumulated losses increased to $5,159,569 as of January 31, 2014. Our financial statements report a net loss of $101,892 for the three month period ended January 31, 2014 compared to a net loss of $112,074 for the three month period ended January 31, 2013. Our revenues have decreased for the three month period ended January 31, 2014 compared to the three month period ended January 31, 2013, by $191,391. During the period ended January 31, 2013 the oil field enjoyed flush production from the 12-1 and 12-3A wells as a result of workovers completed during that period, and that flush production will not be repeated from those well. As a result there are lower production volumes for wells 12-1 and 12-3A. Additionally, well 12-4 has been shut in. Our General and administrative costs in the three month period ending January 31, 2014 were lower by $105,123 than the year-earlier period. This is primarily due to a decrease in professional fees, interest expense and foreign exchange.

The cost of revenue was $126,712 for the three month period ended January 31, 2014, compared to $223,163 for the three month period ended January 31, 2013; the decrease in cost of revenue in the current period is largely due to decreased depletion costs. The Company had oil and gas operating expenses of $69,524 in the three months ending January 31, 2014 compared to $105,565 for the three months ended January 31, 2014. The operating costs are lower by $36,041 due to the decreased production in the current period.

As at January 31, 2014, we had $1,473,295 in current liabilities. Our net cash used in operating activities for the three months ended January 31, 2014 was $91,886 compared to net cash provided of $62,489 in the three months ended January 31, 2013.

Our total liabilities as of January 31, 2014 were $1,532,540 as compared to total liabilities of $1,474,448 as of October 31, 2013.

Liquidity and Financial Condition

Working Capital

	January 31,	October 31,
	2014	2013
Current assets	$164,653	$146,266
Current liabilities	1,473,295	1,415,203
Working capital (Deficit)	$(1,308,642)	$(1,268,937)

Cash Flows

	Three Months Ended
	January 31,	January 31,
	2014	2013
Cash flows provided by (used in) operating activities	$(91,886)	$62,489
Cash flows (used in) investing activities	(25,000)	(37,141)
Cash flows provided by (used in) financing activities	80,000	(166,925)
Increase (decrease) in cash and cash equivalents	(36,886)	(141,577)

Operating Activities

Net cash used in operating activities was $91,886 for the three months ended January 31, 2014 compared with net cash provided in operating activities of $62,489 in the same period in 2013.

Investing Activities

Net cash used in investing activities was $25,000 in the three months ended January 31, 2014 compared to net cash used in investing activities was $37,141 in the same period in 2013.

Financing Activities

Net cash provided in financing activities was $80,000 in the three months ended January 31, 2014 compared to net cash used by financing activities of $166,925 in the same period in 2012. This is attributable to the private placement and a loan provided to the company during the quarter ended January 31, 2014. During the same time last year there was a repayment of the convertible debt loans.

Oil and gas sales volume comparisons for the three months ended January 31, 2014 compared to the three months ended January 31, 2013

For the three month period ended January 31, 2014, the Company had $160,100 in revenues compared to $351,491 in revenues for the same three month period in the prior year. Oil revenues in the first three months of the 2014 fiscal year were lower than those of the same period in fiscal 2013; The decrease in our oil and gas revenues for the three months ended January 31, 2014 was largely due to decreased production volumes for oil wells PP F-12-1 and PP F-12-3 along with a reduction from well 12-5. Well PP F-12-4 was shut-in during the last quarter of October 31, 2013 due to a workover not completed due to technical complications that have not been resolved. Oil prices were very slightly higher during the three month period ending January 31, 2014 than they were one year previously.

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

As of January 31, 2014, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2014, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $101,892 for the three month period ending January 31, 2014, and cumulative losses of $5,159,569 to January 31, 2014. As of January 31, 2014 we had deficit in working capital of $1,308,642 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to January 31, 2014, we have incurred aggregate losses of approximately $5,159,569. Our loss from operations for the three month period ended January 31, 2014 was $101,892. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Our most significant wells are the producing oil wells PP F-12-1, PP F-12-3, PP F-12-4, and PP F-12-5; (and PP F-12-7 waiting to be completed) are located within the Belmont Lake oil field which is located in the Palmetto Point region. The Belmont Lake oil field is onshore, as are all of our company’s wells, but located in a flood plain of the Mississippi River which forces seasonal constraints on certain field activities. We have suffered repeated delays in the development of this oil field due to the seasonal flooding, and we could experience additional development delays in the future. OUR COMPANY HAS NO OTHER PRODUCING WELLS. Seasonal river-flooding conditions can negatively impact the viability of our oil production and thus, our ability to generate revenue.

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

Item 6. Exhibits

Exhibit	Description
Number
(i) Articles of Incorporation; and (ii) Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - CEO
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications - CFO
32.1	Section 1350 Certifications - CEO
32.2	Section 1350 Certifications - CFO

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
11/03/2014

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
11/03/2014