Form 10-Q
period 2014-04-30
LEXARIA CORP.
filed 2014-06-12
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

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

31,944,664 common shares issued and outstanding as of June 11, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the six month period ended April 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
BALANCE SHEETS
(Expressed in U.S. Dollars)

	April 30	October 31
	2014	2013
ASSETS

Current
Cash and cash equivalents	$951,740	$65,542
Accounts receivable	100,323	79,217
Prepaid expenses and deposit	414,937	1,507
Total Current Assets	1,467,000	146,266

Oil and gas properties (Note 6)
Proved properties	3,370,540	3,427,086
TOTAL ASSETS	$4,837,540	$3,573,352

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$134,385	$136,273
Loan payable (Note 8)	909,592	1,277,161
Due to a related party (Note 10)	1,769	1,769
Total Current Liabilities	1,045,746	1,415,203
Asset Retirement Obligations (Note 9)	59,245	59,245

TOTAL LIABILITIES	1,104,991	1,474,448

STOCKHOLDERS' EQUITY

Share Capital
Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 31,839,664 common shares at April 30, 2014 and 16,431,452 common shares at October 31, 2013	31,839	16,431
Additional paid-in capital	9,353,612	7,140,150
Deficit	(5,652,902)	(5,057,677)

Total Stockholders' Equity	3,732,549	2,098,904

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,837,540	$3,573,352

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 30		April 30
	2014	2013	2014	2013

Revenue
Natural gas and oil revenue	167,835	253,388	327,935	604,879

Cost of revenue
Natural gas and oil operating costs	54,521	82,685	124,045	188,250
Depletion	55,778	82,418	112,966	200,016
	110,299	165,103	237,011	388,266

Gross profit (loss)	57,536	88,285	90,924	216,613

Expenses
Accounting and audit	9,409	6,913	35,445	36,994
Insurance	1,840	1,475	3,315	2,949
Advertising and promotions	17,500	1,574	17,500	1,911
Bank charges and exchange (gain) loss	13,800	(360)	(25,392)	2,076
Stock Based Compensation	66,482	-	66,482	-
Consulting (note 10)	323,189	52,452	382,310	104,070
Fees and Dues	10,437	5,814	23,950	15,335
Interest expense from loan payable (note 6,8)	51,057	50,175	108,146	166,632
Investor relation	2,738	-	2,738	-
Legal and professional	6,347	3,330	6,708	18,076
Office and miscellaneous	5,130	1,870	6,085	6,051
Rent	13,962	4,488	22,003	8,407
Telephone	1,014	1,639	1,717	3,223
Taxes	5,248	-	5,248	-
Travel	22,715	6,453	29,894	10,501

	550,868	135,823	686,149	376,225

Net (loss) for the period	(493,332)	(47,538)	(595,225)	(159,612)

Basic and diluted (loss) per share	(0.02)	(0.00)	(0.03)	(0.01)

Weighted average number of common shares outstanding
- Basic and diluted	23,916,450	16,431,452	20,173,951	16,431,452

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Six Months Ended
	April 30
	2014	2013
Cash flows used in operating activities
Net (loss) for the period	$(595,225)	(159,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - Stock based compensation	323,049	-
Depletion	112,966	200,016
Foreign exchange gain / loss	-	1,270

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(21,106)	123,715
(Increase)/ Decrease in prepaid expenses and deposit	(6,597)	(2,981)
Increase/(Decrease) in accounts payable	(1,888)	24,044
Net cash provided/(used) in operating activities	(188,801)	186,452

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(56,420)	(64,281)
Net cash used in investing activities	(56,420)	(64,281)

Cash flows from financing activities

Payments of loan payable	(174,236)	(258,156)
Proceeds from private placement, convertible debt,
and option exercise	1,305,655	-
Net cash provided/(used) in financing Activities	1,131,419	(258,156)

Increase/(Decrease) in cash and cash equivalents	886,198	(135,985)
Cash and cash equivalents, beginning of period	65,542	180,514
Cash and cash equivalents, end of period	$951,740	44,529

Supplemental information of cash flows:
Interest paid in cash	$108,146	166,632
Income taxes paid in cash	$-	-

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2012	16,431,452	16,431	7,118,871	(4,714,126)	2,421,176

Stock Options @ $0.10			21,279		21,279

Shares issued for services	160,000	11,200			11,200

Cancellation of shares issued for services	(160,000)	(11,200)			(11,200)

Comprehensive income (loss): for the year				(343,551)	(343,551)

Balance, October 31, 2013	16,431,452	16,431	7,140,150	(5,057,677)	2,098,904

Shares issued for PP @ $0.06	500,000	500	29,500		30,000

Shares issued for services @ $0.10	1,500,000	1,500	148,500		150,000

Shares issued for services @ $0.40	150,000	150	59,850		60,000

Shares issued for services @ $0.60	20,833	21	12,479		12,500

Shares issued for PP @ $0.12	11,419,999	11,420	1,246,735		1,258,155

Shares issued for option exercise @ $0.35	50,000	50	17,450		17,500

Stock Options issued @ $0.60			26,112		26,112

Shares issued for debt conversion @$0.35	552,380	552	192,781		193,333

Shares issued per LOI @ $0.40	555,000	555	221,445		222,000

Shares issued per agreement @ $0.39	110,000	110	42,790		42,900

Shares issued per agreement @ $0.32	550,000	550	175,450		176,000

Stock Options issued @ $0.50			40,370		40,370

Comprehensive income (loss): for the period				(595,225)	(595,225)

Balance, April 30, 2014	31,839,664	31,839	9,353,612	(5,652,902)	3,732,549

The accompanying notes are an integral part of these financial statements.

LEXARIA CORP.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited interim financial statements for the six months ended April 30, 2014 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the October 31, 2013 audited annual financial statements and notes thereto.

2.	Organization and Business

The Company was formed on December 9, 2004 under the laws of the State of Nevada and commenced operations on December 9, 2004. The Company is an independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. The Company’s entry into the oil and gas business began on February 3, 2005. The Company has offices in Vancouver and Kelowna, BC, Canada. In March of 2014, the Company entered into the Medicinal Marijuana business.

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

b) New Accounting Pronouncements Adopted

In February 2013, the FASB issued new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. Under the guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance did not change the requirements for reporting net income or other comprehensive income in the financial statements. The new guidance is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. The Company has adopted this guidance in fiscal year 2014 and it does not have a significant impact on its results of operations, financial condition and cash flows.

In March 2013, the Financial Accounting Standards Board ( “FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company adopted this guidance in fiscal year 2014 and it does not have a significant impact on its results of operations, financial condition and cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company adopted this guidance in fiscal year 2014 and the adoption of this guidance does not have a material impact on its financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

c) New Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations and disclosure of the pretax profit or loss of individually significant components of an entity that do not qualify for discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU No. 2014-08 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

5.	Capital Stock

Share Issuances

On November 1, 2013, the Company closed a private placement of 500,000 units at a price of $0.06 per unit for gross proceeds of $30,000. Each unit consists of one common stock and one share purchase warrant which entitles a holder to purchase one common stock at a price of $0.10 per warrant share for a period of thirty six month following the close.

On March 5, 2014, the Company entered into a three year Joint Venture agreement with Enertopia Corp. and Robert McAllister. Whereas the Enertopia Corp. and Robert McAllister will source opportunities in the medical marijuana business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the business and Robert McAllister will join the Lexaria Corp. advisory board for the term of the Agreement. The Company issued 1,000,000 common shares at $0.10 to Enertopia Corp. and 500,000 common shares at $0.10 to Robert McAllister.

On March 10, 2014, the Company entered into a 12 month Social Media/Web Marketing Agreement with Stuart Gray for $60,000. The Company issued 150,000 common shares at a price of $0.40 for his services.

On March 12, 2014, the Company entered into 12 month marketing agreement for $50,000 with Agora Internet Relations Corp. payable in common shares of the Company. The first quarter payment of $12,500 was made by issuing 20,833 common shares of the Company at a price of $0.60 per share.

On March 21, 2014, the Company closed a private placement of 10,600,000 units at a price of $0.12 per unit for gross proceeds of $1,272,000. Each unit consists of one common stock and one share purchase warrant which entitles a holder to purchase one common stock at a price of $0.25 per warrant share for a period of eighteen months following the close. A cash finders’ fee for $16,800 was paid to Cannacord Genuity, Leede Financial Markets and PI Financial Corp.; and a stock finders’ fee of 819,999 common shares of the Company were issued to Canaccord Genuity and Wolverton Securities.

On March 25, 2014 the Company received $17,500 for the exercise of 50,000 stock options at $0.35 into 50,000 common shares of the Company.

On April 1, 2014, the Company converted $193,333 of the debt outstanding into 552,380 units of the Company at a price of $0.35. Each unit is comprised of one common share and one share purchase warrant which entitles the holder to purchase one common stock at a price of $0.40 for a period of 12 months after the conversion.

On April 10, 2014, the Company entered into a Letter of Intent ("LOI") that set forth the basic terms of discussions between Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR. The Company issued 500,000 common shares at a price of $0.40 to Enertopia, which are held in escrow until the Health Canada license is obtained by Enertopia.

On April 10, 2014 a letter of intent, was signed on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation (Lessee) and Mr. Jeff Paikin (Lessor) that sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”) for the purposes of a licensed medical marijuana production facility. The Company issued the 55,000 common shares at a deemed price of $0.40 per the terms of the Letter of Intent to lease space in the building to Jeff Paikin.

On April 14, 2014,the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 110,000 common shares at a deemed price of $0.39.

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32.

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32.

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boom as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32.

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32.

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32.

As at April 30, 2014, Lexaria Corp. has 31,839,664 shares issued and outstanding and 11,652,380 warrants issued and outstanding.

The following table summarizes warrant activity in the period ended April 30, 2014:

		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2013 and 2012	-	$-
Granted warrants with expiry date of November 1, 2017	500,000	0.10
Granted warrants with expiry date of September 12, 2015	10,600,000	0.25
Granted warrants with expiry date of April 1, 2015	552,380	0.40
Balance, April 30, 2014	11,652,380	$0.25

6.	Oil and Gas Properties

(a)	Proved properties

Properties	October 31,	Addition	Depletion	April 30,
	2013			2014
U.S.A. – Proved property	$3,427,086	$56,420	$(112,966)	$3,370,540

(1)	Palmetto Point Project

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

As of April 30, 2014, additional expenditures of $56,420 were incurred for workovers.

As of April 30, 2014, the Company’s working interest and production in PPF-12-4 and PPF-12-5 well located at Belmont Lake, Mississippi, with carrying values of $1,000,000, are used as security for the convertible debentures issued on November 30, 2010, December 16, 2010 and December 1, 2011 (see note 8 (b) and (c), with aggregate amount of $820,000.

7.	Medical Marijuana Investment

On March 5, 2014, the Company has entered into a three year Joint Venture Agreement ("JV") with Enertopia Corp. and Robert McAllister collectively, the "Parties"). Whereas Enertopia Corp. and Robert McAllister will source opportunities in the business of licensed medical marijuana, and the terms and conditions on which the Parties have formed a joint venture to jointly participate in, or offer specific opportunities within the Business (the "Joint Venture"), and Robert McAllister will join the Lexaria Corp. advisory board for the term of this Agreement;

The Parties contribute the following as their initial contributions to the Business:

a)

Lexaria, as its initial Contribution, hereby pays to Enertopia 1,000,000 common restricted shares as compensation for entering the Joint Venture and for Enertopia to initiate and during the term of the Agreement continue to provide to Lexaria opportunities for Lexaria to build its Business

b)

Lexaria agrees to additionally pay Enertopia a finder’s commission, received at the sole election of Enertopia in either cash or in common restricted shares of Lexaria, within a range of 2% - 5% of the value (less of taxes) of any future Business acquisition, joint venture or transaction that Lexaria accepts and closes for the life of this Agreement.

c)

Lexaria as its initial contribution, hereby pays to Robert McAllister 500,000 common restricted shares as compensation for entering the Joint Venture and for Robert McAllister to initiate and during the term of the Agreement continue to provide to Lexaria opportunities for Lexaria to build its Business.

d)

Lexaria agrees to additionally award Robert McAllister 500,000 stock options to buy common shares of Lexaria, with terms to be specified and ratified by shareholder and regulatory approvals, as compensation for joining and serving as Chairperson of Lexaria’s marihuana Business advisory board for the term of this Agreement.

On April 10, 2014, the Company entered into a Letter of Intent. This Letter of Intent ("LOI") shall set forth the basic terms of the recent discussions between Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR (the "Business").

Acquisition Structure. In accordance with the terms of a formal and definitive Agreement to be entered into between Enertopia and Lexaria (the "Definitive Agreement"), Enertopia shall own 51% ownership interest in the Business (the "Enertopia Ownership") and Lexaria shall own 49% ownership interest in the Business (the “Lexaria Ownership”). Within 10 days, Enertopia shall contribute $45,000 and Lexaria shall contribute $55,000 to the Business

Upon the execution of this LOI, Enertopia and Lexaria shall structure a joint venture for legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR. At such time the Parties will be deemed to have formed a joint venture for the operation, management and further development of the Business (the "Joint Venture"). Lexaria will pay 55% of all costs to earn its 49% net Ownership Interest and Enertopia will pay 45% of all costs to earn its 51% Ownership Interest. A total of 500,000 Definitive Agreement Shares shall be issued to Enertopia, held in escrow (the "Escrow Shares") by Lexaria's solicitors until such date as the License (as hereinafter defined) has been obtained by Enertopia (the "Effective Date"). Upon occurrence of the Effective Date, the Escrow Shares will be released from escrow. In the event the Effective Date does not occur within 12 months of the date of the Definitive Agreement (the "Execution Date"), the Definitive Agreement Shares shall be cancelled and returned to treasury.

The joint venture shall be responsible to:

a. Source and secure a suitable location or locations from which to conduct the Business; and,

b. Acquire the necessary construction, operations and management expertise to build, operate and manage the Business; and,

c. Agree unanimously on an appropriate funding schedule for all aspects of building, growing and operating the Business; and,

d. Agree unanimously on each capital expenditure incurred by the Business of more than $100,000, and on each salary, wage or bonus offered by the Business of more than $100,000 per annum; and

e. Agree unanimously on a framework for eventual but regular profit distribution based upon the 51% / 49% net ownership stakes; and

f. Receive all municipal, police, fire and necessary approvals to apply for a Licensed Producer (LP) under the Health Canada MMPR; and

g. Operate, expand and manage the business at all times in compliance with all relevant regulations and with best efforts towards maximum efficiencies and profitability.

Warranties.

a. Enertopia warrants that it is a company duly incorporated and in good standing under the laws of the State of Nevada.

b. Enertopia warrants that it will make all best efforts, as majority owner of the Business, to make an application to Health Canada to obtain a license to designating Enertopia as a "Licensed Producer" under MMPR (the "License") as soon as possible following the formation of the Joint Venture..

c. Lexaria warrants that it is a company duly incorporated and in good standing under the laws of the State of Nevada.

Definitive Agreement. Acceptance of this LOI shall be followed by the negotiation and acceptance of the Definitive Agreement which shall incorporate the terms and conditions of this LOI and such other terms, conditions, representations and warranties as are customary for transactions of this nature or as may be reasonably requested by the Parties including provisions relating to the transfer, sale or other disposition of an ownership interest by a Party and governance and operation of the Joint Venture. This LOI does not set forth all of the matters upon which agreement must be reached in order for the proposed transaction to be consummated.

Management Agreements. The Definitive Agreement will provide for the recognition of management/consulting agreements for certain employees or consultants of the Joint Venture pursuant to which such individuals will receive as yet unknown compensation (the "Management Compensation"). The Management Compensation shall be payable out of the net profits of the Business, provided however that any shortfall due to insufficient net profits shall be covered by the Joint Venture. Terms of each management/consulting agreement to be agreed upon with each individual third party and either the Joint Venture or either Enertopia or Lexaria, by mutual agreement, as the case may be, and to be entered into not later than April 30, 2014.

On April 10, 2014, the Company entered into a Letter of intent, to executed on behalf of a corporation incorporated by Lexaria Corp., Great Lakes Cannabis Corp. and Enertopia Corporation (Lessee) and Mr. Jeff Paikin (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”). The Company issued the 55,000 common shares at a deemed price of $0.40 per the terms of the Letter of Intent to lease space in Ontario. The terms and conditions will be set out on a binding lease including some of the following points:

1.

Lease space to be approximately 30,000 square feet with a first right of refusal in favour of the Lessee to lease approximately an additional 45,000 square feet for a total of approximately 75,000 square feet as further space currently leased in the Building comes available.

2.

The rent for the Leased Premises shall be base rent of $5.00 per square foot, plus common area charges and taxes, which are currently $3.25 per square foot. All utilities will be in addition to the rent and billed directly to the Lessee.

3.	Lease term to be a minimum of 5 years, with the Lessee having an option to renew for three (3) further five (5) year terms at the market rate at the time of renewal.

4.

The Lessee will require tenant improvements to the Leased Premises. These improvements shall be performed by New Horizon Homes on behalf of the Lessee on a cost plus 10% basis. The “plus” shall be payable in shares of Lexaria Corp. and Enertopia Corporation as part of this arrangement.

5.	During the first 90 days of the initial 5 year lease, the Lessee shall have the option of paying its Base Rent with shares or with cash.

6.

The Lease shall be conditional for a period of 60 days in order to allow the Lessee to confirm that the zoning applicable to the Leased Premises allows for the Lessee’s intended use of the Leased Premises, in particular a legal marijuana growing operation. In exchange for the Lessor holding the Leased Premises for the Lessee for the 60 day conditional period, the Lessee will issue shares to the Lessor or as it may direct having a minimum value of $40,000 Canadian. If the Municipality does not approve medical marijuana for this location, the obligation of the Lessee ends and the remaining lease shall be null and void. This initial share payment shall satisfy all of the Lessees obligations if the use is not approved.

7.

KNY Architects will be retained by the Lessee in order to begin designing the space required. This will allow the design process to happen prior to the determination of the zoning decision. All costs of architectural to be borne by the Lessee.

8.

Where any shares of Lexaria Corp. and Enertopia Corporation are to be transferred to the Lessor or as it may direct, the intention is to determine the number of shares to be transferred based on the value of said shares at close of trading on April 9, 2014, with the shares transferred at the lowest legal transfer price based on the April 9, 2014 closing price. All share transfers shall be in accordance with the Exchange and Commission guidelines.

9.	All obligations and responsibilities of the Lessee shall be shared by Lexaria Corp. assuming 55% and Enertopia Corp. assuming 45%.

10.

This Letter of Intent sets out our shared intentions but does not create a binding Lease. The intended relationship set out in this Letter of Intent shall be solely governed by a binding lease agreement in the Lessor’s standard form, but containing those terms and conditions set out in this Letter of Intent or as otherwise agreed between the parties. It is also implicit in this understanding that the intent of all the parties is to run a first class operation that can become an industry model for the best approach to carrying on a legal marijuana growing operation.

8.	Loan Payable

			Carrying amounts
		Original amounts
Notes	Nature		April 30, 2014	October 31, 2013
		$	$	$
a)	Promissory Note	75,000	75,000	75,000
b)	Convertible debentures	620,000	117,334	413,333
c)	Convertible debentures	200,000	113,333	141,667
d)	Promissory Note	50,000	50,000	50,000
e)	Promissory Note	657,447	553,925	597,161
g)	Promissory Note	46,243	-	-
Total Outstanding		1,698,690	909,592	1,277,161
Loan payable - current		1,698,690	909,592	1,277,161
Loan payable - long term		-	-	-

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

On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 7f for details. On April 1, 2014, three of the parties converted their balance of $193,333 of principal remaining into 552,350 common shares at a price of $0.35 per share. During the six month period ended April 30, 2014, the Company has paid down the debt by $295,999 (October 31, 2013: $206,667).

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

During the six month period ended April 30, 2014, the Company has paid down the debt by $28,334 (October 31, 2013: $58,333). On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 7f for details.

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

During the six month period ended April 30, 2014, the Company has paid down the debt by CAD$43,236 (October 31, 2013: CAD$36,667).

f)

On November 13, 2013, the Company refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013 with CAB Financial Services Ltd., David DeMartini, Emerald Atlantic LLC, and other debt holders of the Company. Per the Amendment Agreements, a) the loan repayment schedule will be converted, with an effective date of December 1, 2013, to a new one year term loan with monthly interest payments at 18% on any declining balance, in arrears and all principal amounts not paid before then due in full on December 1, 2014; b) the first payment of interest shall be due on January 1, 2014; c) the Company will make ten (10) monthly principal payments, each of which is 1/10th of the principal amount owing at the time this Agreement goes into effect, beginning on March 1 2014 and repeating on the first day of each month thereafter until all the principal is paid; d) the Company grants to the lenders new collateral specifically limited to the lender’s pro-rata portion (the original initial balance owing to the lender shall form the numerator and $930,000 shall form the denominator) of the Company’s portion of the net revenue from the new 12-7 well required to keep the terms of this Agreement in good standing at any given monthly due date. On April 1, 2014, three of the parties converted their balance of $193,333 of principal remaining into 552,350 common shares at a price of $0.35 per share.

g)

On December 4, 2013, the Company entered into a loan agreement and promissory note with Chris Bunka (the “Lender”), a director and officer of our company. The principal amount of the note is CAD$51,507.50 and is repayable for a period of fifteen months. The note has an interest rate of 15% per annum and a monthly principal payment of $4,292 starting after the third month. The loan has been paid back in full on March 31, 2014.

9.	Asset retirement obligations

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

Changes to the Company’s asset retirement obligation on its Palmetto Point project are as follows:

	April 30,	October 31,
	2014	2013
Asset retirement obligation – beginning balance	$59,245	-
Incurred	-	59,245
Asset retirement obligation – ending balance	59,245	59,245

10.	Related Party Transactions

(a)

For the six months ended April 30, 2014, the Company paid / accrued $50,400 to CAB (2013: $53,200); and to BKB Management Ltd. (“BKB”) CAD$34,650 (2013: CAD$36,575) for management, consulting and accounting services. CAB is owned by the President of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 7e). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the six months ended April 30, 2014, the Company paid/accrued interest expenses of CAD $13,638 (2013: CAD$13,638).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 8e). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the six months ended April 30, 2014, the Company paid/accrued interest expenses of CAD $35,806 (2013: CAD$35,806).

(d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 8a). For the six months ended April 30, 2014, the Company paid interest expenses of $6,750 (2013: $6,750).

(e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the six months ended April 30, 2014, the Company incurred interest expenses of $3,000 (2013: $1,500).

(f)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 8c, f). This loan agreement was amended for another year to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. On November 13, 2013, the Company refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013. The loan repayment schedule will be converted, with an effective date of December 1, 2013, to a new one year term loan with monthly interest payments at 18% on any declining balance, in arrears and all principal amounts not paid before then due in full on December 1, 2014; b) the first payment of interest shall be due on January 1, 2014; c) the Company will make ten (10) monthly principal payments, each of which is 1/10th of the principal amount owing at the time this Agreement goes into effect, beginning on March 1 2014 and repeating on the first day of each month thereafter until all the principal is paid. For the six months ended April 30, 2014, the Company has paid interest expense of $11,912 (2013: $22,667).

(g)

On December 4, 2013, the Company entered into a loan agreement and promissory note with Chris Bunka (the “Lender”), a director and officer of our company. The principal amount of the note is CAD$51,507.50. The entering into of the loan agreement and promissory note provides that the principal and interest on the debt be payable for a period of fifteen months. The note has an interest rate of 15% per annum and a monthly principal payment of $4,292 starting after the third month. For the six months ended April 30, 2014, the Company incurred interest expenses of CAD$1,931 (2013: $Nil). The Company paid back the loan on March 31, 2014.

(h)

Included in accounts payable, $126,375 (October 31, 2013: $89,540) and other payable, $3,087 (2013: $34,410) was payable to companies controlled by the president, key management personnel and directors of the Company. Included in other receivable, $23,831 was receivable from companies controlled by the president, key management personnel and directors of the Company.

(i)

For the six months ended April 30, 2014, the Company has paid/accrued $Nil (2013: $15,604) to Kelowna Resources Group formerly known as 0743608 BC Ltd.; $Nil (2013:$6,499) to Emerald Atlantic LLC; and, $Nil to Tom Ihrke (2013: $1,849) for their respective Non-consent Interests in Belmont Lake. Kelowna Resources Group, formerly known as 0743608 BC Ltd., is owned by the president of the Company, and Emerald Atlantic LLC is owned by a Director of the Company.

(j)	See Note 5, 6, 7 and 8.

11.	Stock Options

For the six months ended April 30, 2014, the Company recorded a total of $66,482 (2013: $Nil) for stock based compensation expenses.

On March 25, 2014, the Company accepted and received gross proceeds of $17,500, for the exercise of 50,000 stock options at $0.35 into 50,000 common shares of the Company.

On March 25, 2014, Jason Springett has joined the Company as an advisor and the Company granted 50,000 stock options with an exercise price of $0.60, vesting immediately and expiring on March 25, 2019.

On April 1, 2014, the Company entered into a 90 day agreement with Ken Faulkner as a Corporate Development Manager. The Company granted 100,000 stock options with an exercise price of $0.50, vesting immediately and expiring on April 1, 2019.

A summary of the stock options for the six months ended April 30, 2014 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2013	2,200,000	$0.23
Exercised	(50,000)	0.35
Granted	150,000	0.53
Balance, April 30, 2014	2,300,000	$0.24

The Company has the following options outstanding and exercisable:

April 30, 2014		Options outstanding		Options exercisable

Range of Exercise	Number of	Weighted average	Weighted average	Number of	Weighted average
prices	shares	remaining contractual life	exercise price	shares	exercise price
$0.20	150,000	1.29 years	$0.20	150,000	$0.20
$0.20	850,000	0.72 years	$0.20	850,000	$0.20
$0.35	650,000	2.20years	$0.35	650,000	$0.35
$0.10	500,000	4.13 years	$0.20	500,000	$0.10
$0.60	50,000	4.90 years	$0.60	50,000	$0.60
$0.50	100,000	4.92 years	$0.50	100,000	$0.50
Total	2,300,000	2.19 years	$0.24	2,300,000	$0.24

12.	Commitments, Significant Contracts and Contingencies

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

On March 12, 2014, the Company signed a $50,000 12 month marketing agreement with Agora Internet Relations Corp. payable in common shares of the Company. The first quarter payment is $12,500, by issuing 20,833 common shares of the Company at a market price of $0.60 per share.

On April 1, 2014, the Company entered into a one year contract with Pacific Court Capital Corp., wholly owned company by Kristian Dagsaan as Controller for CAD$3,000 plus GST.

On April 1, 2014 the Company entered into a 90 day agreement for $9,000 with Ken Faulkner as a corporate development manager. Mr. Faulkner will assist the Company with answering and initiating calls and communications of any kind with various shareholders and investors for purposes of corporate communications; finance; mergers; acquisitions; joint ventures; analysis of various regulatory reports such as those required by the US Securities and Exchange Commission and by various Provincial Securities Commissions in Canada; preparing and editing Company presentations and generally communicating the Company’s information.

The Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 110,000 common shares at a deemed price of $0.39. Based on the milestones listed in the letter, Mr. Paikin can be eligible to receive up to a total of 525,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Based on the milestones listed in the contract, Mr. Kent can be eligible to receive up to a total of 525,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Based on the milestones listed in the contract, Mr. Shaxon can be eligible to receive up to a total of 525,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Based on the milestones listed in the contract, Mr. Boone or his company can be eligible to receive up to a total of 525,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Based on the milestones listed in the contract, Mr. Springett can be eligible to receive up to a total of 525,000 common shares of the Company.

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Based on the milestones listed in the contract, Mr. Hornung or his company can be eligible to receive up to a total of 525,000 common shares of the Company.

See also Note 6, 7 and 8.

13.	Segmented Information

The Company’s business is considered as operating in one segment (Oil and gas in the United States) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. Upon entering into the Joint Venture Agreement (See note 8), the Company will be operating in two segments, the other being the medicinal marihuana business. For the period ended April 30, 2014, the Company has operation segments breakdown as following:

	Oil and Gas	Medicinal Marijuna	Total

Year ended October 31, 2013

Total assests	$3,573,352	-	$3,573,352

Period ended April 30, 2014

Total assets	$4,430,707	$406,833	$4,837,540

14.	Subsequent Events

1.

On May 5, 2014 the Company entered into a one year consulting contract as Security Consultant with Bmullan and Associates, a company wholly owned by Brian Mullan. Upon signing of the contract of acceptance the Company issued 55,000 common shares at a deemed price of $0.30. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 275,000 common shares of the Company.

2.

On May 27, 2014, the Company entered into a letter of intent with Arnprior Bay Property Limited (Lessor) with the intent of entering into a lease agreement in Ontario to lease space to be approximately 24,000 square feet with an option to lease a further 22,000 square feet within 2 years, and an additional 49,000 square feet for a total of 95,000 square feet. The lease shall be conditional for a period of up to 180 days in order to obtain approval from the appropriate municipal authorities for zoning of a legal marijuana production facility.

3.

On May 28, 2014, Enertopia Corp. (“Enertopia”) and the Company have signed a Definitive Agreement; the parties are entering into this agreement to set out the terms and conditions by which Enertopia does own a 51% interest in the business and Lexaria does own a 49% interest in the proposed business; and the terms and conditions on which the parties will form and operate the joint venture to jointly participate in the business (the "Joint Venture"). The parties contribute the following as their initial contributions to the Joint Venture: Enertopia, as its initial contribution, hereby contributes $45,000 to the Joint Venture bank account. The Company as its initial contribution, hereby contributes $55,000 to the Joint Venture bank account.

The parties shall have the following Ownership Interests under this Agreement and of the Joint Venture:

Enertopia     51%
Lexaria          49%

The parties shall bear the costs arising under this agreement and the operation of the Joint Venture as to the following, as further described in this agreement (the “Cost Interests”):

Enertopia     45%
Lexaria          55%

The parties shall have the following insured liability for all things that are not operating costs arising under this Agreement and the operation of the Joint Venture as to the following:

Enertopia     51%
Lexaria          49%

The parties shall receive all revenues and profits derived from the operation of the Joint Venture as to the following, as further described in this agreement (the “Revenue Interests”):

Enertopia     51%
Lexaria          49%

4.	On May 29, 2014, the Company received gross proceeds of $5,000 for the exercise of 50,000 stock options at $0.10 into 50,000 common shares of the Company.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "LXRP" and on the Canadian National Stock Exchange under the symbol “LXX” The Company is diverse in its pursuit of business opportunities in the Medicinal Marijuana sector and in Oil and Gas operations.

In March of 2014, Lexaria began its entry into the medicinal marijuana business sector. Additionally, Lexaria is an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. The Company is currently generating revenues from its business operations in Mississippi. One part of the Company’s business plan is to focus on development of the Belmont Lake oil field, in which it has working interests, in order to maximize cash flow and use excess cash flow to pay debt and conduct additional development well drilling. To accomplish this, the Company intends to focus on development drilling first. Eventually the Company will seek a balance between exploration, development and exploitation drilling. To achieve sustainable and profitable growth, the Company intends to control the timing and costs of its projects wherever possible. The Company is not currently the operator of any of its properties and will consider becoming the operator only when its financial conditions have improved sufficiently.

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

During the six month period ended April 30, 2014, we experienced the following significant corporate developments:

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

On March 12, 2014, the Company entered into 12 month marketing agreement for $50,000 with Agora Internet Relations Corp. payable in common shares of the Company. The first quarter payment of $12,500 was made by issuing 20,833 common shares of the Company at a price of $0.60 per share.

On March 21, 2014, the Company closed a private placement of 10,600,000 units at a price of $0.12 per unit for gross proceeds of $1,272,000. Each unit consists of one common stock and one share purchase warrant which entitles a holder to purchase one common stock at a price of $0.25 per warrant share for a period of eighteen months following the close. A cash finders’ fee for $16,800 was paid to Cannacord Genuity, Leede Financial Markets and PI Financial Corp.; and a stock finders’ fee of 819,999 common shares of the Company were issued to Canaccord Genuity and Wolverton Securities.

On March 25, 2014 the Company received $17,500 for the exercise of 50,000 stock options at $0.35 into 50,000 common shares of the Company.

On March 25, 2014, Jason Springett has joined the Company as an advisor and the Company granted 50,000 stock options with an exercise price of $0.60, vesting immediately and expiring on March 25, 2019.

On April 1, 2014, the Company entered into a 90 day agreement with Ken Faulkner as a Corporate Development Manager. The Company granted 100,000 stock options with an exercise price of $0.50, vesting immediately and expiring on April 1, 2019.

On April 1, 2014, the Company converted $193,333 of the debt outstanding into 552,380 units of the Company at a price of $0.35. Each unit is comprised of one common share and one share purchase warrant which entitles the holder to purchase one common stock at a price of $0.40 for a period of 12 months after the conversion.

On April 10, 2014, the Company entered into a Letter of Intent. This Letter of Intent ("LOI") shall set forth the basic terms of the recent discussions between Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR (the "Business").

Acquisition Structure. In accordance with the terms of a formal and definitive Agreement to be entered into between Enertopia and Lexaria (the "Definitive Agreement"), Enertopia shall own 51% ownership interest in the Business (the "Enertopia Ownership") and Lexaria shall own 49% ownership interest in the Business (the “Lexaria Ownership”). Within 10 days, Enertopia shall contribute $45,000 and Lexaria shall contribute $55,000 to the Business

Upon the execution of this LOI, Enertopia and Lexaria shall structure a joint venture for legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR. At such time the Parties will be deemed to have formed a joint venture for the operation, management and further development of the Business (the "Joint Venture"). Lexaria will pay 55% of all costs to earn its 49% net Ownership Interest and Enertopia will pay 45% of all costs to earn its 51% Ownership Interest. A total of 500,000 Definitive Agreement Shares shall be issued to Enertopia, held in escrow (the "Escrow Shares") by Lexaria's solicitors until such date as the License (as hereinafter defined) has been obtained by Enertopia (the "Effective Date"). Upon occurrence of the Effective Date, the Escrow Shares will be released from escrow. In the event the Effective Date does not occur within 12 months of the date of the Definitive Agreement (the "Execution Date"), the Definitive Agreement Shares shall be cancelled and returned to treasury.

The joint venture shall be responsible to:

a.    Source and secure a suitable location or locations from which to conduct the Business; and,

b.    Acquire the necessary construction, operations and management expertise to build, operate and manage the Business; and,

c.    Agree unanimously on an appropriate funding schedule for all aspects of building, growing and operating the Business; and,

d.    Agree unanimously on each capital expenditure incurred by the Business of more than $100,000, and on each salary, wage or bonus offered by the Business of more than $100,000 per annum; and

e.    Agree unanimously on a framework for eventual but regular profit distribution based upon the 51% / 49% net ownership stakes; and

f.    Receive all municipal, police, fire and necessary approvals to apply for a Licensed Producer (LP) under the Health Canada MMPR; and

g.    Operate, expand and manage the business at all times in compliance with all relevant regulations and with best efforts towards maximum efficiencies and profitability.

Warranties.

a.	Enertopia warrants that it is a company duly incorporated and in good standing under the laws of the State of Nevada.

b.

Enertopia warrants that it will make all best efforts, as majority owner of the Business, to make an application to Health Canada to obtain a license to designating Enertopia as a "Licensed Producer" under MMPR (the "License") as soon as possible following the formation of the Joint Venture..

c.	Lexaria warrants that it is a company duly incorporated and in good standing under the laws of the State of Nevada

Definitive Agreement. Acceptance of this LOI shall be followed by the negotiation and acceptance of the Definitive Agreement which shall incorporate the terms and conditions of this LOI and such other terms, conditions, representations and warranties as are customary for transactions of this nature or as may be reasonably requested by the Parties including provisions relating to the transfer, sale or other disposition of an ownership interest by a Party and governance and operation of the Joint Venture. This LOI does not set forth all of the matters upon which agreement must be reached in order for the proposed transaction to be consummated.

Management Agreements. The Definitive Agreement will provide for the recognition of management/consulting agreements for certain employees or consultants of the Joint Venture pursuant to which such individuals will receive as yet unknown compensation (the "Management Compensation"). The Management Compensation shall be payable out of the net profits of the Business, provided however that any shortfall due to insufficient net profits shall be covered by the Joint Venture. Terms of each management/consulting agreement to be agreed upon with each individual third party and either the Joint Venture or either Enertopia or Lexaria, by mutual agreement, as the case may be, and to be entered into not later than April 30, 2014.

On April 10, 2014, the Company entered into a Letter of intent, to executed on behalf of a corporation incorporated by Lexaria Corp., Great Lakes Cannabis Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”). The Company issued the 55,000 common shares at a deemed price of $0.40 per the terms of the Letter of Intent to lease space in Ontario. The terms and conditions will be set out on a binding lease including some of the following points:

1.

Lease space to be approximately 30,000 square feet with a first right of refusal in favour of the Lessee to lease approximately an additional 45,000 square feet for a total of approximately 75,000 square feet as further space currently leased in the Building comes available.

2.

The rent for the Leased Premises shall be base rent of $5.00 per square foot, plus common area charges and taxes, which are currently $3.25 per square foot. All utilities will be in addition to the rent and billed directly to the Lessee.

3.	Lease term to be a minimum of 5 years, with the Lessee having an option to renew for three (3) further five (5) year terms at the market rate at the time of renewal.

4.

The Lessee will require tenant improvements to the Leased Premises. These improvements shall be performed by New Horizon Homes on behalf of the Lessee on a cost plus 10% basis. The “plus” shall be payable in shares of Lexaria Corp. and Enertopia Corporation as part of this arrangement.

5.	During the first 90 days of the initial 5 year lease, the Lessee shall have the option of paying its Base Rent with shares or with cash.

6.

The Lease shall be conditional for a period of 60 days in order to allow the Lessee to confirm that the zoning applicable to the Leased Premises allows for the Lessee’s intended use of the Leased Premises, in particular a legal marijuana growing operation. In exchange for the Lessor holding the Leased Premises for the Lessee for the 60 day conditional period, the Lessee will issue shares to the Lessor or as it may direct having a minimum value of $40,000 Canadian. If the Municipality does not approve medical marijuana for this location, the obligation of the Lessee ends and the remaining lease shall be null and void. This initial share payment shall satisfy all of the Lessees obligations if the use is not approved.

7.

KNY Architects will be retained by the Lessee in order to begin designing the space required. This will allow the design process to happen prior to the determination of the zoning decision. All costs of architectural to be borne by the Lessee.

8.

Where any shares of Lexaria Corp. and Enertopia Corporation are to be transferred to the Lessor or as it may direct, the intention is to determine the number of shares to be transferred based on the value of said shares at close of trading on April 9, 2014, with the shares transferred at the lowest legal transfer price based on the April 9, 2014 closing price. All share transfers shall be in accordance with the Exchange and Commission guidelines.

9.	All obligations and responsibilities of the Lessee shall be shared by Lexaria Corp. assuming 55% and Enertopia Corp. assuming 45%.

10.

This Letter of Intent sets out our shared intentions but does not create a binding Lease. The intended relationship set out in this Letter of Intent shall be solely governed by a binding lease agreement in the Lessor’s standard form, but containing those terms and conditions set out in this Letter of Intent or as otherwise agreed between the parties. It is also implicit in this understanding that the intent of all the parties is to run a first class operation that can become an industry model for the best approach to carrying on a legal marijuana growing operation.

On April 14, 2014,the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 110,000 common shares at a deemed price of $0.39.

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32.

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32.

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boom as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32.

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32.

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32.

On May 5, 2014 the Company entered into a one year consulting contract as Security Consultant with Bmullan and Associates, a company wholly owned by Brian Mullan. Upon signing of the contract of acceptance the Company issued 55,000 common shares at a deemed price of $0.30. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 275,000 common shares of the Company.

On May 27, 2014, the Company entered into a letter of intent with Arnprior Bay Property Limited (Lessor) to the intent of entering into a lease agreement in Ontario to lease space to be approximately 24,000 square feet with an option to lease a further 22,000 square feet within 2 years, and an additional 49,000 square feet for a total of 95,000 square feet. The lease shall be conditional for a period of up to 180 days in order to obtain approval from the appropriate municipal authorities for zoning of a legal marijuana production facility.

On May 28, 2014, Enertopia Corp. (“Enertopia”) and the Company have signed a Definitive Agreement; the parties are entering into this agreement to set out the terms and conditions by which Enertopia does own a 51% interest in the business and Lexaria does own a 49% interest in the proposed business; and the terms and conditions on which the parties will form and operate the joint venture to jointly participate in the business (the "Joint Venture").

The parties contribute the following as their initial contributions to the Joint Venture:

Enertopia, as its initial contribution, hereby contributes $45,000 to the Joint Venture bank account. The Company as its initial contribution, hereby contributes $55,000 to the Joint Venture bank account.

The parties shall have the following Ownership Interests under this Agreement and of the Joint Venture:
Enertopia     51%
Lexaria          49%

The parties shall bear the costs arising under this agreement and the operation of the Joint Venture as to the following, as further described in this agreement (the “Cost Interests”):
Enertopia     45%
Lexaria          55%

The parties shall have the following insured liability for all things that are not operating costs arising under this Agreement and the operation of the Joint Venture as to the following:
Enertopia     51%
Lexaria          49%

The parties shall receive all revenues and profits derived from the operation of the Joint Venture as to the following, as further described in this agreement (the “Revenue Interests”):
Enertopia     51%
Lexaria          49%

On May 29, 2014, the Company received gross proceeds of $5,000 for the exercise of 50,000 stock options at $0.10 into 50,000 common shares of the Company.

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

As of April 30, 2014, there were additional well interest changes or workovers in the amount of $56,420.

As of April 30, 2014, the status of the Palmetto Point, Mississippi wells is as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing
PP F-12-4	Aug/10	Oct/10	Frio Oil	3150	Shut down
PP F-12-5	Sep 12/10	Nov 23/10	Frio Oil	3150	Producing
PP F-12-7	Nov 29/13	Pending	Frio Oil	3282	Awaiting Completion

Significant Acquisitions and Dispositions

None applicable.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months other than office computers, furnishings, and communication equipment as required.

Corporate Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia, V6E 4A4, for which we share 500 square feet of office space, which includes two executive office for a monthly rental of CAD$1,208. Our telephone number is (604) 602-1675. We have another office located in Kelowna, for which we have 1,500 square feet of office space, which includes four executive offices for a monthly rate of CAD$826. Our current locations provide adequate office space for our purposes at this stage of our development.

Employees

We primarily used the services of sub-contractors and consultants for manual labour exploration work and drilling on our properties. Our past director, Dr. David DeMartini was our technical advisor.

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

On September 9, 2009, the Company appointed Mr. David DeMartini to the Board of Directors and resigned his position on April 25, 2014.

On August 6, 2010 the Company entered into a three month consulting agreement with Tom Ihrke to act as the Company’s Business Development Manager for consideration of US$3,125 per month and 150,000 stock options granted at $0.20. On December 2, 2010, the Company entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the Business Development Manager for the Company. The Company paid a monthly consulting fee of $3,125. Effective January 15, 2012, the consulting agreement has been decreased to $10 a month. Effective April 1, 2014, the consulting agreement has been replaced as US Project Manager at a monthly rate of $5,000.

On April 1, 2014, the Company entered into a one year contract with Pacific Court Capital Corp., wholly owned company by Kristian Dagsaan as Controller for CAD$3,000 plus GST.

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs or licensing attempts for medical marijuana facilities, we may retain additional employees.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of April 30, 2014, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As at April 30, 2014, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Recently Adopted Accounting Standards

In February 2013, the FASB issued new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. Under the guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance did not change the requirements for reporting net income or other comprehensive income in the financial statements. The new guidance is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. The Company has adopted this guidance in fiscal year 2014 and it does not have a significant impact on its results of operations, financial condition and cash flows.

In March 2013, the Financial Accounting Standards Board ( “FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company adopted this guidance in fiscal year 2014 and it does not have a significant impact on its results of operations, financial condition and cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company adopted this guidance in fiscal year 2014 and the adoption of this guidance does not have a material impact on its financial statements.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

New Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations and disclosure of the pretax profit or loss of individually significant components of an entity that do not qualify for discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU No. 2014-08 is not expected to have a material impact on the Company’s results of operations or the Company’s financial position.

Results of Operations – Three Months Ended April 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2014, which are included herein.

Our operating results for the three months ended April 30, 2014, for the three months ended April 30, 2013 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended April 30 2014	Three Months Ended April 30, 2013	Change Between Three Months Period Ended April 30, 2014 and April 30, 2013
Revenue	$167,835	$253,388	$(85,553)
General and administrative	550,869	135,823	415,046
Interest expense	51,057	50,175	882
Consulting fees	323,189	52,452	270,737
Cost of Revenue	110,299	165,103	(54,804)
Oil and gas operating expenses	54,521	82,685	(28,164)

Professional Fees (legal and audit fees)	15,756	10,243	5,513
Net Income (Loss)	(493,332)	(47,538)	(445,794)

Our accumulated losses increased to $5,652,902 as of April 30, 2014. Our financial statements report a net loss of $493,332 for the three month period ended April 30, 2014 compared to a net loss of $47,538 for the three month period ended April 30, 2013. Our revenues have decreased for the three month period ended April 30, 2014 compared to the three month period ended April 30, 2013, by $85,553. During the period ended April 30, 2013 the oil field enjoyed flush production from the 12-1 and 12-3A wells as a result of workovers completed during that period, and that flush production will not be repeated from those wells. As a result there are lower production volumes for wells 12-1 and 12-3A in the current period. Additionally, well 12-4 has been shut in. Our General and administrative costs in the three month period ending April 30, 2014 were higher by $415,046 than the year-earlier period. This is primarily due to an increase in advertising, consulting fees, stock based compensation, professional fees, and foreign exchange. In particular the consulting fees were higher by $270,737 for the three months ended April 30, 2014 compared to April 30, 2013, which was largely due to new consulting contracts signed with respect to the LOI’s signed in March and April. These increased costs are due to the Company’s entrance into the Medical Marijuana business sector.

The cost of revenue was $110,299 for the three month period ended April 30, 2014, compared to $165,103 for the three month period ended April 30, 2013; the decrease in cost of revenue in the current period is largely due to decreased depletion and operating costs. The Company had oil and gas operating expenses of $54,521 in the three months ending April 30, 2014 compared to $82,685 for the three months ended April 30, 2014. The operating costs are lower by $28,164 due to the decreased production in the current period.

Results of Operations – Six Months Ended April 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended April 30, 2014, which are included herein.

Our operating results for the six months ended April 30, 2014, for the nine months ended April 30, 2013 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended April 30, 2014	Six Months Ended April 30, 2013	Change Between Six Months Period Ended April 30, 2014 and April 30, 2013
Revenue	$327,935	$604,879	$(276,944)
General and administrative	686,149	376,225	309,924
Interest expense	108,146	166,632	(58,486)
Consulting fees	382,310	104,070	278,240
Cost of Revenue	237,011	388,266	(151,255)
Oil and gas operating expenses	124,045	188,250	(64,205)
Professional Fees	42,153	55,070	(12,917)
Net loss	(592,225)	(159,612)	(435,613)

As at April 30, 2014, we had $1,045,746 in current liabilities. Our net cash used in operating activities for the six months ended April 30, 2014 was $188,801 compared to net cash provided of $186,452 in the six months ended

April 30, 2013. Our accumulated losses increased to $5,652,902 as of April 30, 2014. Our financial statements report a net loss of $592,225 for the six month period ended April 30, 2014 compared to a net loss of $159,612 for the six month period ended April 30, 2013. Our General and administrative costs in the six month period ending April 30, 2014 were higher by $309,924 compared to the previous period April 30, 2013. This is primarily due to an increase in advertising, consulting fees, stock based compensation, professional fees, and foreign exchange. In particular the consulting fees were higher by $278,240 for the six months ended April 30, 2014 compared to April 30, 2013, which was largely due to new consulting contracts signed with respect to the LOI’s signed in March and April. These increased costs are due to the Company’s entrance into the Medical Marijuana business sector.

The Company recognized cost of revenue in oil and gas properties of $237,011 during the six months ended April 30, 2014, compared to $388,266 for the six months ended April 30, 2013. We had lower production volumes in wells 12-1, 12-3A, and 12-5, and additionally, well 12-4 is currently shut-in.

Our total liabilities as of April 30, 2014 were $1,104,991 as compared to total liabilities of $1,474,448 as of October 31, 2013 as certain debts have been paid down or converted into equity.

Liquidity and Financial Condition

Working Capital

	April 30,	October 31,
	2014	2013
Current assets	$1,467,000	$146,266
Current liabilities	1,045,746	1,415,203
Working capital (Deficiency)	$421,254	$(1,268,937)

Cash Flows
	Six Months Ended
	April 30,	April 30,
	2014	2013
Cash flows provided by (used in) operating activities	$(188,801)	$186,452
Cash flows (used in) investing activities	(56,420)	(64,281)
Cash flows provided by (used in) financing activities	1,131,419	(258,156)
Increase (decrease) in cash and cash equivalents	886,198	(135,985)

Operating Activities

Net cash used in operating activities was $188,801 for the six months ended April 30, 2014 compared with net cash provided in operating activities of $186,452 in the same period in 2013.

Investing Activities

Net cash used in investing activities was $56,420 in the six months ended April 30, 2014 compared to net cash used in investing activities was $64,281 in the same period in 2013.

Financing Activities

Net cash provided in financing activities was $1,131,419 in the six months ended April 30, 2014 compared to net cash used by financing activities of $258,156 in the same period in 2013. This is attributable to the private placements provided to the company during the quarter ended April 30, 2014 and the repayment of convertible debt loans. During the same time last year there was a repayment of the convertible debt loans.

Oil and gas sales volume comparisons for the six months ended April 30, 2014 compared to the six months ended April 30, 2013

For the six month period ended April 30, 2014, the Company had $327,935 in revenues compared to $604,879 in revenues for the same six month period in the prior year. Oil revenues in the first six months of the 2014 fiscal year were lower than those of the same period in fiscal 2013. The decrease in our oil and gas revenues for the six months ended April 30, 2014 was largely due to decreased production volumes for oil wells PP F-12-1 and PP F-12-3 along with a reduction from well 12-5. Well PP F-12-4 was shut-in during the last quarter of October 31, 2013 due to a workover not completed due to technical complications that have not been resolved. Oil prices were slightly higher during the six month period ending April 30, 2014 than they were one year previously.

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

As of April 30, 2014, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2014, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

No Assurance of Profitability

Our Medical Marihuana (MMJ) operations are in the start-up stage only, and are unproven. We may not be successful in implementing our business plan to become profitable. There may be less demand for our services than we anticipate. There is no assurance that these businesses will succeed.

Changing Consumer Preferences

The decision of a potential client to undergo an environmental audit or review may be based on ethical or commercial reasons. In some instances, or with certain businesses, there may be no assurance that an environmental review will result in any cost savings or increased revenues. As such, unless the ethical consideration is also a material factor, there may be no incentive for such businesses to undertake an environmental review. Changes in consumer and commercial preferences, or trends, toward or away from environmental issues may impact on businesses’ decisions to undergo environmental reviews. MMJ sector offers many choices for MMJ patients and their can be no assurance that the product supplied by the Company and or its partners will be successful in market penetration.

General Economic Factors

The willingness of businesses to spend time and money on energy efficiency may be dependent upon general economic conditions; and any material downturn may reduce the likelihood of businesses incurring costs toward what some businesses may consider a discretionary expense item. Willingness by MMJ patients to continue to buy MMJ products may be dependant upon general economic conditions and any material downturn may reduce the potential profitability of the MMJ business sector.

We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $595,225 for the six month period ending April 30, 2014, and cumulative losses of $5,652,902 to April 30, 2014. As of April 30, 2014 we had working capital of $421,254 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to April 30, 2014, we have incurred aggregate losses of approximately $5,652,902. Our loss from operations for the six month period ended April 30, 2014 was $595,225. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

Our operating results will be affected by a wide variety of factors that could materially affect revenues and profitability, including the timing and cancellation of customer orders and projects, competitive pressures on pricing, availability of personnel, governmental changes and market acceptance of our services. As a result, we may experience material fluctuations in future operating results on a quarterly and annual basis which could materially affect our business, financial condition and operating results.

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

Competition in MMJ sector

There are virtually no barriers to entry in the MMJ business sector. As it is largely unregulated, we may face growing competition from any number of persons or firms who are, or who hold themselves out to be, competitors in this field.

Quality of Service/Industry Practices

Demand for our services may be adversely affected if consumers lose confidence in the quality of our services or the industry’s practices. Adverse publicity may discourage businesses from buying our services and could have a material adverse effect on our financial condition and results of operations.

Unethical Business Practices

We may suffer negative publicity if we, any third party contractors we may engage, or any of our customers for whom we have implemented changes, are found to engage in any environmentally insensitive practices or other business practices that are viewed as unethical.

Our producing oil and gas wells are located in the floodplain of a river and are subject to seasonal flood conditions.

Our most significant wells are the producing oil wells PP F-12-1, PP F-12-3, PP F-12-4(currently shut-in), and PP F-12-5; (and PP F-12-7 waiting to be completed) are located within the Belmont Lake oil field which is located in the Palmetto Point region. The Belmont Lake oil field is onshore, as are all of our company’s wells, but located in a flood plain of the Mississippi River which forces seasonal constraints on certain field activities. We have suffered repeated delays in the development of this oil field due to the seasonal flooding, and we could experience additional development delays in the future. OUR COMPANY HAS NO OTHER PRODUCING WELLS. Seasonal river-flooding conditions can negatively impact the viability of our oil production and thus, our ability to generate revenue.

The marketability of natural resources and MMJ will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

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

The future growth and profitability of our MMJ sectors will be dependent in part on the effectiveness and efficiency of our advertising and promotional expenditures, including our ability to (i) create greater awareness of our services, (ii) determine the appropriate creative message and media mix for future advertising expenditures, and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that we will experience benefits from advertising and promotional expenditures in the future. In addition, no assurance can be given that our planned advertising and promotional expenditures will result in increased revenues, will generate levels of service and name awareness or that we will be able to manage such advertising and promotional expenditures on a cost-effective basis.

Effectiveness and Efficiency of Advertising and Promotional Expenditures

The future growth and profitability of our clean energy business and MMJ sectors will be dependent in part on the effectiveness and efficiency of our advertising and promotional expenditures, including our ability to (i) create greater awareness of our services, (ii) determine the appropriate creative message and media mix for future advertising expenditures, and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that we will experience benefits from advertising and promotional expenditures in the future. In addition, no assurance can be given that our planned advertising and promotional expenditures will result in increased revenues, will generate levels of service and name awareness or that we will be able to manage such advertising and promotional expenditures on a cost-effective basis.

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

Our operations may require licenses and permits from various governmental authorities to build and install alternative energy systems or to conduct energy retrofits and build MMJ operations. We believe that we will be able to obtain all necessary licenses and permits under applicable laws and regulations for our operations and believe we will be able to comply in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances beyond our control. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits.

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

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably. Even if we comply with a regulation at a given moment in time, any change to that regulation could leave us in a position of non-compliance.

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

Item 6. Exhibits

Exhibit	Description
Number

(i) Articles of Incorporation; and (ii) Bylaws
3.1*	Articles of Incorporation
3.2	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
11/06/2014

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
11/06/2014