Form 10-Q
period 2014-07-31
LEXARIA CORP.
filed 2014-09-11
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File Number _______________________

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

34,249,690 common shares issued and outstanding as of September 11, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended July 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	July 31	October 31
	2014	2013
ASSETS
Current
Cash and cash equivalents	$578,475	$65,542
Accounts receivable	98,683	79,217
Prepaid expenses and deposit	523,506	1,507

Total Current Assets	1,200,664	146,266

Oil and gas properties -Proven (Note 6)	3,322,395	3,427,086
Medical Marijuana Investments (Note 7)	43,149	-

	3,365,544	3,427,086
TOTAL ASSETS	$4,566,208	$3,573,352

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable and accrued liabilities	$149,880	$136,273
Loan payable (Note 8)	805,769	1,277,161
Due to a related party (Note 10)	1,769	1,769
Total Current Liabilities	957,418	1,415,203

Asset Retirement Obligations (Note 9)	59,245	59,245

TOTAL LIABILITIES	1,016,663	1,474,448

STOCKHOLDERS' EQUITY

Share Capital
Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 32,824,664 common shares at July 31, 2014 and 16,431,452 common shares at October 31, 2013	32,824	16,431

Additional paid-in capital	9,745,989	7,140,150

Deficit	(6,229,268)	(5,057,677)

Total Stockholders' Equity	3,549,545	2,098,904

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,566,208	$3,573,352

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 31		July 31
	2014	2013	2014	2013

Revenue
Natural gas and oil revenue	135,863	251,481	463,798	856,360

Cost of revenue
Natural gas and oil operating costs	33,954	92,813	157,999	281,063
Depletion	48,146	82,517	161,112	282,533
	82,100	175,330	319,111	563,596

Gross profit (loss)	53,763	76,151	144,687	292,764

Expenses
Accounting and audit	6,503	3,456	41,948	40,450
Insurance	2,019	2,205	5,334	5,154
Advertising and promotions	61,315	4,027	78,815	5,938
Bank charges and exchange (gain) loss	3,153	(7,489)	(22,239)	(5,413)
Stock Based Compensation	25,433	21,279	91,915	21,279
Consulting (note 10)	409,367	46,407	791,677	150,477
Fees and Dues	16,688	6,957	40,638	22,292
Interest expense from loan payable (note 6,8)	39,020	41,692	147,166	208,326
Investor relation	-	-	2,738	-
Legal and professional	4,803	323	11,511	18,399
Office and miscellaneous	4,887	410	10,972	6,461
Rent	25,759	3,760	47,762	12,167
Telephone	1,801	1,969	3,518	5,192
Taxes	-	6,055	5,248	6,055
Travel	20,969	2,769	50,862	13,270

	621,717	133,820	1,307,865	510,047

Loss for the period before other items	(567,954)	(57,669)	(1,163,178)	(217,283)

Joint venture – equity loss pick-up	(8,413)	-	(8,413)	-

Net (loss) for the period	(576,367)	(57,669)	(1,171,591)	(217,283)

Basic and diluted (loss) per share	(0.02)	(0.00)	(0.05)	(0.01)

Weighted average number of common shares outstanding

- Basic and diluted	232,053,775	16,431,452	24,162,327	16,431,452

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	Nine Months Ended
	July 31
	2014	2013
Cash flows used in operating activities
Net (loss) for the period	$(1,171,591)	(217,283)

Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - Stock based compensation	636,914	21,279
Depletion	161,112	282,533
Foreign exchange (gain) loss	-	(6,799)
Joint venture – equity loss pick-up	8,413	-

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(19,466)	139,117
(Increase)/ Decrease in prepaid expenses and deposit	(40,668)	(1,506)
Increase in accounts payable and accrued liabilities	13,607	29,385

Net cash used in operating activities	(411,679)	246,726

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(56,422)	(64,381)
Medical Marijuana Investments	(51,562)	-

Net cash used in investing activities	(107,984)	(64,381)

Cash flows from financing activities

Payments of loan payable	(278,059)	(335,330)
Proceeds from private placement, convertible debt,
and option exercise	1,310,655	-

Net cash from financing Activities	1,032,596	(335,330)

Increase (Decrease) in cash and cash equivalents	512,933	(152,985)
Cash and cash equivalents, beginning of period	65,542	180,514
Cash and cash equivalents, end of period	$578,475	27,529

Supplemental information of cash flows:

Interest paid in cash	$147,166	166,632
Income taxes paid in cash	$-	-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL		TOTAL
			PAID-IN		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance, October 31, 2012	16,431,452	16,431	7,118,871	(4,714,126)	2,421,176

Stock Options @ $0.10			21,279		21,279

Shares issued for services	160,000	11,200			11,200

Cancellation of shares issued for services	(160,000)	(11,200)			(11,200)

Comprehensive income (loss):				(343,551)	(343,551)
(Loss) for the year

Balance, October 31, 2013	16,431,452	16,431	7,140,150	(5,057,677)	2,098,904

Shares issued for PP @ $0.06	500,000	500	29,500		30,000

Shares issued for services @ $0.10	1,500,000	1,500	148,500		150,000

Shares issued for services @ $0.40	150,000	150	59,850		60,000

Shares issued for services @ $0.60	20,833	21	12,479		12,500

Shares issued for PP @ $0.12	11,419,999	11,420	1,246,735		1,258,155

Shares issued for option exercise @ $0.35	50,000	50	17,450		17,500

Stock Options issued @ $0.60			26,112		26,112

Shares issued for debt conversion @$0.35	552,380	552	192,781		193,333

Shares issued per LOI @ $0.40	555,000	555	221,445		222,000

Shares issued per agreement @ $0.39	110,000	110	42,790		42,900

Shares issued per agreement @ $0.32	550,000	550	175,450		176,000

Stock Options issued @ $0.25			183,432		183,432

Shares issued for option exercise @ $0.10	50,000	50	4,950		5,000

Shares issued per agreement @ $0.30	55,000	55	16,445		16,500

Shares issued per agreement @ $0.26	880,000	880	227,920		228,800

Comprehensive income (loss):
Loss for the period				(1,171,591)	(1,171,591)

Balance, July 31, 2014	32,824,664	32,824	9,745,989	(6,229,268)	3,549,545

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014
(Expressed in U.S. Dollars)

(Unaudited)

1.	Basis of Presentation

The unaudited consolidated interim financial statements for the nine months ended July 31, 2014 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the October 31, 2013 audited annual financial statements and notes thereto.

2.	Organization and Business

The Company was formed on December 9, 2004 under the laws of the State of Nevada and commenced operations on December 9, 2004. The Company is an independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. The Company’s entry into the oil and gas business began on February 3, 2005. In spring of 2014, the Company added another business sector in its entrance to medical marijuana. The Company has offices in Vancouver and Kelowna, BC, Canada.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred an operating loss and required additional funds to maintain its operations. Management’s plans in this regard are to raise equity and/or debt financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustment that might result from this uncertainty.

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

The production and sale of medical marihuana is an emerging industry in which business practices are not yet standardized and are subject to frequent scrutiny and evaluation by federal, state, provincial, and municipal authorities, academics, and media outlets, among others, Although we intend to develop our business in accordance with best ethical practices, we may suffer negative publicity if we, our partners, contractors, or customers are found to have engaged in any environmentally, insensitive practices or other business practices that are viewed as unethical.

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

4.	Significant Accounting Policies

	a)	Basis of Consolidation

The unaudited interim consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiary, Lexaria CanPharm Corp. All significant inter-company balances and transactions have been eliminated.

	b)	Principles of Accounting

These consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

c)	Joint Venture

Investments in joint ventures and entities ("ventures") in which the Company has an ownership interest of greater than 50% and exercises control over the ventures are consolidated in the accompanying consolidated financial statements. Non-controlling interests in the years presented are not material and, as a result, are included in the caption “accrued expenses and other” in the accompanying consolidated balance sheets. Investments in ventures in which the Company exercises significant influence but not control are accounted for using the equity method. Investments in ventures in which the Company’s ownership interest is less than 20% and over which the Company does not exercise significant influence are accounted for using the cost method. The Company monitors ventures for events or circumstances that indicate that the fair value of a venture is less than its carrying value, in which case the Company would further review the venture to determine if it is other-than-temporarily impaired. During the period ended July 31, 2014, the Company entered into a Definitive Agreement to acquire a 49% interest in a joint venture with Enertopia Corp. (“Enertopia”) to be in the business of legally producing, manufacturing, propagating, importing/exporting, testing researching and developing, and selling marihuana for medical purposes under the MMPR. The Company has recognized the investment using the equity method.

d)	Recently Adopted Accounting Standards

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

e)	New Accounting Pronouncements

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

On April 10, 2014, the Company entered into a Letter of Intent ("LOI") that set forth the basic terms of discussions between Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR. The Company issued 500,000 common shares at a price of $0.40 to Enertopia, which are held in escrow until the Health License license is obtained by Enertopia.

On April 10, 2014, a letter of intent, was signed on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation (Lessee) and Mr. Jeff Paikin (Lessor) that sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”) for the purposes of a licensed medical marijuana production facility. The Company issued the 55,000 common shares at a deemed price of $0.40 per the terms of the Letter of Intent to lease space in the building owned by the Lessor. The LOI was amended on July 22, 2014, subsequent to quarter end, on August 1, 2014, the Company signed an extension to an amended Letter of Intent that was executed on April 10, 2014. As per the terms of the extended Letter of Intent, on August 5, 2014, the Company issued 91,662 common shares at a deemed price of $0.30.

On April 14, 2014, the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 110,000 common shares at a deemed price of $0.39. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Kent can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Shaxon can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Boone can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Springett can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. On July 14, 2014, the Company accepted Mr. Hornung’s resignation.

On May 5, 2014 the Company entered into a one year consulting contract as Security Consultant with Bmullan and Associates, a company wholly owned by Brian Mullan. Upon signing of the contract of acceptance the Company issued 55,000 common shares at a deemed price of $0.30. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 275,000 common shares of the Company. On July 17, 2014, the Company issued 55,000 common shares at a deemed price of $0.26.

On May 29, 2014, the Company accepted and received gross proceeds of $5,000 for the exercise of 50,000 stock options at $0.10 each into 50,000 common shares of the Company.

As at July 31, 2014, Lexaria Corp. has 32,824,664 shares issued and outstanding and 11,652,380 warrants issued and outstanding.

The following table summarizes warrant activity in the period ended July 31, 2014:

		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2013 and 2012	-	$-
Granted warrants with expiry date of November 1, 2017	500,000	0.10
Granted warrants with expiry date of September 12, 2015	10,600,000	0.25
Granted warrants with expiry date of April 1, 2015	552,380	0.40
Balance, July 31, 2014	11,652,380	$0.25

6.	Oil and Gas Properties

(a)	Proved properties

Properties	October 31,	Addition	Depletion	July 31,
	2013			2014
U.S.A. – Proved property	$3,427,086	$56,421	$(161,112)	$3,322,395

(1)	Palmetto Point Project

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

As of July 31 2014, additional expenditures of $56,421 were incurred for workovers.

As of July 31, 2014, the Company’s working interest and production in PPF-12-4 and PPF-12-5 well located at Belmont Lake, Mississippi, with carrying values of $1,000,000, are used as security for the convertible debentures issued on November 30, 2010, December 16, 2010 and December 1, 2011 (see note 7 (b) and (c), with aggregate amount of $820,000.

7.	Medical Marijuana Investment

On March 5, 2014, the Company has entered into a three year Joint Venture Agreement ("JV") with Enertopia Corp. and Robert McAllister collectively, the "Parties"). Whereas Enertopia Corp. and Robert McAllister will source opportunities in the business of licensed medical marijuana , and the terms and conditions on which the Parties have formed a joint venture to jointly participate in, or offer specific opportunities within the Business (the "Joint Venture"), and Robert McAllister will join the Lexaria Corp. advisory board for the term of this Agreement.

On May 27, 2014, Letter of intent, executed on behalf of Lexaria Corp. and/or its wholly-owned subsidiary Lexaria CanPharm Corp. (the “Lessee”) and Arnprior Bay Property Limited, c/o Huntington Properties, (the “Lessor”) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at, Ontario (the “Building”) and to enter a finance agreement into Lexaria Corp and/or Lexaria CanPharm Corp.

On May 28, 2014, Enertopia and Lexaria signed a Definitive Agreement. Enertopia and Lexaria each wish to develop a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, marijuana (the "Business") located in Ontario (the "Property"). Enertopia wishes to acquire a license from Health Canada a license to designate Enertopia as a Licensed Producer pursuant to Canada's Marijuana for Medical Purposes Regulations (the "License").

The Parties are entering into this Definitive Agreement to set out the terms and conditions by which Enertopia does own a 51% interest in the Business and Lexaria does own a 49% interest in the Business; and the terms and conditions on which the Parties will form and operate the joint venture to jointly participate in the Business (the "Joint Venture"). The Company has contributed $51,562 (C$55,000) to the Joint Venture bank account as its initial contribution and the Joint Venture has been accounted for using the equity method since the Company has significant influence but not control.

	July 31, 2014	October 31, 2013

Opening balance	$-	$-
Investment joint venture	51,562	-
Equity loss pick-up	(8,413)	-

Balance as of July 31, 2014	$43,149	$-

Subsequent to quarter end, on August 1, 2014, the Company signed an extension on an amended Letter of intent, that was executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014 as per the terms of the LOI, the Company issued 91,662 common shares at a deemed price of $0.30 per share. The following are the terms of the amended LOI

8.	Loan Payable

			Carrying amounts
		Original amounts
Notes	Nature		July 31, 2014	October 31, 2013
		$	$	$
a)	Promissory Note	75,000	75,000	75,000
b)	Convertible debentures	620,000	73,334	413,333
c)	Convertible debentures	200,000	70,833	141,667
d)	Promissory Note	50,000	50,000	50,000
e)	Promissory Note	657,447	536,602	597,161
g)	Promissory Note	46,243	-	-
Total Outstanding		1,698,690	805,769	1,277,161
Loan payable - current		1,698,690	805,769	1,277,161
Loan payable - long term		-	-	-

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

On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 8f for details. On April 1, 2014, three of the parties converted their balance of $193,333 of principal remaining into 552,350 common shares at a price of $0.35 per share. During the nine month period ended July 31, 2014, the Company has paid down the debt by $339,999 (October 31, 2013: $206,667).

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

During the nine month period ended July 31, 2014, the Company has paid down the debt by $70,834 (October 31, 2013: $58,333). On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 8f for details.

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

During the nine month period ended July 31, 2014, the Company has paid down the debt by CAD$60,559 (October 31, 2013: CAD$36,667; 2012: CAD$185,000).

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

g)

On December 4, 2013, the Company entered into a loan agreement and promissory note with Chris Bunka (the “Lender”), a director and officer of our company. The principal amount of the note is CAD$51,507.50 and is repayable for a period of fifteen months. The note has an interest rate of 15% per annum and a monthly principal payment of $4,292 starting after the third month. The loan has been repaid in full on March 31, 2014.

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

(a)

For the nine months ended July 31, 2014, the Company paid / accrued $75,600 to CAB (2013: $72,000); and to BKB Management Ltd. (“BKB”) CAD$51,975 (2013: CAD$49,500) for management, consulting and accounting services. CAB is owned by the President of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 7e). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the nine months ended July 31, 2014, the Company paid/accrued interest expenses of CAD $20,500 (2013: CAD$20,500).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 8e). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the nine months ended July 31, 2014, the Company paid/accrued interest expenses of CAD $53,707 (2013: CAD$53,707).

(d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 8a). For the nine months ended July 31, 2014, the Company paid interest expenses of $10,125 (2013: $10,125).

(e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the nine months ended July 31, 2014, the Company incurred interest expenses of $4,500 (2013: $4,500).

(f)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 8c, f). This loan agreement was amended for another year to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. On November 13, 2013, the Company refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013. The loan repayment schedule will be converted, with an effective date of December 1, 2013, to a new one year term loan with monthly interest payments at 18% on any declining balance, in arrears and all principal amounts not paid before then due in full on December 1, 2014; b) the first payment of interest shall be due on January 1, 2014; c) the Company will make ten (10) monthly principal payments, each of which is 1/10th of the principal amount owing at the time this Agreement goes into effect, beginning on March 1 2014 and repeating on the first day of each month thereafter until all the principal is paid. For the nine months ended July 31, 2014, the Company has paid interest expense of $16,374 (2013: $22,667).

On December 4, 2013, the Company entered into a loan agreement and promissory note with Chris

(g)

Bunka (the “Lender”), a director and officer of our company. The principal amount of the note is CAD$51,507.50. The entering into of the loan agreement and promissory note provides that the principal and interest on the debt be payable for a period of fifteen months. The note has an interest rate of 15% per annum and a monthly principal payment of $4,292 starting after the third month. For the nine months ended July 31, 2014, the Company incurred interest expenses of CAD$1,931 (2013: $Nil). The Company paid back the loan on March 31, 2014.

(h)

Included in accounts payable, $80,530 (October 31, 2013: $89,540) and other payable, $3,087 (2013: $34,410) was payable to companies controlled by the president, key management personnel and directors of the Company. Included in other receivable, $4,343 was receivable from companies controlled by the president, key management personnel and directors of the Company.

(i)

For the nine months ended July 31, 2014, the Company has paid/accrued $Nil (2013: $35,552) to Kelowna Resources Group formerly known as 0743608 BC Ltd.; $Nil (2013:$12,692) to Emerald Atlantic LLC; and, $Nil to Tom Ihrke (2013: $4,213) for their respective Non-consent Interests in Belmont Lake. Kelowna Resources Group, formerly known as 0743608 BC Ltd., is owned by the president of the Company, and Emerald Atlantic LLC is owned by a Director of the Company.

(j)	See Note 5, 6, and 8.

11.	Stock Options

For the nine months ended July 31, 2014, the Company recorded a total of $66,482 (2013: $Nil) for stock based compensation expenses.

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

On May 29, 2014, the Company accepted and received gross proceeds of $5,000 for the exercise of 50,000 stock options at $0.10 into 50,000 common shares of the Company.

On July 24, 2014, the Company granted 100,000 stock options to Ron Struthers, 500,000 stock options to Robert McAllister, and 25,000 stock options to Taven White with an exercise price of $0.25, vesting immediately and expiring on July 24, 2019.

For the period ended July 31, 2014, the Company recorded a total of $91,915 (2013: $21,279) for stock based compensation expenses.

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	July 31, 2014	October 31, 2013
Expected volatility	219-252%	142.25%
Risk-free interest rate	1.72-1.76%	1.83%
Expected life	5 years	5 years
Dividend yield	0.00%	0.00%

A summary of the stock options for the nine months ended July 31, 2014 is presented below:

	Options Outstanding
		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2013	2,200,000	$0.23
Expired	250,000	0.35
Exercised	100,000	0.22
Granted	775,000	0.53
Balance, July 31, 2014	2,625,000	$0.24

The Company has the following options outstanding and exercisable:

July 31, 2014		Options outstanding		Options exercisable

Range of Exercise	Number of	Weighted average	Weighted average	Number of	Weighted average
prices	shares	remaining contractual life	exercise price	shares	exercise price
$0.20	150,000	1.04 years	$0.20	150,000	$0.20
$0.20	850,000	0.47 years	$0.20	850,000	$0.20
$0.35	450,000	1.95years	$0.35	450,000	$0.35
$0.10	400,000	3.88 years	$0.20	400,000	$0.10
$0.60	50,000	4.65 years	$0.60	50,000	$0.60
$0.50	100,000	4.67 years	$0.50	100,000	$0.50
$0.25	625,000	4.98 years	$0.25	625,000	$0.25
Total	2,625,000	2.54 years	$0.24	2,625,000	$0.24

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

On August 5, 2010 we entered into a three-month Management agreement with Tom Ihrke, whereby Mr. Ihrke will act as the Senior Vice-President, Business Development for the Company for consideration of $3,125 per month. On December 2, 2010, the Company entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the Senior Vice-President Business Development for the Company. On October 3, 2011 Mr. Ihrke and the Company amended the agreement whereby his title changed to Manager, Business Development. The Company will pay a monthly consulting fee of $3,125. Effective January 15, 2012, the consulting agreement has been decreased to $10 a month. Effective April 1, 2014, the amended consulting agreement has been increased to $5,000 per month.

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

On April 1, 2014, the Company entered into a one year contract with Pacific Court Capital Corp., wholly owned company by Kristian Dagsaan as Controller for CAD$3,000 plus GST. This contract was terminated on August 31, 2014.

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

On April 10, 2014, the Company entered into a Letter of Intent ("LOI") that set forth the basic terms of discussions between Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR. The Company issued 500,000 common shares at a price of $0.40 to Enertopia, which are held in escrow until the Health License license is obtained by Enertopia. On May 28, 2014, Enertopia and Lexaria have signed a Definitive Agreement.

On April 10, 2014, a letter of intent, was signed on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation (Lessee) and Mr. Jeff Paikin (Lessor) that sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”) for the purposes of a licensed medical marijuana production facility. The Company issued the 55,000 common shares at a deemed price of $0.40 per the terms of the Letter of Intent to lease space in the building owned by the Lessor. The LOI was amended on July 22, 2014, subsequent to quarter end, on August 1, 2014, the Company signed an extension to an amended Letter of Intent that was executed on April 10, 2014. As per the terms of the extended Letter of Intent, on August 5, 2014, the Company issued 91,662 common shares at a deemed price of $0.30.

On April 14, 2014, the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 110,000 common shares at a deemed price of $0.39. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Kent can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Shaxon can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Boone can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Springett can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. On July 14, 2014, the Company accepted Mr. Hornung’s resignation.

On May 5, 2014 the Company entered into a one year consulting contract as Security Consultant with Bmullan and Associates, a company wholly owned by Brian Mullan. Upon signing of the contract of acceptance the Company issued 55,000 common shares at a deemed price of $0.30. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 275,000 common shares of the Company. On July 17, 2014, the Company issued 55,000 common shares at a deemed price of $0.26.

See also Note 6 and 8.

13.	Segmented Information

The Company’s business is considered as operating in one segment (Oil and gas in the United States) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. Upon entering into the Joint Venture Agreement (See note 7), the Company will be operating in two segments, the other being the medicinal marihuana business.

	Oil and Gas	Marijuana business	Total

October 31, 2013	3,573,352	-	3,573,352

July 31, 2014	4,523,059	43,149	4,566,208

14.	Subsequent Events

1.

On August 1, 2014, the Company signed an extension on an amended Letter of Intent, that was executed on April 10, 2014 on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014 as per the terms of the LOI, the Company issued 91,662 common shares at a deemed price of $0.30 per share.

2.	On August 5, 2014, the Company made its second quarter payment to Agora Internet Relations Corp. of $13,125 by issuing 82,031common shares of the Company at a market price of $0.16 per share.

3.

On August 12, 2014, Lexaria closed a private placement by issuing 1,251,333 units at a price of US$0.15 per unit for gross proceeds of US$187,700. Each Unit consists of one common share of the Company and one full non-transferable Share purchase warrant (“Warrant”). Each Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.25 per Warrant Share for a period of eighteen (18) months following closing. The Warrants are subject to an early acceleration provision pursuant to which, in the event that the Company’s common shares at any time after 6 months and 1 day have elapsed from the closing of the Offering, as listed on a Principal Canadian Market – currently the Canadian Securities Exchange with symbol LXX, has been at or above CDN$0.60 for a period of 20 consecutive trading days, the Company may, within five (5) days thereafter issue to the Subscribers a written notice advising of the accelerated expiry of the Warrants. Such written notice shall identify in reasonable detail the particulars of the acceleration event and identify the date (the "Warrant Accelerated Expiry Date") set for accelerated expiry, which in no event shall be less than 30 days after the mailing date of the written notice. For greater certainty, all Warrants shall expire and be of no further force or effect as of 4:30 pm (Pacific Time) on the Warrant Accelerated Expiry Date.

4.	On August 7, 2014, the Company’s board approved changing its year end from October 31 to August 31.

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

Our unaudited interim consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

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

During the nine month period ended July 31, 2014, we experienced the following significant corporate developments:

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

On April 10, 2014, the Company entered into a Letter of intent, to executed on behalf of a corporation incorporated by Lexaria Corp., Lexaria CanPharm Corp. and Enertopia Corporation (Lessee) and Mr. Jeff Paikin (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”). The Company issued the 55,000 common shares at a deemed price of $0.40 per the terms of the Letter of Intent to lease space in Ontario. The terms and conditions will be set out on a binding lease including some of the following points:

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

Subsequent to quarter end, on August 1, 2014, the Company signed an extension on an amended Letter of intent, that was executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014 as per the terms of the LOI, the Company issued 91,662 common shares at a deemed price of $0.30 per share. The following are the terms of the amended LOI:.

1.

Initial lease space to be approximately 20,000 square feet (known as the “Vacant Space”) with a first right of refusal in favour of the Lessee to lease approximately an additional 30,000 square feet (known as the “Occupied Space”) and an additional first right of refusal in favour of the Lessee to lease approximately an additional 25,000 square feet (known as the “Expansion Space”) for a total of approximately 75,000 square feet as further space currently leased in the Building comes available.

2.

The rent for the Leased Premises shall be base rent of $5.00 per square foot, plus common area charges and taxes, which are currently $3.25 per square foot. All utilities will be in addition to the rent and billed directly to the Lessee.

3.

Lease will be for both the Vacant Space and the Occupied Space and for a term of 5 years, with the Lessee having an option to renew for three (3) further five (5) year terms at the market rate at the time of renewal.

4.

Lease start date to be that date, following notice of intent to construct and occupy the Occupied Space given in writing by the Lessee to the Lessor (the “Notice”), when the existing third-party tenant in the Occupied Space no longer occupies the Occupied Space. Lessee has no obligation to provide notice of intent to construct and occupy the Occupied Space prior to receiving a Ready to Build letter from Health Canada regarding the MMPR license application at 5070 Benson and if no such letter has been received prior to January 22, 2015, Lessee may at any time at its sole option notify Lessor of its intention to abandon the HC license application at 5070 Benson, in which case Lessor agrees to release Lessee from any further obligations under this agreement. Lessee and Lessor have the option of mutually agreeing to extend the lease start date.

5.	Rent payment for the Occupied Space payable only in cash, with no option available for the payment of rent with common shares for the Occupied Space.
6.

The 5-year term of the Lease will be waived by the Lessor, if the Lessee fails to receive a license issued by Health Canada under the MMPR program, for the cultivation and sale of medical marijuana at the 5070 Benson location, or if any other necessary regulatory license is not received, following 90-day notice given from the Lessee to the Lessor, at the sole option of the Lessee.

7.

The Lessee will require tenant improvements to the Leased Premises (the “Tenant Improvements”). These improvements shall be performed by New Horizon Homes on behalf of the Lessee on a cost plus 10% basis. The “plus” shall be payable in shares of Lexaria Corp. and Enertopia Corporation as part of this arrangement.

8.	During the 6 months beginning June 9 2014, the Lessee shall have the option of paying its Base Rent of the Vacant Space with common shares or with cash.
9.

During the 6 months following the Notice date if the Notice date is prior to January 22, 2015, the Lessee shall have the option of paying its Base Rent of the Vacant Space with common shares or with cash; and in the event the lease start date is mutually agreed to start after January 22, 2015, the option to pay rent in shares or cash will be determined by the Lessor.

10.	KNY Architects has been retained by the Lessee in order to begin designing the space required. All costs of architectural design to be borne by the Lessee.
11.

Where any restricted common shares of Lexaria Corp. and Enertopia Corporation are to be transferred to the Lessor or as it may direct, the intention is to determine the number of shares to be transferred based on the June 17 2014 LOI draft agreement wherein the valuation share price of Lexaria Corp was determined to be $0.30 and for Enertopia Corp was determined to be $0.19, but in any case all share transfers shall be in accordance with the Canadian Securities Exchange and Securities Commission guidelines.

12.	All obligations and responsibilities of the Lessee shall be shared by Lexaria CanPharm Corp. assuming 55% and Thor Pharma Corp. assuming 45%.
13.

At that time when Lessee gives Notice to construct and occupy, it shall maintain a minimum cash balance of $120,000 in the Joint Venture bank account in trust for the Lessor to be applied as security towards lease payments, until such time as the MMPR license issued by Health Canada has been received by the Lessee.

14.

At that time when Lessee gives Notice to construct and occupy, it shall maintain a minimum cash balance sufficient to cover the approved budget costs of the Tenant Improvements in the Joint Venture bank account in trust for New Horizon Homes and provide evidence of such funds. Tenant Improvement budget subject to exclusive approval of the Lessee, in advance.

15.

At that time when Tenant Improvements are complete; when the Health Canada MMPR license has been received; and when the Lessee has moved in to the leased space, the Lessee shall maintain a minimum cash balance equivalent to eight-months rent payments for whatever space is occupied at the time by the Lessee, in the Joint Venture bank account in trust for the Lessor to be applied as security towards lease payments.

16.

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

On April 14, 2014, the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 110,000 common shares at a deemed price of $0.39. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Kent can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Shaxon can be eligible to receive up to a total of 1,650,000 common shares of the Company.

On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Boone can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Springett can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26.

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. On July 14, 2014, the Company accepted Mr. Hornung’s resignation.

On May 5, 2014 the Company entered into a one year consulting contract as Security Consultant with Bmullan and Associates, a company wholly owned by Brian Mullan. Upon signing of the contract of acceptance the Company issued 55,000 common shares at a deemed price of $0.30. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 275,000 common shares of the Company. On July 17, 2014, the Company issued 55,000 common shares at a deemed price of $0.26.

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

On June 11, 2014, the Company held its Annual and Special Meeting of Shareholders for the following purposes:

1.	To elect Chris Bunka, Bal Bhullar, and Nicolas Baxter as directors of the Company for the ensuing year and until their successors are elected;
2.	To ratify MNP LLP our independent registered public accounting firm for the fiscal year ending October 31, 2014 and to allow directors to set the remuneration;
3.	To approve a change of business of the Company;
4.	To conduct an advisory vote on the compensation of our Company’s Named Executive Officers (the “Say-on-Pay Proposal”);
5.	To conduct an advisory vote on the frequency of future advisory votes on the compensation on our Company’s Named Executive Officers (the “Say –When-on-Pay Proposal”);
6.	To approve the adoption of the Company’s 2014 stock option plan; and
7.	To transact such other business as may properly come before the Meeting or any adjournment of the postponement thereof.

All proposals were approved by the shareholders. The proposals are described in detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on May 20, 2014.

On July 24, 2014, the Company granted 100,000 stock options to Ron Struthers, 500,000 stock options to Robert McAllister, and 25,000 stock options to Taven White with an exercise price of $0.25, vesting immediately and expiring on July 24, 2019.

On August 5, 2014, the Company made its second quarter payment to Agora Internet Relations Corp. of $13,125 by issuing $82,031common shares of the Company at a market price of $0.16 per share.

On August 12, 2014, Lexaria closed a private placement by issuing 1,251,333 units at a price of US$0.15 per unit for gross proceeds of US$187,700. Each Unit consists of one common share of the Company and one full non-transferable Share purchase warrant (“Warrant”). Each Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.25 per Warrant Share for a period of eighteen (18) months following closing. The Warrants are subject to an early acceleration provision pursuant to which, in the event that the Company’s common shares at any time after 6 months and 1 day have elapsed from the closing of the Offering, as listed on a Principal Canadian Market – currently the Canadian Securities Exchange with symbol LXX, has been at or above CDN$0.60 for a period of 20 consecutive trading days, the Company may, within five (5) days thereafter issue to the Subscribers a written notice advising of the accelerated expiry of the Warrants. Such written notice shall identify in reasonable detail the particulars of the acceleration event and identify the date (the "Warrant Accelerated Expiry Date") set for accelerated expiry, which in no event shall be less than 30 days after the mailing date of the written notice. For greater certainty, all Warrants shall expire and be of no further force or effect as of 4:30 pm (Pacific Time) on the Warrant Accelerated Expiry Date.

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

As of July 31, 2014, there were additional well interest changes or workovers in the amount of $56,420.

As of July 31, 2014, the status of the Palmetto Point, Mississippi wells is as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft. Frio Oil, 26 ft.	4016	Producing
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing
PP F-12-4	Aug/10	Oct/10	Frio Oil	3150	Shut down
PP F-12-5	Sep 12/10	Nov 23/10	Frio Oil	3150	Shut down
PP F-12-7	Nov 29/13	Pending	Frio Oil	3282	Awaiting Completion

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

On April 1, 2014, the Company entered into a one year contract with Pacific Court Capital Corp., wholly owned company by Kristian Dagsaan as Controller for CAD$3,000 plus GST. This contract was terminated on August 31, 2014.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of July 31, 2014, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As at July 31, 2014, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Results of Operations – Three Months Ended July 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2014, which are included herein.

Our operating results for the three months ended July 31, 2014, for the three months ended July 31, 2013 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31, 2014	Three Months Ended July 31, 2013	Change Between Three Months Period Ended July 31, 2014 and July 31, 2013
Revenue	$135,863	$251,481	$(115,618)
General and administrative	621,717	133,820	487,897
Interest expense	39,020	41,692	(2,672)
Consulting fees	409,367	46,407	362,960
Cost of Revenue	82,100	175,330	(93,230)
Oil and gas operating expenses	33,954	92,813	(58,859)
Professional Fees	11,306	3,779	7,527
Net Income (Loss)	(576,367)	(57,669)	(518,698)

Our accumulated losses increased to $6,229,268 as of July 31, 2014. Our financial statements report a net loss of $576,367 for the three month period ended July 31, 2014 compared to a net loss of $57,669 for the three month period ended July 31, 2013. Our revenues have decreased for the three month period ended July 31, 2014 compared to the three month period ended July 31, 2013, by $115,618. During the period ended July 31, 2013 the oil field enjoyed flush production from the 12-1 and 12-3A wells as a result of workovers completed during that period, and that flush production will not be repeated from those wells. As a result there are lower production volumes for wells 12-1 and 12-3A in the current period. Additionally, well 12-4 and 12-5 have been shut in. Our general and administrative costs in the three month period ending July 31, 2014 were higher by $487,897, than the year-earlier period. This is primarily due to an increase in advertising, consulting fees, stock based compensation, professional fees, and foreign exchange. In particular the consulting fees were higher by $362,960 for the three months ended July 31, 2014 compared to July 31, 2013, which was largely due to new consulting contracts signed with respect to the LOI’s signed in March, April, May and June. With respect to some of the consulting contracts, first milestone of Municipal Approval from Burlington, Ontario milestone was achieved resulting in additional consulting fees. These increased costs are due to the Company’s entrance into the Medical Marijuana business sector.

The cost of revenue was $82,100 for the three month period ended July 31, 2014, compared to $175,330 for the three month period ended July 31, 2013; the decrease in cost of revenue in the current period is largely due to decreased depletion and operating costs. The Company had oil and gas operating expenses of $33,954 in the three months ending July 31, 2014 compared to $92,813 for the three months ended July 31, 2014. The operating costs are lower by $58,859 due to the decreased production in the current period.

Results of Operations –Nine Months Ended July 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended July 31, 2014, which are included herein.

Our operating results for the nine months ended July 31, 2014, for the nine months ended July 31, 2013 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended July 31, 2014	Nine Months Ended July 31, 2013	Change Between Nine Months Period Ended July 31, 2014 and July 31, 2013
Revenue	$463,798	$856,360	$(392,562)
General and administrative	1,307,865	510,047	797,818
Interest expense	147,166	208,326	(61,160)
Consulting fees	791,677	150,477	641,200
Cost of Revenue	319,111	563,596	(244,485)
Oil and gas operating expenses	157,999	281,063	(123,064)
Professional Fees	53,459	58,449	(4,990)
Net loss	(1,171,591)	(217,283)	(954,308)

As at July 31, 2014, we had $957,418 in current liabilities. Our net cash used in operating activities for the nine months ended July 31, 2014 was $218,346 compared to net cash provided of $246,726 in the nine months ended July 31, 2013. Our accumulated losses increased to $6,229,268 as of July 31, 2014. Our financial statements report a net loss of $1,171,591 for the nine month period ended July 31, 2014 compared to a net loss of $217,283 for the nine month period ended July 31, 2013. Our general and administrative costs of $1,307,865 for the nine month period ending July 31, 2014 were higher by $797,818 compared to the previous period July 31, 2013. This is primarily due to an increase in advertising, consulting fees, stock based compensation, professional fees, and foreign exchange. In particular the consulting fees were higher by $641,200 for the nine months ended July 31, 2014 compared to July 31, 2013, which was largely due to new consulting contracts signed with respect to the LOI’s signed in March, April, May and June. With respect to some of the consulting contracts, first milestone of Municipal Approval from Burlington, Ontario milestone was achieved resulting in additional consulting fees. These increased costs are due to the Company’s entrance into the Medical Marijuana business sector.

The Company recognized cost of revenue in oil and gas properties of $319,111 during the nine months ended July 31, 2014, compared to $563,596 for the nine months ended July 31, 2013. We had lower production volumes in wells 12-1 and 12-3A and additionally, wells 12-4 and 12-5 are currently shut-in.

Our total liabilities as of July 31, 2014 were $1,016,663 as compared to total liabilities of $1,474,448 as of October 31, 2013 as certain debts have been paid down or converted into equity.

Liquidity and Financial Condition

Working Capital

	July 31,	October 31,
	2014	2013
Current assets	$1,200,664	$146,266
Current liabilities	957,418	1,415,203
Working capital (Deficiency)	$243,246	$(1,268,937)

Cash Flows

	Nine Months Ended
	July 31,	July 31,
	2014	2013
Cash flows provided by (used in) operating activities	$(411,679)	$246,726
Cash flows (used in) investing activities	(107,984)	(64,381)
Cash flows provided by (used in) financing activities	1,032,596	(335,330)
Increase (decrease) in cash and cash equivalents	512,933	(152,985)

Operating Activities

Net cash used in operating activities was $411,679 for the nine months ended July 31, 2014 compared with net cash provided in operating activities of $246,726 in the same period in 2013. This was a result of higher consulting fees and lower revenues for the nine months ended July 31, 2014.

Investing Activities

Net cash used in investing activities was $107,984 in the nine months ended July 31, 2014 compared to net cash used in investing activities was $64,381 in the same period in 2013. During the nine months ended July 31, 2014, the Company used more cash for investing activities as a result of its entrance in the medical marijuana sector.

Financing Activities

Net cash provided in financing activities was $1,032,596 in the nine months ended July 31, 2014 compared to net cash used by financing activities of $335,330 in the same period in 2013. This is attributable to the private placements provided to the company during the nine months ended July 31, 2014 and the repayment of convertible debt loans. During the same time last year there was a repayment of the convertible debt loans.

Oil and gas sales volume comparisons for the nine months ended July 31, 2014 compared to the nine months ended July 31, 2013

For the nine month period ended July 31, 2014, the Company had $463,798 in revenues compared to $856,360 in revenues for the same nine month period in the prior year. Oil revenues in the first nine months of the 2014 fiscal year were lower than those of the same period in fiscal 2013. The decrease in our oil and gas revenues for the nine months ended July 31, 2014 was largely due to decreased production volumes for oil wells PP F-12-1 and PP F-12-3 and shut in of well PPF-12-5. Also well PP F-12-4 was shut-in during the last quarter of October 31, 2013 due to a workover not completed due to technical complications that have not been resolved. Oil prices were slightly higher during the nine month period ending July 31, 2014 than they were one year previously.

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

As of July 31, 2014, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2014, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The possession, cultivation and distribution of marijuana may under certain circumstances lead to prosecution under United States federal law, which may cause our business to fail.

Our planned medical marihuana (“MMJ”) business is structured to comply with the Canadian Medical Marihuana Purposes Regulations (“MMPR”), which permits the sale of medical marihuana in Canada under federal license. In the United Sates, 23 states, including our state of incorporation, Nevada, have approved and regulate medical marihuana use. Similarly, two states have approved and regulate non-medical marihuana use by adults. However, it remains illegal under United States federal law to grow, cultivate or sell marijuana for any purpose. In that regard, the United States Justice Department has released the COLE Memorandum of 8-29-13 which states that the Justice Department will not prioritize the prosecution of marihuana related activities authorized under state laws provided that state authorities implement and enforce strict guidelines to ensure the health, safety and security of the public. Where the individual state framework fails to protect the public, the Justice Department has instructed federal prosecutors to enforce the Controlled Substances Act of 1970. The Department of Justice has not, to our knowledge, published any policy or guidance specifically regarding the participation of a United States corporation in lawful medical marihuana related activities outside of the United States.

Although our planned medical marihuana business is federally sanctioned in Canada and not contrary to the public policy or laws of our state of incorporation, neither state law nor Canadian federal law provides protection against federal prosecution in the United States, which remains at the discretion of the Department of Justice. Although, in light of the COLE Memorandum, we do not anticipate that we will be targeted for prosecution by the Department of Justice, if the Department of Justice uses its discretion to prosecute our company for a violation of the Controlled Substances Act, the resulting civil or criminal consequences will have a material adverse effect on our business, and may cause our business to fail.

The failure to become licensed by Health Canada for the production of medical marihuana production may cause us to abandon our business plan.

There is no assurance that any of our Company's joint ventures will be approved by Health Canada or will be granted licensed producer status. Our failure to obtain a license from Health Canada would materially and adversely affect our company's operations, and we would need to revise or abandon our business plan accordingly.

Our Company has no operating history and an evolving business model .which raises doubt about our ability to achieve profitability or obtain financing.

Our Company has no operating history. Moreover, our business model is still evolving, subject to change, and will rely on the cooperation and participation of our joint venture partners. Our Company's ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations, has and we no proven history of performance, earnings or success. There can be no assurance that we will achieve profitability or obtain future financing.

Uncertain demand for medical marijuana products may cause our business plan to be unprofitable.

Demand for medical marijuana is dependent on a number of social, political and economic factors that are beyond the control of our company. While we believe that demand for medical marijuana will continue to grow in Canada, there is no assurance that such increase in demand will happen or that our joint ventures will be profitable.

We may not acquire market share or achieve profits due to competition in the medical marijuana industry

Our Company operates in a highly competitive marketplace with various competitors. Increased competition may result in reduced gross margins and/or loss of market share, either of which would seriously harm its business and results of operations. Management cannot be certain that the company will be able to compete against current or future competitors or that competitive pressure will not seriously harm its business. Some of the company's competitors are much larger and have greater access to capital, sales, marketing and other resources. These competitors may be able to respond more rapidly to new regulations or devote greater resources to the development and promotion of their business model than the company can. Furthermore, some of these competitors may make acquisitions or establish co-operative relationships among themselves or with third parties in the industry to increase their ability to rapidly gain market share.

Conflicts of interest between our Company and our directors and officers may result in a loss of business opportunity.

Our directors and officers are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our future operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent. Despite our intentions, conflicts of interest may nevertheless arise which may deprive our company of a business opportunity, which may impede the successful development of our business and negatively impact the value of an investment in our company.

The speculative nature of our business plan may result in the loss of your investment.

Our MMJ operations are in the start-up stage only, and are unproven. We may not be successful in implementing our business plan to become profitable. There may be less demand for our services than we anticipate. There is no assurance that our business will succeed and you may lose your entire investment.

Changing consumer preferences may cause our planned products to be unsuccessful in the marketplace.

The decision of a potential client to undergo an environmental audit or review may be based on ethical or commercial reasons. In some instances, or with certain businesses, there may be no assurance that an environmental review will result in any cost savings or increased revenues. As such, unless the ethical consideration is also a material factor, there may be no incentive for such businesses to undertake an environmental review. Changes in consumer and commercial preferences, or trends, toward or away from environmental issues may impact on businesses” decisions to undergo environmental reviews. The MMJ sector offers many choices for MMJ patients and their can be no assurance that the product supplied by our company and or its partners will be successful in market penetration.

General economic factors may negatively impact the market for our planned products.

The willingness of businesses to spend time and money on energy efficiency may be dependent upon general economic conditions; and any material downturn may reduce the likelihood of businesses incurring costs toward what some businesses may consider a discretionary expense item. Willingness by MMJ patients to continue to buy MMJ products may be dependent upon general economic conditions and any material downturn may reduce the potential profitability of the MMJ business sector.

A wide range of economic and logistical factors may negatively impact our operating results.

Our operating results will be affected by a wide variety of factors that could materially affect revenues and profitability, including the timing and cancellation of customer orders and projects, competitive pressures on pricing, availability of personnel, and market acceptance of our services. As a result, we may experience material fluctuations in future operating results on a quarterly and annual basis which could materially affect our business, financial condition and operating results.

Loss of consumer confidence in our company or in our industry may harm our business.

Demand for our services may be adversely affected if consumers lose confidence in the quality of our services or the industry’s practices. Adverse publicity may discourage businesses from buying our services and could have a material adverse effect on our financial condition and results of operations.

Unethical business practices may compromise the growth and development of our business.

The production and sale of medical marihuana is an emerging industry in which business practices are not yet standardized and are subject to frequent scrutiny and evaluation by federal, state, provincial, and municipal authorities, academics, and media outlets, among others, Although we intend to develop our business in accordance with best ethical practices, we may suffer negative publicity if we, our partners, contractors, or customers are found to have engaged in any environmentally, insensitive practices or other business practices that are viewed as unethical.

The failure to secure customers may cause our operations to fail.

We currently have no long-term agreements with any customers. Many of our services may be provided on a “onetime” basis. Accordingly, we will require new customers on a continuous basis to sustain our operations.

We could be required to enter into fixed price contracts which will expose us to significant market risk.

Fixed price contracts require the service provider to perform all agreed services for a specified lump-sum amount. We anticipate a material percentage of our services will be performed on a fixed price basis. Fixed price contracts expose us to some significant risks, including under-estimation of costs, ambiguities in specifications, unforeseen costs or difficulties, and delays beyond our control. These risks could lead to losses on contracts which may be substantial and which could adversely affect the results of our operations.

If we fail to effectively and efficiently advertise, the growth of our business may be compromised.

The future growth and profitability of our MMJ business will be dependent in part on the effectiveness and efficiency of our advertising and promotional expenditures, including our ability to (i) create greater awareness of our services, (ii) determine the appropriate creative message and media mix for future advertising expenditures, and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that we will experience benefits from advertising and promotional expenditures in the future. In addition, no assurance can be given that our planned advertising and promotional expenditures will result in increased revenues, will generate levels of service and name awareness or that we will be able to manage such advertising and promotional expenditures on a cost-effective basis.

Our success is dependent on our unproven ability to attract qualified personnel.

We will depend on our ability to attract, retain and motivate our management team, consultants and other employees. There is strong competition for qualified technical and management personnel in the MMJ sector, and it is expected that such competition will increase. Our planned growth will place increased demands on our existing resources and will likely require the addition of technical personnel and the development of additional expertise by existing personnel. There can be no assurance that our compensation packages will be sufficient to ensure the continued availability of qualified personnel who are necessary for the development of our business.

Without additional financing to develop our business plan, our business may fail.

Because we have generated only minimal revenue from our business and cannot anticipate when we will be able to generate meaningful revenue from our business, we will need to raise additional funds to conduct and grow our business. We do not currently have sufficient financial resources to completely fund the development of our business plan. We anticipate that we will need to raise further financing. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing security-holders.

We may not be able to obtain all of the licenses necessary to operate our business, which would cause our business to fail.

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

Changes in environmental regulation may result in increased or insupportable financial burden on our company.

We believe that we currently comply with existing environmental laws and regulations affecting our proposed operations. While there are no currently known proposed changes in these laws or regulations, significant changes have affected the industry in the past and additional changes may occur in the future.

Our operations may be subject to environmental laws, regulations and rules promulgated from time to time by government. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner that means stricter standards and enforcement. Fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies, directors, officers and employees. The cost of compliance with changes in governmental regulations has potential to reduce the profitability of operations. We intend to comply with all environmental regulations in the United States and Canada.

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

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with our business plan, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $1,171,591 for the nine month period ending July 31, 2014, and cumulative losses of $6,229,268 to July 31, 2014. As of July 31, 2014 we had working capital of $243,246 as a result of past financing activities. We do expect positive cash flow from operations at some point; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

From inception through to July 31, 2014, we have incurred aggregate losses of approximately $6,229,268. Our loss from operations for the nine month period ended July 31, 2014 was $1,171,591. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of world prices and market for oil and gas, the demand for our production, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Our most significant wells are the producing oil wells PP F-12-1, PP F-12-3, PP F-12-4(currently shut-in), and PP F-12-5(currently shut-in); (and PP F-12-7 waiting to be completed) are located within the Belmont Lake oil field which is located in the Palmetto Point region. The Belmont Lake oil field is onshore, as are all of our company’s wells, but located in a flood plain of the Mississippi River which forces seasonal constraints on certain field activities. We have suffered repeated delays in the development of this oil field due to the seasonal flooding, and we could experience additional development delays in the future. OUR COMPANY HAS NO OTHER PRODUCING WELLS. Seasonal river-flooding conditions can negatively impact the viability of our oil production and thus, our ability to generate revenue.

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
10/09/2014

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
10/09/2014