Form 10-Q/A
period 2014-07-31
LEXARIA CORP.
filed 2014-11-14
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

The Consolidated Statement of Operations for the period ending July 31, 2014 had a typo for the weighted average number of common shares outstanding for the three months ending. The correct number should have been 32,053,775 instead of 232,053,775. All other information in the 10Q is unchanged.

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

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 31		July 31
	2014	2013	2014	2013

Revenue
Natural gas and oil revenue	135,863	251,481	463,798	856,360

Cost of revenue
Natural gas and oil operating costs	33,954	92,813	157,999	281,063
Depletion	48,146	82,517	161,112	282,533
	82,100	175,330	319,111	563,596

Gross profit (loss)	53,763	76,151	144,687	292,764

Expenses
Accounting and audit	6,503	3,456	41,948	40,450
Insurance	2,019	2,205	5,334	5,154
Advertising and promotions	61,315	4,027	78,815	5,938
Bank charges and exchange (gain) loss	3,153	(7,489)	(22,239)	(5,413)
Stock Based Compensation	25,433	21,279	91,915	21,279
Consulting (note 10)	409,367	46,407	791,677	150,477
Fees and Dues	16,688	6,957	40,638	22,292
Interest expense from loan payable (note 6,8)	39,020	41,692	147,166	208,326
Investor relation	-	-	2,738	-
Legal and professional	4,803	323	11,511	18,399
Office and miscellaneous	4,887	410	10,972	6,461
Rent	25,759	3,760	47,762	12,167
Telephone	1,801	1,969	3,518	5,192
Taxes	-	6,055	5,248	6,055
Travel	20,969	2,769	50,862	13,270

	621,717	133,820	1,307,865	510,047

Loss for the period before other items	(567,954)	(57,669)	(1,163,178)	(217,283)

Joint venture – equity loss pick-up	(8,413)	-	(8,413)	-

Net (loss) for the period	(576,367)	(57,669)	(1,171,591)	(217,283)

Basic and diluted (loss) per share	(0.02)	(0.00)	(0.05)	(0.01)

Weighted average number of common shares outstanding

- Basic and diluted	32,053,775	16,431,452	24,162,327	16,431,452

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
11/14/2014

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
11/14/2014