Form 10-KT
period 2014-08-31
LEXARIA CORP.
filed 2014-12-09
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 31, 2013 to August 31, 2014

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
Yes [   ] No X

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2014 was $432,533 based on the average of the high and low bid and asked price of the Registrant’s shares of common stock on the OTC Bulletin Board or $0.05 on February 28, 2014. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
34,444,890 common shares as of November 15, 2014

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

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares in our common stock. References to “CAD$” refers to Canadian dollars.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Lexaria Corp., and our wholly owned subsidiary, Lexaria CanPharm Corp., a Canadian corporation, unless otherwise stated.

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

Effective June 23, 2009, we amended our Articles of Incorporation to effect a 1 new for 4 old share consolidation of our authorized and issued and outstanding common stock. As a result, our company’s authorized capital decreased from 75,000,000 shares of common stock with a par value of $0.001 to 18,750,000 shares of common stock with a par value of $0.001 and our then current issued and outstanding shares decreased from 24,369,500 shares of common stock to 6,092,370 shares of common stock.

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

On August 7, 2014, our company’s board of directors approved changing our year end from October 31 to August 31.

Our company is diverse in its pursuit of business opportunities in the medicinal marijuana sector and in oil and gas operations.

In March of 2014, our company began its entry into the medicinal marijuana business sector. On June 11, 2014 this change of business was approved by our company’s shareholders during our Annual General Meeting held on June 11, 2014. Additionally, we were an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. Our company’s revenues have been generated from our business operations in Mississippi. Subsequent to year end, onNovember 13, 2014, our company sold all of our working interests in Belmont Lake, Mississippi.

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

On June 21, 2007, we acquired an assignment of a 10% gross working interest in an Area of Mutual Interest (AMI) formerly held by Brinx Resources Ltd, a non-related company, in up to 50 oil and gas wells to be drilled, and any future development prospects thereof associated, located in Mississippi, USA. Interests in seven wells previously drilled under the conditions of the AMI remain the property of Brinx Resources Ltd. and we are not a party to Brinx’s interest in these wells, while the right to assume the 10% gross working interest in the remaining 43 wells and any future development prospects thereof, now belongs to our company. Because we already had a 40% gross working interest in this AMI, as a result of this transaction, we had a 50% gross working interest in the AMI.

On June 23, 2007, we acquired an assignment of a 10% gross working interest in 12 previously drilled oil and gas wells and any future development prospects thereof, formerly held by 0743868 BC Ltd., a non-related company. Since we already had a 20% gross working interest in these same 12 oil and gas wells and development prospects, as a result of this transaction we then had a 30% gross working interest in the 12 oil and gas wells and development prospects. We were obligated to make cash payments of US$520,000 over approximately a one-year period to complete this transaction ($200,000 paid as of October 31, 2007). Our company had made total of $350,000 repayment and accrued $18,016 interest expense since June 23, 2007 with ending balance of $169,938 as at October 31, 2012.

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

On May 14, 2008 our company entered into an unsecured Loan Agreement with each of our president and a shareholder of our company for $62,000. The purpose of this Loan Agreement was to set out terms of the arrangement by which our company agreed to make a Loan of US$124,000 at an interest rate of 16.8% and no set principal payments for one year available to our company. The purpose of the Loan Agreement was to provide our company with capital funds for oil and gas exploration and/or general corporate purposes. On October 27, 2008, the loan from our president in the amount of US$62,000 was terminated in favour of an updated debt agreement.

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

On December 16, 2010, we entered into an assignment agreement with Emerald Atlantic LLC, a company solely owned by a director of our company, whereby the Emerald Atlantic has paid a fee of $30,076 to earn 18% of a 4.423% share of our company’s net revenue interest after field operating expenses for a well to be drilled in Wilkinson County.

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

On June 28, 2011, we paid down CAD$100,000 of the debt on a secured loan agreement dated October 27, 2008, in the amount of CAD$300,000 with CAB Financial. On July 10, 2009, $40,000 of the debt was converted to equity. On October 21, 2010, we settled a portion of the debt in the amount of CAD $1,625 with CAB Financial by converting 65,000 warrants into 32,500 shares of our common stock pursuant to a Purchase Agreement dated October 27, 2008 at a price of CAD$0.05 per share.

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

On December 1, 2011, we closed a private placement offering of convertible debentures in the aggregate amount of $200,000. The convertible debentures mature on December 1, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common share and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by our company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1M as of July 31, 2012. Two directors of our company, David DeMartini and CAB Financial Services Ltd., solely owned by our director, Christopher Bunka, subscribed to the convertible debentures with the amount of $200,000.

On March 30, 2012, we entered into a loan agreement with Christopher Bunka, our president, chief executive officer and director, for a non-secured promissory note in the amount of $50,000. Mr. Bunka agreed to purchase a non-secured 12% interest bearing promissory note of our company subject to and upon the terms and conditions of the agreement. The promissory note has a month to month term, which is still outstanding.

On November 22, 2012, we entered into an amendment to existing debt agreements totaling $930,000, with maturity dates of month to month and December 1, 2012 with CAB Financial Services Ltd., David DeMartini, Emerald Atlantic LLC, and other debt holders ofour company, whereby the various lenders have agreed to modify various terms of the earlier agreements and provide for a final debt repayment schedule ending in December 2013. Our company will repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. These agreements were renegotiated in 2013.

On June 18, 2013, based on our 2010 Stock Option Plan, we granted 500,000 stock options to directors and officers, and a consultant of our company. The exercise price of the stock options is $0.10, vest immediately and expire on June 18, 2018.

Our Current Business

Our company was an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We were generating revenues from our business operations in Mississippi. Subsequent to year end, on November 26, 2014, we executed the sale of all or our working interests in Belmont Lake with a closing date of December 5, 2014. In March of 2014, we began our entry into the medicinal marijuana business. The change of business was approved our shareholders during our Annual General Meeting held on June 11, 2014.

Our working interests were in various oil and gas properties in Mississippi USA. All of our oil and gas assets were located in Wilkinson and Amite counties, Mississippi, where we had between 42% gross working interest and 60% gross working interests in producing oil and/or gas wells and in exploration wells yet to be drilled. Our Belmont Lake oil field discovered in December 2006 is located within the Palmetto Point area of Wilkinson county, Mississippi.

Our company’s business plan is to focus on seeking to produce, cultivate and distribute medical marijuana in Canada under the new Federal Government of Canada’s MMPR; or through the use of cannabidiol (CBD) extracted from Agricultural Hemp and to investigate opportunities in the US legal regulated medical marijuana sector where possible; and to investigate generally, opportunities in alternative health sectors. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the past fiscal year we experienced the following significant corporate developments:

On November 4, 2013, we closed a private placement of 500,000 units at a price of $0.06 per unit for gross proceeds of $30,000. Each unit consists of one common stock and one share purchase warrant which entitles a holder to purchase one common stock at a price of $0.10 per warrant share for a period of thirty six month following the close.

On November 13, 2013, we refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013 with CAB Financial Services Ltd., David DeMartini, Emerald Atlantic LLC, and other debt holders of our company. Per the Amendment Agreements, a) the loan repayment schedule was converted, with an effective date of December 1, 2013, to a new one year term loan with monthly interest payments at 18% on any declining balance, in arrears and all principal amounts not paid before are then due in full on December 1, 2014; b) the first payment of interest shall be due on January 1, 2014; c) our company will make10 monthly principal payments, each of which is 1/10th of the principal amount owing at the time the agreement goes into effect, beginning on March 1, 2014 and repeating on the first day of each month thereafter until all the principal is paid; d) our company grants to the lenders new collateral specifically limited to the lender’s pro-rata portion (the original initial balance owing to the lender shall form the numerator and $930,000 shall form the denominator) of our company’s portion of the net revenue from the new 12-7 well required to keep the terms of the agreement in good standing at any given monthly due date.

On December 4, 2013, we entered into a loan agreement and promissory note with Chris Bunka, a director and officer of our company. The principal amount of the note is CAD$51,507.50. The entering into of the loan agreement and promissory note provides that the principal and interest on the debt be payable for a period of fifteen months. The note has an interest rate of 15% per annum and a monthly principal payment of $4,292 starting after the third month.

On December 6, 2013, the Company announced that a new well in Belmont Lake Field, the 12-7 well, had been drilled to total depth and sidewall core analysis indicated approximately 20 feet of true vertical depth oil bearing pay. Due to adverse weather conditions, the well had not yet been completed nor put into production.

On March 5, 2014, we entered into a three year joint venture agreement (“JV Agreement”) with Enertopia Corp. and Robert McAllister. Whereas Enertopia Corp. and Robert McAllister will source opportunities in the medical marijuana business, and the terms and conditions on which the parties will form a joint venture to jointly participate in, or offer specific opportunities within the business (the "Joint Venture"), and Robert McAllister will join the Lexaria Corp. advisory board for the term of this JV Agreement.

The parties will contribute the following as their initial contributions to the business:

a)

Our company, as our initial contribution, will pay to Enertopia 1,000,000 common restricted shares as compensation for entering the Joint Venture and for Enertopia to initiate and during the term of the JV Agreement continue to provide to our company opportunities to build our business.

b)

Our company agrees to additionally pay Enertopia a finder’s commission, received at the sole election of Enertopia in either cash or in common restricted shares of our company, within a range of 2% - 5% of the value (less of taxes) of any future business acquisition, joint venture or transaction that our company accepts and closes for the life of the JV Agreement.

c)

Our company, as its initial contribution, will pay to Robert McAllister 500,000 common restricted shares as compensation for entering the Joint Venture and for Robert McAllister to initiate and during the term of the JV Agreement continue to provide to our company opportunities to build our business.

d)

Our company agrees to additionally award Robert McAllister 500,000 stock options to buy common shares of our company, with terms to be specified and ratified by shareholder and regulatory approvals, as compensation for joining and serving as chairperson of our company’s marijuana business advisory board for the term of the JV Agreement.

On March 10, 2014, we entered into a social media/web marketing agreement with Stuart Gray. The term of this agreement began on the date of execution of the agreement for a period of 12 months. The consideration for services is $60,000 payable in common shares of our company. Upon execution of the agreement, we issued 150,000 common shares of our company at a price of $0.42 for the for the term of the agreement.

On March 12, 2014, we entered into 12 month marketing agreement for $50,000 with Agora Internet Relations Corp. payable in common shares of our company. The first quarter payment of $12,500 was made by issuing 20,833 common shares of our company at a price of $0.60 per share. On August 5, 2014, we made our second quarter payment to Agora of $13,125 by issuing $82,031common shares of our company at a market price of $0.16 per share.

On March 21, 2014, we closed a private placement of 10,600,000 units at a price of $0.12 per unit for gross proceeds of $1,272,000. Each unit consists of one common share and one share purchase warrant which entitles the holder to purchase one common shareat a price of $0.25 per warrant share for a period of 18 months following the close. A cash finders’ fee for $16,800 was paid to Cannacord Genuity, Leede Financial Markets and PI Financial Corp.; and a stock finders’ fee of 819,999 common shares of our company were issued to Canaccord Genuity and Wolverton Securities.

On March 25, 2014 the Company received $17,500 for the exercise of 50,000 stock options at $0.35 into 50,000 common shares of the Company.

On March 25, 2014, Jason Springett joined our company as an advisor and we granted 50,000 stock options with an exercise price of $0.60, vesting immediately and expiring on March 25, 2019.

On April 1, 2014, our company entered into a 90 day agreement with Ken Faulkner as a Corporate Development Manager. We granted 100,000 stock options with an exercise price of $0.50, vesting immediately and expiring on April 1, 2019.

On April 1, 2014, we converted $193,333 of the debt outstanding into 552,380 units of our company at a price of $0.35. Each unit is comprised of one common share and one share purchase warrant which entitles the holder to purchase one common share at a price of $0.40 for a period of 12 months after the conversion.

On April 10, 2014, we entered into Letter of Intent (“LOI”) with Enertopia Corporation with regard to the co-ownership by our company and Enertopia of a prospective medical marijuana business under the Marijuana for Medical Purposes Regulations (“MMPR”). Pursuant to the LOI, we issued 500,000 common shares to Enertopia. Within 10 days, Enertopia shall contribute $45,000 and our company shall contribute $55,000 to the business. Upon the execution of this LOI, our company and Enertopia shall structure a joint venture for legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes under the MMPR. At such time, the parties will be deemed to have formed a joint venture for the operation, management and further development of the business. Our company will pay 55% of all costs to earn a 49% net ownership interest in the business and Enertopia will pay 45% of all costs to earn a 51% ownership interest in the business. A total of 500,000 common shares of our company shall be issued to Enertopia and held in escrow by our company's solicitors until such date as the License (as hereinafter defined) has been obtained by Enertopia. In the event a license is not obtained within 12 months of the date of the definitive agreement the 500,000 common shares of our company will be cancelled and returned to treasury.

Concurrently with the execution of our LOI with Enertopia, on April 10, 2014, we entered into a letter of intent with Jeff Paikin, and a corporation controlled by Mr. Paikin. Pursuant to the letter of intent, our company and Enertopia may jointly acquire a conditional lease as joint lessees of approximately 30,000 square feet of warehouse space located in the municipality of Burlington, Ontario. We also acquired the first right of refusal to lease an additional 45,000 square feet. The Lease was conditional for a period of 60 days in order to allow our company and Enertopia to confirm that the zoning applicable to the leased premises allows for us to establish a legal marijuana growing operation. In exchange for the lessor holding the leased premises for us for the 60 day conditional period, we issued 55,000 common shares at a deemed price of $0.40 to Mr. Paikin. If the Municipality did not grant the required zoning approval for this location during the conditional period, the agreement was to terminate without further obligation on the parties. If the zoning was approved, we were to pay base rent and expenses of CAD$8.25 per square foot per year for a minimum term of 5 years. The lease would thereafter be renewable at our option for 3 successive 5 year periods. On August 1, 2014, we signed an extension on the letter of intent, that was executed on April 10, 2014 on behalf of a corporation to be incorporated by our company and Enertopia Corporation (Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor), which sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement for warehouse space in the building located at Burlington, Ontario. On August 5, 2014, as per the terms of the letter of intent, we issued 91,662 common shares at a deemed price of $0.30 per share.

On April 14, 2014, the company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the company issued 110,000 common shares at a deemed price of $0.39. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,650,000 common shares of the company. On July 14, 2014, the company issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014, we entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance we issued 110,000 common shares at a deemed price of $0.32. The consulting agreement was amended on June 18, 2014, pursuant to which Mr. Kent can be eligible to receive up to a total of 1,650,000 common shares of our company. On July 14, 2014, we issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014, we entered into a one year consulting contract with Don Shaxon as Ontario operations manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance we issued 110,000 common shares at a deemed price of $0.32. The consulting agreement was amended on June 18, 2014, pursuant to which Mr. Shaxon can be eligible to receive up to a total of 1,650,000 common shares of our company. On July 14, 2014, we issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014, we entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as human resources manager. Upon signing of the contract of acceptance we issued 110,000 common shares at a deemed price of $0.32. The consulting agreement amended on June 18, 2014, pursuant to which Mr. Boone can be eligible to receive up to a total of 1,650,000 common shares of our company. On July 14, 2014, we issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014, we entered into a one year consulting contract with Jason Springett as master grower for Ontario operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance we issued 110,000 common shares at a deemed price of $0.32. The Consulting agreement was amended on June 18, 2014, pursuant to which Mr. Springett can be eligible to receive up to a total of 1,650,000 common shares of our company. On July 14, 2014, we issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014, we entered into a one year consulting contract with 2342878 Ontario Inc., wholly owned company by Chris Hornung as assistant manager. Upon signing of the contract of acceptance we issued 110,000 common shares at a deemed price of $0.32. On July 14, 2014, we accepted Mr. Hornung’s resignation. Subsequent to year end, 110,000 common shares of the Company were returned back to treasury.

On May 5, 2014, we entered into a one year consulting contract as Security Consultant with Bmullan and Associates, a company wholly owned by Brian Mullan. Upon signing of the contract of acceptance we issued 55,000 common shares at a deemed price of $0.30. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 275,000 common shares of our company. On July 14, 2014, we issued 55,000 common shares at a deemed price of $0.30.

On May 27, 2014, we entered into a letter of intent with Arnprior Bay Property Limited with the intent of entering into a lease agreement in Ontario to lease space to be approximately 24,000 square feet with an option to lease a further 22,000 square feet within 2 years, and an additional 49,000 square feet for a total of 95,000 square feet. The lease shall be conditional for a period of up to 180 days in order to obtain approval from the appropriate municipal authorities for zoning of a legal marijuana production facility.

On May 28, 2014, our company and Enertopia entered into a definitive agreement to develop a joint business for the production, manufacture, propagation, import/export, testing, research and development of marijuana in the Province of Ontario under the MMPR, Pursuant to the Agreement, ownership, revenues, and liability related to the the Joint Venture is 51% to Enertopia and 49% to Lexaria. Expenses incurred by the joint venture shall be allocated 45% to Enertopia and 55% to Lexaria. Enertopia shall be responsible for management of the joint venture for as long as it maintains majority ownership. To date, Lexaria and Enertopia have contributed $55,000 and $45,000 to the joint venture, respectively. The joint venture has identified a production location in Burlington, Ontario and received municipal approval for the site in July, 2014. We intend to engage an architect to design the production facility upon acceptance of our application. Construction is anticipated to cost approximately $3,000,000; Lexaria will be responsible for $1,650,000 of this cost. The joint venture is unable to estimate at this time when a production license might be granted by Health Canada, however it is seeking assurances from Health Canada prior to commencement of construction.

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

On June 11, 2014, our shareholders approved and adopted our company’s 2014 Stock Option Plan which permits our company to grant up to an aggregate of 3,500,000 options to acquire shares of our common stock, to directors, officers, employees and consultants of our company.

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

On August 12, 2014, we closed a private placement by issuing 1,251,333 units at a price of US$0.15 per unit for gross proceeds of US$187,700 (“Unit”). Each Unit consists of one common share of our company and one full non-transferable share purchase warrant (“Warrant”). Each Warrant will be exercisable into one further share (a “Warrant Share”) at a price of US$0.25 per Warrant Share for a period of 18 months following closing. The Warrants are subject to an early acceleration provision pursuant to which, in the event that our company’s common shares at any time after 6 months and 1 day have elapsed from the closing of the offering, has been at or above CDN$0.60 for a period of 20 consecutive trading days, our company may, within 5 days thereafter issue to the subscribers a written notice advising of the accelerated expiry of the Warrants. Such written notice shall identify in reasonable detail the particulars of the acceleration event and identify the date (the "Warrant Accelerated Expiry Date") set for accelerated expiry, which in no event shall be less than 30 days after the mailing date of the written notice. For greater certainty, all Warrants shall expire and be of no further force or effect as of 4:30 pm (Pacific Time) on the Warrant Accelerated Expiry Date.

Subsequent to year end, on September 22, 2014, the Company closed a private placement by issuing 305,200 units at a price of US$0.15 per unit for gross proceed of US$45,780. Each Unit consists of one common share of our company and one full non-transferable share purchase warrant (“Warrant”). Each Warrant will be exercisable into one further share (a “Warrant Share”) at a price of US$0.25 per Warrant Share for a period of 18 months following closing. The Warrants are subject to an early acceleration provision pursuant to which, in the event that our company’s common shares at any time after 6 months and 1 day have elapsed from the closing of the offering, has been at or above CDN$0.60 for a period of 20 consecutive trading days, our company may, within 5 days thereafter issue to the subscribers a written notice advising of the accelerated expiry of the Warrants. Such written notice shall identify in reasonable detail the particulars of the acceleration event and identify the date (the "Warrant Accelerated Expiry Date") set for accelerated expiry, which in no event shall be less than 30 days after the mailing date of the written notice. For greater certainty, all Warrants shall expire and be of no further force or effect as of 4:30 pm (Pacific Time) on the Warrant Accelerated Expiry Date.

Subsequent to year end, on November 12, 2014, the Company has signed an agreement with PoViva and acquired 51% of PoViva with an initial consideration of US$50,000.

Subsequent to year end, on November 26, 2014 a Purchase and Sale Agreement was entered into between Lexaria Corporation, and Cloudstream Belmont Lake, LP for the purchase and sale of oil and gas working interests, net revenue interests and other interests in Belmont Lake, Mississippi for total consideration of $1,400,000. The scheduled closing date of the Purchase and Sale Agreement is December 5, 2014. For additional details in regards to the purchase and sale, refer to the full copy of the Purchase and Sale Agreement attached hereto as an exhibit to this current report.

Our Planned Medical Marijuana Production Operations

On June 7, 2013 the Government of Canada implemented new legislation, the Marijuana for Medical Purposes Regulations (MMPR), concerning the production and sale of medical marijuana. The MMPR permit the licensing of commercial growers beginning April 1, 2014, while eliminating existing regulations permitting the production of medical marijuana on a personal-use basis. The revised regulations create conditions for a commercial industry in Canada that is responsible for medical marijuana production and distribution, by eliminating small-scale, personal-use production. Commercial growers are now able to submit applications to Health Canada for the production of medical marijuana and, if licensed, supply patients who qualify for the product at a price that would be established by market forces and at the discretion of producers.

In light of the MMPR, our company, together with our joint venture partner, is seeking to finance and build a licensed medical marijuana production facility in Canada, and to grow, cultivate and distribute medical marijuana in Canada under the MMPR. In that regard we are engaged in a joint venture with Enertopia Corp. Our joint ventures is seeking to obtain a production license under the MMPR, to build a production facility, and to cultivate and distribute medical marijuana.

Regulation of Medical Marijuana Production Applicable to our Planned Production Facilities

On July 30, 2001, the Government of Canada implemented the Marijuana Medical Access Regulations (MMAR) pursuant to subsection 55(1) of the Controlled Drugs and Substances Act, which defines the circumstances and the manner in which marijuana can be used in Canada for medical purposes. The MMAR and regulations thereunder granted access to marijuana for Canadians suffering from symptoms (pain, muscle spasms, nausea, and weight loss) related to multiple sclerosis, cancer, HIV, spinal cord injury, epilepsy, arthritis or other debilitating symptoms as determined by a medical doctor. The MMAR was administered by Health Canada, the federal agency responsible for national public health. Under the MMAR, licensed patients were permitted to grow their own marijuana or to designate someone grow it for them. Growers under the MMAR were not regulated by Health Canada beyond the allocation of a personal-use production license.

On June 7, 2013, the Canadian regulations concerning the production and sale of medical marijuana were amended with the introduction of the MMPR which permit the licensing of commercial growers beginning April 1, 2014, while eliminating provisions for its production on a personal-use basis. Applications for personal-use production ceased to be processed by Health Canada as of October 1, 2013 and, individuals authorized to possess medical marijuana under the MMAR were directed to transition to the new licensed producer regime. This transition by existing MMAR licensees is subject to several legal appeals, discussed below.

The revised regulations create conditions for a commercial industry that is responsible for medical marijuana production and distribution, by eliminating small-scale, personal-use production. Commercial growers are now able to submit applications to Health Canada for the production of medical marijuana and, if licensed, supply patients who qualify for the product at a price that would be established by market forces and at the discretion of producers.

Currently, the MMPR only permits the sale of dried marijuana; the production of concentrated or edible forms (oils, resins, teas or infusions) is not permitted. On March 21, 2014, the Court of Appeal of the Province of British Columbia ruled in the case of R v. Owen Edward Smith that the MMPR’s restriction on the production of edible marijuana products for medicinal purposes is unconstitutional. The court has given Health Canada 12 months to appeal or rewrite the current MMPR system to allow for other forms of marijuana consumption other than dried marijuana.

Other relevant requirements for applicants and licensed producers under the MMPR include the following:

•	production facilities may only be located indoors(greenhouses are also acceptable);
•	production facilities must meet specified advanced security requirements to prevent and detect unauthorized access;
•	producers may not operate storefronts;
•	producers may not wholesale products except to other licensed producers; they must sell directly to authorized consumers or, if requested, to their physicians;
•

producers are required to notify their local government, local police force and local fire officials of their intention to apply to Health Canada, so that local authorities are aware of their proposed location and activities. Producers are also required to communicate with local authorities whenever there is a change in the status of their license;

•	producers must comply with all federal, provincial/territorial and municipal laws and by-laws, including municipal zoning by-laws;
•	there are no applicable federal fees payable in respect of the application or maintenance of the license to produce marijuana under the MMPR;
•

producer must have an employee designated as a quality assurance person who is responsible for assuring the quality of the dried marijuana, before it is made available for sale. This employee must have the training, experience and technical knowledge related to the proposed licensed activities and the requirements of the MMPR; and

•

applicants must submit a detailed description of their proposed record keeping methods. This must include a description of the process that will be used for recording transactions relating to licensed activities, including maintaining appropriate records of transactions and dealings with both suppliers and clients.

Other aspects of the MMPR relevant to our business include the following:

•	The MMPR do not contain any limitations on the conditions for which a health care practitioner can support the use of marijuana for medical purposes;
•	The MMPR does not impose a limit on the number of production licenses;
•

There are no restrictions under the new MMPR on the daily amount of marijuana that may be prescribed, there is an individual possession cap of the lesser of 150 grams or 30 times the daily amount. For example, if an individual has a daily amount of 2 grams per day, their possession cap would be 60 grams.

Our Planned Production Facilities

Each of our joint venture production facilities is planned as a state of the art indoor growing operation designed to meet or exceed the standards for safety and security provided for in the MMPR. Each of our planned facilities will be equipped for indoor, in-soil and/or hydroponic marijuana cultivation of preparation in accordance with the specifications of the MMPR and will accommodate each step required in the production of medical marijuana. Facilities will include:

•	temperature and humidity control systems;
•	automated irrigation systems;
•	automated grow lighting;
•	ventilation and air quality control systems;
•	drying and curing room;
•	product testing laboratory facilities;
•	packaging room;
•	storage vault;
•	information technology and security control room; and
•	administrative offices.

Production Facility Staffing Requirements

We anticipate that each of our planned facilities will require personnel acting in the following capacities:

•	marijuana cultivation expert to oversee production activities;
•	production assistants to provide support in all aspects of the cultivation and processing;
•	information technology specialist to manage electronic records, inventory and sales;
•	designated quality assurance specialist to monitor production standards and conduct routine product testing;
•	financial controller/accountant;
•	sales representative ; and
•	operations manager/executive to oversee the entirety of the joint venture operations.

We intend to fulfill our staffing requirements through the engagement of both full and part-time employees and consultants.

Marijuana Cultivation at our Planned Production Facilities

We intend to cultivate our medical marijuana using state of the art organic indoor growing techniques which will be customized to optimize the quality, yield and desired potency of medicinal marijuana produced. On average, the indoor production cycle of marijuana from planting to harvest is 3 to 5 months in duration. However, the use of certain varietals and growing techniques can shorten the production cycle to as little as 6 weeks or lengthen it to as long as 8 months. An initial harvest grown from seed stock (rather than from planting a clone/trimming) will typically require an additional three to four months growing time. Each of our planned facilities will grow several varietals requiring varying production times. Each of our planned facilities will follow the following cultivation procedures:

•

Varietal Selection: marijuana varietals are selected based on a variety of considerations, including patient demand, consumer availability, yield, growth time, and cannabidiol and tetrahydrocannabinol content (see paragraph below entitled “The Use of Marijuana for Medical Purposes”);

•	Seed Procurement: seeds are obtained from a range of Canadian and international suppliers approved by Health Canada;
•	Germination: seeds are germinated in peat, soil, or water until sprouted (approximately 1 week)
•	Planting: plants for production are grown from sprouted seeds or from clippings taken from a “mother” plant;
•

Seedling Maturation: seedlings are matured under fluorescent lighting until they develop roots and cotyledons (seed leaves) and develop identifiable sex characteristics. Male plants are separated for breeding and female plants cultivated for consumption. (4 to 6 weeks).

•

Vegetative Phase: Most varietals enter a vegetative phase upon developing identifiable sex characteristics. The vegetative phase is characterized by the downward expansion of root systems, leaf and stem growth. Certain varietals (auto-flowering hybrids) omit the vegetative stage and pass directly from seedling to pre-flowering. The length of the vegetative stage varies widely between varietals and depends significantly on the growing techniques selected. The duration of the vegetative phases is manipulated to obtain the desired results in terms of plant size and flowering time. (1 month to 3 months ).

•

Pre-Flowering: Following the vegetative stage, plants enter a pre-flowering phase during which plant development increases dramatically and the structure for flowering develops (approximately 2 weeks).

•	Flowering: Following pre-flowering, plants enter a flowering phases during which the smoke-able bud/flowers develop. The flowering phase varies from about 6 to 22 weeks.
•	Harvesting: When flowers(buds) achieve the desired size and maturity they are harvested and dried on metal racks.
•	Quality Control: Dried buds are weighed and tested for contaminants, mold, potency and chemical composition.
•	Storage: Unsatisfactory product is quarantined and destroyed, which product meeting the required specification is vacuum sealed and labelled.

We anticipate that the initial harvest from each of our planned facilities will occur within 6 to 8 months from completion of facility construction.

Sales and Distribution by our Planned Production Facilities

Patient Eligibility and Registration

The sales and distribution procedures of each of our planned facilities will follow the procedures required by the MMPR for the purchase and sale of medical marijuana in Canada. Patients seeking to obtain medical marijuana must consult with and obtain a detailed prescription (medical document) from a health care practitioner with prescribing authority, usually a physician. Medical documents must contain identification information of the patient and physician, the period of use (no more than 1 year without re-evaluation) and the prescribed daily dose/quantity.

Patients with the requisite medical document may then register with the licensed producer of their choice. A list of licensed producers is maintained and published by Health Canada. Patients seeking to register with any of our planned production facilities will complete and submit by mail a registration form available on that facility’s website, together with copies of medical documents and identification documents.

Ordering and Order Fulfillment

Once registered with one of our planned facilities, patients will be able to order prescribed quantities from that facility. Orders will be accepted by telephone. Upon receipt of an order, the prescribed marijuana will be weighed, packaged in pharmaceutical grade, child proof containers, and labelled with designation of origin, producer name, weight, active ingredient percentage, and warning labels.

We will ship orders by courier only. The MMPR does not allow for storefront or retail distribution centres.

Production License Application Process Applicable to our Joint Venture

Prior to engaging in the production of medical marijuana, each of our joint ventures must successfully complete the licensing application process administered by Health Canada. The Health Canada process for becoming a licensed producer involves a multi-stage application and review including the following stages:

Step 1: Preliminary Screening
Step 2: Enhanced Screening
Step 3: Security Clearance
Step 4: Review
Step 5: Ready to build letter (if required by applicant)
Step 6: Pre-license inspection
Step 7: Licensing

To date, Health Canada has not provided estimated or guaranteed process times for any application stage. According to Health Canada, as at August 25, 2014, it had received 1,009 formal production license applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 14 productions licenses have been granted to 13 different producers with only 2 licenses granted during the summer of 2014. Due to the slow progress, uncertain timing, and apparent backlog of production license application reviews by Health Canada, we are currently unable to determine with any accuracy when any of our applications under review will be processed.

Current Litigation Affecting MMPR Regulatory Regime

Allard Case

On March 21, 2014, an injunction was granted by the Federal Court of Canada to four appellants, including Neil Allard, who are appealing the regulations which came in to effect on April 1, 2014. The injunction provides that Authorizations to Possess [ATPs] medical marijuana granted under the MMAR that were valid on March 21, 2014 and associated Personal Use Production Licenses and Designated Production Licenses valid on September 30, 2013 remain valid under the terms of those authorizations, with the exception that the amount of marijuana that can be possessed under the ATP is now limited to 150 grams. The impact of the order is that approximately 37,500 licensees under the MMAR will be permitted to continue production and consumption of marijuana under the MMAR until such time as additional court rulings are made. The court order has no effect on the implementation of the MMPR going forward and no new licenses will be granted under the MMAR. On March 31, 2014, the Federal Government announced its intention to appeal the March 21, 2014 order.

Owen Smith Case

On August 14, 2014, the British Columbia Court of Appeal ruled the Government of Canada’s restriction on edible marijuana products is unconstitutional, Currently, the MMPR permits only dried marijuana to be produced and sold for medicinal use,. Owen Smith, who challenged the law, argued some patients want to consume their marijuana medicine in butters, brownies, cookies and teas etc. Smith claimed the right to administer the drug in other forms is fundamental, but that was denied by federal regulations. In a two-to-one decision, the court ruled the law does infringe on the constitutional rights of those who require other forms of cannabis to treat illnesses.

In its ruling, the Court of Appeal suspended the effect of its judgement for one year in order to allow the Parliament of Canada time to amend the regulations. The Government of Canada had appealed the decision from Supreme Court of British Columbia where the trial judge ordered the word “dried,” and the definition of “dried marijuana” to be deleted from the MMPR.

On October 1, 2014 the Federal Government filed a notice to appeal the decision to the Supreme Court of Canada to determine whether medical marijuana patients have a constitutional right to edible medical marijuana products, such as cannabis oils, butters, teas and lotions. No date has been set for the hearing.

Market for Medical Marijuana in Canada

It is estimated by Health Canada that the overall market for medical marijuana in Canada under the new MMPR will be approximately $1.3 billion per year by 2024 (source: Health Canada/Canadian Broadcasting Corporation). As at May, 2014, there were 37,400 medical marijuana users recognized by Health Canada and Health Canada projects that the number of licensed users will increase to over 450,000 by 2024. Health Canada formerly sold medical marijuana, produced on contract by Prairie Plant Systems (formerly the only licensed producer in Canada), for $5 a gram. It is estimated that the price per gram under the new licensing system will average $7.60 per gram as producers set prices without interference from government (source Health Canada/Canadian Broadcasting Corporation).

Despite these estimates MMJ market is relatively new and largely unproven. The adoption rate of commercial MMJ by qualified patients is difficult to determine but a portion (approximately 13%) of the qualified patient population is already conditioned to purchasing government contracted producers under the old system (source: Health Canada). Furthermore, we anticipate that the convenience of a wide selection of MMJ strains delivered directly to patients in a discrete and concealed package will be attractive. Healthcare practitioners are key stakeholders as they will be signing and providing the medical documentation needed for patients to register with commercial producers. Regulations under the MMPR are not significantly different for healthcare practitioners already familiar with the process under the former MMAR. Licensed producers are held responsible for quality of the product provided as the MMPR outlines strict rules for quality assessment and control, cleanliness, manufacturing, and pesticide use. Security and diversion to the black market remain a concern but MMPR outlines strict rules for segregation of duties and security clearances, background checks for employees and officers, tracking of product in and out of the premises, and camera surveillance.

The Use of Marijuana for Medical Purposes (source Cantech Letter: Canada’s Medical Marijuana Industry: A Top Down Look)

The marijuana or cannabis plant, aka cannabis sativa, contains more than 80 cannabinoids, a group of chemical compounds which includes delta9-tetrahydrocannabinol (THC) and cannabidiol (CBD). Research has shown that THC and CBD influence different regions of the central nervous system and have different effects on cannabis users [Borgwardt, Biol Psychiatry, 2008]. Most of the psychoactive effects associated with the use of cannabis are caused by THC, whereas CBD has been shown to have anti-anxiety, anti-nausea, anti-inflammatory, and anti-psychotic effects [Bergamaschi, Curr Drug Saf., 2011; Niesink, Front Psychiatry, 2013]. Cannabis smoking often leads to adverse effects such as increases and fluctuations in heart rate and blood pressure, euphoria, anxiety, and impairment of cognition and memory. Cannabis also contains a similar array of detrimental and carcinogenic compounds compared to cigarette smoke, some of which are present even at higher concentrations [Leung, J Am Board Fam Med, 2011].

MMJ is used and has been tested in a variety of indications. In the last ten years, there have been estimated 300 individually registered trials used cannabis, THC, or CBD as the intervention. Excluding addiction, the indication that accounted for the majority (42%) of trials, MMJ has been tested in a wide range of indications to help patients cope with pain not only from disease itself, but also for relief from strong and sometimes toxic medication, such as chemotherapy. Neurological disorders, mental health, muscle and back problems, and inflammation (such as gastrointestinal disorders) are common indications under study.

Quality Control and Technical Specification for Medical Marijuana Applicable to Our Joint Venture

To date, dried marijuana has not been authorized as a therapeutic product in Canada or in any other country. In addition, no international standards currently exist specifically for the quality of dried marijuana. Dried marijuana produced by a licensed producer (LP), while exempt from the application of the Food and Drug Regulations via the Marijuana Exemption (Food and Drugs Act) Regulations (other than in the context of marijuana to be used in a clinical trial), is subject to provisions in the Food and Drugs Act (Canada) (FDA). The FDA provisions include a general prohibition (paragraph 8(a) and (b)) against the sale of a drug that was “manufactured, prepared, preserved, packaged or stored under unsanitary conditions; or is adulterated”. Similar requirements are provided in Division 4 of the MMPR, which includes Good Production Practice(s) (GPP) requirements relating to storage of dried marijuana, storage premises, equipment, the sanitation program, standard operating procedures, recall of product, and quality assurance personnel. Division 5 of the MMPR provides packaging, labeling and shipping guidelines, which prescribe the same product identification and safety requirements as those for other pharmaceuticals (designation of origin, producer, weight, active ingredient percentage, childproof packaging, warning labels, etc.) Additionally, the MMPR provide compliance and enforcement measures, allowing for refusal, suspension or revocation of a producer’s license on the basis of risks to public health, safety or security.

In June 2013, Health Canada published the guidance document entitled “Technical Specifications For Testing Dried Marijuana for Medical Purposes” which outlines the procedures and good production practices required under the MMPR for achieving the requisite purity and qualify of finished dried marijuana product. As specified in the MMPR, each batch or lot of dried marijuana must be approved for release by the LP’s Quality Assurance person, who must have the training, experience and technical knowledge relating to the activity conducted and the requirements of Division 4 of the MMPR. This means that the Quality Assurance person must have the ability to evaluate the operations of the LP to ensure compliance with Division 4, and the technical knowledge to be able to assess analytical testing results in order to be able to make the determination of whether the dried marijuana is suitable for sale. The Quality Assurance person is also responsible for investigating quality-related complaints and taking corrective and preventive actions, if necessary. Visual inspection should confirm the absence of pests or extraneous substances. There is no requirement to mill or irradiate the dried marijuana, although LPs may choose to do so.

Marketing and Advertising Restrictions Applicable to Our Joint Venture

Like traditional prescription-only drugs, the marketing and advertising of medical marijuana directly to consumers is prohibited in Canada, subject to certain limited exemptions for activities which are not primarily intended to promote the sale of a drug. Such exemptions include the dissemination of general corporate information, as well as non-promotional information regarding the existence and nature of pharmaceutical products, without reference to potential indications or therapeutic benefits. Drug manufacturers are also permitted to market products directly to health care providers through the provision of drug samples, sponsorship of continuing medical education, and the dissemination of information through sales representatives. More recently, in June, 2014 it was reported that Health Canada disseminated a memorandum to licensed producers providing additional guidelines and cautioning producers against certain promotional activities. These guidelines have not been made public. In light of the evolving guidelines regarding advertising of our planned products, we intend to restrict our product related advertising to health care professionals and to comply with all pertinent regulations. We anticipate that any advertising to the general public will be limited to general corporate information.

Client Registration, Ordering and Distribution Restrictions Applicable to our Joint Venture

Clients seeking to purchase medical marijuana under the MMPR must be ordinarily resident in Canada, and must submit a detailed application (including relevant identification and contact information and original medical prescription documents meeting the requirements of the MMPR) to become a client of a licensed producer. Similarly, health practitioners are authorized under the MMPR to act as intermediaries between producer and clients for the purposes of filling prescriptions and may therefore purchase product from licensed producers.

Current Status of our Medical Marijuana Business

Following the announcement of the MMPR in June, 2013, our management began identifying and evaluating opportunities for entry into the medical marijuana industry in Canada. We do not currently have any marijuana related activities in the United States.

Enertopia Joint Venture

On May 28, 2014, our company and Enertopia Corp. entered into a definitive agreement to develop a joint business for the production, manufacture, propagation, import/export, testing, research and development of marijuana in the Province of Ontario under the MMPR, Pursuant to the Agreement, ownership, revenues, and liability related to the Joint Venture is 51% to Enertopia and 49% to Lexaria. Expenses incurred by the joint venture shall be allocated 45% to Enertopia and 55% to Lexaria. Enertopia shall be responsible for management of the joint venture for as long as it maintains majority ownership. To date, Lexaria and Enertopia have contributed $55,000 and $45,000 to the joint venture, respectively. The joint venture has identified a production location in Burlington, Ontario and received municipal approval for the site in July, 2014. We intend to engage an architect to design the production facility upon acceptance of our application. Construction is anticipated to cost approximately $3,000,000; Lexaria will be responsible for $1,650,000 of this cost. The joint venture is unable to estimate at this time when a production license might be granted by Health Canada, however it is seeking assurances from Health Canada prior to commencement of construction.

Our joint venture will terminate in the event that we do not fulfill our contractually mandated financial obligations in respect of the joint venture or if the joint venture does not receive a medical marijuana production license from Health Canada by May 27, 2016.

The proposed Burlington, Ontario facility is now comprised of 30,000 ft², with Lexaria/Enertopia having acquired a right of first refusal having been acquired for another 45,000 square feet totaling 75,000 ft² to accommodate future growth. Municipal approval has been obtained to use the site for our intended purposes. Planned production areas have 22 foot ceilings which could allow for the possibility of a 2nd mezzanine level in many areas for further expansion. The production target for the facility based on 30,000 ft² (with approximately 50% devoted to production space)_is approximately 10,000 kilograms per year.

Status of Enertopia Joint Venture

The Enertopia joint venture has identified a production location in Burlington, Ontario, secured a lease to the facility and received municipal zoning approval for the proposed site in July, 2014. The joint venture`s license application to Health Canada under the MMPR was submitted in July, 2014 and is currently in the preliminary screening stage. We currently occupy 30,000 square feet of the planned facility space and may terminate the lease with 90 days notice to the landlord if our Health Canada application is refused for any reasons. The lease is payable in shares of our common stock. If we do not receive a ready to build letter from Health Canada by January 22, 2015, we will have no further obligations under the lease agreement. Alternately, the joint venture may continue under the lease agreement and the applicable rent shall be payable in cash or in shares at the discretion of the lessor. agreement ($8.25 per square foot of occupied space). Commencement of construction on the proposed facility is subject to successful completion of preliminary and enhanced screening, security clearance, application review, and the issuance of a ready-to-build letter from Health Canada. Following completion of construction (if applicable) the facility will be subject to successful inspection before a license may be granted. We are currently unable to provide a meaningful time estimate for completion of this process. We estimate that construction of the facility will take approximately 6 to 9 months from the time we obtain a ready-to-build letter.

Marijuana Production in the United States

Our company is focused on the Medical Marijuana Industry in Canada that is supported by the Canadian Federal Government and administered by Health Canada in accordance with the MMPR. Our company is following the strict guidelines that have been outlined with respect to security, quality control and safety of the product at all times under the current federal MMPR program.

In the United States it is still illegal under federal law to grow, cultivate and sell medical or adult use marijuana. However 23 states have approved medical marijuana for use and two states have approved adult use regulations. The United States Federal government justice department has released memos that will respect the individual states where strict guidelines are followed and enforced so that the health, safety and security are protected at all times by state authorities. If the individual state framework fails to protect the public the Federal government will act in enforcing the controlled substances act of 1970 and the DEA will enforce the federal law.

As at the date of this registration statement, our company has not entered into any prospective or definitive arrangements to produce or distribute marijuana products in the United States and has no intention of engaging in marijuana related activities in the United States. However, our company continually reviews opportunities and monitors legal and regulatory developments related the medical marijuana sector in both Canada and the United States. We anticipate that we will re-evaluate our participation in the United States medical marijuana sector in the event that medical marijuana production becomes federally sanctioned.

Summary

The continuation of our business interests in these sectors is dependent upon obtaining further financing, a successful programs of development, and, ultimately, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations. There is significant uncertainty as to whether we can obtain additional financing.

Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space.

Our company relies on the business experience of our existing management, on the technical abilities of consulting experts, and on the technical and operational abilities of its operating partner companies to evaluate business opportunities.

Competition

We were in the business of oil and gas properties. The petroleum industry is competitive in all its phases. We competed with numerous other participants in the search for and the acquisition of oil and natural gas properties, and in the marketing of oil and natural gas. Our competitors included oil and natural gas companies that have substantially greater financial resources, staff and facilities than ours.. Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.

There is strong competition relating to all aspects of the medical marijuana sector. We will actively compete for capital, skilled personnel, and in all other aspects of its operations with a substantial number of other organizations, many of which have greater technical and financial resources than our company. We will actively compete medical marijuana projects and opportunities, and will constantly be facing competition by both smaller and larger companies in all geographical segments of the market. We also anticipate that our joint ventures will face considerable competition for industrial marijuana customers. According to Health Canada, as at August. 25, 2014, it had received 1,009 formal production licence applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 14 productions licenses have been granted to 13 different producers. Despite the slow progress by Health Canada to grant production licenses under the MMPR, we anticipate that hundreds of production licenses will be granted by Health Canada across Canada and that our joint ventured will be required to compete with those licensees for medical marijuana consumers.

Compliance with Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local and foreign governmental regulations. We may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

The growing, cultivating and selling of medical marijuana in Canada is subject to various Canadian federal, provincial and municipal requirements and regulations. We will from time to time be required to obtain licenses and permits from various governmental authorities in regards to the development of our property and joint venture interests. Prior to submitting an application to become a licensed producer of marijuana for medical purposes under the MMPR, each applicant must provide a written notice to local authorities to inform them of their intention to submit an application. The notice must include the applicant's name, the activities for which the licence is sought (i.e. that activities are to be conducted in respect of cannabis), the site address (and of each building on the site, if applicable) at which the applicant proposes to conduct those activities, as well as the date when the application will be submitted to Health Canada. Thereafter, production facilities require a variety of municipal approvals and permits, including zoning approvals and construction permits. These required approvals and permits will vary from jurisdiction to jurisdiction. In light of the rigorous security standards imposed by the MMPR, we do not anticipate any significant obstacles in obtaining necessary permits and approvals. Each of our joint ventures will, however, select locations for prospective facilities based on the availability of municipal zoning allowances for our proposed activities.

Employees

We primarily have used the services of sub-contractors and consultants for manual labour exploration work and drilling on our oil and gas properties, and expect to also primarily use sub-contractors and consultants in the medical marijuana operations.

On May 12, 2009, we entered into a six month consulting agreement with BKB Management Ltd., a British Columbia company for a consideration of CAD$4,500 per month plus applicable taxes. Effective January 1, 2011, the consideration was increased to CAD$5,500 plus applicable taxes. BKB Management is a consulting company controlled by our chief financial officer, Bal Bhullar.

On November 27, 2008, we entered into a consulting agreement with CAB Financial Services Ltd., a British Columbia company. The consulting services provided by CAB Financial are on a continuing basis for a consideration of CAD$8,000 per month plus applicable taxes. CAB Financial is a consulting company controlled by our president, Christopher Bunka.

On August 5, 2010 we entered into a three-month management agreement with Tom Ihrke, whereby Mr. Ihrke will act as the senior vice-president, business development for our company for consideration of $3,125 per month. On December 2, 2010, we entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the senior vice-president business development for our company. On October 3, 2011 Mr. Ihrke and our company amended the agreement whereby his title changed to manager, business development. Our company will pay a monthly consulting fee of $3,125. Effective January 15, 2012, the consulting agreement was decreased to $10 a month. Effective April 1, 2014, the amended consulting agreement has been increased to $5,000 per month.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Subsidiaries

We have one wholly owned subsidiary, Lexaria CanPharm Corp., a Canadian corporation.

Item 1A.	Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Associated with Our Business We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

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

We had cash in the amount of $703,030 and working capital surlus of $1,649,436 as of our year ended August 31, 2014. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

For the ten month ended August 31, 2014, we have earned revenues of $508,048. We currently have only modest oil or gas reserves that are deemed proved, probable or possible pursuant to American standards of disclosure for oil and gas activities. All of our existing wells were in Mississippi, USA.

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

Our independent certified public accounting firm, in the notes to the audited financial statements for the ten-month ended August 31, 2014 states that there is a substantial doubt that we will be able to continue as a going concern.

As at August 31, 2014, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

The possession, cultivation and distribution of marijuana may under certain circumstances lead to prosecution under United States federal law, which may cause our business to fail.

Our planned medical marijuana (“MMJ”) business is structured to comply with the Canadian Medical Marijuana Purposes Regulations (“MMPR”), which permits the sale of medical marijuana in Canada under federal license. In the United Sates, 23 states, including our state of incorporation, Nevada, have approved and regulate medical marijuana use. Similarly, two states have approved and regulate non-medical marijuana use by adults. However, it remains illegal under United States federal law to grow, cultivate or sell marijuana for any purpose. In that regard, the United States Justice Department has released the COLE Memorandum of 8-29-13 which states that the Justice Department will not prioritize the prosecution of marijuana related activities authorized under state laws provided that state authorities implement and enforce strict guidelines to ensure the health, safety and security of the public. Where the individual state framework fails to protect the public, the Justice Department has instructed federal prosecutors to enforce the Controlled Substances Act of 1970. The Department of Justice has not, to our knowledge, published any policy or guidance specifically regarding the participation of a United States corporation in lawful medical marijuana related activities outside of the United States.

Although our planned medical marijuana business is federally sanctioned in Canada and not contrary to the public policy or laws of our state of incorporation, neither state law nor Canadian federal law provides protection against federal prosecution in the United States, which remains at the discretion of the Department of Justice. Although, in light of the COLE Memorandum, we do not anticipate that we will be targeted for prosecution by the Department of Justice, if the Department of Justice uses its discretion to prosecute our company for a violation of the Controlled Substances Act, the resulting civil or criminal consequences will have a material adverse effect on our business, and may cause our business to fail.

The failure to become licensed by Health Canada for the production of medical marijuana production may cause us to abandon our business plan.

There is no assurance that any of our company's joint ventures will be approved by Health Canada or will be granted licensed producer status. Our failure to obtain a license from Health Canada would materially and adversely affect our company's operations, and we would need to revise or abandon our business plan accordingly.

Untimely processing of our license applications by Health Canada may cause our business to fail.

The success of our business plan relies in part on the timely processing by Health Canada of one or more of the various applications submitted by our joint ventures to become licensed producers under MMPR. According to Health Canada, as at August. 25, 2014, it had received 1,009 formal production licenses applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 14 productions licenses have been granted to 13 different producers with only 2 licenses granted during the summer of 2014. Due to the slow progress, uncertain timing, and apparent backlog of production license application reviews by Health Canada, we are unable to determine with any accuracy when any of our applications will be processed. Undue delays on the part of Health Canada in processing our application may result in our failure to meet contractual deadlines and termination of our joint ventures, or cause our joint ventures to incur additional expenses without the imminent prospect of revenues, which could cause our business to fail.

Our company has no operating history and an evolving business model .which raises doubt about our ability to achieve profitability or obtain financing.

Our company has no operating history. Moreover, our business model is still evolving, subject to change, and will rely on the cooperation and participation of our joint venture partners. Our company's ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations has and we no proven history of performance, earnings or success. There can be no assurance that we will achieve profitability or obtain future financing.

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

We may not acquire market share or achieve profits due to competition in the medical marijuana industry

Our company operates in a highly competitive marketplace with various competitors. Increased competition may result in reduced gross margins and/or loss of market share, either of which would seriously harm its business and results of operations. Management cannot be certain that the company will be able to compete against current or future competitors or that competitive pressure will not seriously harm its business. Some of our company's competitors are much larger and have greater access to capital, sales, marketing and other resources. These competitors may be able to respond more rapidly to new regulations or devote greater resources to the development and promotion of their business model than the company can. Furthermore, some of these competitors may make acquisitions or establish co-operative relationships among themselves or with third parties in the industry to increase their ability to rapidly gain market share.

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

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent. Despite our intentions, conflicts of interest may nevertheless arise which may deprive our company of a business opportunity, which may impede the successful development of our business and negatively impact the value of an investment in our company.

The speculative nature of our business plan may result in the loss of your investment.

Our MMJ operations are in the start-up stage only, and are unproven. We may not be successful in implementing our business plan to become profitable. There may be less demand for our services than we anticipate. There is no assurance that our business will succeed and you may lose your entire investment.

Termination of our joint ventures may result in the failure of our business plan.

Our MMJ business plan relies upon our joint ventures with third parties including the Enertopia Corp. We currently rely upon our joint venture partners to co-finance our MMJ business opportunities, and to contribute administrative support and MMJ expertise toward the development of our business opportunities. Each of our joint venture agreements may be terminated by our joint venture partners in the event that we do not fulfill our contractually mandated financial obligations in respect of the joint venture, or in the case of our joint venture with Enertopia, if that joint venture is not granted an MMJ production license in Canada by February, 2015. Similarly, our joint venture partners may not perform their contractual obligations to the joint venture. Because the performance and success of our business relies on the success of our joint ventures, the termination of any joint venture would materially harm our business prospects or cause our business to fail. Investors are advised that the information included in this Annual Report does not include information, such as the financial condition or qualifications of our joint venture partners, which may be useful to investors in evaluating the prospects of our joint ventures.

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

The production and sale of medical marijuana is an emerging industry in which business practices are not yet standardized and are subject to frequent scrutiny and evaluation by federal, state, provincial, and municipal authorities, academics, and media outlets, among others, Although we intend to develop our business in accordance with best ethical practices, we may suffer negative publicity if we, our partners, contractors, or customers are found to have engaged in any environmentally, insensitive practices or other business practices that are viewed as unethical.

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

Risks Associated with Our Common Stock

Trading on the OCTQB and CSE may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB electronic quotation service operated by OTC Markets Group Inc.. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we do not intend to pay any dividends on our shares, investors seeking dividend income or liquidity should not purchase our shares.

We have not declared or paid any dividends on our shares since inception, and do not anticipate paying any such dividends for the foreseeable future. We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

Investors seeking dividend income or liquidity should not invest in our shares.

Because we can issue additional shares, purchasers of our shares may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 200,000,000 shares. The board of directors of our company has the authority to cause us to issue additional shares, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

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

We are authorized to issue up to 200,000,000 shares. The board of directors of our company has the authority to cause us to issue additional shares, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

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

Investors” interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors” interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Other than our operations offices in Vancouver and Kelowna, British Columbia, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons” assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trends, risks and uncertainties.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Executive Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia, V6E 4A4, for which we share 250 square feet of office space, which includes one executive office for a monthly rental of CAD$1,230. Our telephone number is (604) 602-1675. We have an additional office located in Kelowna, British Columbia, where we have 1,200 square feet of office space, which includes several offices for a monthly rental of CAD$826. Our current locations provide adequate office space for our purposes at this stage of our development.

Resource Properties

As at August 31, 2014, our company owned a 42% gross working interest in the PPF12-1 and PPF12-3A wells; a 50% gross working interest in wells PP F-12-4(not producing), PP F-12-5(not producing) and 13.3% gross working interest in well PP F 12-7, all located in Mississippi under various agreements with Griffin and Griffin Exploration, L.L.C. The most significant of these wells are the producing oil wells PP F-12-1 and PP F-12-3A, and the PP F-12-7 well which began production subsequent to our fiscal year end, all located within the Belmont Lake oil field which is itself located in the Palmetto Point region. The Belmont Lake oil field is onshore, as are all of our company’s wells, but located in a flood plain of the Mississippi River which forces seasonal constraints on certain field activities. Other than the five oil wells noted immediately above, our company has no other producing wells. Additional details of these interests are noted below and not all of these wells were successful. Subsequent to year end, on August 31, 2014, our company sold all of our working interests in Belmont Lake, Mississippi.

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

Our company had a short-lived opportunity to acquire additional fractional interests in the upcoming Belmont Lake 12-4 well which was expected to be a horizontal well. An unrelated third party did not participate in its right to participate in the 12-4 well, and therefore a share of its interest (a “non consent” interest) was made available to the other participating parties including our company. On August 28, 2009 and effective on September 1, 2009, to take best advantage of this opportunity, our company entered into four separate assignment agreements, three of which were with people or companies with related management. Our company received from these four parties proceeds of $371,609 to fund additional interests in this well. As a result, our company has a 25.84% perpetual gross interest in the well (18.0% net revenue interest); as well as a 5.2% net revenue interest in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Enertopia, a company with related management, had acquired from our company a 6.16% perpetual gross interest in the 12-4 well; David DeMartini, a director of our company, had acquired from our company a 5% gross interest in the non-consent interest in the 12-4 well; and 0743608 BC Ltd. a company owned by the president of our company, had acquired from our company a 11.60% gross interest in the non-consent interest in the 12-4 well.

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

On September 13, 2010, our company entered into three separate assignment agreements, replacing the July 29, 2010 agreements with Kelowna Resources Group formerly known as 0743608 BC Limited, solely owned by a director/officer of our company; Emerald Atlantic LLC, solely owned by a director of our company, and the Senior VP Business Development. (the “Assignees”), whereby the Assignees have paid a fee of US$408,116 to earn a 24% share of our company’s gross non-perpetual 32% interest in the three oil wells being drilled in Wilkinson County, Mississippi. As a result of the three assignment agreements, we receive at no cost to our company, a carried interest of 8% in these same rights and benefits. Our company assigns, transfers and sets over to the Assignees, all proportionate rights, interest and benefits in the assigned non perpetual interest held by or granted to the Assignor in and to the Participation Agreement between our company and Griffin but limited to a gross 500% revenue payout based on the total amount paid under the initial consideration and the subsequent consideration after which all rights, interests and benefits cease.

On November 1, 2013, our company entered into three separate assignment agreements with CAB Financial Services Ltd. solely owned by a director/officer of our company; Emerald Atlantic LLC, solely owned by a director of our company, and a third party. (the “Assignees”), whereby the Assignees have paid a fee of US$305,894 to earn a 28.68% share of our company’s perpetual 42% interest in a proposed 12-7 oil well to be drilled in Wilkinson County, Mississippi. As a result of the three assignment agreements, Lexaria receives a carried interest of 13.32% in these same rights and benefits. Our company assigns and transfers over to the Assignees, all proportionate rights, interest and benefits in the assigned perpetual interest held by or granted to the Assignor in and to the Participation Agreement between our company and Griffin.

Total working interest for Belmont Lake as of August 31, 2013 is 42%, with the exception of a 50% interest in wells PP F-12-4 and PP F-12-5; and 13.32% in PP F-12-7.

On December 6, 2013, we announced that a new well in Belmont Lake Field, the 12-7 well, had been drilled to total depth and sidewall core analysis indicated approximately 20 feet of true vertical depth oil bearing pay. Due to adverse weather conditions, the well had not yet been completed nor put into production.

During the year ended August 31, 2014, there were additional well interest changes or workovers in the amount of $68,624.

As at August 31, 2014, , the status of the Palmetto Point, Mississippi wells is as follows:

Well Name	Spud/Start	Complete	Results	Depth	Status
PP F-12-1	Dec 18/06	Dec. 24/06	Frio Gas; 3 ft.	4016	Producing
			Frio Oil, 26 ft.
PP F-12-3	Oct/07	Oct/07	Frio Oil	3150	Producing
PP F-12-4	Aug/10	Oct/10	Frio Oil	3150	Shut down
PP F-12-5	Sep 12/10	Nov 23/10	Frio Oil	3150	Shut down
PP F-12-7	Nov 29/13	Pending	Frio Oil	3282	Awaiting
					Completion

Significant Acquisitions and Dispositions

Subsequent to year end, on November 26, 2014, our company sold all its working interests in Belmont Lake.

The Purchase and Sale Agreement was executed on November 26, 2014, by and betweenour company and Cloudstream, Belmont Lake LP for the purchase and sale of oil and gas working interests, net revenue interests and other interests in Belmont Lake, Mississippi for total consideration of $1,400,000. The closing date of the Purchase and Sale Agreement was December 5, 2014.

Subsequent to year end, on November 12, 2014, the Company has signed an agreement with PoViva and acquired 51% of PoViva with an initial consideration of US$50,000. Lexaria will serve as the Manager of BusinessOperations of PoViva’s Teas. As Manager, Lexaria will oversee aspects of thebusiness including, but not limited to, Accounting, Marketing, Capital Investment, Capital Raising,Sales, Branding, Advertising and Fulfillment. The Founders will serve as Production Manager and be responsible for all aspects of production, product quality, licensing, testing, and product legality. It is also expected that both parties to this Agreement will assist the other to fulfill their obligations as needed and the cost of business will be borne by revenues earned by the company and general corporate funds

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2012	$0.12	$0.01
January 31, 2013	$0.15	$0.01
April 30, 2013	$0.12	$0.045
July 31, 2013	$0.12	$0.05
October 31, 2013	$0.10	$0.0413
January 31, 2014	$0.074	$0.0325
April 30, 2014	$0.785	$0.042
July 31, 2014	$0.434	$0.14
August 31, 2014	$0.14	$0.102
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark- up, mark-down or commission, and may not represent actual transactions.

As of December 4, 2014, there were 100 holders of record of our common stock. As of such date, 34,444,890 shares of common stock were issued and outstanding.

Our common shares are issued in registered form. Computershare, 2nd Floor, 510 Burrard Street, Vancouver, BC V6C 3B9 (Telephone: 604-661-9400; Facsimile: 604-661-9549) is the transfer agent for our common shares.

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

Recent Sales of Unregistered Securities

Other than set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2014.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plans described below:

2007 Equity Plan

On April 25, 2007, our shareholders approved our 2007 Equity Incentive Stock Option Plan.

The 2007 Plan permits our company to issue up to 500,000 shares of our common stock to eligible employees and directors of our company upon the exercise of stop options granted under the 2010 Plan.

2010 Equity Compensation Plan

On February 26, 2010, our shareholders approved and adopted our 2010 equity incentive plan.

The 2010 Plan permits our Company to issue up to 1,800,000 shares of our common stock to directors, officers, employees and elegible consultants of our Company upon exercise of stock optins granted under the 2010 plan.

2014 Stock Option Plan

On June 11, 2014, our shareholders approved and adopted our company’s 2014 Stock Option Plan which permits our company to grant up to an aggregate of 3,500,000 options to acquire shares of our common stock, to directors, officers, employees and consultants of our company.

The Board may amend, subject to the approval of any regulatory authority whose approval is required, suspend or terminate this Plan or any portion thereof. No such amendment, suspension or termination shall alter or impair any outstanding unexercised Options or any rights without the consent of such Participant. If this Plan is suspended or terminated, the provisions of this Plan and any administrative guidelines, rules and regulations relating to this Plan shall continue in effect for the duration of such time as any Option remains outstanding.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Equity compensation plans approved by shareholders:
2007 Equity compensation plan	200,000	Nil	200,000
2010 Equity compensation plan	1,800,000	$0.24	Nil
2014 Stock Option Plan approved by security holders	625,000	$0.25	2,875,000
Total	2,625,000	0.24	3,175,000

Convertible Securities

As of August 31, 2014, we had outstanding options to purchase 2,625,000 shares of our common stock exercisable between prices of $.60 and $0.10.

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

On July 13, 2011, we completed an equity financing and issued 200,000 units at $0.35 per unit, for gross proceeds of $70,000. Each unit consists of one share of common stock and one share purchase warrant which entitles a holder to purchase an additional share of common stock at an exercise price of $0.50 per share for a period of two years

On July 15, 2011, we accepted and received gross proceeds of $23,750 for the exercise of 118,750 stock options at an exercise price of $0.20 per stock option and issued 118,750 shares of common stock of our company. All of the stock options were exercised by directors and/or officers of our company.

On June 18, 2013, based on this original 2010 Stock Option Plan, we granted additional 500,000 stock options to directors and officers, and a consultant of our company. The exercise price of the stock options were US$0.10, vested immediately and expire on June 18, 2018.

On March 25, 2014, we received $17,500 for the exercise of 50,000 stock options at $0.35 into 50,000 common shares of our company.

On March 25, 2014, Jason Springett joined our company as an advisor and we granted 50,000 stock options with an exercise price of $0.60, vesting immediately and expiring on March 25, 2019.

On April 1, 2014, we entered into a 90 day agreement with Ken Faulkner as a corporate development manager. Our company granted 100,000 stock options with an exercise price of $0.50, vesting immediately and expiring on April 1, 2019.

On May 29, 2014, we accepted and received gross proceeds of $5,000 for the exercise of 50,000 stock options at $0.10 each into 50,000 common shares of our company.

On July 24, 2014, we granted 100,000 stock options to Ron Struthers, 500,000 stock options to Robert McAllister, and 25,000 stock options to Taven White with an exercise price of $0.25, vesting immediately and expiring on July 24, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2014.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 22 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Ten Months Ended August 31, 2014 and August 31, 2013

Our net loss and comprehensive loss for the ten months ended August 31, 2014, for the ten months ended August 31, 2013 and the changes between those periods for the respective items are summarized as follows:

						Change Between
		10 Months Ended		10 Months Ended		10 months Ended
		August 31,		October 31,		August 31, 2014
		2014		2013		and August 31, 2013
	$		$		$
Revenue	$	Nil	$	Nil	$	Nil
Other (income) expenses		Nil		Nil		Nil
General and administrative		1,559,341		538,327		1,021,014
Interest expense		165,790		227,352		(61,652)
Consulting fees		847,660		157,891		689,769
MMJ expenses		151,306		Nil		151,306
Professional Fees		58,959		58,849		110
Net Income (loss)		(3,257,712)		(302,368)		(2,955,344)

Income (Loss) from Discontinued Operations

Subsequent to year end on November 26, 2014, our company sold all its working interests in Belmont Lake. The Purchase and Sale Agreement was executed on November 26, 2014, by and between our company and Cloudstream, Belmont Lake LP for the purchase and sale of oil and gas working interests, net revenue interests and other interests in Belmont Lake, Mississippi for total consideration of $1,400,000. The closing date of the Purchase and Sale Agreement was December 5, 2014. Due to the disposition of our oil and gas assets at Belmont Lake, our oil and gas revenues have been applied against all costs associated with the Belmont Lake sale.

General and Administrative

Our general and administrative expenses increased by $1,021,014 during the ten months ended August 31, 2014. The increase in our general and administrative expenses for our ten months ended August 31, 2014 was largely due to increased costs in advertising, stock based compensation, consulting fees, rent, and travel. In particular the consulting fees were higher by $689,769 for the ten months ended August 31, 2014 compared to August, 2013, which was largely due to new consulting contracts in the medical marijuana business signed with respect to the LOI’s signed in March, April, May and June. With respect to some of the consulting contracts, the first milestone of Municipal Approval from Burlington, Ontario was achieved resulting in additional consulting fees. With the Burlington joint venture the Company incurred expenses of $151,306 for the ten months ended August 31, 2014. These increased costs are due to the Company’s entrance into the Medical Marijuana business sector.

Professional Fees

Our professional fees were $58,959 during the ten months ended August 31, 2014 compared to $58,849 for the prior ten months ended August 31, 2013.

Interest Expense

Interest expense decreased by $101,567 during the ten months ended August 31, 2014. The decrease in interest expense for our ten months ended August 31, 2014 is due to outstanding debt has been reduced due to repayment of the debt and conversion of some of the debt to equity.

Liquidity and Financial Condition

Working Capital	At	At
	August 31,	October 31,
	2014	2013
Current assets	$2,567,474	$146,266
Current liabilities	918,038	1,415,203

Working capital surplus (deficiency)	$1,649,436	$(1,268,937)

	10 months Ended
Cash Flows
	August 31,	August 31
	2014	2013
Cash flows from (used in) operating activities	$(515,817)	270,769
Cash flows from (used in) investing activities	(76,286	(64,381)
Cash flows from (used in) financing activities	1,229,591	(347,996)
Net increase (decrease) in cash during year	$637,488	(141,608)

Operating Activities

Net cash used in operating activities was $515,817 for the ten months ended August 31, 2014 compared with cash provided in operating activities of $270,769 in the same period in 2013. This difference was largely due to the increased costs in advertising, stock based compensation, consulting fees, rent, and travel.

Investing Activities

Net cash used from investing activities was $76,286 for the ten month ended August 31, 2014 compared to net cash used in investing activities of $64,381 in the same period in 2013. Net cash for investing activities is largely due to the medical marijuana investment.

Financing Activities

Net cash provided in financing activities was $1,229,591 for the ten month ended August 31, 2014 compared to net cash used of $347,996 in the same period in 2013. The net cash provided in 2014 is attributable to the private placements and option exercises as well as repayment of the convertible debt refinancing that was done in 2013.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has a net loss of $3,257,712 for the ten months ended August 31, 2014 (August 31, 2013: $302,368 and at August 31, 2014 had a deficit of $8,315,389 (October 31, 2013 $5,057,677). Our company has working capital surplus of $1,649,436 as at August 31, 2014 (October 31, 2013 deficit: $1,268,937). Our company requires additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that we will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the aspects of our financial statements are critical to an understanding of our financial statements as more particularly described in Note 3 to our audited annual financial statements included herein.

Newly Adopted Accounting Policies

In March 2013, the Financial Accounting Standards Board ( “FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company has adopted this guidance beginning with our fiscal quarter starting from March 1, 2014. Adoption this standards has no material impact on this consolidated financial statement.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company has adopted this guidance beginning with our fiscal quarter starting from March 1, 2014. Adoption this standards has no material impact on this consolidated financial statement.

Recent Accounting Pronouncements

FASB ASU 2013-12, “Definition of a Public Business Entity (An Addition to the Master lossary),” was issued December 2013 and the amendment provides a single definition of public business entity for use in future financial accounting and reporting guidance. There is no actual effective date for the amendment, however, the term public business entity will be used in future ASUs. The ASU did not have a significant impact to the Company.

FASB ASU 2014-06, “Technical Corrections and Improvements related to the Glossary Terms,” The new guidance is designed to clarify the Master Glossary of the Codification. ASU 2014-06 is not intended to significantly change U.S. GAAP and there was no significant impact to the Company upon adoption.

FASB ASU 2014-09, “Revenue from Contracts with Customers,” was issued May 2014 and updates the principles for recognizing revenue. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under U.S. GAAP. The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LEXARIA CORP.

We have audited the balance sheets of Lexaria Corp. (the “Company”) as at August 31, 2014 and October 31, 2013 and the related statements of stockholders’ equity and comprehensive income, operations and cash flows for the ten-month period ended August 31, 2014 and the years then ended October 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2014 and October 31, 2014 and the result of its operations and its cash flows for the ten- month period ended August 31, 2014 and the year then ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	Chartered Accountants
December 8, 2014

LEXARIA CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	August 31	October 31
	2014	2013
ASSETS

Current
Cash and cash equivalents	$703,030	$65,542
Accounts receivable (Note 5)	97,003	79,217
Assets Held For Sale (Note 7)	1,400,000	-
Prepaid expenses and deposit (Note 11)	367,441	1,507
Total Current Assets	2,567,474	146,266

Assets Held For Sale (Note 7)	-	3,427,086
Medical Marijuana Investments (Note 8)	67,662	-
	67,662	3,427,086

TOTAL ASSETS	$2,635,136	$3,573,352

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$93,553	$136,273
Loan payable (Note 8)	776,936	1,277,161
Share Subscriptions Received	45,780	-
Due to a related party (Note 9)	1,769	1,769
Total Current Liabilities	918,038	1,415,203

Liabilities Held For Sale (Note 7)	-	59,245

TOTAL LIABILITIES	918,038	1,474,448

STOCKHOLDERS' EQUITY

Share Capital Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 32,249,690 common shares at August 31, 2014 and 16,431,452 common shares at October 31, 2013	34,247	16,431
Additional paid-in capital	10,033,440	7,140,150
Share to be refund (Note 14)	(35,200)	-
Deficit	(8,315,389)	(5,057,677)
Total Stockholders' Equity	1,717,098	2,098,904

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,635,136	$3,573,352

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	10 Months Ended		12 Months Ended
	August 31	August 31	October 31
	2014	2013	2013
		Unaudited
Revenue
Natural gas and oil revenue	-	-	-

Cost of revenue
Natural gas and oil operating costs	-	-	-
Depletion	-	-	-
	-	-	-

Gross profit (loss)	-	-	-

Expenses
Accounting and audit	47,448	40,450	40,450
Insurance	5,777	5,154	6,947
Advertising and promotions	91,683	5,938	8,194
Bank charges and exchange (gain)loss	(29,058)	(5,984)	(19,211)
Stock Based Compensation	97,002	21,279	21,279
Consulting (note 11)	847,660	157,891	196,706
Fees and Dues	41,398	23,262	26,909
Interest expense from loan payable (note 6,8)	165,790	227,352	267,357
Investor relation	2,738	-	-
Legal and professional	11,511	18,399	18,679
Office and miscellaneous	11,625	6,643	6,755
Rent	54,438	13,016	20,771
Telephone	4,375	5,602	7,170
Taxes	5,248	6,055	6,055
Travel	50,400	13,270	18,448
Medical marijuana license application	151,306	-	-
Write-off of oil and gas property	-	-

	1,559,341	538,327	626,509

(Loss) from continuing operations	(1,559,341)	(538,327)	(626,509)

Income (loss) from discontinued operations	(1,698,371)	235,959	282,958

Net (loss) for the period	(3,257,712)	(302,368)	(343,551)

Basic and diluted (loss) per share	(0.14)	(0.02)	(0.02)

(Loss) from continuing operations	(0.07)	(0.03)	(0.04)
Income (loss) from discontinued operations	(0.14)	0.01	0.02

Weighted average number of common shares outstanding
- Basic and diluted	23,369,040	16,431,452	16,431,452

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	10 Months Ended		12 Months Ended
	August 31	August 31	October 31
	2014	2013	2013
		Unaudited
Cash flows used in operating activities

(Loss) from continuing operations	$(1,559,341)	(538,327)	(626,509)
Income (loss) from discontinued operations	(1,698,371)	235,959	282,958

Adjustments to reconcile net loss to net cash
used in operating activities:
Share issued for rent	35,750	-	-
Stock based compensation	97,002	21,279	21,279
Share issued for services - consulting and advertising	551,325	-	-
Depletion	161,112	282,533	343,062
Write-off of oil and gas properties	1,879,007	-	-
Foreign exchange (gain)loss	-	-	19,293
Medical marijuana license application	140,000	-	-

Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(21,440)	252,347	211,719
(Increase)/ Decrease in prepaid expenses and deposit	(58,141)	(1,507)	(32)
Increase in accounts payable and accrued liabilities	(42,720)	18,485	69,230

Net cash used in operating activities	(515,817)	270,769	321,000

Cash flows used in investing activities

Oil and gas property acquisition and exploration costs	(68,624)	(64,381)	(91,613)
Proceeds from sale of oil and gas property	-		21,000
Medical Marijuana Investments	(7,662)		-

Net cash used in investing activities	(76,286)	(64,381)	(70,613)

Cash flows from financing activities

Payments of loan payable	(306,893)	(347,996)	(365,359)
Proceeds from private placement, convertible debt,
and option exercise, net of commssion	1,536,484	-	-

Net cash from financing Activities	1,229,591	(347,996)	(365,359)

Increase (Decrease) in cash and cash equivalents	637,488	(141,608)	(114,972)

Cash and cash equivalents, beginning of year	65,542	180,514	180,514

Cash and cash equivalents, end of year	$703,030	38,906	65,542

Supplemental information of cash flows:

Interest paid in cash	$165,790	227,352	267,357
Income taxes paid in cash	$-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL	SHARE		TOTAL
			PAID-IN	TO BE		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	RETURNED	DEFICIT	EQUITY
Balance, October 31, 2012	16,431,452	16,431	7,118,871		(4,714,126)	2,421,176
Stock Options @ $0.10			21,279			21,279
Shares issued for services	160,000	11,200				11,200
Cancellation of shares issued for services	(160,000)	(11,200)				(11,200)
Comprehensive income (loss):					(343,551)	(343,551)
(Loss) for the year
Balance, October 31, 2013	16,431,452	16,431	7,140,150		(5,057,677)	2,098,904
Shares issued for PP @ $0.06	500,000	500	29,500			30,000
Shares issued for services @ $0.10	1,500,000	1,500	178,500			180,000
Shares issued for services @ $0.40	150,000	150	62,850			63,000
Shares issued for services @ $0.60	20,833	21	12,479			12,500
Shares issued for PP @ $0.12	11,419,999	11,420	1,246,735			1,258,155
Shares issued for option exercise @ $0.35	50,000	50	17,450			17,500
Stock Options issued @ $0.60			26,112			26,112

Shares issued for debt conversion @$0.35	552,380	552	192,781			193,333
Shares issued per LOI @ $0.40	555,000	555	221,445			222,000
Shares issued per agreement @ $0.39	110,000	110	42,790			42,900
Shares issued per agreement @ $0.32	550,000	550	175,450			176,000
Stock Options issued @ $0.25			183,432			183,432
Shares issued for option exercise @ $0.10	50,000	50	4,950			5,000
Shares issued per agreement @ $0.30	55,000	55	16,445			16,500
Shares issued per agreement @ $0.26	880,000	880	263,120			264,000
Shares issued per LOI @ $0.30	91,662	91	27,408			27,499
Shares issued per agreement @ $0.16	82,031	82	13,043			13,125
Shares issued for PP @ $0.15	1,251,333	1,250	178,800			180,050
Shares to be cancelled				(35,200)		(35,200)
Comprehensive income (loss):
(Loss) for the period					(3,257,712)	(3,257,712))

Balance, August 31, 2014	34,249,690	34,247	10,033,440	(35,200)	(8,315,389)	1,717,098

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2014
(Expressed in U.S. Dollars)

1.	Organization and Business

The Company was formed on December 9, 2004 under the laws of the State of Nevada and commenced operations on December 9, 2004. The Company is an independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. The Company’s entry into the oil and gas business began on February 3, 2005. In March of 2014, the Company began its entry into the medicinal marijuana business. This change of business was approved by the Company’s shareholders during it Annual General Meeting held on June 11, 2014. The Company has offices in Vancouver and Kelowna, BC, Canada.

On August 7, 2014, the Company’s board of directors approved changing its year end from October 31 to August 31. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has recurring operating loss and required additional funds to maintain its operations. Management’s plans in this regard are to raise equity and/or debt financing as required.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $3,257,712 for the ten months ended August 31, 2014 (August 31, 2013: $302,368) and at August 31, 2014 had a deficit accumulated since its inception of $8,315,389 (October 31, 2013: $5,057,677). The Company has working capital surplus of $1,649,436 as at August 31, 2014 (October 31, 2013 working capital deficit: $1,268,937). The Company requires additional funds to maintain its existing operations and developments. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is difficult.

These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The production and sale of medical marijuana is an emerging industry in which business practices are not yet standardized and are subject to frequent scrutiny and evaluation by federal, state, provincial, and municipal authorities, academics, and media outlets, among others, Although we intend to develop our business in accordance with best ethical practices, we may suffer negative publicity if we, our partners, contractors, or customers are found to have engaged in any environmentally, insensitive practices or other business practices that are viewed as unethical.

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

3.	Significant Accounting Policies

a)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Lexaria CanPharm Corp. All significant inter-company balances and transactions have been eliminated.

b)	Principles of Accounting

These financial statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

c)	Revenue Reconition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At August 31, 2014 and October 31, 2013, the Company had no overproduced imbalances.

d)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2014 and October 31, 2013, cash and cash equivalents consist of cash only.

e)	Oil and Gas Properties

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

Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities.

Cost related to site restoration programs are accrued over the life of the project.

f)	Stock-Based Compensation

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

g)	Accounting Estimates

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

The Company places its cash and cash equivalent with high credit quality financial institution. As of August 31, 2014, the Company had approximately $611,149 in a bank beyond insured limit (October 31, 2013: $51,072).

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

r)	Collaborative arrangements

The Company's accounting policy for collaborative arrangements is to report any costs incurred with third parties in the consolidated statements of operations and to evaluate the income statement classification of transactions with the other participant based on the nature of the collaborative arrangements' business operaions and the contractual terms of the arrangement.

s)	Newly Adopted Accounting Policies

In March 2013, the Financial Accounting Standards Board ( “FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company has adopted this guidance beginning with our fiscal quarter starting from March 1, 2014. Adoption this standards has no material impact on this consolidated financial statement.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company has adopted this guidance beginning with our fiscal quarter starting from March 1, 2014. Adoption this standards has no material impact on this consolidated financial statement.

t)	New Accounting Pronouncements

FASB ASU 2013-12, “Definition of a Public Business Entity (An Addition to the Master lossary),” was issued December 2013 and the amendment provides a single definition of public business entity for use in future financial accounting and reporting guidance. There is no actual effective date for the amendment, however, the term public business entity will be used in future ASUs. The ASU did not have a significant impact to the Company.

FASB ASU 2014-06, “Technical Corrections and Improvements related to the Glossary Terms,” The new guidance is designed to clarify the Master Glossary of the Codification. ASU 2014-06 is not intended to significantly change U.S. GAAP and there was no significant impact to the Company upon adoption.

FASB ASU 2014-09, “Revenue from Contracts with Customers,” was issued May 2014 and updates the principles for recognizing revenue. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under U.S. GAAP. The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

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

Share Issuances

On November 4, 2013, the Company closed a private placement of 500,000 units at a price of $0.06 per unit for gross proceeds of $30,000. Each unit consists of one common stock and one share purchase warrant which entitles a holder to purchase one common stock at a price of $0.10 per warrant share for a period of thirty six month following the close.

On March 5, 2014, the Company entered into a three year Joint Venture agreement with Enertopia Corp. and Robert McAllister. Whereas the Enertopia Corp. and Robert McAllister will source opportunities in the medical marijuana business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the business and Robert McAllister will join the Lexaria Corp. advisory board for the term of the Agreement. The Company issued 1,000,000 common shares at $0.12 to Enertopia Corp. and 500,000 common shares at $0.10 to Robert McAllister.

On March 10, 2014, the Company entered into a 12 month Social Media/Web Marketing Agreement with Stuart Gray for $60,000. The Company issued 150,000 common shares at a price of $0.42 for his services.

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

On April 10, 2014, the Company entered into a Letter of Intent ("LOI") that set forth the basic terms of discussions between Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes under the MMPR. The Company issued 500,000 common shares at a price of $0.40 to Enertopia, which are held in escrow until the Health License is obtained by Enertopia.

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

On April 14, 2014, the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 110,000 common shares at a deemed price of $0.39. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 14, 2014, the Company issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Kent can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 14, 2014, the Company issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Shaxon can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 14, 2014, the Company issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Boone can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 14, 2014, the Company issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Springett can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 14, 2014, the Company issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. On July 14, 2014, the Company accepted Mr. Hornung’s resignation. Subequent to year end, 110,000 common shares of the Company were returned back to treasury.

On May 5, 2014 the Company entered into a one year consulting contract as Security Consultant with Bmullan and Associates, a company wholly owned by Brian Mullan. Upon signing of the contract of acceptance the Company issued 55,000 common shares at a deemed price of $0.30. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 275,000 common shares of the Company. On July 14, 2014, the Company issued 55,000 common shares at a deemed price of $0.30.

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

Subsequent to year end, on September 22, 2014, Lexaria closed a private placement by issuing 305,200 units at a price of US$0.15 per unit for gross proceeds of US$45,780. Each Unit consists of one common share of the Company and one full non-transferable Share purchase warrant (“Warrant”). Each Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.25 per Warrant Share for a period of eighteen (18) months following closing.

As at August 31, 2014, Lexaria Corp. has 34,249,690 shares issued and outstanding and 12,954,713 warrants issued and outstanding.

The following table summarizes warrant activity for the year ended August 31, 2014:

		Weighted	Weighted
		Average	Average
	Number of Shares	Exercise Price	Remaining
			life
Balance, October 31, 2013 and 2012	-	$-	-
Granted warrants with expiry date of November 4, 2016	500,000	0.10	1.06
Granted warrants with expiry date of September 21, 2015	10,600,000	0.25	1.45
Granted warrants with expiry date of April 1, 2015	552,380	0.40	0.58
Granted warrants with expiry date of February 12, 2016	1,251,333	0.25	2.18
Balance, August 31, 2014	12,954,713	$0.25	1.12

5.	Accounts receivable

	Fiscal 2014	Fiscal 2013
Accounts receivable	74,557	38,511
GST receivable	22,446	40,706
Total	97,003	79,217

6.	Discontinued Operations

On November 26, 2014 a Purchase and Sale Agreement was entered into between Lexaria Corporation, and Cloudstream Belmont Lake, LP for the purchase and sale of oil and gas working interests, net revenue interests and other interests in Belmont Lake, Mississippi for total consideration of $1,400,000, which subject to adjustments as provided in the Purchase and Sale Agreement. The final purchase price was approximately $1400,000. The scheduled closing date of the Purchase and Sale Agreement is December 5, 2014.

Accordingly, the results of the Company’s former oil and gas business have been reported as discontinued operations for all periods presented.

Discontinued operations were comprised of :

		2014		2013		2012
		(10- Month )		(10- Month )		(12-Month )
	$		$		$
Revenue		508,049		769,882		1,097,455
Natual gas and oil operating costs		(166,301)		(251,390)		(795,204)
Depletion		(161, 112)		(282,533)		(19,293)
Loss on disposition oil and gas property		(1,879,007)		-		-
Income (loss) from discontinued operations		(1,698,371)		235,959		282,958

Assets and liabilities of discontinued operations held for sale included the following:

		Fiscal 2014		Fiscal 2013
	$		$
Oil and gas properties-Proven		1,400,000		3,427,086
Total Assets		1,400,000		3,427,086

Assets retirement obligations		-		59,245
Total liabilities		-		59,245

7.	Medical Marijuana Investment

On March 5, 2014, the Company has entered into a three year Joint Venture Agreement ("JV") with Enertopia Corp. and Mr. Robert McAllister (collectively, the "Parties"). Whereas Enertopia Corp (“ Enertopia”). and Robert McAllister will source opportunities in the business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the business (the "Joint Venture"), and Robert McAllister will join the Company as advisory board for the term of this Agreement. The Company issued Enertopia Corp. 1,000,000 shares and Robert McAllister 500,000 shares on signing of the Agreement. The Company agrees to additionally pay Enertopia a finder’s commission, received at the sole election of Enertopia in either cash or in common restricted shares of Lexaria, within a range of 2% - 5% of the value (less of taxes) of any future business acquisition, joint venture or transaction that Lexaria accepts and closes for the life of this Agreement. Lexaria as its initial Contribution, hereby pays to McAllister 500,000 common restricted shares as compensation for entering the Joint Venture and for McAllister to initiate and during the term of the Agreement continue to provide to Lexaria opportunities for Lexaria to build its business. Lexaria agrees to additionally award McAllister 500,000 stock options to buy common shares of Lexaria, with terms to be specified and ratified by shareholder and regulatory approvals, as compensation for joining and serving as Chairperson of Lexaria’s marihuana business advisory board for the term of this Agreement.

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

On May 28, 2014, Enertopia and Lexaria signed a Definitive Agreement. Enertopia and Lexaria each wish to develop a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, marijuana (the "Business") located in Ontario (the "Property"), and on or about April 10, 2014, the Parties entered a Letter of Intent that set forth the basic terms of a proposed joint venture agreement between Enertopia and Lexaria for those purposes. Lexaria issued 500,000 common shares to Enertopia. Enertopia wishes to acquire a license from Health Canada to designate Enertopia as a Licensed Producer pursuant to Canada's Marijuana for Medical Purposes Regulations (the "License"). The Parties are entering into this Agreement to set out the terms and conditions by which Enertopia does own a 51% interest in the Business and Lexaria does own a 49% interest in the Business; and the terms and conditions on which the Parties will form and operate the joint venture to jointly participate in the Business (the "Joint Venture").

The Parties contribute the following as their initial contributions to the Business:

Enertopia, as its initial contribution, hereby contributes $45,000 to the Joint Venture bank account. Lexaria, as its initial contribution, hereby contributes $55,000 to the Joint Venture bank account.

The Parties shall have the following Ownership Interests under this Agreement and of the Business:
Enertopia - 51%
Lexaria - 49%

The Parties shall bear the costs arising under this Agreement and the operation of the Business as to the following, as further described in this Agreement (the “Cost Interests”):
Enertopia - 45%
Lexaria - 55%

The Parties shall have the following insured liability for all things that are not operating costs arising under this Agreement and the operation of the Business as to the following:
Enertopia - 51%
Lexaria - 49%

The Parties shall receive all revenues and profits derived from the operation of the Business as to the following, as further described in this Agreement (the “Revenue Interests”):
Enertopia - 51%
Lexaria - 49%

Enertopia shall act as the manager of the Operations (the "Manager") for so long as its Ownership Interest is 51% or more. Enertopia may designate a specified individual as Manager if the Parties unanimously consent to such appointment. If any party, including Lexaria, gains a 51% Ownership Interest in the Business, then Enertopia shall have the obligation, if requested by the 51% Ownership Interest party, to surrender the Manager position.

The parties did not form a separate legal entity as part of the Joint Venture Agreement; therefore, the Company accounts for the Joint Venture as a collaborative arrangement in accordance with ASC 808 “Collaborative Arrangements”. For the year ended August 31, 2014, the Company recorded $151,306 expenses related to such collaborative arrangement. The Company also recorded leasehold improvement of $7,633 and 500,000 restricted common shares issued for a amount of $60,000 as assets.

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

8.	Loan Payable

			Carrying amounts
		Original amounts
Notes	Nature		August 31, 2014	October 31, 2013
		$	$	$
a)	Promissory Note	75,000	75,000	75,000
b)	Convertible debentures	620,000	58,666	413,333
c)	Convertible debentures	200,000	56,667	141,667
d)	Promissory Note	50,000	50,000	50,000
e)	Promissory Note	657,447	536,603	597,161
g)	Promissory Note	46,243	-	-
Total Outstanding		1,698,690	776,936	1,277,161
Loan payable - current		1,698,690	776,936	1,277,161
Loan payable - long term		-	-	-

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

On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 8f for details. On April 1, 2014, three of the parties converted their balance of $193,333 of principal remaining into 552,350 common shares at a price of $0.35 per share. During the year ended August 31, 2014, the Company has paid down the debt by $354,665 (October 31, 2013: $206,667).

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

During the ten months ended August 31, 2014, the Company has paid down the debt by $85,001 (October 31, 2013: $58,333). On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 8f for details.

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

During the ten months ended August 31, 2014, the Company has paid down the debt by CAD$44,916.65 (October 31, 2013: CAD$36,667; 2012: CAD$185,000).

f)

On November 13, 2013, the Company refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013 with CAB Financial Services Ltd., David DeMartini, Emerald Atlantic LLC, and other debt holders of the Company. Per the Amendment Agreements, a) the loan repayment schedule will be converted, with an effective date of December 1, 2013, to a new one year term loan with monthly interest payments at 18% on any declining balance, in arrears and all principal amounts not paid before then due in full on December 1, 2014; b) the first payment of interest shall be due on January 1, 2014; c) the Company will make ten (10) monthly principal payments, each of which is 1/10th of the principal amount owing at the time this Agreement goes into effect, beginning on March 1 2014 and repeating on the first day of each month thereafter until all the principal is paid; d) the Company grants to the lenders new collateral specifically limited to the lender’s pro-rata portion (the original initial balance owing to the lender shall form the numerator and $930,000 shall form the denominator) of the Company’s portion of the net revenue from the new 12-7 well required to keep the terms of this Agreement in good standing at any given monthly due date. On April 1, 2014, three of the parties converted their balance of $193,333 of principal remaining into 552,380 common shares at a price of $0.35 per share.

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

h)	Subsequent to year end, all debts were paid back in full to all the appropriate parties

9.	Related Party Transactions

(a)

For the ten months ended August 31, 2014, the Company paid / accrued $80,000 to CAB Financial Services Ltd “CAB” (October 31, 2013: $96,000), and BKB Management Ltd. (“BKB”) CAD$55,000 (October 31, 2013: CAD$66,000) for management, consulting and accounting services. CAB is owned by the president of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 7f). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. For the ten months ended August 31, 2014, the Company paid interest expenses of CAD $22,778 (October 31, 2013: CAD$20,835).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 7f). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. For the ten months ended August 31, 2014, the Company paid interest expenses of CAD $59,674 (October 31, 2013: CAD$65,643).

(d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 7a). For the ten months ended August 31, 2014, the Company paid interest expenses of $11,250 (October 31, 2013: $11,250).

(e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. For the ten months ended August 31, 2014, the Company incurred interest expenses of $5,000 (October 31, 2013: $5,500).

(f)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 8c, f). This loan agreement was amended for another year to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. On November 13, 2013, the Company refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013. The loan repayment schedule will be converted, with an effective date of December 1, 2013, to a new one year term loan with monthly interest payments at 18% on any declining balance, in arrears and all principal amounts not paid before then due in full on December 1, 2014; b) the first payment of interest shall be due on January 1, 2014; c) the Company will make ten (10) monthly principal payments, each of which is 1/10th of the principal amount owing at the time this Agreement goes into effect, beginning on March 1 2014 and repeating on the first day of each month thereafter until all the principal is paid. For the ten months ended August 31, 2014, the Company has paid interest expense of $18,457 (October 31, 2013: $34,667) and principle of $85,000 (October 31, 2013:$Nil).

(g)

On December 4, 2013, the Company entered into a loan agreement and promissory note with Chris Bunka (the “Lender”), a director and officer of our company. The principal amount of the note is CAD$51,507.50. The entering into of the loan agreement and promissory note provides that the principal and interest on the debt be payable for a period of fifteen months. The note has an interest rate of 15% per annum and a monthly principal payment of $4,292 starting after the third month. For the ten months ended August 31, 2014, the Company incurred interest expenses of CAD$1,931 (2013: $Nil). The Company paid back the loan on March 31, 2014.

(h)

Included in accounts payable, $68,070 (October 31, 2013: $89,540) and other payable, $3,087 (2013: $34,410) was payable to companies controlled by the president, key management personnel and directors of the Company.

(i)

For the ten months ended August 31, 2014, the Company has paid/accrued $Nil (October 31, 2013: $35,552) to Kelowna Resources Group formerly known as 0743608 BC Ltd.; $Nil (October 31, 2013:$12,692) to Emerald Atlantic LLC; and, $Nil to Tom Ihrke (October 31, 2013: $4,213) for their respective Non-consent Interests in Belmont Lake. Kelowna Resources Group, formerly known as 0743608 BC Ltd., is owned by the president of the Company, and Emerald Atlantic LLC is owned by a Director of the Company.

See Note 6, 7, and 9.

10.	Stock Options

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

For the ten months ended August 31, 2014, the Company recorded a total of $97,002 (October 31, 2013: $21,279) for stock based compensation expenses.

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2014	October 31, 2013
Expected volatility	210-252%	142.25%
Risk-free interest rate	1.70-1.76%	1.83%
Expected life	5 years	5 years
Dividend yield	0.00%	0.00%

A summary of the stock options for the ten months ended August 31, 2014 is presented below:

	Options Outstanding
		Weighted
		Average
	Number of Shares	Exercise Price
Balance, October 31, 2013	2,200,000	$0.23
Expired	(250,000)	0.30
Exercised	(100,000)	0.23
Granted	775,000	0.30
Balance, August 31, 2014	2,625,000	$0.24

The Company has the following options outstanding and exercisable:

August 31, 2014		Options outstanding			Options exercisable

Exercise prices	Number of	Weighted average		Weighted average	Number of		Weighted average
	shares	remaining contractual		exercise price	shares		exercise price
		life
$0.20	150,000	0.96 years		$0.20	150,000		$0.20
$0.20	850,000	0.39 years		$0.20	850,000		$0.20
$0.35	450,000	1.86years		$0.35	450,000		$0.35
$0.10	400,000	3.80 years		$0.10	400,000		$0.10
$0.60	50,000	4.57 years		$0.60	50,000		$0.60
$0.50	100,000	4.59 years		$0.50	100,000		$0.50
$0.25	625,000	4.90 years		0.25	625,000		0.25
			$			$
Total	2,625,000	2.51 years		$0.24	2,625,000		$0.24

October 31, 2014		Options outstanding		Options exercisable

Exercise prices	Number of	Weighted average	Weighted average	Number of	Weighted
	shares	remaining contractual life	exercise price	shares	average
					exercise price
$0.20	150,000	1.79 years	$0.20	150,000	$0.20
$0.20	850,000	1.22 years	$0.20	850,000	$0.20
$0.35	700,000	2.70years	$0.35	700,000	$0.35
$0.10	500,000	4.63 years	$0.10	500,000	$0.10
Total	2,200,000	2.50 years	$0.23	2,200,000	$0.23

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

On July 1, 2013, the Company entered into a 2 year lease for the Kelowna office with monthly rental rate of $826 including GST.

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

On April 10, 2014, the Company entered into a Letter of Intent ("LOI") that set forth the basic terms of discussions between Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marijuana for medical purposes under the MMPR. The Company issued 500,000 common shares at a price of $0.40 to Enertopia, which are held in escrow until the Health License license is obtained by Enertopia. On May 28, 2014, Enertopia and Lexaria have signed a Definitive Agreement.

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

On April 14, 2014, the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 110,000 common shares at a deemed price of $0.39. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 14, 2014, the Company issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014 the Company entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Kent can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 14, 2014, the Company issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014 the Company entered into a one year consulting contract with Don Shaxon as Ontario Operations Manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Shaxon can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 14, 2014, the Company issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014 the Company entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as Human Resources Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Boone can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 14, 2014, the Company issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014 the Company entered into a one year consulting contract with Jason Springett as Master Grower for Ontario Operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. Consulting agreement amended on June 18, 2014, Mr. Springett can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 14, 2014, the Company issued 165,000 common shares at a deemed price of $0.30.

On April 24, 2014 the Company entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. On July 14, 2014, the Company accepted Mr. Hornung’s resignation. Subesquent to year end 110,000 common shares of the Company were returned back to treasury.

On May 5, 2014 the Company entered into a one year consulting contract as Security Consultant with Bmullan and Associates, a company wholly owned by Brian Mullan. Upon signing of the contract of acceptance the Company issued 55,000 common shares at a deemed price of $0.30. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 275,000 common shares of the Company. On July 14, 2014, the Company issued 55,000 common shares at a deemed price of $0.30.

See also Note 7 and 9.

12.	Income Tax

The following table reconciles the income tax benefit at the U.S. Federal statutory income tax rates to income tax benefit at the Company’s effective tax rates at August 31, 2014 and 2013:

		2014	2013
Income (loss) before taxes		$(3,257,712)	$(343,551)
Statutory tax rate		35%	35%
Expected income tax (recovery)		$(1,140,199)	$(120,242)
Non-deductible items		$24,259 $	136
Change in estimates		$(530)	$-
Change in valuation allowance		$1,116,470 $	120,106
Total income taxes (recovery)	$	Nil $	Nil

Deferred taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at August 31, 2014 and 2013 are comprised of the following:

		2014		2013
Net capital loss carryforwards		$2,126,795		$1,548,213
Financial instrument	$			$-
Oil and gas property		$657,652		$1,667,977
		2,784,447		1,667,977
Valuation allowance		$(2,784,447)		$(1,667,977)
Net deferred tax assets (liabilities)	$	Nil	$	Nil

The Company has net operating loss carry forwards of approximately $4,436,757 (2013 - $4,093,059) which may be carried forward to apply against future taxable income for US tax purposes, subject to the final determination by the taxation authority, expiring in the following years:

Year	Amount
2028	$719,957
2029	753,138
2030	552,025
2031	538,128
2032	220,416
2033	343,698
2034	1,309,395
Total	$4,436,757

13.	Segmented Information

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting," the Company has concluded that it currently has three reportable segments: oil and gas exploration and medical marijuana, which are managed separately based on fundamental differences in their operations nature.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

August 31, 2014		Oil and Gas		Marijuana business		Corporate		Total
	$		$		$		$
Revenues (10-Month)		508,049		-		-		508,049
Net income (loss) from
operations (10-Month)		(1,698,371)		(151,306)		(1,408,035)		(3,257,712)
Total assets		1,400,000		67,662		1,167,474		2,635,136

August 31, 2013		Oil and Gas		Marijuana business		Corporate		Total
	$		$		$		$
Revenues (10-Motnth)		1,097,455		-		-		1,097,455
Net income (loss) from
operations (10-Month)		282,958		-		(538,327)		(302,368)
Total assets		3,427,086		-		146,266		3,573,352

14.	Subsequent Events

a)

Subsequent to year end, on September 22, 2014, Lexaria closed a private placement by issuing 305,200 units at a price of $0.15 per unit for gross proceeds of $45,780. Each Unit consists of one common share of the Company and one full non-transferable Share purchase warrant (“Warrant”). Each Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.25 per Warrant Share for a period of eighteen (18) months following closing.

b)

Subsequent to year end, on November 12, 2014, the Company has signed an agreement with PoViva and acquired 51% of PoViva with an initial consideration of US$50,000. Lexaria will serve as the Manager of BusinessOperations of PoViva’s Teas. As Manager, Lexaria will oversee aspects of thebusiness including, but not limited to, Accounting, Marketing, Capital Investment, Capital Raising,Sales, Branding, Advertising and Fulfillment. The Founders will serve as Production Manager and be responsible for all aspects of production, product quality, licensing, testing, and product legality. It is also expected that both parties to this Agreement will assist the other to fulfill their obligations as needed and the cost of business will be borne by revenues earned by the company and general corporate funds

c)

Subsequent to year end, on November 26, 2014 a Purchase and Sale Agreement was entered into between Lexaria Corporation, and Cloudstream Belmont Lake, LP for the purchase and sale of oil and gas working interests, net revenue interests and other interests in Belmont Lake, Mississippi for total consideration of $1,400,000. The scheduled closing date of the Purchase and Sale Agreement is December 5, 2014. For additional details in regards to the purchase and sale, refer to the full copy of the Purchase and Sale Agreement attached hereto as an exhibit to this current report.

d)	Subsequent to year end 110,000 shares that were issued to Chris Hornung on April 24, 2014 were returned back to the Company’s treasury.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

As of August 31, 2014, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2014, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

On February 25, 2014 the board of directors accepted the resignation of Dustin Elford as a director of our company.

On April 25, 2014 the board of directors accepted the resignation of David DeMartini as director of our company.

The resignations of Mr. Elford and Mr. DeMartini were not the result of any disagreement with our company regarding our operations, policies, practices or otherwise.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Christopher Bunka	Chairman, President, Chief Executive Officer and Director	53	October 26, 2006 February 14, 2007
Bal Bhullar	Chief Financial Officer and Director	45	May 12, 2009
Nicholas Baxter	Director	61	July 8, 2011

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. Christopher Bunka – Chairman, President, Chief Executive Officer and Director

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

Mr Bunka was formerly Chairman/CEO of Enertopia Corp, (symbol ENRT-OTC)but resigned in 2013. Mr. Bunka is a director of Defiance Capital Corp., (symbol DEF-TSXV) a Canadian resource company.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year endedAugust 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the ten months ended August 31, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

	(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2014 and October 31, 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2014 and October 31, 2013, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualifi ed Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Bunka(1), Chairman, President, Chief Executive Officer, & Director	2014 2013	80,000 96,000	Nil Nil	Nil Nil	Nil 9,585	Nil Nil	Nil Nil	Nil Nil	80,000 105,585
Bal Bhullar(2), Chief Financial Officer & Director	2014 2013	CAD55,000 CAD66,000	Nil Nil	Nil Nil	Nil 7,455	Nil Nil	Nil Nil	Nil Nil	CAD55,000 CAD73,455

(1)	Mr. Bunka was appointed as chairman, president, chief executive officer and director on October 26, 2006, and was chief financial officer of our company from February 14, 2007 until May 12, 2009.

(2)	Ms. Bhullar was appointed Chief Financial Officer on May 12, 2009

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

Employment/Consulting Agreements

On November 27, 2008, we entered into a consulting agreement with CAB Financial Services Ltd., a corporation organized under the laws of the Province of British Columbia and controlled by our chief executive officer, Christopher Bunka, for consulting services of CAB on a continuing basis for a consideration of US$8,000 per month plus GST.

On May 12, 2009, we entered into a consulting agreement with BKB Management Ltd, a corporation organized under the laws of the Province of British Columbia and controlled by our chief financial officer, Bal Bhullar. A consulting fee of CAD$4,675 including applicable taxes is paid per month. We may terminate this agreement without prior notice based on a number of conditions. BKB Management Ltd. may terminate the agreement at any time by giving 30 days written notice of his intention to do so. On January 1, 2011, the compensation was increased to CAD$5,500 per month plus applicable taxes.

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Grants of Plan-Based Awards Table

We did not grant any awards to our named executive officers in the during our fiscal year ended August 31, 2014.

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

Option Exercises

During our fiscal year ended August 31, 2014, no options were exercised by our named officers.

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

Compensation Committee Interlocks and Insider Participation

During 2014, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2014.

Compensation Committee Report

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 15, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Christopher Bunka Kelowna BC Canada	5,833,281 (1) common shares	11.6%
Bal Bhullar Vancouver, BC	944,106 (2) common shares	1.9%
Nicholas Baxter Aberdeenshire, UK	550,000(3) common shares	1.1%
Directors and Executive Officers as a Group (3 persons)	7,327,387 common shares	14.5%
David DeMartini, Texas, Houston	3,281,250 common shares	6.5%
Total as a Group (4 persons) (4)	9,930,397 common shares	21.0%

* Less than 1%.

(1)      Includes 3,219,336 shares held in the name of C.A.B. Financial Services and 1,488,561 shares held directly by Chris Bunka, chairman, president, chief executive officer and a director of our company. Includes 100,067 warrants held in the name of C.A.B. Financial Services with an exercise price of $0.25. Includes 925,000 options which are exercisable at $0.20, $0.35, and $0.10 within 60 days of November 15, 2014.

(2)      Includes 575,000 options which are exercisable at $0.20, $0.35, and $0.10 within 60 days November 15, 2014 and 100,000 warrants with an exercise price of $0.25. Bal Bhullar is chief financial officer and a director of our company.

(3)      Includes 200,000 warrants with an exercise price of $0.25. Includes 150,000 options which are exercisable at $0.35 within 60 days of January 7, 2014. Nicholas Baxter is a director of our company.

(4)      Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 15, 2014. As ofNovember 15, 2014, there were 34,444,890 shares of our common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Christopher Bunka, Bal Bhullar, and Nicholas Baxter. We have determined that Nicholas Baxter is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2014 and for fiscal year ended October 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2014	October 31, 2013
Audit Fees	26,036	30,080
Audit Related Fees	19,677	9,341
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	45,713	39,421

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by MNP LLP for the fiscal years ended August 31, 2014 and October 31, 2013 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $19,677 audit related fees paid toMNP LLP for the fiscal year ended August 31, 2014 and $9,341 for the fiscal year ended October 31, 2013.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2014 and October 31, 2013, we did not use MNP LLP for non-audit professional services or preparation of corporate tax returns.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Document Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
3.2	Bylaws (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
3.3	Certificate of Change (Incorporated by reference from our current report on Form 8-K filed on June 23, 2009)
3.4	Amended and restated Bylaws (Incorporated by reference from our current report on Form 8-K filed on December 22, 2009)
(10)	Material Contracts
10.1	Griffin Model Form Operating Agreement (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
10.2	Griffin Drilling Program Agreement (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
10.3	Assignment Agreement with Brinx Resources Ltd. (Incorporated by reference from our current report on Form 8-K filed on June 21, 2007)
10.4	Assignment Agreement with 0743608 BC Ltd. (Incorporated by reference from our current report on Form 8-K filed on June 21, 2007)
10.5	Consulting Agreement dated November 27, 2008 with CAB Financial Services Ltd. (Incorporated by reference from our current report on Form 8-K filed on December 1, 2008)
10.6	Amended Agreement and Promissory Notes (Incorporated by reference from our current report on Form 8-K filed on October 22, 2010)

Exhibit No.	Document Description
10.7	Consulting Agreement with CAB Financial Services Ltd. (Incorporated by reference from our current report on Form 8-K filed on December 1, 2008)
10.8	Agreement with Delta Oil & Gas, Inc. and The Stallion Group (Incorporated by reference from our current report on Form 8-K filed on April 7, 2009)
10.9	Agreement with BKB Management Ltd. (Incorporated by reference from our current report on Form 8-K filed on May 19, 2009)
10.10	Equity Compensation Plan 2007 (Incorporated by reference from our current report on Form S8 filed on May 7, 2007)
10.11	2010 Equity Compensation Plan (Incorporated by reference from our current report on Form 8-K filed on January 21, 2010)
10.12	Assignment Agreements and Loan Agreement (Incorporated by reference from our current report on Form 8-K filed on September 13, 2010)
10.13	Consulting Agreement with Tom Ihrke (Incorporated by reference from our current report on Form 8-K filed on August 6, 2010)
10.14	Equity Compensation Plan 2010 (Incorporated by reference from our current report on Form 8-K filed on January 21, 2010)
10.15	Form of Convertible Debenture Subscription (Incorporated by reference from our current report on Form 8-K filed December 1, 2010)
10.16	Form of Convertible Debenture (Incorporated by reference from our current report on Form 8-K filed on December 1, 2010)
10.17	Form of Security Agreement (Incorporated by reference from our current report on Form 8-K filed on December 1, 2010)
10.18	Management Agreement with Tom Irkhe dated December 2, 2010 (Incorporated by reference from our current report on Form 8-K filed on December 3, 2010)
10.19	Form of Convertible Debenture Subscription (Incorporated by reference from our current report on Form 8-K filed on November December 21, 2010)
10.20	Form of Convertible Debenture (Incorporated by reference from our current report on Form 8-K filed on November December 21, 2010)
10.21	Form of Security Agreement (Incorporated by reference from our current report on Form 8-K filed on November December 21, 2010)
10.22	Assignment Agreement with Emerald Atlantic, LLC dated December 16, 2010 (Incorporated by reference from our current report on Form 8-K filed on November December 21, 2010)
10.23	Asset Purchase Agreement with Brinx Resources Ltd. dated August 12, 2011 (Incorporated by reference from our current report on Form 8-K filed on August 12, 2011)
10.24	Form of Convertible Debenture Subscription (Incorporated by reference from our current report on Form 8-K filed on December 2, 2012)
10.25	Form of Convertible Debenture (Incorporated by reference from our current report on Form 8-K filed on December 2, 2012)
10.26	Security Agreement (Incorporated by reference from our current report on Form 8-K filed on December 2, 2012)
10.27	Debt Agreement with Chris Bunka dated March 30, 2012 (Incorporated by reference from our current report on Form 8-K filed on March 30, 2012)
10.28	Debt Agreement with Chris Bunka dated July 20, 2012 (Incorporated by reference from our current report on Form 8-K filed on July 23, 2012)
10.29

Amendments to Existing Agreements with CAB Financial Services Ltd., Cielo Investment, LLC, David DeMartini, Emerald Atlantic, LLC, Fred Hoffman, James Ihrke, Mathew Ihrke and Morgan Bunka (Incorporated by reference from our current report on Form 8-K filed on November 23, 2012)

Exhibit No.	Document Description
10.30	Agreement with Carmel Advisors LLC dated August 23, 2013 (Incorporated by reference from our current report on Form 8-K filed on August 26, 2013)
10.31	Assignment Agreement with CAB Financial Services Ltd. dated November 1, 2013 (Incorporated by reference from our current report on Form 8-K filed on November 4, 2013)
10.32	Assignment Agreement with Cloudstream One LLC dated November 1, 2013 (Incorporated by reference from our current report on Form 8-K filed on November 4, 2013)
10.33	Assignment Agreement with Emerald Atlantic, LLC dated November 1, 2013 (Incorporated by reference from our current report on Form 8-K filed on November 4, 2013)
10.34

Second Amendments to Exisiting Agreements with CAB Financial Services, Ltd., Cielo Investment, LLC, David DeMartini, Emerald Atlantic, LLC, Fred Hoffman, James Ihrke, Mathew Ihrke and Morgan Bunka dated October 20, 2013 (Incorporated by reference from our current report on Form 8-K filed on November 13, 2013)

10.35	Debt Agreement with Chris Bunka dated December 4, 2013 (Incorporated by reference from our current report on Form 8-K filed on December 5, 2013)
10.36	Security Agreement with Chris Bunka dated December 4, 2013 (Incorporated by reference from our current report on Form 8-K filed on November December 5, 2013)
10.37	Joint Venture Agreement with Enertopia Corporation and Robert McAllister dated March 5, 2014 (Incorporated by reference from our current report on Form 8-K filed on March 5, 2014)
10.38	Social Media/Web Marketing Agreement with Stuart Gray dated March 10, 2014 (Incorporated by reference from our current report on Form 8-K filed on March 10, 2014)
10.39	Online Marketing Agreement with Agora Internet Relations Corp.dated March 12, 2014 (Incorporated by reference from our current report on Form 8-K filed on March 12, 2014)
10.40

Convertible Debt Conversion Agreements with Matthew Ihrke, James Ihrke and Cielo Investments LLC dated April 1, 2014 2014 (Incorporated by reference from our current report on Form 8-K filed on April 1, 2014)

10.41	Warrants with each of Matthew Ihrke, James Ihrke, Cielo Investments, LLC, dated April 1, 2014 2014 (Incorporated by reference from our current report on Form 8-K filed on April 1, 2014)
10.42	Joint Letter of Intent Agreement with Enertopia Corporation dated April 10, 2014 (Incorporated by reference from our current report on Form 8-K filed on April 10, 2014)
10.43	Lease Agreement with Enertopia Corporation dated April 10, 2014 (Incorporated by reference from our current report on Form 8-K filed on April 10, 2014)
10.44	Letter of Appointment with Jeff Paikin dated April 10, 2014 (Incorporated by reference from our current report on Form 8-K filed on April 14, 2014)
10.45	Consulting Agreement with Clark Kent dated April 24, 2014 (Incorporated by reference from our current report on Form 8-K filed on April 30, 2014)
10.46	Consulting agreement with Great Lakes Cannabis Corp. and Bmullan and Associates dated May 3, 2014 (Incorporated by reference from our current report on Form 8-K filed on May 5, 2014)
10.47	Letter of Intent with Arnprior Bay Property Limited dated May 26, 2014 (Incorporated by reference from our current report on Form 8-K filed on May 27, 2014)
10.48	Joint Venture Agreement with Enertopia Corporation dated May 27, 2014 (Incorporated by reference from our current report on Form 8-K filed on May 29, 2014)
10.49

Amended Consulting Contracts with each of Jason Springett, 490072 Ontario Ltd., Current market Communications and Associates Inc., Don Shaxon and Jeff Paikin dated June 17, 2014 (Incorporated by reference from our current report on Form 8-K filed on July 14, 2014)

10.50	2014 Stock Option Plan (Incorporated by reference from our current report on Definitive Proxy Statement filed on May 20, 2014)
10.51	Form of Stock Option Agreement (Incorporated by reference from our current report on Form 8-K filed on July 24, 2014)

Exhibit No.	Document Description
10.52	Amended Lease Letter of Intent Extension dated July 22, 2014 (Incorporated by reference from our current report on Form 8-K filed on August 5, 2014)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (Incorporated by reference from Form SB-2 Registration Statement filed on September 20, 2007)
(21)	Subsidiaries of the Registrant
21.1	Great Lakes Cannabis Corp., a Canadian corporation, (wholly-owned)
(31)	Rule 13a-14(a)/15d-14(a)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Haas Reserve Reports (Incorporated by reference from our current report on Form 8-K filed on July 17, 2007)
99.2	Veazey Reserve Report (Incorporated by reference from our current report on Form 8-K filed on January 19, 2012)
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: December 5, 2014

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: December 5, 2014

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: December 5, 2014

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: December 5, 2014

By: /s/ Nicholas Baxter
Nicholas Baxter
Director

 Date: December 5, 2014