Form 10-Q
period 2014-11-30
LEXARIA CORP.
filed 2015-01-14
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number __________

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
34,444,890 common shares issued and outstanding as of December 20, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended November 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30	August 31
	2014	2014
ASSETS

Current
Cash and cash equivalents	$431,073	$703,030
Accounts receivable	75,334	97,003
Assets Held For Sale (Note 6)	1,400,000	1,400,000
Prepaid expenses and deposit	273,254	367,441
Inventory	18,800	-

Total Current Assets	2,198,461	2,567,474

Medical Marijuana Investments (Note 7)	52,662	67,662

TOTAL ASSETS	$2,251,123	$2,635,136

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$109,398	$93,553
Liabilities Held For Sale (Note 6)	678,193	-
Loan payable (Note 8)	-	776,936
Share Subscriptions Payable	-	45,780
Due to a related party (Note 10)	1,769	1,769

Total Current Liabilities	789,360	918,038

STOCKHOLDERS' EQUITY

Share Capital Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 34,444,890 common shares at November 30, 2014 and 34,249,690 common shares at August 31, 2014	34,442	34,247
Additional paid-in capital	10,043,825	10,033,440
Shares to be refund	-	(35,200)
Deficit	(8,662,638)	(8,315,389)
Equity attributable to shareholders of the Company	1,415,629	1,717,098
Non-controlling interests (Note 8)	46,134	-
Total Stockholders' Equity	1,461,763	1,717,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,251,123	$2,635,136

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Three Months Ended
	November 30	November 30
	2014	2013
Expenses
Accounting and audit	34,000	-
Insurance	1,518	1,794
Advertising and promotions	47,111	2,256
Bank charges and exchange (gain)loss	(11,488)	(12,890)
Consulting (note 11)	155,603	46,171
Fees and Dues	11,647	8,491
Interest expense from loan payable (note 6,9)	31,544	58,625
Legal and professional	24,364	280
Office and miscellaneous	5,624	112
Research and Development	48,040	-
Rent	28,106	10,657
Telephone	1,342	1,796
Travel	5,662	5,178
Medical Marijuana Investment expense	15,000	19,293

	398,073	141,763

(Loss) from continuing operations	(398,073)	(141,763)

Income (Loss) from discontinued operations	48,918	66,295

Net (loss) for the period	(349,155)	(75,468)
Net (loss) attributable to:
Common shareholders	(347,249)	(75,468)
Non-controlling interests	(1,906)	-

Basic and diluted (loss) per share	(0.01)	(0.00)
Weighted average number of common shares outstanding
- Basic and diluted	23,369,040	16,431,452

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	3 Months Ended
	November 30	November 30
	2014	2013

Cash flows used in operating activities

(Loss) from continuing operations	$(398,073)	(141,763)
Income (loss) from discontinued operations	48,918	66,295

Adjustments to reconcile net loss to net cash
Depletion	-	200,752
MMJ Joint Venture	15,000	-
Other non-cash items	48,040	-
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	21,669	(18,234)
(Increase)/ Decrease in prepaid expenses and deposit	94,187	(1,507)
Increase in accounts payable and accrued liabilities	15,845	18,485
(Increase)/Decrease in inventory	(18,800)	-
Net cash used in operating activities	(173,214)	124,028

Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	-	(64,381)
Net cash used in investing activities	-	(64,381)

Cash flows from financing activities
Payments of loan payable	(776,936)	-
Liabilities for sales (Note 6)	678,193
Net cash from financing Activities	(98,743)	-

Increase (Decrease) in cash and cash equivalents	(271,957)	59,647
Cash and cash equivalents, beginning of year	703,030	65,542
Cash and cash equivalents, end of year	$431,073	125,189
Supplemental information of cash flows:

Interest paid in cash	$165,790	58,625
Income taxes paid in cash	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL		SHARE	NON	TOTAL
			PAID-IN		TO BE	CONTROLLING	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	REFUND	INTEREST	EQUITY

Balance, October 31, 2013	16,431,452	16,432	7,140,150	(5,057,677)			2,098,904
Shares issued for PP @ $0.06	500,000	500	29,500				30,000
Shares issued for services @ $0.10	1,500,000	1,500	178,500				180,000
Shares issued for services @ $0.40	150,000	150	62,850				63,000
Shares issued for services @ $0.60	20,833	21	12,479				12,500
Shares issued for PP @ $0.12	11,419,999	11,420	1,246,735				1,258,155
Shares issued for option exercise @ $0.35	50,000	50	17,450				17,500
Stock Options issued @ $0.60			26,112				26,112
Shares issued for debt conversion @$0.35	552,380	552	192,781				193,333
Shares issued per LOI @ $0.40	555,000	555	221,445				222,000
Shares issued per agreement @ $0.39	110,000	110	42,790				42,900
Shares issued per agreement @ $0.32	550,000	550	175,450				176,000
Stock Options issued @ $0.25			183,432				183,432
Shares issued for option exercise @ $0.10	50,000	50	4,950				5,000
Shares issued per agreement @ $0.30	55,000	55	16,445				16,500
Shares issued per agreement @ $0.26	880,000	880	263,120				264,000
Shares issued per LOI @ $0.30	91,662	92	27,408				27,500
Shares issued per agreement @ $0.16	82,031	82	13,043				13,125
Shares issued for PP @ $0.15	1,251,333	1,250	178,800				180,050
Shares to be cancelled					(35,200)
Comprehensive income (loss):
(Loss) for the period				(3,257,712)			(3,257,712)

Balance, August 31, 2014	34,249,690	34,247	10,033,440	(8,315,389)	(35,200)	-	1,752,298
Shares Cancelled	(110,000)	(110)	(35,090)		35,200		-
Shares issued for PP @$0.15	305,200	305	45,475				45,780
Investment in ViPova						48,040	48,040
Comprehensive income (loss):				(347,249)		(1,906)	(349,155)
Balance, November 30, 2014
	34,444,890	34,442	10,043,825	(8,662,638)		46,134	1,461,763

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2014
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited consolidated interim financial statements for the three months ended November 30, 2014 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2014 audited annual financial statements and notes thereto.

2.	Organization and Business

The Company was formed on December 9, 2004 under the laws of the State of Nevada and commenced operations on December 9, 2004. The Company is an independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. The Company’s entry into the oil and gas business began on February 3, 2005. During the period ended November 30, 2014, the Company discontinued oil and gas business through Purchas and Sale Agreement signed with Cloudstream Belmont Lake, LP on November 26, 2014. In March of 2014, the Company began its entry into the medicinal marijuana and alternative health and wellness business. This change of business was approved by the Company’s shareholders during its Annual General Meeting held on June 11, 2014. The Company has offices in Vancouver and Kelowna, BC, Canada.

On August 7, 2014, the Company’s board of directors approved changing its year end from October 31 to August 31. These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has recurring operating losses and required additional funds to maintain its operations. Management’s plans in this regard are to raise equity and/or debt financing as required until such time as operations are profitable.

The Company’s unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $349,155 for the three months ended November 30, 2014 (November 30, 2013: $75,468) and at November 30, 2014 had a deficit accumulated since its inception of $8,662,638 (August 31, 2014: $8,315,389). The Company has working capital surplus of $1,409,101 as at November 30, 2014 (August 31, 2013 working capital surplus: $1,649,436). The Company requires additional funds to maintain its existing operations and developments. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is difficult.

These unaudited consolidated interim financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3.	Business Risk and Liquidity

The Company is subject to several categories of risk associated with its operating activities. The production and sale of medical marijuana and alternative health products is an emerging industry in which business practices are not yet standardized and are subject to frequent scrutiny and evaluation by federal, state, provincial, and municipal authorities, academics, and media outlets, among others, Although we intend to develop our businesses in accordance with best ethical practices, we may suffer negative publicity if we, our partners, contractors, or customers are found to have engaged in any environmentally, insensitive practices or other business practices that are viewed as unethical.

Our operations may require licenses and permits from various governmental authorities to build and install build Medical Marijuana Investment operations. We believe that we will be able to obtain all necessary licenses and permits under applicable laws and regulations for our operations and believe we will be able to comply in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits.

4.	Significant Accounting Policies

	a)	Basis of Consolidation

The unaudited interim consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiary, Lexaria CanPharm Corp. which was incorporated on April 4, 2014 under the laws of Canada. All significant inter-company balances and transactions have been eliminated.

b)	New Accounting Pronouncements

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

Share Issuances

On September 26, 2014, the Company accepted and received gross proceeds of $45,780 for private placement at $0.15 per unit into 305,000 common shares of the Company and 305,200 warrants at $0.25 expiring March 26, 2016.

As at November 31, 2014, Lexaria Corp. has 34,444,890 shares issued and outstanding and 13,259,913 warrants issued and outstanding.

The following table summarizes warrant existence in the period ended November 30, 2014:

		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2013 and 2012	-	$-
Granted warrants with expiry date of November 1, 2015	500,000	0.10
Granted warrants with expiry date of September 21, 2015	10,600,000	0.25
Granted warrants with expiry date of April 1, 2015	552,380	0.40
Granted warrants with expiry date of February 12, 2016	1,302,333	0.25
Granted warrants with expiry date of March 26, 2016	305,200	0.25
Balance, November 30, 2014	13,259,913	$0.25

6.	Discontinued Operations

On November 26, 2014 a Purchase and Sale Agreement was executed between Lexaria Corporation, and Cloudstream Belmont Lake, LP for the purchase and sale of oil and gas working interests, net revenue interests and other interests in Belmont Lake, Mississippi for total consideration of $1,400,000, which is subject to adjustments as provided in the Purchase and Sale Agreement. The final purchase price was $1,400,000 and closed on December 5, 2014. A net amount of $721,807.41 was paid to the Company after all short term debts were paid out from the sale.

Accordingly, the results of the Company’s former oil and gas business have been reported as discontinued operations for all periods presented.

Discontinued operations were comprised of :

	2014	2013
	November 30	November 30
	$	$
Income from discontinued from oil & gas operations	48,918	66,295

Assets and liabilities of discontinued operations held for sale included the following:

	November 30, 2014	August 31, 2014
	$	$
Oil and gas properties-Proven	1,400,000	1,400,000
Total Assets	1,400,000	1,400,000

Liabilities held for sale	678,193*	-
Total Liabilities	678,193	-
*$678,193 represents the loan payable which have been paid as at November 30. 2014 through the sale of Belmont Lake by the purchaser before the close of the transaction.

7.	Medical Marijuana Investment

On March 5, 2014, the Company has entered into a three year Joint Venture Agreement ("JV") with Enertopia Corp. and Mr. Robert McAllister (collectively, the "Parties"). Whereas Enertopia Corp (“ Enertopia”) and Robert McAllister will source opportunities in the business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the business (the "Joint Venture"), and Robert McAllister will join the Company as advisory board for the term of this Agreement. The Company issued Enertopia Corp. 1,000,000 shares and Robert McAllister 500,000 shares on signing of the Agreement. The Company agrees to additionally pay Enertopia a finder’s commission, received at the sole election of Enertopia in either cash or in common restricted shares of Lexaria, within a range of 2% - 5% of the value (less of taxes) of any future business acquisition, joint venture or transaction that Lexaria accepts and closes for the life of this Agreement. Lexaria as its initial Contribution, hereby pays to McAllister 500,000 common restricted shares as compensation for entering the Joint Venture and for McAllister to initiate and during the term of the Agreement continue to provide to Lexaria opportunities for Lexaria to build its business. Lexaria agrees to additionally award McAllister 500,000 stock options to buy common shares of Lexaria, with terms to be specified and ratified by shareholder and regulatory approvals, as compensation for joining and serving as Chairperson of Lexaria’s marijuana business advisory board for the term of this Agreement.

On May 27, 2014, Letter of intent, executed on behalf of Lexaria Corp. and/or its wholly-owned subsidiary Lexaria CanPharm Corp. (the “Lessee”) and Arnprior Bay Property Limited, c/o Huntington Properties, (the “Lessor”) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at, Ontario (the “Building”) and to enter a finance agreement into Lexaria Corp and/or Lexaria CanPharm Corp. This Agreement remains in the planning stage.

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

The parties did not form a separate legal entity as part of the Joint Venture Agreement; therefore, the Company accounts for the Joint Venture as a collaborative arrangement in accordance with ASC 808 “Collaborative Arrangements”. For the period ended November 30, 2014, the Company recorded $15,000 expenses related to such collaborative arrangement. As at November 30, 2014, the Company had leasehold improvement of $7,662 and 500,000 restricted common shares issued for an amount of $45,000 recorded as Medical Marijuana Investments.

On August 1, 2014, the Company signed an extension on an amended Letter of intent, that was executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014 as per the terms of the LOI, the Company issued 91,662 common shares at a deemed price of $0.30 per share. Subsequent to the quarter end the lease has been extended for another 6 months at the rate of $7,562.50 per month to the Company.

8.	Alternative Health Product

On November 12, 2014, the Company has signed an agreement with Poppy’s Teas LLC. (“ViPova”) to acquire 51% of ViPova with an initial consideration of US$50,000. Lexaria acquired a 51% Ownership Interest in the Business by satisfying the requirements set out in the agreement:

•	Pay to Operations bank account US$50,000 as an initial amount to upgrade the Business as may be required to advance the Business (paid)
•	Agree to Spend $75,000 over one year following the execution date of this agreement as a product marketing and operations budget
•	Agree to Extend to the founders of ViPova (“Founders”) $25,000 worth of Lexaria common shares subject to a share lockup of six months as required by the Securities and Exchange Commission (paid)
•	Agree to Pay one of the Founders $2000 a month for production consulting for a period of 12 months out of revenues, the operating account, or against the marketing budget
•	Agree to Pay one of the Founders $2000 a month for marketing consulting for a period of 12 months out of revenues, the operating account, or against the marketing budget
•	Agree to Provide the Founders a cash bonus in the amount of $50,000 should the company generate $300,000 in sales within 8 months of the execution of this agreement

•

Agree to grant to ViPova a Right of First Refusal to produce under “white-label,” additional cannabinoids (“ CBD”) -based products on behalf of Lexaria, but Lexaria reserves the right to engage other producers should Lexaria, in its reasonable discretion, believe ViPova’s to be uncompetitive to supply the products requested by Lexaria.

•

As part of this Agreement, and once the terms of this Agreement have expired, the Founders will be automatically granted a lifetime license to personally produce products covered by patent numbers # 62010621 and 62037706. This personal license does not extend to any third party corporation, joint venture or partnership that would compete against ViPova’s Teas, LLC or Lexaria Corporation.

ViPova will reduce to a 25% Ownership Interest in the Business and Lexaria will acquire an additional 24% (total 75%) Ownership Interest in the Business by satisfying the following requirements:

•

Spend an additional US$100,000 on sales and marketing “ViPova by Lexaria” brand beginning within 60 days of executing this Agreement and completing spending within 24 months of executing this Agreement.

•

Lexaria to pay to ViPova or to its principals 2.5 times trailing 12 months ViPova revenue (pro- rata) calculated from that date that this option is exercised. ViPova can receive up to 50% of this payment in the Company’s common stock at ViPova’s discretion.

•	This Section is valid beginning November 15th, 2015 and expires on November 15th, 2017.

The acquisition of Vipova was treated as an acquisition of assets rather than a business combination because Vipova does not constitute a business. $48,039 acquired In-Process Research and Development has been expensed at the acquisition date in accordance with ASC 730-10-25-1.

9.	Loan Payable

			Carrying amounts
Notes	Nature	Original amounts	November 30, 2014	August 31, 2014
		$	$	$
a)	Promissory Note	75,000	75,000	75,000
b)	Convertible debentures	620,000	29,333	58,666
c)	Convertible debentures	200,000	28,333	56,667
d)	Promissory Note	50,000	50,000	50,000
e)	Promissory Note	657,447	495,524	536,603

Total Outstanding		1,698,690	678,193*	776,936

Loan payable – current		1,698,690	678,193	776,936

Loan payable - long term		-	-	-

*	All Debts shown here have been paid as at December 5, 2014 through the sale of Belmont Lake by the purchaser before the close of the transaction.

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

This debt has been paid through the Purchase and Sale Agreement of Belmont Lake.

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

On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 8f for details. On April 1, 2014, three of the parties converted their balance of $193,333 of principal remaining into 552,350 common shares at a price of $0.35 per share. As at November 30, 2014, the Company has paid down all of the debt by $58,666 (August 31, 2014: $354,665).

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

On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the terms on the loan, please refer to Note 8f for details. As at November 30, 2014, the Company has paid down all of the debt by $56,667 (August 31, 2014: $85,001).

d)

On March 30, 2012, the Company entered into a loan agreement with Christopher Bunka, our President, Chief Executive Officer and Director, (“Lender”) for a non-secured promissory note in the amount of $50,000 (the “Promissory Note”). The Lender agreed to purchase a non-secured 12% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the agreement. The Promissory Note has a month to month term. This debt has been repaid in full as at November 30, 2014.

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

As at November 30, 2014, the Company has paid down all of the debt by CAD$563,108 (August 31, 2014: $44,917).

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

10.	Related Party Transactions

(a)

For the three months ended November 30, 2014, the Company paid / accrued $24,000 to CAB (2013: $24,000); and to BKB Management Ltd. (“BKB”) CAD$16,500 (2013: CAD$16,500) for management, consulting and accounting services. CAB is owned by the President of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 7e). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. The debt was paid in full from the Belmont Lake sale. For the three months ended November 30, 2014, the Company paid/accrued interest expenses of CAD $6,833 (2013: CAD$6,833).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 8e). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. The debt was paid in full from the Belmont Lake sale. For the three months ended November 30, 2014, the Company paid/accrued interest expenses of CAD $17,902 (2013: CAD$17,902).

(d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 8a). The debt was paid in full from the Belmont Lake sale. For the three months ended November 30, 2014, the Company paid/accrued interest expenses of $3,375 (2013: $3,375).

(e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. The debt was paid in full from the Belmont Lake sale. For the three months ended November 30, 2014, the Company incurred interest expenses of $1,500 (2013: $1,500).

(f)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 8c, f). This loan agreement was amended for another year to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. On November 13, 2013, the Company refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013. The loan repayment schedule will be converted, with an effective date of December 1, 2013, to a new one year term loan with monthly interest payments at 18% on any declining balance, in arrears and all principal amounts not paid before then due in full on December 1, 2014; b) the first payment of interest shall be due on January 1, 2014; c) the Company will make ten (10) monthly principal payments, each of which is 1/10th of the principal amount owing at the time this Agreement goes into effect, beginning on March 1 2014 and repeating on the first day of each month thereafter until all the principal is paid. The debt was paid in full from the Belmont Lake sale. For the three months ended November 30, 2014, the Company has paid interest expense of $5,458 (2013: $7,556).

11.	Stock Options

During the period ended November 30, 2014, there were no stock options granted, exercised and cancelled.

A summary of the stock options as at ended November 30, 2014 is presented below:

November 30, 2014		Options outstanding		Options exercisable

Range of Exercise	Number of	Weighted average	Weighted average	Number of	Weighted average
prices	shares	remaining contractual life	exercise price	shares	exercise price
$0.20	150,000	0.71 years	$0.20	150,000	$0.20
$0.20	850,000	0.14 years	$0.20	850,000	$0.20
$0.35	450,000	1.61years	$0.35	450,000	$0.35
$0.10	400,000	3.55 years	$0.20	400,000	$0.10
$0.60	50,000	4.32 years	$0.60	50,000	$0.60
$0.50	100,000	4.34 years	$0.50	100,000	$0.50
$0.25	625,000	4.65 years	$0.25	625,000	$0.25
Total	2,625,000	2.26 years	$0.24	2,625,000	$0.24

12.	Commitments, Significant Contracts and Contingencies

On November 27, 2008, the Company entered into a Consulting Agreement with CAB Financial Services Ltd. for consulting services of CAB on a continuing basis for a consideration of US$8,000 per month plus GST. Effective December 1, 2014, the Company entered into a new consulting agreement with the consulting services at $10,000 per month plus GST.

On May 12, 2009 the Company entered into a consulting agreement with BKB Management Ltd. to act as the Chief Financial Officer and a Director for an initial period of six months for consideration of CAD $4,500 per month plus GST. This agreement replaces the September 1, 2008, Controller Agreement with CAB Financial Services Ltd. Subsequent to October 31, 2010, effective January 1, 2011, the consideration was increased to CAD$5,500 per month plus GST/HST. Effective December 1, 2014, the Company entered into a new consulting agreement with the consulting services at CAD$7,500 per month plus GST.

On August 5, 2010 we entered into a three-month Management agreement with Tom Ihrke, whereby Mr. Ihrke will act as the Senior Vice-President, Business Development for the Company for consideration of $3,125 per month. On December 2, 2010, the Company entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the Senior Vice-President Business Development for the Company. On October 3, 2011 Mr. Ihrke and the Company amended the agreement whereby his title changed to Manager, Business Development. The Company will pay a monthly consulting fee of $3,125. Effective January 15, 2012, the consulting agreement has been decreased to $10 a month. Effective April 1, 2014, the amended consulting agreement has been increased to $5,000 per month. Effective December 23, 2014, the Company has entered into a new Executive Management consulting agreement with the consulting services at $3,000 per month.

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

On April 1, 2014 the Company entered into a 90 day agreement for $9,000 with Ken Faulkner as a corporate development manager. Mr. Faulkner will assist the Company with answering and initiating calls and communications of any kind with various shareholders and investors for purposes of corporate communications; finance; mergers; acquisitions; joint ventures; analysis of various regulatory reports such as those required by the US Securities and Exchange Commission and by various Provincial Securities Commissions in Canada; preparing and editing Company presentations and generally communicating the Company’s information. This contract was terminated in October, 2014.

On April 10, 2014, the Company entered into a Letter of Intent ("LOI") that set forth the basic terms of discussions between Enertopia Corporation, or its wholly-owned subsidiary ("Enertopia") and Lexaria Corp., or its wholly-owned subsidiary ("Lexaria") (collectively, the "Parties") with regard to the ownership by Enertopia of a 51% interest in the business, and the ownership by Lexaria of a 49% interest in the business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, and selling marihuana for medical purposes under the MMPR. The Company issued 500,000 common shares at a price of $0.40 to Enertopia, which are held in escrow until the Health License license is obtained by Enertopia. On May 28, 2014, Enertopia and Lexaria have signed a Definitive Agreement related to this LOI.

On April 10, 2014, a letter of intent, was signed on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation (Lessee) and Mr. Jeff Paikin (Lessor) that sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”) for the purposes of a licensed medical marijuana production facility. The Company issued the 55,000 common shares at a deemed price of $0.40 per the terms of the Letter of Intent to lease space in the building owned by the Lessor. The LOI was amended on July 22, 2014, subsequent to quarter end, on August 1, 2014, the Company signed an extension to an amended Letter of Intent that was executed on April 10, 2014. As per the terms of the extended Letter of Intent, on August 5, 2014, the Company issued 91,662 common shares at a deemed price of $0.30. The lease has been extended for another six months subsequent to quarter end.

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

See also Note 7 and 8.

13.	Segmented Information

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting," the Company has concluded that it currently has three reportable segments: oil and gas exploration, medical marijuana and Alternative Health Products, which are managed separately based on fundamental differences in their operations nature.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Alternative
	Oil and	Health	Marijuana
	Gas	Products	business	Corporation	Total
	$	$	$		$
Revenue	48,918	-	-		48,918
Operation expenses	-	51,947	20,446	276,762	349,155

Total assets	1,400,000	46,112	52,662	753,349	2,251,123

14.	Subsequent Events

1.

On November 26, 2014 a Purchase and Sale Agreement was executed into between Lexaria Corporation, and Cloudstream Belmont Lake, LP for the purchase and sale of oil and gas working interests, net revenue interests and other interests in Belmont Lake, Mississippi for total consideration of $1,400,000. On December 5, 2014 the Lexaria Corporation closed the sale of Belmont Lake with Cloudstream Belmont Lake, LP. All outstanding debts were repaid in full through giving Lexaria total net proceeds of $721,807.

2.

On December 12, 2014, the Company signed an extension on an amended Preliminary Lease Agreement and Extension of LOI, that was first executed on April 10, 2014 on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”).

3.	On December 1, 2014, the Company executed a new consulting agreement with the CEO of the Company with consulting services being $10,000 per month plus GST.

4.	On December 1, 2014, the Company executed a new consulting agreement with the CFO of the Company with consulting services being CAD$7,500 per month plus GST.

5.	On December 12, 2014, the Company issued 119,047 common shares to Michelle Reillo as per the terms of the ViPova Tea LLC Operating Agreement.

6.	On December 12, 2014, the Company issued 119,047 common shares to Marian Washington as per the terms of the Vipova Tea LLC Operating Agreement.

7.	On December 22, 2014, the Company executed a new executive management consulting agreement with Thomas Ihrke with consulting services being US$3,000 per month.

8.	On December 22, 2014, the Company granted 1,425,000 stock options to directors, officers and consultant of the Company with an exercise price of $0.11, expiring December 22, 2019.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "LXRP" and on the Canadian National Stock Exchange under the symbol “LXX”

The Company is diverse in its pursuit of business opportunities in the Medicinal Marijuana sector and alternative health products. In March of 2014, Lexaria began its entry into the medicinal marijuana business sector. To achieve sustainable and profitable growth, the Company intends to control the timing and costs of its projects wherever possible. In November of 2014, Lexaria acquired 51% of ViPova Tea LLC in the production of CBD infused tea. CBD (Cannabidiol) derived from agricultural hemp is a different market sector than medical marijuana.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

Our company was an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We were generating revenues from our business operations in Mississippi. Subsequent to year end, on November 26, 2014, we executed the sale of all or our working interests in Belmont Lake with a closing date of December 5, 2014. In March of 2014, we began our entry into the medicinal marijuana business. The change of business was approved our shareholders during our Annual General Meeting held on June 11, 2014. In November of 2014, the Company acquired 51% of ViPova Tea LLC for alternative health products.

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

Our company’s business plan contains two separate areas of focus: 1) to produce, cultivate and distribute medical marijuana in Canada under the Federal Government of Canada’s legislation currently known as MMPR; and 2) in the USA, introduce cannabidiol- infused products extracted from Agricultural Hemp. Secondarily and more generally, we continue to investigate opportunities in the US legal regulated medical marijuana sector where possible; and to search for additional opportunities in alternative health sectors. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the three month period ended November 30, 2014, we experienced the following significant corporate developments:

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

On November 12, 2014, the Company has signed an agreement with PoViva Tea, LLC and acquired 51% of PoViva Tea, LLC with an initial consideration of US$50,000.

On November 26, 2014 a Purchase and Sale Agreement was executed into between Lexaria Corporation, and Cloudstream Belmont Lake, LP for the purchase and sale of oil and gas working interests, net revenue interests and other interests in Belmont Lake, Mississippi for total consideration of $1,400,000. On December 5, 2014 the Lexaria Corporation closed the sale of Belmont Lake with Cloudstream Belmont Lake, LP. All outstanding debts were repaid in full through giving Lexaria total net proceeds of $721,807.

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

•

Vegetative Phase: Most varietals enter a vegetative phase upon developing identifiable sex characteristics. The vegetative phase is characterized by the downward expansion of root systems, leaf and stem growth. Certain varietals (auto-flowering hybrids) omit the vegetative stage and pass directly from seedling to pre- flowering. The length of the vegetative stage varies widely between varietals and depends significantly on the growing techniques selected. The duration of the vegetative phases is manipulated to obtain the desired results in terms of plant size and flowering time. (1 month to 3 months ).

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

Current Litigation Affecting MMPR Regulatory Regime

Allard Case

On March 21, 2014, an injunction was granted by the Federal Court of Canada to four appellants, including Neil Allard, who are appealing the regulations which came in to effect on April 1, 2014. The injunction provides that Authorizations to Possess [ATPs] medical marijuana granted under the MMAR that were valid on March 21, 2014 and associated Personal Use Production Licenses and Designated Production Licenses valid on September 30, 2013 remain valid under the terms of those authorizations, with the exception that the amount of marijuana that can be possessed under the ATP is now limited to 150 grams. The impact of the order is that approximately 37,500 licensees under the MMAR will be permitted to continue production and consumption of marijuana under the MMAR until such time as additional court rulings are made. The court order has no effect on the implementation of the MMPR going forward and no new licenses will be granted under the MMAR. On March 31, 2014, the Federal Government announced its intention to appeal the March 21, 2014 order. On December 15, 2014, the appeal by the Federal Government was denied by the courts.

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

Marketing and Advertising Restrictions Applicable to Our Joint Venture

Like traditional prescription-only drugs, the marketing and advertising of medical marijuana directly to consumers is prohibited in Canada, subject to certain limited exemptions for activities which are not primarily intended to promote the sale of a drug. Such exemptions include the dissemination of general corporate information, as well as non-promotional information regarding the existence and nature of pharmaceutical products, without reference to potential indications or therapeutic benefits. Drug manufacturers are also permitted to market products directly to health care providers through the provision of drug samples, sponsorship of continuing medical education, and the dissemination of information through sales representatives. In June, 2014 it was reported that Health Canada disseminated a memorandum to licensed producers providing additional guidelines and cautioning producers against certain promotional activities. These guidelines have not been made public. In November 2014 Health Canada disseminated letter to licensed producers and applicants providing additional strict guidelines on marketing and advertising. In light of the evolving guidelines regarding advertising of our planned products, we intend to restrict our product related advertising to health care professionals and to comply with all pertinent regulations. We anticipate that any advertising to the general public will be limited to general corporate information.

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

Status of Enertopia Joint Venture

The Enertopia joint venture has identified a production location in Burlington, Ontario, secured a lease to the facility and received municipal zoning approval for the proposed site in July, 2014. The joint venture`s license application to Health Canada under the MMPR was submitted in July, 2014 and is currently in the preliminary screening stage. We currently occupy 30,000 square feet of the planned facility space and may terminate the lease with 90 days notice to the landlord if our Health Canada application is refused for any reasons. The lease is payable in shares of our common stock. If we do not receive a ready to build letter from Health Canada by January 22, 2015, we will have no further obligations under the lease agreement. Alternately, the joint venture may continue under the lease agreement and the applicable rent shall be payable in cash or in shares at the discretion of the lessor. agreement ($8.25 per square foot of occupied space). Commencement of construction on the proposed facility is subject to successful completion of preliminary and enhanced screening, security clearance, application review, and the issuance of a ready-to-build letter from Health Canada. Following completion of construction (if applicable) the facility will be subject to successful inspection before a license may be granted. We are currently unable to provide a meaningful time estimate for completion of this process. We estimate that construction of the facility will take approximately 6 to 9 months from the time we obtain a ready-to-build letter. We are currently in step 2 of the process of enhanced screening.

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

ViPova Acquisition

On November 11, 2014, our Company acquired 51% of PoViva Tea LLC executed into an operating agreement to develop a business of legally producing, manufacturing, importing/exporting, testing, researching and developing, a line of CBD (cannabinoid)-infused teas, drinks and foods. Pursuant to the Agreement, as Manager, Lexaria will oversee aspects of the business including, but not limited to, Accounting, Marketing, Capital Investment, Capital Raising, Sales, Branding, Advertising and Fulfillment. The Founders will serve as Production Manager and be responsible for all aspects of production, product quality, licensing, testing, and product legality. It is also expected that both parties to this Agreement will assist the other to fulfill their obligations as needed and the cost of business will be borne by revenues earned by the company and general corporate funds. There is a Management Committee, whereby there are two representatives from Lexaria and one of the founding members.

In the production of the products, for each batch of CBD oil purchased as a raw material to be used in ViPova-branded products, The Production Manager will be responsible for assuring that the product inputs and the completed product comply with all applicable food and drug laws, and that the inputs and the finished products meet all applicable legal and quality standards including and as it relates to CBD content; THC content; molds and mildews; heavy metals; and may measure additional components. For a period of time ViPova brand will conduct an independent lab analysis to confirm that the inputs conform to all US laws and associated quality standards.

Lexaria is a strong supporter and advocate for the use of promising CBD-based therapies for people of all ages, including under the age of 25.

The US Federal government, through the US Department of Health and Human Services, owns US Patent #6,630,507, which among other things, claims that

“Cannabinoids have been found to have antioxidant properties, unrelated to NMDA receptor antagonism. This new found property makes cannabinoids useful in the treatment and prophylaxis of wide variety of oxidation associated diseases, such as ischemic, age-related, inflammatory and autoimmune diseases. The cannabinoids are found to have particular application as neuroprotectants, for example in limiting neurological damage following ischemic insults, such as stroke and trauma, or in the treatment of neurodegenerative diseases, such as Alzheimer's disease, Parkinson's disease and HIV dementia.”

It is in large part due to past research like this, that Lexaria is proud to be involved in the alternative health sector focused on the most efficient delivery of CBD’s to the human system possible.

For reference, cannabinoids are compounds that affect cannabinoid receptors located on many human cells. CB1 receptors are widely found within the human brain; and CB2 receptors are found with the human immune system and have been linked to anti-inflammatory and other responses.

Eighty-five different cannabinoids have been isolated from the cannabis plant, most of which do not have psychoactive properties. One that does have psychoactive properties is tetrahydrocannabinol (THC). Endocannabinoids are produced naturally in the human body while phytocannabinoids are produced in several plant species, most abundantly in the Cannabis plant.

Cannabidiol is one of the major phytocannabinoid forms of cannabinoids, contributing more than 35% of the extracts from the cannabis plant resin. Cannabidiol occurs naturally in other plant species beyond cannabis. For example the most widely acknowledged alternative source of phytocannabinoid is in the better understood Echinacea species, in widespread use as a dietary supplement. Most phytocannabinoids are virtually insoluble in water but are soluble in lipids and alcohol.

The Alternative Health sector is large and growing. A long term Medical Expenditure Panel Survey was conducted from 2002 until 2008 with at least 29,370 subjects asked repeatedly if they had seen any kind of health care practitioner in the previous six months. The survey recorded whether the health care provider was a “complementary and alternative medicine care professional,” including “homeopathic, naturopathic, or herbalist.”

Between 5.3% and 5.8% of the survey group at any one time reported that they had seen a complementary or alternative medicine provider. Based on the US population of ~319,000,000, this suggests between 16.9 million and 18.5 million Americans are seeking an alternative health care professional at any given time.

Meanwhile the Centers for Disease Control and Prevention, in an April 2011 NCHS Data Brief, reported that more than 50% of the population uses dietary supplements of one kind or another. Detailed findings from that report included:

•	Use of dietary supplements is common among the U.S. adult population. Over 40% used supplements in 1988–1994, and over one-half in 2003–2006.

•	Multivitamins/multiminerals are the most commonly used dietary supplements, with approximately 40% of men and women reporting use during 2003–2006.

•	Use of supplemental calcium increased from 28% during 1988–1994 to 61% during 2003–2006 among women aged 60 and over.

Status of ViPova Operations

As we previously reported, more than 150 million Americans drink tea every day, amounting to some 79 billion servings of tea in America every year. Our launch of ViPova Tea brand is meant to tap into this strong existing demand. PoViva Tea LLC has filed two patents pending to bind active CBD ingredients with a lipid, allowing for more efficient and comforting delivery of the CBD.

Our goal is to begin producing cash flows from these initiatives as soon as possible; focused on the immediate opportunities in the CBD-sectors derived from already-legal hemp. CBD’s (Cannabidiols) have been found by many researchers to have antioxidant properties and Lexaria plans to use the patent pending process it has acquired with ViPova teas, to infuse CBD’s into a number of popular food and beverages.

Lexaria is planning to launch a line of premium products, always relying on our patent pending CBD-infusion process, to bring CBD’s into the mainstream. Because CBD’s do not have psychoactive properties we expect our products to appeal to the widest possible customer base. Initially we will focus our sales efforts across the continental USA.

Lexaria has commissioned two new websites – one for ViPova-branded products and another for Lexaria branded products - which are currently under development. When the sites are in operation, customers will be able to place orders and interact with normal e-commerce capabilities. A national distribution center is also being contracted to ensure rapid and accurate fulfillment of all orders. A 1-800 ordering center will also be placed into operation.

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

There is strong competition relating to all aspects of the medical marijuana sector. We will actively compete for capital, skilled personnel, and in all other aspects of its operations with a substantial number of other organizations, many of which have greater technical and financial resources than our company. We will actively compete for medical marijuana projects and opportunities, and will constantly be facing competition by both smaller and larger companies in all geographical segments of the market. We also anticipate that our joint ventures will face considerable competition for industrial marijuana customers. According to Health Canada, as at August. 25, 2014, it had received 1,009 formal production license applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 14 productions licenses have been granted to 13 different producers. Despite the slow progress by Health Canada to grant production licenses under the MMPR, we anticipate that hundreds of production licenses will be granted by Health Canada across Canada and that our joint ventured will be required to compete with those licensees for medical marijuana consumers.

Competition in alternative health sectors in the USA is fierce. We expect to encounter competitive threats from existing participants in the sector and new entrants. Although PoViva Tea LLC has filed two patent pendings to protect intellectual property, there is no assurance that patents will be granted nor that other firms may not file superior patents pending.

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

Significant Acquisitions and Dispositions

On November 26, 2014 a Purchase and Sale Agreement was executed into between Lexaria Corporation, and Cloudstream Belmont Lake, LP for the purchase and sale of oil and gas working interests, net revenue interests and other interests in Belmont Lake, Mississippi for total consideration of $1,400,000. On December 5, 2014 the Lexaria Corporation closed the sale of Belmont Lake with Cloudstream Belmont Lake, LP. All outstanding debts were repaid in full through giving Lexaria total net proceeds of $721,807. None applicable.

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

Employees

We primarily have used the services of sub-contractors and consultants for manual labour exploration work and drilling on our oil and gas properties, and expect to also primarily use sub-contractors and consultants in the medical marijuana operations and alternative health products.

On May 12, 2009, we entered into a six month consulting agreement with BKB Management Ltd., a British Columbia company for a consideration of CAD$4,500 per month plus applicable taxes. Effective January 1, 2011, the consideration was increased to CAD$5,500 plus applicable taxes. BKB Management is a consulting company controlled by our chief financial officer, Bal Bhullar. Effective December 1, 2014, the Company entered into a new consulting agreement for consulting services of CAD$7,500 a month plus GST.

On November 27, 2008, we entered into a consulting agreement with CAB Financial Services Ltd., a British Columbia company. The consulting services provided by CAB Financial are on a continuing basis for a consideration of CAD$8,000 per month plus applicable taxes. CAB Financial is a consulting company controlled by our president, Christopher Bunka. Effective December 1, 2014, the Company entered into a new consulting agreement for consulting services of $10,000 a month plus GST.

On August 5, 2010 we entered into a three-month management agreement with Tom Ihrke, whereby Mr. Ihrke will act as the senior vice-president, business development for our company for consideration of $3,125 per month. On December 2, 2010, we entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the senior vice-president business development for our company. On October 3, 2011 Mr. Ihrke and our company amended the agreement whereby his title changed to manager, business development. Our company will pay a monthly consulting fee of $3,125. Effective January 15, 2012, the consulting agreement was decreased to $10 a month. Effective April 1, 2014, the amended consulting agreement has been increased to $5,000 per month. Effective December 23, the Company entered into a new Executive Management consulting agreement for consulting services of $3,000 a month.

On September 1, 2014, the Company entered into a one year contract with M&E Services Ltd.., wholly owned company by Allan Spissinger as Controller for CAD$2,500 plus GST. This contract amended on December 1, 2014 to CAD$3,400 a month plus GST.

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

New Accounting Pronouncements

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

Results of Operations – Three Months Ended November 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2014, which are included herein.

Our operating results for the three months ended November 30, 2014, for the three months ended November 30, 2013 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended November 30, 2014	Three Months Ended November 30, 2013	Change Between Three Months Period Ended November 30, 2014 and November 30, 2013
Income from Discontinued Operations	$48,918	$66,295	$(17,377)
General and administrative	398,073	141,763	256,310
Interest expense	31,544	58,625	(27,081)
Consulting fees	155,603	46,171	109,432
Professional Fees	58,364	280	58,084
Net Income (Loss)	(349,155)	(75,468)	(273,687)

Our accumulated losses increased to $8,662,638 as of November 30, 2014. Our financial statements report a net loss of $349,155 for the three month period ended November 30, 2014 compared to a net loss of $75,468 for the three month period ended November 30, 2013. Our income from discontinued operations have decreased for the three month period ended November 30, 2014 compared to the three month period ended November 30, 2013, by $17,377. This is a result of one month of revenue that the Company generated before the sale of Belmont Lake. Our general and administrative costs in the three month period ending November 30, 2014 were higher by $256,310, than the year-earlier period. This is primarily due to an increase in advertising, consulting fees, professional fees, and foreign exchange. In particular the consulting fees were higher by $109,432 for the three months ended November 30, 2014 compared to November 30, 2013, which was largely due to new consulting contracts signed with respect to the LOI’s signed in March, April, May and June of 2014. With respect to some of the consulting contracts, first milestone of Municipal Approval from Burlington, Ontario milestone was achieved resulting in additional consulting fees. These increased costs are due to the Company’s entrance into the Medical Marijuana business sector and alternative health products.

As at November 30, 2014, we had $789,360 in current liabilities. Our net cash used in operating activities for the three months ended November 30, 2014 was $173,214 compared to net cash used of $124,028 in the three months ended November 30, 2013.

Our total liabilities as of November 30, 2014 were $789,360 as compared to total liabilities of $918,038 as of August 31, 2013. This decrease is a result of repayment of short term loans.

Liquidity and Financial Condition

Working Capital

	November 30,	August 31,
	2014	2014
Current assets	$2,198,461	$2,567,474
Current liabilities	789,360	918,038
Working capital (Deficiency)	$1,409,101	$1,649,436

Cash Flows

	Three Months Ended
	November 30,	November 30,
	2014	2013
Cash flows (used in) provided by operating activities	$(173,214)	$124,028
Cash flows (used in) investing activities	Nil	(64,381)
Cash flows provided by (used in) financing activities	(98,743)	Nil
Increase (decrease) in cash and cash equivalents	(271,957)	59,647

Operating Activities

Net cash used in operating activities was $173,214 for the three months ended November 30, 2014 compared with net cash provided in operating activities of $124,028 in the same period in 2013. This was a result of payments of loan payable in the three months ended November 30, 2014.

Investing Activities

Net cash provided in investing activities was $Nil in the three months ended November 30, 2014 compared to net cash used in investing activities was $64,381 in the same period in 2013.

Financing Activities

Net cash used in financing activities was $776,936 in the three months ended November 30, 2014 compared to net cash used by financing activities of $nil in the same period in 2013. This was a result of the Company repaid debt in full for the three months ended November 30, 2014.

Oil and gas sales volume comparisons for the three months ended November 30, 2014 compared to the three months ended November 30, 2013

For the three month period ended November 30, 2014, the Company had $48,918 in revenues compared to $66,295 in revenues for the same three month period in the prior year. Oil revenues in the first three months of the 2014 fiscal year were lower than those of the same period in fiscal 2013. The decrease in our oil and gas revenues for the three months ended November 30, 2014 was because we had only one month revenue in the current period prior to the sale of Belmont Lake.

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

As of November 30, 2014, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2014, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of November 30 we no longer participate in the oil and gas business and have any plans to drill any oil or gas wells or otherwise participate within the industry. To the extent that we did own oil & gas assets during the period ended November 30, we include below our risk factors for the oil & gas industry.

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

We had cash in the amount of $131,073 and working capital surplus of $1,409,099 as of quarter ended November 30, 2014. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

For the three months ended November, 2014, we have earned revenues of $48,918. We no longer have oil or gas reserves that are deemed proved, probable or possible pursuant to American standards of disclosure for oil and gas activities. All of our former wells were in Mississippi, USA.

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

Our independent certified public accounting firm, in the notes to the audited financial statements for the ten-month ended November 30, 2014 states that there is a substantial doubt that we will be able to continue as a going concern.

As at November 30, 2014, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

Our company has no operating history within either the legal medical marijuana sector nor in the legal cannabidiol infused product sector. Moreover, our business model is still evolving, subject to change, and will rely on the cooperation and participation of our joint venture partners. Our company's ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations has and we no proven history of performance, earnings or success. There can be no assurance that we will achieve profitability or obtain future financing.

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

Item 6.	Exhibits

Exhibit	Description
Number

(i) Articles of Incorporation; and (ii) Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
10.1	Consulting Agreement with CAB Financial dated December 1, 2014
10.2	Consulting Agreement with BKB Consulting dated December 1, 2014
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications
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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
01/12/2015

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
01/12/2015