Form 10-Q
period 2015-02-28
LEXARIA CORP.
filed 2015-04-14
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File Number _________________________

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
34,682,984 common shares issued and outstanding as of March 23, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended February 28, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	February 28	August 31
	2015	2014
ASSETS

Current
Cash and cash equivalents	$792,017	$703,030
Accounts receivable	35,019	97,003
Inventory (Note 5)	77,588	-
Assets Held For Sale (Note 7)	-	1,400,000
Prepaid expenses and deposit	253,214	367,441
	1,157,838	2,567,474

Medical Marijuana Investments (Note 7)	52,662	67,662

TOTAL ASSETS	$1,210,500	$2,635,136

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$36,377	$93,553
Loan payable (Note 10)	-	776,936
Share Subscriptions Receivable	-	45,780
Due to a related party (Note 11)	1,769	1,769

Total Current Liabilities	38,146	918,038

Share Capital Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 34,682,984 common shares at February 28, 2015 and 34,249,690 common shares at August 31, 2014	34,682	34,249
Additional paid-in capital	10,212,784	10,033,438
Shares to be refund	-	(35,200)
Deficit	(9,102,554)	(8,315,389)
Equity attributable to shareholders of the Company	1,144,912	1,717,098
Non-Controlling Interest	27,442	-
Total Stockholders' Equity	1,172,354	1,717,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,210,500	$2,635,136

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28		February 28

	2015	2014	2015	2014
Revenue
Sales	2,883	-	2,883	-
Cost of Goods Sold
Cost of Inventory	2,052	-	2,052	-

Gross profit (loss)	831	-	831	-

Expenses
Accounting and audit	4,818	26,036	38,818	28,292
Insurance	1,554	1,513	3,072	3,305
Advertising and promotions	50,270	-	97,381	-
Bank charges and exchange (gain)loss	5,503	(39,623)	(5,983)	(52,513)
Stock Based Compensation	159,460	-	174,720	-
Consulting (note 11)	161,299	64,742	301,642	110,913
Fees and Dues	17,096	9,313	28,743	17,804
Interest expense from loan payable (note 10)	-	49,868	31,544	108,494
Legal and professional	11,814	564	36,178	844
Office and miscellaneous	5,427	1,066	11,050	1,178
Research and Development	240		48,279	-
Rent	25,856	6,498	53,962	17,155
Telephone	2,331	558	3,673	2,353
Taxes	3,578	-	3,578
Travel	10,193	7,178	15,855	12,357
MMJ impairment expense	-	-	15,000	19,293

	459,439	127,713	857,512	269,475

(Loss) from continuing operations	(458,608)	(127,713)	(856,681)	(269,475)

Income (loss) from discontinued operations	-	1,240	48,918	67,535

Net (loss) for the period	(458,608)	(126,473)	(807,763)	(201,940)
Net (loss) attributable to:
Common shareholders	(439,916)	-	(787,165)	-
Non-Controlling Interest	(18,692)	-	(20,598)	-

Basic and diluted (loss) per share	(0.01)	(0.01)	(0.02)	(0.01)

Weighted average number of common shares outstanding
- Basic and diluted	32,053,775	16,431,452	32,053,775	16,431,452

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended
	February 28	February 28

	2015	2014
Cash flows used in operating activities
(Loss) from continuing operations	(856,681)	(269,475)
Income (loss) from discontinued operations	$48,918	67,535
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - Stock based compensation	174,720	-
Depletion	-	117,716
MMJ impairment expenses	15,000	-
Other non-cash items	48,039	(10,694)
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	61,984	(18,234)
(Increase)/ Decrease in inventory	(77,588)	-
(Increase)/ Decrease in prepaid expenses and deposit	108,707	(1,507)
Increase in accounts payable and accrued liabilities	(57,176)	18,485

Net cash used in operating activities	(534,077)	(96,174)

Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	-	67,534
Proceeds from sale of oil and gas property	721,806

Net cash used in investing activities	721,806	67,534

Cash flows from financing activities
Payments of loan payable	(98,742)	-

Net cash from financing Activities	(98,742)	-

Increase (Decrease) in cash and cash equivalents	88,987	(28,640)
Cash and cash equivalents, beginning of period	703,030	65,542
Cash and cash equivalents, end of period	$792,017	36,902

Supplemental information of cash flows:
Interest paid in cash	$98,742	58,625

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)
(Unaudited)

	COMMON STOCK

			ADDITIONAL		SHARES		TOTAL
			PAID-IN		TO BE		STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	RETURNED	NCI	EQUITY

Balance, October 31, 2013	16,431,452	16,432	7,140,148	(5,057,677)			2,098,903
Shares issued for PP @ $0.06	500,000	500	29,500				30,000
Shares issued for services @ $0.10	1,500,000	1,500	178,500				180,000
Shares issued for services @ $0.40	150,000	150	62,850				63,000
Shares issued for services @ $0.60	20,833	21	12,479				12,500
Shares issued for PP @ $0.12	11,419,999	11,420	1,246,735				1,258,155
Shares issued for option exercise @ $0.35	50,000	50	17,450				17,500
Stock Options issued @ $0.60			26,112				26,112
Shares issued for debt conversion @$0.35	552,380	552	192,781				193,333
Shares issued per LOI @ $0.40	555,000	555	221,445				222,000
Shares issued per agreement @ $0.39	110,000	110	42,790				42,900
Shares issued per agreement @ $0.32	550,000	550	175,450				176,000
Stock Options issued @ $0.25			183,432				183,432
Shares issued for option exercise @ $0.10	50,000	50	4,950				5,000
Shares issued per agreement @ $0.30	55,000	55	16,445				16,500
Shares issued per agreement @ $0.26	880,000	880	263,120				264,000
Shares issued per LOI @ $0.30	91,662	92	27,408				27,500
Shares issued per agreement @ $0.16	82,031	82	13,043				13,125
Shares issued for PP @ $0.15	1,251,333	1,250	178,800				180,050
Share to be cancelled					(35,200)		(35,200)
(Loss) for the period				(3,257,712)			(3,257,712)

Balance, August 31, 2014	34,249,690	34,249	10,033,438	(8,315,389)	(35,200)		1,717,098
Shares Cancelled	(110,000)	(110)	(35,090)		35,200		-
Shares issued for PP @$0.15	305,200	305	45,475				45,780
Non-controlling Interest						27,442	27,442
Shares issued per agreement @$0.105	238,094	238	24,762				25,000
Stock Options issued @ $0.11 and $0.10			144,199				144,199
(Loss) for the period				(787,165)			(787,165)
Balance, February 28, 2015
	34,682,984	34,682	10,212,784	(9,102,554)	-	27,442	1,172,354

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2015
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited consolidated interim financial statements for the six months ended February 28, 2015 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2014 audited annual financial statements and notes thereto.

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

The Company’s unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $787,166 for the six months ended February 28, 2015 (February 28, 2014: $201,940) and at February 28, 2015 had a deficit accumulated since its inception of $9,083,099 (August 31, 2014: $8,315,389). The Company has working capital surplus of $1,094,689 as at February 28, 2015 (August 31, 2014 working capital surplus: $1,649,436). The Company requires additional funds to maintain its existing operations and developments. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is difficult.

These unaudited consolidated interim financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3.	Business Risk and Liquidity

The Company is subject to several categories of risk associated with its operating activities. The production and sale of medical marijuana and alternative health products are emerging industries in which business practices are not yet standardized and are subject to frequent scrutiny and evaluation by federal, state, provincial, and municipal authorities, academics, and media outlets, among others, Although we intend to develop our businesses in accordance with best ethical practices, we may suffer negative publicity if we, our partners, contractors, or customers are found to have engaged in any environmentally insensitive practices or other business practices that are viewed as unethical.

Our operations may require licenses and permits from various governmental authorities to build and install Medical Marijuana Investment operations. We believe that we will be able to obtain all necessary licenses and permits under applicable laws and regulations for our operations and believe we will be able to comply in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits, and failing to obtain or retain required licenses could have a materially adverse effect on the Company..

4.	Significant Accounting Policies

a)	Basis of Consolidation

The unaudited interim consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiary, Lexaria CanPharm Corp. which was incorporated on April 4, 2014 under the laws of Canada, and 51%-owned subsidiary Poviva Tea, LLC which was incorporated on December 12, 2014, under the laws of the State of Nevada. All significant inter-company balances and transactions have been eliminated.

b)	Inventories and Cost of Sales

The Company has three major classes of inventory: finished goods, raw materials and supplies. In all classes, inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

c)	New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”)and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The FASB's Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A,“Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606)and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B,“Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In April 2014, the FASB issued new guidance on the definition of a discontinued operation that requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The new guidance narrows the focus of discontinued operations to those components that are disposed of or classified as held-for-sale and that represent a strategic shift that has or will have a major impact on the entity’s operations or financial results. The guidance is effective prospectively for all disposals or components initially classified as held-for-sale in periods beginning on or after December 15, 2014. Early adoption is permitted. Upon adoption, the Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

In August 2014, the FASB issued new guidance on determining when and how to disclose going -concern uncertainties in the financial statements. The new guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. Upon adoption, the Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

5.	Inventory

	February 28, 2015	August 31, 2014

Finished goods	$37,530	$-
Inventory labour	19,335	-
Raw materials	20,723	-
	$77,588	$-

6.	Capital Stock

Share Issuances

On September 26, 2014, the Company accepted and received gross proceeds of $45,780 for private placement at $0.15 per unit into 305,000 common shares of the Company and 305,200 warrants at $0.25 expiring March 26, 2016.

On July 14, 2014, the Company accepted Mr, Chris Hornung’s resignation with respect to his contract dated, April 24, 2014, whereby, the Company had entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. The Company’s 110,000 restricted common shares that were issued have also been cancelled and returned back to treasury on November 5, 2014.

On December 12, 2015, the Company issued 119,047 common shares of the Company at a price of $0.105 per common share to each of Marian Washington and Michelle Reillo as per the terms of the ViPova agreement.

As at February 28, 2015, Lexaria Corp. has 34,682,984 shares issued and outstanding and 13,259,913 warrants issued and outstanding.

The following table summarizes warrant existence in the period ended February 28, 2015:

		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2013	-	$-
Granted warrants with expiry date of November 1, 2015	500,000	0.10
Granted warrants with expiry date of September 21, 2015	10,600,000	0.25
Granted warrants with expiry date of April 1, 2015 *	552,380	0.40
Granted warrants with expiry date of February 12, 2016	1,302,333	0.25
Balance, August 31, 2014	12,954,713	$0.25
Granted warrants with expiry date of March 26, 2016	305,200	0.25
Balance, February 28, 2015	13,259,913	$0.25

7.	Discontinued Operations

On November 26, 2014 a Purchase and Sale Agreement was executed between Lexaria Corporation, and Cloudstream Belmont Lake, LP for the purchase and sale of oil and gas working interests, net revenue interests and other interests in Belmont Lake, Mississippi for total consideration of $1,400,000, which is subject to adjustments as provided in the Purchase and Sale Agreement. The final purchase price was $1,400,000, which closed on December 5, 2014. A total net amount of $721,806 was paid to the Company after all short term debts were paid out from the sale.

Accordingly, the results of the Company’s former oil and gas business have been reported as discontinued operations for all periods presented.

     Discontinued operations were comprised of :

	2015	2014
	February 28	February 28
	$	$
Income from discontinued from oil & gas operations	48,918	67,535

     Assets and liabilities of discontinued operations held for sale included the following:

	February 28, 2015	August 31, 2014
	$	$
Oil and gas properties-Proven	-	1,400,000
Total Assets	-	1,400,000

8.	Medical Marijuana Investment

On March 5, 2014, the Company has entered into a three year Joint Venture Agreement ("JV") with Enertopia Corp. and Mr. Robert McAllister (collectively, the "Parties"). Whereas Enertopia Corp (“ Enertopia”) and Robert McAllister will source opportunities in the business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the business (the "Joint Venture"), and Robert McAllister will join the Company as advisory board for the term of this Agreement. The Company issued Enertopia Corp. 1,000,000 shares and Robert McAllister 500,000 shares on signing of the Agreement. The Company agreed to additionally pay Enertopia a finder’s commission, received at the sole election of Enertopia in either cash or in common restricted shares of Lexaria, within a range of 2% - 5% of the value (less of taxes) of any future business acquisition, joint venture or transaction that Lexaria accepts and closes for the life of this Agreement. Lexaria as its initial Contribution, paid to McAllister 500,000 common restricted shares as compensation for entering the Joint Venture and for McAllister to initiate and during the term of the Agreement continue to provide to Lexaria opportunities for Lexaria to build its business. Lexaria agrees to additionally award McAllister 500,000 stock options to buy common shares of Lexaria, with terms to be specified and ratified by shareholder and regulatory approvals, as compensation for joining and serving as Chairperson of Lexaria’s marijuana business advisory board for the term of this Agreement.

On May 27, 2014, a letter of intent, executed on behalf of Lexaria Corp. and/or its wholly-owned subsidiary Lexaria CanPharm Corp. (the “Lessee”) and Arnprior Bay Property Limited, c/o Huntington Properties, (the “Lessor”) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at, Ontario (the “Building”) and to enter a finance agreement into Lexaria Corp and/or Lexaria CanPharm Corp. This Agreement remains in the planning stage only; no lease has been entered and no building acquired. Due to general backlogs with Health Canada and their processing of license applications, the Company has not yet pursued this opportunity.

On May 28, 2014, Enertopia and Lexaria signed a Definitive Agreement. Enertopia and Lexaria each wished to develop a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing, marijuana (the "Business") located in Ontario (the "Property"), and on or about April 10, 2014, the Parties entered a Letter of Intent that set forth the basic terms of a proposed joint venture agreement between Enertopia and Lexaria for those purposes. Lexaria issued 500,000 common shares to Enertopia. Such common shares to be released to Enertopia when a valid MMPR license has been received by Health Canada. In the event the Health Canada license has not been received within 24 months of the date of this Agreement, the Definitive Agreement restricted common shares shall be cancelled and returned to treasury. Enertopia wishes to acquire a license from Health Canada to designate Enertopia as a Licensed Producer pursuant to Canada's Marijuana for Medical Purposes Regulations (the "License"). The Parties entered into this Agreement to set out the terms and conditions by which Enertopia does own a 51% interest in the Business and Lexaria does own a 49% interest in the Business; and the terms and conditions on which the Parties will form and operate the joint venture to jointly participate in the Business (the "Joint Venture").

The Parties contribute the following as their initial contributions to the Business:

Enertopia, as its initial contribution, contributed $45,000 to the Joint Venture bank account.
Lexaria, as its initial contribution, contributed $55,000 to the Joint Venture bank account.

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

The parties did not form a separate legal entity as part of the Joint Venture Agreement; therefore, the Company accounts for the Joint Venture as a collaborative arrangement in accordance with ASC 808 “Collaborative Arrangements”. For the period ended February 28, 2015, the Company recorded $16,126 expenses related to such collaborative arrangement.

As at February 28, 2015, the Company recorded $7,662 of leasehold improvement and $45,000 fair market value of 500,000 restricted common shares issued to Enertopia as Medical Marijuana Investments. During the period, $15,000 has been included in MMJ impairment expenses which represent the fair market value changes for the common shares issued to Enertopia during the period.

On August 1, 2014, the Company signed an extension on an amended Letter of intent, that was executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014 as per the terms of the LOI, the Company issued 91,662 common shares at a deemed price of $0.30 per share. The lease has been extended for another 6 months at the rate of $7,562.50 per month to the Company, due for renewal or expiration on June 22, 2015.

9.	Alternative Health Product

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
•

Agree to grant to ViPova a Right of First Refusal to produce under “white-label,” additional cannabinoid (“CBD”) -based products on behalf of Lexaria, but Lexaria reserves the right to engage other producers should Lexaria, in its reasonable discretion, believe ViPova to be uncompetitive to supply the products requested by Lexaria.

•

As part of this Agreement, and once the terms of this Agreement have expired, the Founders will be automatically granted a lifetime license to personally produce products covered by patent numbers # 62010621 and 62037706. This personal license does not extend to any third party corporation, joint venture or partnership that would compete against PoViva Tea, LLC or Lexaria Corporation.

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

The acquisition of Vipova was treated as an acquisition of assets rather than a business combination because Vipova did not constitute a business. $48,039 acquired In-Process Research and Development has been expensed at the acquisition date in accordance with ASC 730-10-25-1.

10.	Loan Payable

			Carrying amounts
		Original amounts
Notes	Nature		February 28, 2015	August 31, 2014
		$	$	$
a)	Promissory Note	75,000	-	75,000
b)	Convertible debentures	620,000	-	58,666
c)	Convertible debentures	200,000	-	56,667
d)	Promissory Note	50,000	-	50,000
e)	Promissory Note	657,447	-	536,603

Total Outstanding		1,698,690	-	776,936
Loan payable – current		1,698,690	-	776,936
Loan payable - long term		-	-	-

All outstanding debts were paid as at December 5, 2014 through the sale of Belmont Lake by the purchaser by the close of the transaction.

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

On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 8f for details. On April 1, 2014, three of the parties converted their balance of $193,333 of principal remaining into 552,350 common shares at a price of $0.35 per share. As at February 28, 2015, the Company has paid down all of the debt outstanding of $58,666 (August 31, 2014: $354,665).

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

On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the terms on the loan, please refer to Note 10f for details. As at February 28, 2015, the Company has paid down all of the debt outstanding of $56,667 (August 31, 2014: $85,001).

d)

On March 30, 2012, the Company entered into a loan agreement with Christopher Bunka, our President, Chief Executive Officer and Director, (“Lender”) for a non-secured promissory note in the amount of $50,000 (the “Promissory Note”). The Lender agreed to purchase a non-secured 12% interest bearing Promissory Note of our company subject to and upon the terms and conditions of the agreement. The Promissory Note has a month to month term. This debt was been repaid in full during November 2014.

e)

On October 27, 2008 the Company entered into a Purchase Agreement in the amount of CAD$900,000 of Notes being purchased by the President (CAD$400,000), the President’s wholly- owned company (CAD$300,000) and a shareholder (CAD$200,000) of the Company (“Purchasers”). The Purchasers agreed to purchase an 18% interest bearing Promissory Note of the Company subject to and upon the terms and conditions of the Purchase Agreement. The Company’s obligations to repay the Promissory Note will be secured by certain specified assets of the Company pursuant to a Security Agreement. As long as the Promissory Note is outstanding, the Purchasers may voluntarily convert the Promissory Note to Common Shares at the conversion price of $0.45 per share of Common Stock. The Promissory Note matures on October 27, 2010 or by mutual agreement by all parties on October 27, 2009.

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

On July 10, 2009 the Purchasers converted $45,000 of the Promissory Note into equity at $0.05 per share. On October 27, 2009, 191,000 warrants were exercised for 95,500 common shares.

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

As at February 28, 2015, the Company has paid down all of the debt outstanding of CAD$563,108 (August 31, 2014: $44,917).

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

11.	Related Party Transactions

(a)

For the six months ended February 28, 2015, the Company paid $54,000 to CAB (2014: $48,000); to BKB Management Ltd. (“BKB”) CAD$39,000 (2014: CAD$33,000) for management, consulting and accounting services and to Thomas Ihrke $9,000 (2014: $nil) for executive management consulting. CAB is owned by the President of the Company and BKB is owned by the CFO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 10e). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. The debt was paid in full from the Belmont Lake sale. For the six months ended February 28, 2015, the Company paid/accrued interest expenses of CAD $6,833 (2014: CAD$13,638).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 10e). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. The debt was paid in full from the Belmont Lake sale. For the six months ended February 28, 2015, the Company paid/accrued interest expenses of CAD $17,902 (2014: CAD$35,806).

(d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 10a). The debt was paid in full from the Belmont Lake sale. For the six months ended February 28, 2015, the Company paid/accrued interest expenses of $3,375 (2014: $6,750).

(e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. The debt was paid in full from the Belmont Lake sale. For the six months ended February 28, 2015, the Company incurred interest expenses of $1,500 (2014: $3,000).

(f)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 10c, f). This loan agreement was amended for another year to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. On November 13, 2013, the Company refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013. The loan repayment schedule will be converted, with an effective date of December 1, 2013, to a new one year term loan with monthly interest payments at 18% on any declining balance, in arrears and all principal amounts not paid before then due in full on December 1, 2014; b) the first payment of interest shall be due on January 1, 2014; c) the Company will make ten (10) monthly principal payments, each of which is 1/10th of the principal amount owing at the time this Agreement goes into effect, beginning on March 1 2014 and repeating on the first day of each month thereafter until all the principal is paid. The debt was paid in full from the Belmont Lake sale. For the six months ended February 28, 2015, the Company has paid interest expense of $5,458 (2014: $11,912).

12.	Stock Options

During the period ended February 28, 2015, 1,425,000 stock options were granted on December 22, 2014 to Directors, Officers and consultants. The exercise price of the stock options is $0.11, 1,125,000 vesting immediately, 100,000 vesting in six month, and 100,000 vesting in 12 months expiring on December 22, 2019.

On February 4, 2015, the Company granted 250,000 stock options to consultants with an exercise price of $0.10, vesting immediately, expiring February 3, 2020.

For the six months ended February 28, 2015, the Company recorded $174,720 (February 28, 2014– $Nil) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the six months ended February 28, 2015 is presented below:

	Options Outstanding
		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, August 31, 2014	2,625,000	$0.24
Expired	(950,000)	0.20
Granted	1,675,000	0.11
Balance, February 28, 2015	3,350,000	$0.20

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	February 28,	August 31,
	2015	2014
Expected volatility	243%-249%	219%-252%
Risk-free interest rate	1.68%	1.72%-1.76%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.09-$0.10	$0.05-$0.69

A summary of the stock options as at ended February 28, 2015 is presented below:

February 28, 2015	Options outstanding			Options exercisable
Range of Exercise	Number of	Weighted average	Weighted average	Number of	Weighted average
prices	shares	remaining contractual life	exercise price	shares	exercise price
$0.20	150,000	0.46 years	$0.20	150,000	$0.20
$0.35	450,000	1.36years	$0.35	450,000	$0.35
$0.10	400,000	3.30 years	$0.20	400,000	$0.10
$0.60	50,000	4.07 years	$0.60	50,000	$0.60
$0.25	625,000	4.40 years	$0.25	625,000	$0.25
$0.11	1,425,000	4.82 years	$0.11	1,225,000	$0.11
$0.10	250,000	4.93 years	$0.10	250,000	$0.10
Total	3,350,000	2.26 years	$0.20	3,150,000	$0.20

13.	Commitments, Significant Contracts and Contingencies

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

On April 10, 2014, a letter of intent, was signed on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation (Lessee) and Mr. Jeff Paikin (Lessor) that sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located in Ontario (the “Building”) for the purposes of a licensed medical marijuana production facility. The Company issued the 55,000 common shares at a deemed price of $0.40 per the terms of the Letter of Intent to lease space in the building owned by the Lessor. The LOI was amended on July 22, 2014, subsequent to quarter end, on August 1, 2014, the Company signed an extension to an amended Letter of Intent that was executed on April 10, 2014. As per the terms of the extended Letter of Intent, on August 5, 2014, the Company issued 91,662 common shares at a deemed price of $0.30. In December 2014, the lease was been extended for another six months at CDN$7,562.50 per month to the Company and is due for renewal or expiration on June 22, 2015.

On April 14, 2014, the Company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the Company issued 110,000 common shares at a deemed price of $0.39. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,650,000 common shares of the Company. On July 17, 2014, the Company issued 165,000 common shares at a deemed price of $0.26. No common shares issued since July 17, 2014.

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

See also Note 7 and 8.

14.	Segmented Information

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Alternative	Marijuana
	Oil and Gas	Health Products	business	Corporation	Total
	$	$	$	$	$
Revenue	48,918	2,883	-		51,801
Operation expenses	-	90,074	31,126	736,312	857,512
Total assets		121,556	52,662	1,036,282	1,210,500

15.	Subsequent Events

1.

On March 26, 2015, the Company announced the appointment John Docherty as President of Lexaria effective April 15, 2015. The Company executed twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with a monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has US$1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract.

2.	On March 26, 2015, the Company has granted 500,000 stock options to Mr. John Docherty. The exercise price of the stock options is $0.10, vesting immediately, expiring on March 26, 2020.

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

Overview

We were incorporated in the State of Nevada on December 9, 2004. We were an exploration and development oil and gas company engaged in the exploration for and development of petroleum and natural gas in North America from the date of incorporation until 2014. During 2014 we submitted an application to enter the legal medical marijuana business in Canada and also launched a cannabidiol-based food supplement company in the USA. We maintain our registered agent's office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (755) 322-0626.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "LXRP" and on the Canadian National Stock Exchange under the symbol “LXX”

The Company is diverse in its pursuit of business opportunities in the Medicinal Marijuana sector and alternative health products. In March of 2014, Lexaria began its entry into the medicinal marijuana business sector through an application to become a Licensed Producer under the MMPR in Canada. No such license has yet been granted. To achieve sustainable and profitable growth, the Company intends to control the timing and costs of its projects wherever possible. In November of 2014, Lexaria acquired 51% of ViPova Tea LLC in the production of CBD infused tea. CBD (Cannabidiol) derived from agricultural hemp is in the food supplement sector and is not in the medical marijuana sector.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

Our company was an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We were generating revenues from our business operations in Mississippi. Subsequent to year end, on November 26, 2014, we executed the sale of all or our working interests in Belmont Lake with a closing date of December 5, 2014. In March of 2014, we began our entry into the medicinal marijuana business through an application to become a Licensed Producer under the MMPR in Canada. No such license has yet been granted. The change of business was approved our shareholders during our Annual General Meeting held on June 11, 2014. In November of 2014, the Company acquired 51% of ViPova Tea LLC for alternative health products, in the food supplement sector.

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

Our company’s business plan contains two separate areas of focus: 1) to produce, cultivate and distribute medical marijuana in Canada under the Federal Government of Canada’s legislation currently known as MMPR; and 2) in the USA, introduce cannabidiol-infused food products extracted from Agricultural Hemp. Secondarily and more generally, we continue to investigate opportunities in the US legal regulated medical marijuana sector where possible; and to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the six month period ended February 28, 2015, we experienced the following significant corporate developments:

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

On December 12, 2014, the Company issued 238,094 common shares valued at $25,000 at $0.105 per share to Michelle Reillo and Marian Washington as per PoViva agreement signed on November 12, 2014.

On December 12, 2014, the Company signed an extension on an amended Preliminary Lease Agreement and Extension of LOI, that was first executed on April 10, 2014 on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). As a result the Company has the obligation to pay CDN$7,562.50 per month until the expiration or renewal of this agreement on June 22, 2015.

On December 22, 2014, the Company appointed Thomas Ihrke as Vice President of US Operations. The Company executed an eighteen month consulting contract with Mr. Ihrke with a monthly compensation of $3,000.

On December 22, 2014, the Company has granted 1,425,000 stock options to Directors, Officers and consultants. The exercise price of the stock options is $0.11, 1,125,000 vesting immediately, 100,000 vesting in six month, and 100,000 vesting in 12 months expiring on December 22, 2019.

On February 1, 2015 the Company signed a consulting agreement for up to five years with confirmed 6 months with Sequoia Partners Inc. to provide strategic and development of project objectives. The Company will pay monthly compensation of CAD$5,000 for six months.

On February 4, 2015, the Company has granted 250,000 stock options to Sequoia Partners Inc. The exercise price of the stock options is $0.10, vesting immediately expiring on February 3, 2020.

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

  production facilities may only be located indoors(greenhouses are also acceptable);

  production facilities must meet specified advanced security requirements to prevent and detect unauthorized access;

  producers may not operate storefronts;

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

  temperature and humidity control systems;
  automated irrigation systems;
  automated grow lighting;
  ventilation and air quality control systems;
  drying and curing room;
  product testing laboratory facilities;
  packaging room;
  storage vault;
  information technology and security control room; and
  administrative offices.

Production Facility Staffing Requirements

We anticipate that each of our planned facilities will require personnel acting in the following capacities:

  marijuana cultivation expert to oversee production activities;
  production assistants to provide support in all aspects of the cultivation and processing;
  information technology specialist to manage electronic records, inventory and sales;
  designated quality assurance specialist to monitor production standards and conduct routine product testing;
  financial controller/accountant;
  sales representative ; and
  operations manager/executive to oversee the entirety of the joint venture operations.

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
Step 7: Licensing

To date, Health Canada has not provided estimated or guaranteed process times for any application stage. According to Health Canada, as at August 25, 2014, it had received 1,009 formal production license applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 25 productions licenses have been granted to 23 different producers with only 2 licenses granted during the summer of 2014. Due to the slow progress, uncertain timing, and apparent backlog of production license application reviews by Health Canada, we are currently unable to determine with any accuracy when any of our applications under review will be processed.

Current Litigation Affecting MMPR Regulatory Regime

Allard Case

On March 21, 2014, an injunction was granted by the Federal Court of Canada to four appellants, including Neil Allard, who are appealing the regulations which came in to effect on April 1, 2014. The injunction provides that Authorizations to Possess [ATPs] medical marijuana granted under the MMAR that were valid on March 21, 2014 and associated Personal Use Production Licenses and Designated Production Licenses valid on September 30, 2013 remain valid under the terms of those authorizations, with the exception that the amount of marijuana that can be possessed under the ATP is now limited to 150 grams. The impact of the order is that approximately 37,500 licensees under the MMAR will be permitted to continue production and consumption of marijuana under the MMAR until such time as additional court rulings are made. The court order has no effect on the implementation of the MMPR going forward and no new licenses will be granted under the MMAR. On March 31, 2014, the Federal Government announced its intention to appeal the March 21, 2014 order. On December 15, 2014, the appeal by the Federal Government was denied by the courts. On February 23, 2015, the case commenced and is scheduled for three weeks.

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

On October 1, 2014 the Federal Government filed a notice to appeal the decision to the Supreme Court of Canada to determine whether medical marijuana patients have a constitutional right to edible medical marijuana products, such as cannabis oils, butters, teas and lotions. On March 20, 2015, the Supreme Court of Canada has scheduled to hear the case.

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

Some regulatory agencies do not officially recognize that a human endocannabinoid system exists.

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

Status of Operations

More than 150 million Americans drink tea every day, amounting to some 79 billion servings of tea in America every year. Our launch of ViPova Tea brand is meant to tap into this existing demand. Part of our corporate strategy is to build national brands through products that large groups of potential customers are already familiar and comfortable with.

PoViva Tea LLC has filed two patents pending to bind active CBD ingredients with a lipid, potentially allowing for more efficient and comforting delivery of the CBD.

Our goal is to begin producing cash flows from these initiatives as soon as possible; focused on the immediate opportunities in the CBD-sectors derived from hemp oil available in all 50 states. CBD’s (Cannabidiols) have been found by many researchers to have antioxidant properties and Lexaria plans to use the patent pending process it has acquired with ViPova teas, to infuse CBD’s into a number of popular food and beverages.

Lexaria is planning to launch a line of premium products, always relying on our patent pending CBD-infusion process, to bring CBD’s into the mainstream. Because CBD’s do not have psychoactive properties we expect our products to appeal to the widest possible customer base. Initially we will focus our sales efforts across the continental USA.

According to Nutrition Business Journal, the Organic Food sector was a $246 billion industry in the USA during 2014, while Dietary Supplements was a $34.6 billion industry. According to Arcview, Legal Cannabis was a $2.7 billion US industry last year and grew at 74%, but is clearly a much smaller industry sector than the more established food sectors. Lexaria has not yet determined whether our CBD-infused products will be accepted into any or all three of these particular sectors.

Lexaria has commissioned two new websites – one for ViPova-branded products and another for a new Lexaria website - which are currently under development. A third separate website is being planned, to be able to sell Lexaria-branded products. When the sites are in operation, customers will be able to place orders and interact with normal e-commerce capabilities. A national distribution center is also being contracted to ensure rapid and accurate fulfillment of all orders. A 1-800 ordering center has already been placed into operation.

Lexaria also intends to launch a “Lexaria Energy” brand that will be 100% owned by the Company. Under this brand, the Company plans to develop CBD-infused food products for people with active lifestyles, such as protein bars, protein shakes and other similar products. A protein bar is currently under development and recipe testing is underway. The Lexaria Energy brand is expected to utilize the same patent-pending infusion process across its product line as is currently used by the ViPova brand.

The Company does not know and cannot know whether these strategies will be successful, or if successful, how long it will take to gain consumer acceptance and customer loyalty.

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

Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 25 productions licenses have been granted to 23 different producers. Despite the slow progress by Health Canada to grant production licenses under the MMPR, we anticipate that hundreds of production licenses will be granted by Health Canada across Canada and that our joint ventured will be required to compete with those licensees for medical marijuana consumers.

Competition in alternative health sectors in the USA is fierce. We expect to encounter competitive threats from existing participants in the sector and new entrants. Although PoViva Tea LLC has filed two patent pendings to protect intellectual property, there is no assurance that patents will be granted nor that other firms may not file superior patents pending. Food supplements, organic foods, and health food markets are all well established and our Company will face many challenges trying to enter these markets.

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

Significant Acquisitions and Dispositions

On November 26, 2014 a Purchase and Sale Agreement was executed into between Lexaria Corporation, and Cloudstream Belmont Lake, LP for the purchase and sale of oil and gas working interests, net revenue interests and other interests in Belmont Lake, Mississippi for total consideration of $1,400,000. On December 5, 2014 Lexaria closed the sale of Belmont Lake with Cloudstream Belmont Lake, LP. All outstanding debts were repaid in full through giving Lexaria total net proceeds of $721,806.

We do not intend to purchase any significant equipment over the twelve months other than office computers, furnishings, and communication equipment as required, although that strategy could change if food manufacturing considerations demand it.

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

ViPova tea revenues are recorded using the sales method whereby our Company recognizes tea sales based on the amount of tea sold to purchasers. Cost of goods sold is recognized in the same period of which the revenue is earned.

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

Results of Operations – Three Months Ended February 28, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2015, which are included herein.

Our operating results for the three months ended February 28, 2015, for the three months ended February 28, 2014 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended February 28, 2015	Three Months Ended February 28, 2014	Change Between Three Months Period Ended February 28, 2015 and February 28, 2014
Income from Discontinued Operations	$	Nil	$1,240	$(1,240)
Sales		2,883	Nil	2,883
Cost of Goods Sold		2,052	Nil	2,052
General and administrative		459,439	127,713	331,726
Interest expense		Nil	49,868	(49,868)
Consulting fees		161,299	64,742	96,557
Professional Fees		16,632	26,600	(9,968)
Net Income (Loss)		(458,608)	(126,473)	(332,135)

Our accumulated losses increased to $9,102,554 as of February 28, 2015. Our financial statements report a net loss of $458,608 for the three month period ended February 28, 2015 compared to a net loss of $126,473 for the three month period ended February 28, 2014. Our general and administrative costs in the three month period ending February 28, 2015 were higher by $331,726, than the year-earlier period. This is primarily due to an increase in advertising, consulting fees, rent and stock based compensation. In particular the consulting fees were higher by $96,557 for the three months ended February 28, 2015 compared to February 28, 2014, which was largely due to consulting contracts signed for the Burlington project and contracts signed for ViPova tea with respect to the business acquisition. In addition, ViPova tea had costs in website development, legal and additional setup costs have which has increased the Company’s overall expenses. During the quarter there were stock options granted for an increased cost of $159,460 compared to $nil from the previous quarter of February 28, 2014.

Readers are cautioned that the Vipova sales of $2,883 were for a period of only several weeks which is an initial startup of a new business sector. The Company is building sales channels initially in internet-based locations, and also through the formation and launching of a direct sales model. Early revenue figures are not expected to be representative of longer term sales figures, and any single early order could be disruptive to longer term averages.

Results of Operations – Six Months Ended February 28, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 28, 2015, which are included herein.

Our operating results for the six months ended February 28, 2015, for the six months ended February 28, 2014 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended February 28, 2015	Six Months Ended February 28, 2014	Change Between Six Months Period Ended February 28, 2015 and February 28, 2014
Income from Discontinued Operations	$48,918	$67,535	$(18,617)
Sales	2,883	Nil	2,883
Cost of Goods Sold	2,052	Nil	2,052
General and administrative	857,512	269,475	588,037
Interest expense	31,544	108,494	(76,950)
Consulting fees	301,642	110,913	190,729
Professional Fees	74,996	29,136	45,860
Net Income (Loss)	(807,763)	(201,940)	(605,823)

Our accumulated losses increased to $9,102,554 as of February 28, 2015. Our financial statements report a net loss of $807,763 for the six month period ended February 28, 2015 compared to a net loss of $201,940 for the six month period ended February 28, 2014. Our income from discontinued operations have decreased for the six month period ended February 28, 2015 compared to the six month period ended February 28, 2014, by $18,617. This is a result of one month of revenue that the Company generated before the sale of Belmont Lake. Our general and administrative costs in the six month period ending February 28, 2015 were higher by $588,037, than the year-earlier period. This is primarily due to an increase in advertising, consulting fees, professional fees, and stock based compensation. In particular the consulting fees were higher by $190,729 for the six months ended February 28, 2015 compared to February 28, 2014, which was largely due to consulting contracts signed for the Burlington project and contracts signed for ViPova tea with respect to the business acquisition. In addition, ViPova tea had costs in website development, legal and additional setup costs have which has increased the Company’s overall expenses. During the six months ended February 28, 2015 stock options were granted in the amount of $174,720 compared to $nil from the previous six months ended February 28, 2014.

Readers are cautioned that the Vipova sales of $2,883 were for a period of only several weeks which is an initial startup of a new business sector. The Company is building sales channels initially in internet-based locations, and also through the formation and launching of a direct sales model. Early revenue figures are not expected to be representative of longer term sales figures, and any single early order could be disruptive to longer term averages.

As at February 28, 2015, we had $38,146 in current liabilities. Our net cash provided in operating activities for the six months ended February 28, 2015 was $534,077 compared to net cash used of $96,174 in the six months ended February 28, 2014. The large variance was from the cash received from the Belmont Lake sale in December 2014.

Our total liabilities as of February 28, 2015 were $38,146 as compared to total liabilities of $918,038 as of August 31, 2014. This decrease is a result of repayment of short term loans.

Liquidity and Financial Condition

Working Capital

	February 28,	August 31,
	2015	2014
Current assets	$1,157,838	$2,567,474
Current liabilities	52,662	918,038
Working capital (Deficiency)	$1,105,176	$1,649,436

Cash Flows

	Six Months Ended
	February 28,	February 28,
	2015	2014
Cash flows (used in) provided by operating activities	$(534,077)	$(96,174)
Cash flows (used in) investing activities	721,806	67,534
Cash flows provided by (used in) financing activities	(98,742)	Nil
Increase (decrease) in cash and cash equivalents	88,987	(28,640)

Operating Activities

Net cash used in operating activities was $534,077 for the six months ended February 28, 2015 compared with net cash used in operating activities of $96,174 in the same period in 2014. This was a result of the sale of Belmont Lake in December 2014.

Investing Activities

Net cash provided in investing activities was $721,806 in the six months ended February 28, 2015 compared to net cash used in investing activities was $67,534 in the same period in 2014.

Financing Activities

Net cash used in financing activities was $98,742 in the six months ended February 28, 2015 compared to net cash used by financing activities of $nil in the same period in 2014. This was a result of the Company repaid debt in full for the six months ended February 28, 2015.

Oil and gas sales volume comparisons for the six months ended February 28, 2015 compared to the six months ended February 28, 2014

For the six month period ended February 28, 2015, the Company had $48,918 in revenues compared to $67,535 in revenues for the same six month period in the prior year. Oil revenues in the six months of the 2015 fiscal year were lower than those of the same period in fiscal 2014. The decrease in our oil and gas revenues for the six months ended February 28, 2015 was because we had only one month revenue in the current period prior to the sale of Belmont Lake.

New operational revenues from ViPova Tea LLC began in January 2015. For the six month period ended February 28, 2015, the Company had $2,883 in revenues and cost of goods sold of $2,052.

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

As of February 28, 2015, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2015, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of February 28, 2015 we no longer participate in the oil and gas business and have any plans to drill any oil or gas wells or otherwise participate within the industry. To the extent that we did own oil & gas assets during the period ended February 28, 2015, we include below our risk factors for the oil & gas industry.

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

We had cash in the amount of $792,017 and working capital surplus of $1,119,692 as of quarter ended February 28, 2015. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

For the six months ended February 28, 2015, we have earned revenues from discontinued operations of $48,918. We no longer have oil or gas reserves that are deemed proved, probable or possible pursuant to American standards of disclosure for oil and gas activities. All of our former wells were in Mississippi, USA.

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

Our independent certified public accounting firm, in the notes to the audited financial statements for the ten-month ended February 28, 2015 states that there is a substantial doubt that we will be able to continue as a going concern. As at February 28, 2015, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

The success of our business plan relies in part on the timely processing by Health Canada of one or more of the various applications submitted by our joint ventures to become licensed producers under MMPR. According to Health Canada, as at August. 25, 2014, it had received 1,009 formal production licenses applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 25 productions licenses have been granted to 23 different producers. Due to the slow progress, uncertain timing, and apparent backlog of production license application reviews by Health Canada, we are unable to determine with any accuracy when any of our applications will be processed. Undue delays on the part of Health Canada in processing our application may result in our failure to meet contractual deadlines and termination of our joint ventures, or cause our joint ventures to incur additional expenses without the imminent prospect of revenues, which could cause our business to fail.

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

Our MMJ business plan relies upon our joint ventures with third parties including Enertopia Corp. We currently rely upon our joint venture partners to co-finance our MMJ business opportunities, and to contribute administrative support and MMJ expertise toward the development of our business opportunities. Each of our joint venture agreements may be terminated by our joint venture partners in the event that we do not fulfill our contractually mandated financial obligations in respect of the joint venture, or in the case of our joint venture with Enertopia, if that joint venture is not granted an MMJ production license in Canada by February, 2015. Similarly, our joint venture partners may not perform their contractual obligations to the joint venture. Because the performance and success of our business relies on the success of our joint ventures, the termination of any joint venture would materially harm our business prospects or cause our business to fail. Investors are advised that the information included in this Annual Report does not include information, such as the financial condition or qualifications of our joint venture partners, which may be useful to investors in evaluating the prospects of our joint ventures.

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
10/04/2015

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
10/04/2015`