Form 10-Q
period 2015-05-31
LEXARIA CORP.
filed 2015-07-14
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number ____________________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

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
39,932,984 common shares issued and outstanding as of July 11, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended May 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31
	2015	2014
ASSETS
Current
Cash and cash equivalents	$832,101	$703,030
Accounts receivable	21,632	97,003
Inventory	79,344
Assets Held For Sale	-	1,400,000
Prepaid expenses and deposit	224,819	367,441
	1,157,896	2,567,474

Patent	40,955	-
Medical Marijuana Investments (Note 7)	-	67,662
	40,955	67,662
TOTAL ASSETS	$1,198,851	$2,635,136

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable and accrued liabilities	$60,835	$93,553
Loan payable (Note 8)	-	776,936
Share Subscriptions Receivable	-	45,780
Due to a related party (Note 10)	1,769	1,769
Total Current Liabilities	62,604	918,038

TOTAL LIABILITIES	62,604	918,038

STOCKHOLDERS' EQUITY

Share Capital
Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 39,682,984 common shares at May 31, 2015 and 34,249,690 common shares at August 31, 2014	39,682	34,249

Additional paid-in capital	10,683,185	10,033,438
Shares to be returned	(500)	(35,200)
Deficit	(9,570,059)	(8,315,389)
Equity attributable to shareholders of the Company	1,152,308	1,717,098
Non-Controlling Interest	(16,061)	-
Total Stockholders' Equity	1,136,247	1,717,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,198,851	$2,635,136

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31		May 31	May 31

	2015	2014	2015	2014
Revenue
Sales	7,187	-	10,070	-
Cost of Goods Sold
Cost of Goods Sold	9,691	-	11,743	-
Other	-	-	-	-
	9,691	-	11,743	-

Gross profit (loss)	(2,504)	-	(1,673)	-

Expenses
Accounting and audit	7,007	9,409	45,825	37,701
Insurance	1,479	1,803	4,551	5,108
Advertising and promotions	96,841	-	194,222	-
Bank charges and exchange (gain) loss	2,872	14,240	(3,111)	(38,273)
Stock Based Compensation	68,061	-	242,781	-
Consulting (note 11)	210,078	373,670	511,720	484,583
Fees and Dues	17,964	11,702	46,707	29,506
Interest expense from loan payable (note 6,8)	-	53,123	31,544	161,617
Investor relation	-	-	-
Legal and professional	5,397	6,144	41,575	6,988
Office and miscellaneous	8,735	7,040	19,785	8,218
Research and Development	107		48,386	-
Rent	25,137	13,937	79,099	31,092
Telephone	2,081	1,519	5,753	3,872
Taxes	-	-	3,578
Travel	55,081	35,093	70,936	47,451
MMJ expense	7,664		22,664	-
Write-off of oil and gas property	-		-	19,293
	508,504	527,680	1,366,015	797,156
(Loss) for the period before other income	(511,008)	(527,680)	(1,367,688)	(797,156)
Income (Loss) from discontinued operations	-	89,684	48,918	157,218

Net (loss) for the period	(511,008)	(437,996)	(1,318,770)	(639,938)
Net (loss) attributable to:
Common Shareholders	(467,506)		(1,254,670)
Non-Controlling Interest	(43,502)		(64,100)

Basic and diluted (loss) per share	(0.01)	(0.03)	(0.04)	(0.04)

Weighted average number of common shares outstanding
- Basic and diluted	35,543,199	16,431,452	34,870,866	16,431,452

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Nine Months Ended
	May 31	May 31

	2015	2014
Cash flows used in operating activities
Net (loss) from continued operations	$(1,367,688)	$(797,156)
Income (loss) from discontinued operations	48,918	157,218
Net (loss) for the period	(1,318,770)	(639,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - Stock based compensation	196,998	-
Depletion	-	117,716
MMJ Joint Venture	222,662	-
Other non-cash items	48,039	(23,497)
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	75,371	30,675
(Increase)/Decrease in inventory	(79,344)	-
(Increase)/ Decrease in prepaid expenses and deposit	(32,376)	(418,031)
Increase in accounts payable and accrued liabilities	(32,718)	(36,423)
Net cash used in operating activities	(920,138)	(969,498)

Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	-	80,042
Proceeds from sale of oil and gas property	721,806	-
Patent	(40,955)	-
Net cash used in investing activities	680,851	80,042

Cash flows from financing activities
Payments of loan payable	(98,742)	(403,150)
Proceeds from private placement, convertible debt,	467,100	2,104,950
Net cash from financing Activities	368,358	1,701,800
Increase (Decrease) in cash and cash equivalents	129,071	812,3454
Cash and cash equivalents, beginning of year	703,030	65,542
Cash and cash equivalents, end of year	$832,101	$877,886
Supplemental information of cash flows:
Interest paid in cash	$98,742	$58,625
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL				TOTAL
			PAID-IN	SHARES TO			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	BE RETURNED	DEFICIT	NCI	EQUITY

Balance, October 31, 2013	16,431,452	16,432	7,140,148		(5,057,677)		2,098,903
Shares issued for PP @ $0.06	500,000	500	29,500				30,000
Shares issued for services @ $0.10	1,500,000	1,500	178,500				180,000
Shares issued for services @ $0.40	150,000	150	62,850				63,000
Shares issued for services @ $0.60	20,833	21	12,479				12,500
Shares issued for PP @ $0.12	11,419,999	11,420	1,246,735				1,258,155
Shares issued for option exercise @ $0.35	50,000	50	17,450				17,500
Stock Options issued @ $0.60			26,112				26,112
Shares issued for debt conversion @$0.35	552,380	552	192,781				193,333
Shares issued per LOI @ $0.40	555,000	555	221,445				222,000
Shares issued per agreement @ $0.39	110,000	110	42,790				42,900
Shares issued per agreement @ $0.32	550,000	550	175,450				176,000
Stock Options issued @ $0.25			183,432				183,432
Shares issued for option exercise @ $0.10	50,000	50	4,950				5,000
Shares issued per agreement @ $0.30	55,000	55	16,445				16,500
Shares issued per agreement @ $0.26	880,000	880	263,120				264,000
Shares issued per LOI @ $0.30	91,662	92	27,408				27,500
Shares issued per agreement @ $0.16	82,031	82	13,043				13,125
Shares issued for PP @ $0.15	1,251,333	1,250	178,800				180,050
Comprehensive income (loss):
(Loss) for the period					(3,257,712)		(3,257,712)

Balance, August 31, 2014	34,249,690	34,249	10,033,438	(35,200)	(8,315,389)		1,717,098
Shares Cancelled	(110,000)	(110)	(35,090)	35,200			-
Shares issued for PP @$0.15	305,200	305	45,475				45,780
Non-controlling Interest						(16,061)	(16,061)
Shares issued per agreement @$0.105	238,094	238	24,762				25,000
Stock Options issued @ $0.11 and $0.10			144,198				144,198
Shares issued for PP @$0.10	5,000,000	5,000	462,100				467,100
Stock Options issued @$0.10			52,802				52,802
Shares to be cancelled	-		(44,500)	(500)			(45,000)
Comprehensive income (loss):					(1,254,670)		(1,254,670)
Balance, May 31, 2015	39,682,984	39,682	10,683,185	(500)	(9,570,059)	(16,061)	1,136,247

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015
(Expressed in U.S. Dollars)
(Unaudited)

1.	Basis of Presentation

The unaudited consolidated interim financial statements for the nine months ended May 31, 2015 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2014 audited annual financial statements and notes thereto.

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

The Company’s unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $1,254,670 for the nine months ended May 31, 2015 (May 31, 2014: $639,936) and at May 31, 2015 had a deficit accumulated since its inception of $9,570,059 (August 31, 2014: $8,315,389). The Company has working capital surplus of $1,095,293 as at May 31, 2015 (August 31, 2014 working capital surplus: $1,649,436). The Company requires additional funds to maintain its existing operations and developments. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is difficult.

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

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”)and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The FASB's Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606)and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

5.	Inventory

	May 31, 2015	August 31, 2014

Finished goods	$73,232	$-
Raw materials	6,112	-
	$79,344	$-

6.	Capital Stock

Share Issuances

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

On December 12, 2014, the Company issued 119,047 common shares of the Company at a price of $0.105 per common share to each of Marian Washington and Michelle Reillo as per the terms of the ViPova agreement.

On May 14, 2015, the Company accepted and received gross proceeds of $500,000 for private placement at $0.10 per unit into 5,000,000 common shares of the Company and 5,000,000 warrants at $0.25 expiring May 14, 2017. A cash finders’ fee for $32,900 was paid to GMP Securities, Mackie Research and Peter Przygoda.; and 329,000 broker warrants with an exercise price of $0.20 for a period of twenty four months were issued to GMP, Mackie Research and Peter Przygoda.

As at May 31, 2015, Lexaria Corp. has 39,682,984 shares issued and outstanding and 18,036,533 warrants issued and outstanding.

The following table summarizes warrant existence in the period ended May 31, 2015:

		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2013	-	$-
Granted warrants with expiry date of November 1, 2015	500,000	0.10
Granted warrants with expiry date of September 21, 2015	10,600,000	0.25
Granted warrants with expiry date of April 1, 2015	552,380	0.40
Granted warrants with expiry date of February 12, 2016	1,302,333	0.25
Balance, August 31, 2014	12,954,713	$0.25
Warrants expired April 1, 2015	(552,380)	0.40
Granted warrants with expiry date of March 26, 2016	305,200	0.25
Granted warrants with expiry date of May 14, 2017	5,000,000	0.25
Granted warrants with expiry date of May 14, 2017	329,000	0.20
Balance, May 31, 2015	18,039,533	$0.25

7.	Discontinued Operations

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

Accordingly, the results of the Company’s former oil and gas business have been reported as discontinued operations for all periods presented.

Discontinued operations were comprised of :

	2015	2014
	May 31	May 31
	$	$
Income from discontinued from oil & gas operations	48,918	157,218

Assets and liabilities of discontinued operations held for sale included the following:

	May 31, 2015	August 31, 2014
	$	$
Oil and gas properties-Proven	-	1,400,000
Total Assets	-	1,400,000

8.	Medical Marijuana Investment

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

The parties did not form a separate legal entity as part of the Joint Venture Agreement; therefore, the Company accounts for the Joint Venture as a collaborative arrangement in accordance with ASC 808 “Collaborative Arrangements”. For the period ended May 31, 2015, the Company recorded $16,287 expenses related to such collaborative arrangement. Subsequent to quarter end, this agreement was terminated.

As at May 31, 2015, the Company wrote off $7,662 of leasehold improvement and $45,000 fair market value of 500,000 restricted common shares issued to Enertopia as Medical Marijuana Investments. Subsequent to quarter end the shares are being returned to treasury and cancelled. See Note 15(d).

On August 1, 2014, the Company signed an extension on an amended Letter of intent, that was executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014 as per the terms of the LOI, the Company issued 91,662 common shares at a deemed price of $0.30 per share. The lease has been extended for another 6 months at the rate of $7,562 per month to the Company, due for renewal or expiration on June 22, 2015. Subsequent to quarter end, the Company did not renew the lease LOI. See Note 15 (d).

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

Subsequent to quarter end, the Company filed Lexaria simultaneous filing of a U.S. utility patent application and an International patent application under the Patent Cooperation Treaty (PCT) procedure, both at the U.S. Patent and Trademark Office. These applications follow the Company’s 2014 and 2015 family of provisional patent application filings in the U.S. and serve two additional broad purposes.

The first of these was to expand potential intellectual property protection outside of the USA. Filing under the PCT allows the Company to elect to pursue patent protection in up to 148 nations around the world. The second purpose was to broaden the number of molecules for which intellectual patent protection is sought. Under the original patents pending, only the THC and CBD molecules, infused within a unique lipid-formulation technology, were pursued. Under the new patent applications, the list of molecules for which a unique delivery system were broadened to include THC, CBC, Nicotine, Non Steriodal Anit Inflammatories, and certain Vitamins. As at May 31, 2015, the Company capitalized of $40,955 for patent application.

10.	Loan Payable

			Carrying amounts
		Original amounts
Notes	Nature		May 31, 2015	August 31, 2014
		$	$	$
a)	Promissory Note	75,000	-	75,000
b)	Convertible debentures	620,000	-	58,666
c)	Convertible debentures	200,000	-	56,667
d)	Promissory Note	50,000	-	50,000
e)	Promissory Note	657,447	-	536,603

Total Outstanding		1,698,690	-	776,936
Loan payable – current		1,698,690	-	776,936
Loan payable - long term		-	0	-

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

(a)

For the nine months ended May 31, 2015, the Company paid $84,000 to CAB (2014: $48,000); to BKB Management Ltd. (“BKB”) CAD$61,500 (2014: CAD$49,500) for management, consulting and accounting services; to Thomas Ihrke $33,000 (2014: $5,000) for executive management consulting; and to Docherty Management Limited CAD$19,167 (2014: $Nil). CAB is owned by the CEO of the Company, BKB is owned by the CFO of the Company and Docherty Management Limited is owned by the President of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 10e). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. The debt was paid in full from the Belmont Lake sale. For the nine months ended May 31, 2015, the Company paid/accrued interest expenses of CAD $6,833 (2014: CAD$20,457).

(c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 10e). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. The debt was paid in full from the Belmont Lake sale. For the nine months ended May 31, 2015, the Company paid/accrued interest expenses of CAD $17,902 (2014: CAD$53,709).

(d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 10a). The debt was paid in full from the Belmont Lake sale. For the nine months ended May 31, 2015, the Company paid/accrued interest expenses of $3,375 (2014: $10,125).

(e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. The debt was paid in full from the Belmont Lake sale. For the nine months ended May 31, 2015, the Company incurred interest expenses of $1,500 (2014: $4,500).

(f)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 10c, f). This loan agreement was amended for another year to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. On November 13, 2013, the Company refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013. The loan repayment schedule will be converted, with an effective date of December 1, 2013, to a new one year term loan with monthly interest payments at 18% on any declining balance, in arrears and all principal amounts not paid before then due in full on December 1, 2014; b) the first payment of interest shall be due on January 1, 2014; c) the Company will make ten (10) monthly principal payments, each of which is 1/10th of the principal amount owing at the time this Agreement goes into effect, beginning on March 1 2014 and repeating on the first day of each month thereafter until all the principal is paid. The debt was paid in full from the Belmont Lake sale. For the nine months ended May 31, 2015, the Company has paid interest expense of $5,458 (2014: $17,868).

12.	Stock Options

During the period ended May 31, 2015, 1,425,000 stock options were granted on December 22, 2014 to Directors, Officers and consultants. The exercise price of the stock options is $0.11, 1,125,000 vesting immediately, 100,000 vesting in six months, and 100,000 vesting in 12 months; all expiring on December 22, 2019.

On February 4, 2015, the Company granted 250,000 stock options to consultants with an exercise price of $0.10, vesting immediately, expiring February 3, 2020.

On March 26, 2015, the Company granted 500,000 stock options to an Officer of the Company. The exercise price of the stock options is $0.10, vesting immediately and expiring on March 26, 2020.

For the nine months ended May 31, 2015, the Company recorded $229,702 (May 31, 2014– $Nil) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the nine months ended May 31, 2015 is presented below:

		Options Outstanding
		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, August 31, 2014	2,625,000	$0.24
Expired	(950,000)	0.20
Granted	2,175,000	0.11
Balance, May 31, 2015	3,850,000	$0.20

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31, 2015
Expected volatility	243%-249%
Risk-free interest rate	1.68-1.47%%
Expected life	5.00 years
Dividend yield	0.00%
Estimated fair value per option	$0.08-$0.10

A summary of the stock options as at ended May 31, 2015 is presented below:

May 31, 2015		Options outstanding		Options exercisable

Range of Exercise	Number of	Weighted average	Weighted average	Number of	Weighted average
prices	shares	remaining contractual life	exercise price	shares	exercise price
$0.20	150,000	0.21 years	$0.20	150,000	$0.20
$0.35	450,000	1.11years	$0.35	450,000	$0.35
$0.10	400,000	3.05 years	$0.20	400,000	$0.10
$0.60	50,000	3.82 years	$0.60	50,000	$0.60
$0.25	625,000	4.15 years	$0.25	625,000	$0.25
$0.11	1,425,000	4.67 years	$0.11	1,225,000	$0.11
$0.10	250,000	4.68 years	$0.10	250,000	$0.10
$0.10	500,000	4.82 years	$0.10	500,000	$0.10
Total	3,850,000	3.48 years	$0.20	3,650,000	$0.17

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

On July 1, 2013, the Company entered into a 2 year lease for the Kelowna office with monthly rental rate of $1,652 including GST. The lease renews on a month-to-month basis with a 3-month notice term beginning July 1, 2015.

On February 1, 2015 the Company signed a consulting agreement for up to five years with confirmed 6 months with Sequoia Partners Inc. to provide strategic and development of project objectives. The Company will pay monthly compensation of CAD$5,000 for six months.

On March 26, 2015, the Company announced the appointment John Docherty as President of Lexaria effective April 15, 2015. The Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with a monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has US$1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

				Alternative Health
		Oil and Gas		Products	Corporation		Total
	$		$			$
Revenue		48,918		10,070			58,988
					1,212,534
Operation expenses		-		153,481			1,366,015

Total assets				145,299	1,053,552		1,198,851

15.	Subsequent Events

a)	On June 8, 2015, the Company signed an investor relations and public relations agreement with TDM Financial for 60 days at a cost of $18,000.

b)

On June 8, 2015, the Company issued 250,000 common shares valued at $50,000 at $0.19 per share to a third party (50,000 common shares) and to another third party (200,000 common shares) with respect to agreements signed on April 2, 2015 and May 27, 2015.

c)

On June 11, Lexaria initiated the simultaneous filing of a U.S. utility patent application and an International patent application under the Patent Cooperation Treaty (PCT) procedure, both at the U.S. Patent and Trademark Office. These applications follow the Company’s 2014 and 2015 family of provisional patent application filings in the U.S. and serve two additional broad purposes.

d)

On June 11, 2015, Lexaria Corp. (the “Company”) entered into a Letter of Intent dated June 10, 2015 with Shaxon Enterprises Ltd. to sell its 49% interest with the MMPR Burlington application number 10QMM0610. The Burlington project related with Joint Venture Agreement dated May 28, 2014 with Enertopia Corp. based on developing a business of legally producing, manufacturing, propagating, importing/exporting, testing, researching and developing marijuana at the Burlington Location. This Joint Venture is to be terminated based on the closing of a definitive agreement to be entered into pursuant to the terms of the Letter of Intent with Shaxon Enterprises Ltd. 500,000 restricted common shares issued to Enertopia Corp. at a deemed price of $0.40 held in escrow will be returned back to Lexaria Corp. treasury and cancelled. On June 24, 2015, the Share Purchase Agreement was signed with Shaxon Enterprises Ltd.

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

Our company’s business plan is currently focused in the USA, on the introduction of cannabidiol-infused food products extracted from Agricultural Hemp. Secondarily and more generally, we continue to investigate opportunities in the US legal regulated medical marijuana sector where possible; and to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. We have filed for patent pending protection of what we believe to be a unique manner in which to deliver certain molecules such as THC, CBD, Nicotin, NSAIDs, and Vitamins. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the nine month period ended May 31, 2015, we experienced the following significant corporate developments:

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

On December 12, 2014, the Company signed an extension on an amended Preliminary Lease Agreement and Extension of LOI, that was first executed on April 10, 2014 on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). As a result, the Company had the obligation to pay CDN$7,562.50 per month until the expiration or renewal of this agreement on June 22, 2015.

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

On March 26, 2015, the Company announced the appointment John Docherty as President of Lexaria effective April 15, 2015. The Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with a monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has US$1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract.

On June 11, 2014 had adopted the 2014 Stock Option Plan. Based on this original Stock Option Plan, on March 26, 2015, the Company has granted 500,000 stock options to Mr. John Docherty. The exercise price of the stock options is $0.10, vesting immediately, expiring on March 26, 2020.

On May 15, 2015, Lexaria closed a private placement by issuing 5,000,000 units at a price of US$0.10 per unit for gross proceeds of US$500,000. Each Unit consists of one common share of the Company and one full transferable Share purchase warrant (“Warrant”). Each Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.25 per Warrant Share for a period of twenty four (24) months following closing. A cash finders’ fee for $32,900 was paid to GMP Securities, Mackie Research and Peter Przygoda.; and 329,000 broker warrants with an exercise price of $0.20 for a period of twenty four months were issued to GMP, Mackie Research and Peter Przygoda.

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

Subsequent to May 31, 2015, an agreement has been entered to sell our MMPR license application.

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

Marijuana Cultivation at our Planned Production Facilities

We intend to cultivate our medical marijuana using state of the art organic indoor growing techniques which will customized to optimize the quality, yield and desired potency of medicinal marijuana produced. On average, the indoor production cycle of marijuana from planting to harvest is 3 to 5 months in duration. However, the use certain varietals and growing techniques can shorten the production cycle to as little as 6 weeks or lengthen it to long as 8 months. An initial harvest grown from seed stock (rather than from planting a clone/trimming) will typically require an additional three to four months growing time. Each of our planned facilities will grow several varietals requiring varying production times. Each of our planned facilities will follow the following cultivation procedures:

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
Step 7: Licensing

To date, Health Canada has not provided estimated or guaranteed process times for any application stage. According to Health Canada, as at August 25, 2014, it had received 1,009 formal production license applications under the MMPR since its call for applications in 2013. Of those, 462 applications have been returned as incomplete, 201 have been rejected and 32 withdrawn. To date, 25 productions licenses have been granted to 23 different producers with only 2 licenses granted during the summer of 2014. Due to the slow progress, uncertain timing, and apparent backlog of production license application reviews by Health Canada, we were unable to determine with any accuracy when any of our applications under review will be processed.

An agreement has been entered to sell our interest in the MMPR license application.

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

On October 1, 2014 the Federal Government filed a notice to appeal the decision to the Supreme Court of Canada to determine whether medical marijuana patients have a constitutional right to edible medical marijuana products, such as cannabis oils, butters, teas and lotions. On March 20, 2015, the Supreme Court of Canada was scheduled to hear the case. On June 11, 2015, Owen Smith was acquitted by unanimous consent of the Supreme Court of Canada.

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

The proposed Burlington, Ontario facility is now comprised of 30,000 ft², with Lexaria/Enertopia having acquired a right of first refusal having been acquired for another 45,000 square feet totaling 75,000 ft² to accommodate future growth. Municipal approval has been obtained to use the site for our intended purposes. Planned production areas have 22 foot ceilings which could allow for the possibility of a 2nd mezzanine level in many areas for further expansion. The production target for the facility based on 30,000 ft² (with approximately 50% devoted to production space) is approximately 10,000 kilograms per year.

Status of Enertopia Joint Venture

The Enertopia joint venture has identified a production location in Burlington, Ontario, secured a lease to the facility and received municipal zoning approval for the proposed site in July, 2014. The joint venture`s license application to Health Canada under the MMPR was submitted in July, 2014 and is currently in the preliminary screening stage. We currently occupy 30,000 square feet of the planned facility space and may terminate the lease with 90 days notice to the landlord if our Health Canada application is refused for any reasons. The lease is payable in shares of our common stock. If we do not receive a ready to build letter from Health Canada by January 22, 2015, we will have no further obligations under the lease agreement. Alternately, the joint venture may continue under the lease agreement and the applicable rent shall be payable in cash or in shares at the discretion of the lessor. agreement ($8.25 per square foot of occupied space). Commencement of construction on the proposed facility is subject to successful completion of preliminary and enhanced screening, security clearance, application review, and the issuance of a ready-to-build letter from Health Canada. Following completion of construction (if applicable) the facility will be subject to successful inspection before a license may be granted. We are currently unable to provide a meaningful time estimate for completion of this process. We estimate that construction of the facility will take approximately 6 to 9 months from the time we obtain a ready-to-build letter. We are currently in step 2 of the process of enhanced screening. Subsequent to quarter end, this joint venture has been terminated.

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

Subsequent to quarter end, on June 11, 2015, Lexaria has initiated the simultaneous filing of a U.S. utility patent application and an International patent application under the Patent Cooperation Treaty (PCT) procedure, both at the U.S. Patent and Trademark Office. These applications follow the Company’s 2014 and 2015 family of provisional patent application filings in the U.S. and serve two additional broad purposes:

1)

Lexaria is seeking protection of its intellectual property under international treaties. To this end Lexaria has filed for PCT patent application protection. There are 148 countries that are signatories to the Patent Cooperation Treaty, including such major markets as Canada, China, India, much of Europe and the Middle East, the United Kingdom and Japan among others.

2)

Lexaria believes its lipid infusion technology has applications beyond the delivery of just cannabinoids. Based on further formulation testing, Lexaria has included additional lipophilic molecules that may be delivered via food and beverage formats utilizing its technology, widely encompassing three major new market opportunities for the Company: Nicotine; Nonsteroidal Anti-Inflammatories (NSAIDs); and Vitamins.

INTERNATIONAL PATENT PROTECTION
When Lexaria first began examining the legal medical cannabis market in 2013, and entered the market in 2014, the Company believed it could make an impact in perhaps both the Canadian and U.S. marketplaces. Our pursuit and development of technology has expanded our potential area of impact, both geographically and by sector. Because of the applicability of our technology to markets outside of the legal cannabis sector, we have taken the necessary steps to protect that intellectual property within larger global markets, regardless of whether they lie within the medical cannabis sector or in other unrelated sectors.

ADDITIONAL MOLECULES
NICOTINE. More than 99% of all nicotine that is consumed worldwide is delivered through smoking cigarettes. Approximately 6,000,000 deaths per year, worldwide, are attributed primarily to the delivery of nicotine through the act of smoking according to the Centers for Disease Control and Prevention, which also estimates that over $170 billion per year is spent just in the USA on direct medical care costs for adult smokers. 69% of U.S. adult smokers want to quit smoking and 43% of US adult smokers have attempted to quit in any twelve month period. Worldwide, retail cigarette sales were worth $722 billion in 2013, with over 5.7 trillion cigarettes sold to more than 1 billion smokers.

RELEVANCE: Lexaria postulates that delivery of nicotine to satisfy current demand, utilizing our patent pending lipid-delivery technology in common food groups, could shift demand from smoking cigarettes to alternative nicotine-based food products. Since most of the adverse health outcomes of nicotine consumption are associated with the delivery method and only to a lesser degree to the actual ingestion of nicotine, there could be a vast positive community health outcome through the reduction in smoking cigarettes. Additional research and regulatory compliant investigations would need to be conducted before otherwise healthy foods such as tea, coffee or energy bar snacks containing nicotine could be introduced. Nicotine is a named molecule in the latest Lexaria patent applications.

NSAID. Nonsteroidal Anti-inflammatories are the second-largest category of pain management treatment options in the world. The global pain management market was estimated at $22 billion in 2011, with $5.4 billion of this market being served by NSAID’s. The U.S. makes up over one-half of the global market. The opiods market (such as morphine) form the largest single pain management sector but are known to be associated with serious dependence and tolerance issues.

Some of the most commonly known NSAIDs are ASA (Aspirin), Ibruprofen (Advil, Motrin), and Acetaminophen (Tylenol). (Acetaminophen is not accepted by all persons to be an NSAID.) Although NSAIDs are generally a safe and effective treatment method for pain, they have been associated with a number of gastrointestinal problems including dyspepsia and gastric bleeding.

RELEVANCE: Lexaria postulates that delivery of NSAIDs through a lipid-based mechanism could provide the beneficial properties of pain relief with lessened negative gastrointestinal effects, and also potentially deliver lower dosages of active ingredients with similar pain management outcomes as current pill forms at higher dosages. ASA, Piroxicam, Diclofenac, Indomethacin, Ibruprofen, and Acetaminophen are all named molecules in the latest Lexaria patent applications.

VITAMINS. The global vitamin and supplement market is worth $68 billion according to Euromonitor. The category is both broad and deep, comprised of many popular and some lesser known substances. Vitamins in general are thought to be an $8.5 billion annual market in the U.S. The U.S. is the largest single national market in the world, and China and Japan are the 2nd and 3rd largest vitamin markets.

Vitamin E is fat soluble and can be incorporated into cell membranes which can protect them from oxidative damage. Global consumption of natural source vitamin E was 10,900 metric tons in 2013 worth $611.9 million.

RELEVANCE: Lexaria postulates that delivery of fat soluble vitamins through its patent-pending lipid-based delivery mechanism may result in less waste and lower dosages required than most current pill forms. As well, ingestion of pills is an unpleasant experience for many people so it is possible that vitamin delivery through common food groups could vastly expand market demand for this sector. Vitamin E is a named molecule in the latest Lexaria patent applications.

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

Competition

We were in the business of oil and gas properties for roughly 10 years. The petroleum industry is competitive in all its phases. We competed with numerous other participants in the search for and the acquisition of oil and natural gas properties, and in the marketing of oil and natural gas. Our competitors included oil and natural gas companies that have substantially greater financial resources, staff and facilities than ours. Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.

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

The growing, cultivating and selling of medical marijuana in Canada is subject to various Canadian federal, provincial and municipal requirements and regulations. We will from time to time be required to obtain licenses and permits from various governmental authorities in regards to the development of our property and joint venture interests. Prior to submitting an application to become a licensed producer of marijuana for medical purposes under the MMPR, each applicant must provide a written notice to local authorities to inform them of their intention to submit an application. The notice must include the applicant's name, the activities for which the license is sought (i.e. that activities are to be conducted in respect of cannabis), the site address (and of each building on the site, if applicable) at which the applicant proposes to conduct those activities, as well as the date when the application will be submitted to Health Canada. Thereafter, production facilities require a variety of municipal approvals and permits, including zoning approvals and construction permits. These required approvals and permits will vary from jurisdiction to jurisdiction. In light of the rigorous security standards imposed by the MMPR, we do not anticipate any significant obstacles in obtaining necessary permits and approvals. Each of our joint ventures will, however, select locations for prospective facilities based on the availability of municipal zoning allowances for our proposed activities.

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

Corporate Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia, V6E 4A4, for which we share 500 square feet of office space, which includes two executive offices for a monthly rental of CAD$1,208. Our telephone number is (604) 602-1675. We have another office located in Kelowna, for which we have 1,500 square feet of office space, which includes four executive offices for a monthly rate of CAD$826. Our current locations provide adequate office space for our purposes at this stage of our development.

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

On March 26, 2015, the Company announced the appointment John Docherty as President of Lexaria effective April 15, 2015. The Company executed twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with a monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has US$1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract. The following are payments upon achieving certain milestones during the time of his Consultancy with the Company.

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

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”)and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition. The FASB's Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606)and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

Results of Operations – Three Months Ended May 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2015, which are included herein.

Our operating results for the three months ended May 31, 2015, for the three months ended May 31, 2014 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended May 31, 2015	Three Months Ended May 31, 2014	Change Between Three Months Period Ended May 31, 2015 and May 31, 2014
Income from Discontinued Operations	$	Nil	$89,684	$(89,684)
Sales		7,187	Nil	7,187
Cost of Goods Sold		9,691	Nil	9,691
General and administrative		508,504	527,680	(19,176)
Interest expense		Nil	53,123	(53,123)
Consulting fees		210,078	373,670	(163,592)
Professional Fees		12,404	15,553	(3,149)
Net Income (Loss)		(511,008)	(437,996)	(73,072)

Our accumulated losses increased to $9,570,059 as of May 31, 2015. Our financial statements report a net loss of $511,008 for the three month period ended May 31, 2015 compared to a net loss of $437,996 for the three month period ended May 31, 2014. Our general and administrative costs in the three month period ending May 31, 2015 were lower by $19,176, than the year-earlier period. This is primarily due to the termination of the Burlington Joint Venture Agreement subsequent to the quarter and the reduced consulting fees. In addition, ViPova tea had start-up and business launch costs in website development, advertising, production, legal and additional setup costs have which have increased the Company’s overall expenses.

Readers are cautioned that the Vipova sales of $7,187 were for a period of only three months which is an initial startup of a new business sector. The Company is building sales channels initially in internet-based locations, and also through the formation and launching of a direct sales model. Initiatives are underway to increase exposure of the ViPova brand and increase ViPova store availability that could make the early Vipova sales figures non-representative. Early revenue figures are not expected to be representative of longer term sales figures, and any single early order could be disruptive to longer term averages.

Results of Operations – Nine Months Ended May 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended May 31, 2015, which are included herein.

Our operating results for the nine months ended May 31, 2015, for the nine months ended May 31, 2014 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended May 31, 2015	Nine Months Ended May 31, 2014	Change Between Nine Months Period Ended May 31, 2015 and May 31, 2014
Income from Discontinued Operations	$48,918	$157,218	$(108,300)
Sales	10,070	Nil	10,070
Cost of Goods Sold	11,743	Nil	11,743
General and administrative	1,366,016	797,155	568,861
Interest expense	31,544	161,617	(130,073)
Consulting fees	511,720	484,583	27,137
Professional Fees	87,400	44,689	42,711
Net Income (Loss)	(1,318,770)	(639,936)	(678,834)

Our accumulated losses increased to $9,570,059 as of May 31, 2015. Our financial statements report a net loss of $1,318,770 for the nine month period ended May 31, 2015 compared to a net loss of $639,936 for the nine month period ended May 31, 2014. Our income from discontinued operations have decreased for the nine month period ended May 31, 2015 compared to the nine month period ended May 31, 2014, by $108,300. This is a result of one month of revenue that the Company generated before the sale of Belmont Lake. Our general and administrative costs in the nine month period ending May 31, 2015 were higher by $568,861, than the year-earlier period. This is primarily due to an increase in advertising, consulting fees, professional fees, travel and stock based compensation. In particular the advertising costs were higher by $194,222 for the nine months ended May 31, 2015 compared to May 31, 2014, which was largely due to consulting contracts signed for the Burlington project and contracts signed for ViPova tea with respect to the business acquisition. Also stock based compensation was higher by $242,781 for the nine months ended May 31, 2015 compared to May 31, 2014. In addition, ViPova tea had costs in website development, legal and additional setup costs have which has increased the Company’s overall expenses. Subsequent to quarter end the Company has terminated the Burlington location Joint Venture Agreement with Enertopia Corp.

Readers are cautioned that the Vipova sales of $10,070 were for a period of only 4 months which is an initial startup of a new business sector. The Company is building sales channels initially in internet-based locations, and also through the formation and launching of a direct sales model. Early revenue figures are not expected to be representative of longer term sales figures, and any single early order could be disruptive to longer term averages. As at May 31, 2015, we had $62,604 in current liabilities. Our net cash used in operating activities for the nine months ended May 31, 2015 was $920,138 compared to net cash used of $969,496 in the nine months ended May 31, 2014.

Our total liabilities as of May 31, 2015 were $62,604 as compared to total liabilities of $918,038 as of August 31, 2014. This decrease is a result of repayment of short term loans.

Liquidity and Financial Condition

Working Capital

	May 31,	August 31,
	2015	2014
Current assets	$1,157,896	$2,567,474
Current liabilities	62,604	918,038
Working capital (Deficiency)	$1,095,292	$1,649,436

Cash Flows

	Nine Months Ended
	May 31,		May 31,
	2015		2014
Cash flows (used in) provided by operating activities	$(920,138	) $	(969,496)
Cash flows (used in) investing activities	680,851		80,042
Cash flows provided by (used in) financing activities	368,358		1,701,799
Increase (decrease) in cash and cash equivalents	129,071		812,345

Operating Activities

Net cash used in operating activities was $920,138 for the nine months ended May 31, 2015 compared with net cash used in operating activities of $969,496 in the same period in 2014.

Investing Activities

Net cash provided in investing activities was $680,851 in the nine months ended May 31, 2015 compared to net cash used in investing activities was $80,042 in the same period in 2014. The increase was from the Belmont Lake oil field sale.

Financing Activities

Net cash provided in financing activities was $368,358 in the nine months ended May 31, 2015 compared to net cash provided by financing activities of $1,701,799 in the same period in 2014. This was a result of the Company repaid debt in full for the nine months ended May 31, 2015 and private placement completed in May.

Oil and gas sales volume comparisons for the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014

For the nine month period ended May 31, 2015, the Company had $48,918 in revenues compared to $157,218 in revenues for the same nine month period in the prior year. Oil revenues in the nine months of the 2015 fiscal year were lower than those of the same period in fiscal 2014. The decrease in our oil and gas revenues for the nine months ended May 31, 2015 was because we had only one month revenue in the current period prior to the sale of Belmont Lake.

New operational revenues from ViPova Tea LLC began in January 2015. For the nine month period ended May 31, 2015, the Company had $10,070 in revenues and cost of goods sold of $11,743.

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

As of May 31, 2015, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2015, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of May 31, 2015 we no longer participate in the oil and gas business and have any plans to drill any oil or gas wells or otherwise participate within the industry. To the extent that we did own oil & gas assets during the period ended May 31, 2015, we include below our risk factors for the oil & gas industry.

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

We had cash in the amount of $832,101 and working capital surplus of $1,095,292 as of quarter ended May 31, 2015. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

For the nine months ended May 31, 2015, we have earned revenues from discontinued operations of $48,918. We no longer have oil or gas reserves that are deemed proved, probable or possible pursuant to American standards of disclosure for oil and gas activities. All of our former wells were in Mississippi, USA.

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

Our independent certified public accounting firm, in the notes to the audited financial statements for the nine-month ended May 31, 2015 states that there is a substantial doubt that we will be able to continue as a going concern.

As at May 31, 2015, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
11/07/2015

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
11/07/2015`