Form 10-K
period 2015-08-31
LEXARIA CORP.
filed 2015-11-27
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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
Yes [   ] No X

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2015 was $2,630,177 based on the average of the high and low bid and asked price of the Registrant’s shares of common stock on the OTC Bulletin Board or $0.09 on February 28, 2015. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
39,852,984 common shares as of August 31, 2015

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

General Overview

We were incorporated in the State of Nevada on December 9, 2004. We were an exploration and development oil and gas company engaged in the exploration for and development of petroleum and natural gas in North America from the date of incorporation until 2014. During 2014 we submitted an application to enter the legal medical marijuana business in Canada and also launched a hemp oil-based food supplement company in the USA. We maintain our registered agent's office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (755) 322-0626.

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

In March of 2014, our company began its entry into the medicinal marijuana business sector. On June 11, 2014 this change of business was approved by our company’s shareholders during our Annual General Meeting held on June 11, 2014. Additionally, on November 13, 2014, our Company sold all of our working interests in Belmont Lake, Mississippi.

On August 7, 2014, our company’s board of directors approved changing our year end from October 31 to August 31.

Our company pursues business opportunities in diverse industries including the food sciences, ready-to-eat food, and medicinal marijuana sectors. Our medicinal marijuana operations have sought to establish a licensed medical marijuana production facility in Canada under the Marihuana for Medical Purposes Regulations (“MMPR”) administered by Health Canada. Meanwhile, our food sciences activities include the development of our proprietary nutrient infusion technologies for the production of superfoods, and the production of food enhanced food products under our two consumer product brands, ViPovaTM and Lexaria Energy. Our patent pending lipid nutrient infusion technology is believed to enable higher bioavailability rates for CBD; THC; NSAIDs; Nicotine and other molecules than is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery. Lexaria has casued to be filed several patent pending applications with the US Patent Office, and also internationally under the Patent Cooperation Treaty (PCT). Lexaria hopes to reduce other common but less healthy ingestion methods such as smoking as it embraces the benefits of public health.

Historical Overview of our Business

On June 21, 2007, we acquired an assignment of a 10% gross working interest in an Area of Mutual Interest (AMI) formerly held by Brinx Resources Ltd, a non-related company, in up to 50 oil and gas wells to be drilled, and any future development prospects thereof associated, located in Mississippi, USA. Interests in seven wells previously drilled under the conditions of the AMI remain the property of Brinx Resources Ltd. and we were not a party to Brinx’s interest in these wells, while the right to assume the 10% gross working interest in the remaining 43 wells and any future development prospects thereof, belonged to our company. Because we already had a 40% gross working interest in this AMI, as a result of this transaction, we had a 50% gross working interest in the AMI.

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

3.	Mandatory conversion of the Warrants at the option of the Company upon the Company’s Common Stock closing at 200% of the applicable exercise price for twenty consecutive Trading Days.

4.	Two whole Warrants and the exercise price were required to purchase one share of the Company.

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

On July 29, 2010, we agreed with our operators at Belmont Lake not to proceed to drill a horizontal 12-4 well. Rather, two of the three proposed vertical wells 12-2, 12-4, or 12-5 were proposed to be drilled in August 2010. To take best advantage of this opportunity, our company cancelled all previous agreements relating to August 28, 2009 with respect to Belmont Lake horizontal well 12-4 and entered into three separate assignment agreements, of which all three were with people or companies with related management. Our company received total proceeds of $324,677 to fund additional interests in these wells. As a result, our company had a 32% perpetual gross interest in the wells (24.0% net revenue interest); as well as a 8% gross interest (6% net revenue interest) in the non-consent interest. The non-consent interest remains valid until such time as the well produces 500% of all costs and expenses back to the participants in the form of revenue, at which time the non-consent interest ends. Emerald Atlantic LLC, a company owned by a director of our company, had acquired from our company a 8.74% gross interest in the non-consent interest in two of the three vertical wells; and 0743608 BC Ltd. a company owned by our president, had acquired from our company a 20.79% gross interest in the non-consent interest in the two of the three vertical wells; an advisor to our company has acquired from our company 2.46% gross interest in the non-consent interest in two of the three vertical wells.

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

On November 16, 2010, we settled the debt incurred as a result of a consulting agreement, in the amount of $9,376 to Mr. Tom Ihrke by issuing 40,761 restricted shares of common stock of our company at a price of $0.23 per share.

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

On December 16, 2010, we entered into an assignment agreement with Emerald Atlantic LLC, a company solely owned by a director of our company, whereby Emerald Atlantic had paid a fee of $30,076 to earn 18% of a 4.423% share of our company’s net revenue interest after field operating expenses for a well to be drilled in Wilkinson County.

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

Lexaria entered into an Asset Purchase Agreement dated August 12, 2011, with Brinx Resources Ltd. to acquire 100% of its 10% gross working interest in the oil and gas interests located in Mississippi, USA. By acquiring the additional 10% working interest in Belmont Lake oil and gas field, Lexaria then had 42% working interest in Belmont Lake and retains its existing 60% working interest in the exploration wells on approximately 130,000 acres surrounding Belmont Lake in all directions. Lexaria had agreed to pay a total of US $400,000 and issue 800,000 common shares of the Company at $0.30 per share. A total of $430,000 in cash was paid.

On December 1, 2011, we closed a private placement offering of convertible debentures in the aggregate amount of $200,000. The convertible debentures mature on December 1, 2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures paid an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common share and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture. We also entered into a general security agreement with the subscribers, whereby the obligations to repay the convertible debenture are secured by our company’s working interest and production in and only in two oil wells located at Belmont Lake, Mississippi, with carrying value of $1M as of July 31, 2012. Two directors of our company, David DeMartini and CAB Financial Services Ltd., solely owned by our director, Christopher Bunka, subscribed to the convertible debentures with the amount of $200,000.

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

On November 22, 2012, we entered into an amendment to existing debt agreements totaling $930,000, with maturity dates of month to month and December 1, 2012 with CAB Financial Services Ltd., David DeMartini, Emerald Atlantic LLC, and other debt holders ofour company, whereby the various lenders have agreed to modify various terms of the earlier agreements and provide for a final debt repayment schedule ending in December 2013. Our company will repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt were the same as the existing debt agreement. These agreements were renegotiated in 2013.

On June 18, 2013, based on our 2010 Stock Option Plan, we granted 500,000 stock options to directors and officers, and a consultant of our company. The exercise price of the stock options is $0.10, vested immediately and expire on June 18, 2018.

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

The parties contributed the following as their initial contributions to the business:

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

Concurrently with the execution of our LOI with Enertopia, on April 10, 2014, we entered into a letter of intent with Jeff Paikin, and a corporation controlled by Mr. Paikin. Pursuant to the letter of intent, our company and Enertopia may jointly acquire a conditional lease as joint lessees of approximately 30,000 square feet of warehouse space located in the municipality of Burlington, Ontario. We also acquired the first right of refusal to lease an additional 45,000 square feet. The Lease was conditional for a period of 60 days in order to allow our company and Enertopia to confirm that the zoning applicable to the leased premises allows for us to establish a legal marijuana growing operation. In exchange for the lessor holding the leased premises for us for the 60 day conditional period, we issued 55,000 common shares at a deemed price of $0.40 to Mr. Paikin. If the Municipality did not grant the required zoning approval for this location during the conditional period, the agreement was to terminate without further obligation on the parties. If the zoning was approved, we were to pay base rent and expenses of CAD$8.25 per square foot per year for a minimum term of 5 years. The lease would thereafter be renewable at our option for 3 successive 5 year periods. On August 1, 2014, we signed an extension on the letter of intent, that was executed on April 10, 2014 on behalf of a corporation to be incorporated by our company and Enertopia Corporation (Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor), which sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement for warehouse space in the building located at Burlington, Ontario. On August 5, 2014, as per the terms of the letter of intent, we issued 91,662 common shares at a deemed price of $0.30 per share. This agreement was terminated on June 16, 2015.

On April 14, 2014, the company appointed Mr. Jeff Paikin to its Advisory Board for a period of not less than one year, but to be determined by certain performance thresholds described in the letter. Upon signing of the letter of acceptance the company issued 110,000 common shares at a deemed price of $0.39. Consulting agreement amended on June 18, 2014, Mr. Paikin can be eligible to receive up to a total of 1,650,000 common shares of the company. On July 14, 2014, the company issued 165,000 common shares at a deemed price of $0.30. This agreement was terminated on June 16, 2015

On April 24, 2014, we entered into a one year consulting contract with Clark Kent as Media Coordinator for a monthly fee of CAD$2,250 plus GST. Upon signing of the contract of acceptance we issued 110,000 common shares at a deemed price of $0.32. The consulting agreement was amended on June 18, 2014, pursuant to which Mr. Kent can be eligible to receive up to a total of 1,650,000 common shares of our company. On July 14, 2014, we issued 165,000 common shares at a deemed price of $0.30. This agreement was terminated on June 16, 2015.

On April 24, 2014, we entered into a one year consulting contract with Don Shaxon as Ontario operations manager for a monthly fee of CAD$3,375 plus GST. Upon signing of the contract of acceptance we issued 110,000 common shares at a deemed price of $0.32. The consulting agreement was amended on June 18, 2014, pursuant to which Mr. Shaxon can be eligible to receive up to a total of 1,650,000 common shares of our company. On July 14, 2014, we issued 165,000 common shares at a deemed price of $0.30. This agreement was terminated on June 16, 2015.

On April 24, 2014, we entered into a one year consulting contract with 490072 Ontario Ltd. operating as HEC Group, wholly owned company by Greg Boone as human resources manager. Upon signing of the contract of acceptance we issued 110,000 common shares at a deemed price of $0.32. The consulting agreement amended on June 18, 2014, pursuant to which Mr. Boone can be eligible to receive up to a total of 1,650,000 common shares of our company. On July 14, 2014, we issued 165,000 common shares at a deemed price of $0.30. This agreement was terminated on June 16, 2015.

On April 24, 2014, we entered into a one year consulting contract with Jason Springett as master grower for Ontario operations for a monthly fee of $3,375 plus GST. Upon signing of the contract of acceptance we issued 110,000 common shares at a deemed price of $0.32. The Consulting agreement was amended on June 18, 2014, pursuant to which Mr. Springett can be eligible to receive up to a total of 1,650,000 common shares of our company. On July 14, 2014, we issued 165,000 common shares at a deemed price of $0.30. This agreement was terminated on June 16, 2015.

On April 24, 2014, we entered into a one year consulting contract with 2342878 Ontario Inc., wholly owned company by Chris Hornung as assistant manager. Upon signing of the contract of acceptance we issued 110,000 common shares at a deemed price of $0.32. On July 14, 2014, we accepted Mr. Hornung’s resignation. In July 2015, 110,000 common shares of the Company were returned back to treasury.

On May 5, 2014, we entered into a one year consulting contract as Security Consultant with Bmullan and Associates, a company wholly owned by Brian Mullan. Upon signing of the contract of acceptance we issued 55,000 common shares at a deemed price of $0.30. Based on the milestones listed in the contract, Mr. Mullan or his company can be eligible to receive up to a total of 275,000 common shares of our company. On July 14, 2014, we issued 55,000 common shares at a deemed price of $0.30. This agreement was terminated on June 16, 2015.

On May 27, 2014, we entered into a letter of intent with Arnprior Bay Property Limited with the intent of entering into a lease agreement in Ontario to lease space to be approximately 24,000 square feet with an option to lease a further 22,000 square feet within 2 years, and an additional 49,000 square feet for a total of 95,000 square feet. The lease shall be conditional for a period of up to 180 days in order to obtain approval from the appropriate municipal authorities for zoning of a legal marijuana production facility. Due to local regulatory restrictions, no facility was ever leased.

On May 28, 2014, our company and Enertopia entered into a definitive agreement to develop a joint business for the production, manufacture, propagation, import/export, testing, research and development of marijuana in the Province of Ontario under the MMPR, Pursuant to the Agreement, ownership, revenues, and liability related to the the Joint Venture is 51% to Enertopia and 49% to Lexaria. Expenses incurred by the joint venture shall be allocated 45% to Enertopia and 55% to Lexaria. Enertopia shall be responsible for management of the joint venture for as long as it maintains majority ownership. To date, Lexaria and Enertopia have contributed $55,000 and $45,000 to the joint venture, respectively. The joint venture has identified a production location in Burlington, Ontario and received municipal approval for the site in July, 2014. We intend to engage an architect to design the production facility upon acceptance of our application. Construction is anticipated to cost approximately $3,000,000; Lexaria will be responsible for $1,650,000 of this cost. The joint venture is unable to estimate at this time when a production license might be granted by Health Canada, however it is seeking assurances from Health Canada prior to commencement of construction. This agreement was terminated on June 11, 2015 and 500,000 common shares issued by the Company to Enertopia were returned to treasury and cancelled.

On May 29, 2014, the Company received gross proceeds of $5,000 for the exercise of 50,000 stock options at $0.10 into 50,000 common shares of the Company.

On June 11, 2014, the Company held its Annual and Special Meeting of Shareholders for the following purposes:

1.	To elect Chris Bunka, Bal Bhullar, and Nicholas Baxter as directors of the Company for the ensuing year and until their successors are elected;
2.	To ratify MNP LLP our independent registered public accounting firm for the fiscal year ending October 31, 2014 and to allow directors to set the remuneration;
3.	To approve a change of business of the Company;
4.	To conduct an advisory vote on the compensation of our Company’s Named Executive Officers (the “Say-on-Pay Proposal”);
5.	To conduct an advisory vote on the frequency of future advisory votes on the compensation on our Company’s Named Executive Officers (the “Say –When-on-Pay Proposal”);
6.	To approve the adoption of the Company’s 2014 stock option plan; and
7.	To transact such other business as may properly come before the Meeting or any adjournment of the postponement thereof.

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

Our Current Business

Our Company was an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We were generating revenues from our business operations in Mississippi. On November 26, 2014, we executed the sale of all or our working interests in Belmont Lake with a closing date of December 5, 2014. In April of 2014, we began our entry into the medicinal marijuana business through the creation of a joint venture to establish a licensed medical marijuana production facility under the Marihuana for Medical Purposes Regulation in Canada. The change of business was approved our shareholders during our Annual General Meeting held on June 11, 2014. On June 26, 2015, we entered into a definitive agreement with a third party and our joint venture partner, Enertopia Corp., to sell our 49% interest in our medical marijuana joint venture. As at the date of this report we do not have any active projects in the medical marijuana sector.

In November of 2014, our Company acquired 51% of PoViva Tea LLC which produces hemp oil enriched teas and holds patent pending intellectual property for the enhancement of foods by lipid infusion. The acquisition marked our entry into in the food science and food supplement sector.

Our company’s business plan is currently focused in the USA, on the introduction of hemp oil-infused food products extracted from Agricultural Hemp. Secondarily and more generally, we continue to investigate opportunities in the US legal regulated medical marijuana sector where possible; to investigate expansions and additionas to our intellectual property portfolio; and, to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. We are seeking patent protection for what we believe to be a unique process for the nutritional delivery of certain molecules such as THC, CBD, Nicotin, NSAIDs, and Vitamins. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the past fiscal year we experienced the following significant corporate developments:

On September 26, 2014, the Company closed a private placement by issuing 305,200 units at a price of $0.15 per unit for gross proceed of $45,780. Each Unit consists of one common share of our company and one full non-transferable share purchase warrant (“Warrant”). Each Warrant will be exercisable into one further share (a “Warrant Share”) at a price of $0.25 per Warrant Share for a period of 18 months following closing. The Warrants are subject to an early acceleration provision pursuant to which, in the event that our company’s common shares at any time after 6 months and 1 day have elapsed from the closing of the offering, has been at or above CDN$0.60 for a period of 20 consecutive trading days, our company may, within 5 days thereafter issue to the subscribers a written notice advising of the accelerated expiry of the Warrants. Such written notice shall identify in reasonable detail the particulars of the acceleration event and identify the date (the "Warrant Accelerated Expiry Date") set for accelerated expiry, which in no event shall be less than 30 days after the mailing date of the written notice. For greater certainty, all Warrants shall expire and be of no further force or effect as of 4:30 pm (Pacific Time) on the Warrant Accelerated Expiry Date.

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

On December 12, 2014, the Company signed an extension on an amended Preliminary Lease Agreement and Extension of LOI, that was first executed on April 10, 2014 on behalf of Lexaria CanPharm Corp. - a wholly owned subsidiary of Lexaria, and Enertopia Corporation(Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). As a result, the Company had the obligation to pay CDN$7,562.50 per month until the expiration or renewal of this agreement on June 22, 2015. Concurrently with the extension of the lease our joint venture with Enertopia to establish a Burlington, Ontario, medical marijuana facility was extended to June 12, 2015.

On December 22, 2014, the Company appointed Thomas Ihrke as Vice President of US Operations. The Company executed an eighteen month consulting contract with Mr. Ihrke with a monthly compensation of $3,000.

On December 22, 2014, the Company has granted 1,425,000 stock options to Directors, Officers and consultants. The exercise price of the stock options is $0.11, 1,125,000 vesting immediately, 100,000 vesting in six months, and 100,000 vesting in 12 months, these options expiring on December 22, 2019.

On February 1, 2015 the Company signed a consulting agreement for up to five years with confirmed 6 months with Sequoia Partners Inc. to provide strategic and development of project objectives. The Company is obligated to pay monthly compensation of CAD$5,000 for six months.

On February 4, 2015, the Company has granted 250,000 stock options to Sequoia Partners Inc. The exercise price of the stock options is $0.10, vesting immediately and expiring on February 3, 2020.

On March 26, 2015, the Company announced the appointment John Docherty as President of Lexaria effective April 15, 2015. The Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with a monthly compensation of CAD$12,500 which shall increase to a total of CAD$15,000 per month effective at that time when the Company has US$1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract.

On June 11, 2014 had adopted the 2014 Stock Option Plan. Based on this original Stock Option Plan, on March 26, 2015, the Company has granted 500,000 stock options to Mr. John Docherty. The exercise price of the stock options is $0.10, vesting immediately, expiring on March 26, 2020.

On May 14, 2015, Lexaria closed a private placement by issuing 5,000,000 units at a price of US$0.10 per unit for gross proceeds of US$500,000. Each Unit consists of one common share of the Company and one full transferable Share purchase warrant (“Warrant”). Each Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.25 per Warrant Share for a period of twenty four (24) months following closing. A cash finders’ fee for $32,900 was paid to GMP Securities, Mackie Research and Peter Przygoda.; and 329,000 broker warrants with an exercise price of $0.20 for a period of twenty four months were issued to GMP, Mackie Research and Peter Przygoda. During August 2015, Peter Pryzygoda commission was reduced by $4,900 and his warrants were reduced to 108,500.

In June 2015, the Company filed s a U.S. utility patent application and an International patent application under the Patent Cooperation Treaty (PCT) procedure, both at the U.S. Patent and Trademark Office. These applications follow the Company’s 2014 and 2015 family of provisional patent application filings in the U.S. and serve two additional broad purposes. The first of these was to expand potential intellectual property protection outside of the USA. Filing under the PCT allows the Company to elect to pursue patent protection in up to 148 nations around the world. The second purpose was to broaden the number of molecules for which intellectual patent protection is sought. Under the original patents pending, only the THC and CBD molecules, infused within a unique lipid-formulation technology, were pursued. Under the new patent applications, the list of molecules for which a unique delivery system were broadened to include THC, CBC, Nicotine, Non Steriodal Anti Inflammatories, and certain Vitamins.

On June 8, 2015, we entered into an investor relations and public relations Services Agreement with TDM Financial for 60 days at a cost of $18,000.

Also on June 8, 2015, we issued 250,000 restricted common shares valued at $50,000 at $0.19 per share to Messrs Ron Keleher (50,000 common shares) and Scott Urquart (200,000 common shares) with respect to business development consulting agreements signed on April 2, 2015 and May 27, 2015.

On June 11, 2015, the Company entered into a letter of intent with Shaxon Enterpries Ltd. and Enertopia Corp. to sell its interest in in our Burlington Joint Venture with Lexaria Corp., including our interest in MMPR application number 10QMM0610 for the proposed Burlington, Ontario production facility. .

Subsequent to the LOI with Shaxon Enterprises Ltd. and Enertopia Corp., the Burlington Joint Venture between Enertopia and Lexaria which was entered into on May 28, 2014 was terminated due to the pending sale of the project. As a result of the termination, 500,000 restricted and escrowed shares of our common stock issued to Enertopia Corp. at a deemed price of $0.40 were returned to treasury and cancelled. The Enertopia and Lexaria Master Joint Venture Agreement entered into on March 5, 2014 is still effective and governs the relationship between the parties.

On June 26, 2015, we entered into a definitive agreement with Enertopia Corp. and Shaxon Enterprises Ltd. to sell our 49% interest in the Burlington Joint Venture and the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. All payments made pursuant to the Definitive Agreement would be divided 51% to Enertopia Corp. and 40% to our Company. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the grant of a production license for the Burlington facility. On August 17, 2015, the Company cancelled the 500,000 restricted common shares issued on July 22, 2015, as per an existing management consulting contract, to Docherty Management Limited. In their place, 420,000 restricted common shares have been issued at $0.20 per share to Docherty Management Limited as well as US$16,000 paid in order to compensate for the estimated tax burden of receiving restricted common shares that are not freely tradable.

On August 24, 2015, the Company announced potential industry-changing achievements in enhanced gastro-intestinal absorption of cannabidiol (CBD) utilizing Lexaria’s patent pending technology. The recent third-party testing was conducted in two phases of in vitro tests beginning in June and completed in August, 2015. The independent laboratory results have delivered average CBD permeability as high as 499% of baseline permeability, compared to CBD permeability without Lexaria’s technology.

Subsequent to year end, on September 16, 2015, the Company’s Board has appointed Ted McKechnie as a Director. He was issued 100,000 common shares of the Company at $0.19 per share and was awarded 100,000 stock options vested immediately and expiring in five years at an exercerise price of $0.19.

On October 6, 2015 we nnounced that our brand new Lexaria Energy10 Protein Bar will be in stock and available for sale on November 3, 2015. We believe that our Lexaria Energy10 bar is the world’s first gluten free bar fortified with active full spectrum hemp oil utilizing Lexaria’s patent pending technology for greater bioavailability. There are two different recipe formulations being introduced, each optimized for a slightly different purpose. The Cashew Berry Date vegan bar is optimized for pre-workout or pre afternoon use, with 10 grams of protein and a combination of dates, cherries and blueberries for energy from natural sugar sources. This 70 gram bar delivers energy for your workout or for your day to come. The 82 gram Chocolate Berry Date bar is optimized for post-workout and for afternoon or evening use. It has 21 grams of protein and 13 grams of fiber to provide comfort after strenuous activity.

Our Planned Medical Marijuana Production Operations

On June 7, 2013 the Government of Canada implemented new legislation, the Marijuana for Medical Purposes Regulations (MMPR), concerning the production and sale of medical marijuana. The MMPR permit the licensing of commercial growers beginning April 1, 2014, while eliminating existing regulations permitting the production of medical marijuana on a personal-use basis. The revised regulations create conditions for a commercial industry in Canada that is responsible for medical marijuana production and distribution, by eliminating small-scale, personal-use production. Commercial growers are now able to submit applications to Health Canada for the production of medical marijuana and, if licensed, supply patients who qualify for the product at a price that would be established by market forces and at the discretion of producers. To date, 26 producers have become licensed under the MMPR.

On June 26, 2015, we entered into a share purchase agreement with Shaxon Enterprises Ltd. and Enertopia Corp. to sell our 49% interest in our Burlington, Ontario medical marijuana project, including the MMPR application (no. 10MMPR0610) for our proposed production facility. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split 51% to Enertopia and 49% to our Company. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the grant of a production license for the Burlington facility.

Since June 12, 2015 the Company has had no direct involvement or ownership interest in any active or prospective operations or permit applications under the MMPR. We have further plans at ths time to apply for a license in any jurisdiction for the production or sale of legal medical marijuana.

Regulation of Medical Marijuana Production Applicable to our Previously Planned Production Facilities

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

Currently, the MMPR only permits the sale of dried marijuana; the production of concentrated or edible forms (oils, resins, teas or infusions) is not permitted. On March 21, 2014, the Court of Appeal of the Province of British Columbia ruled in the case of R v. Owen Edward Smith that the MMPR`s restriction on the production of edible marijuana products for medicinal purposes is unconstitutional. On June 11, 2015, Supreme Court of Canada affirmed the lower court’s decision. As a result of the Supreme Court of Canada decision, individuals authorized to possess marijuana under the MMPR and those falling under the terms of a court injunction (for example, Allard injunction, described below) may now possess marijuana derivatives for their own use . In order to eliminate uncertainty around a legal source of supply of marijuana, Health Canada has taken the immediate step of issuing a section 56 exemption under the Controlled Drugs and Substances Act (CDSA), allowing licensed producers to produce and sell cannabis oil and fresh marijuana buds and leaves in addition to dried marijuana (however plant material that can be used to propagate marijuana will not be permitted to be sold by licensed producers to clients). The role of healthcare practitioners in authorizing marijuana for medical purposes does not change.Other relevant requirements for applicants and licensed producers under the MMPR include the following:

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

Production License Application Process Applicable to our Previous Joint Venture

Prior to engaging in the production of medical marijuana, an applicant must successfully complete the licensing application process administered by Health Canada. The Health Canada process for becoming a licensed producer involves a multi-stage application and review including the following stages:

Step 1: Preliminary Screening
Step 2: Enhanced Screening
Step 3: Security Clearance
Step 4: Review
Step 5: Ready to build letter (if required by applicant)

Step 6: Pre-license inspection
Step 7: Licensing

Health Canada has not provided estimated or guaranteed process times for any application stage. According to Health Canada, as at March 31, 2015, it had received 1,284 formal production license applications under the MMPR since its call for applications in 2013. Of those, 252 have been refused; 324 applications are in progress; 40 have been withdrawn; 935 licence applications have been rejected or withdrawn; and 643 were incomplete and have been returned. Due to the slow progress, uncertain timing, and apparent backlog of production license application reviews by Health Canada, we were unable to determine with any accuracy when our former application under review would be processed.

Due to the above described regulatory hurdles and other legal uncertainties described below, on June 24, 2015, we sold our 49% interest in the joint venture and MMPR application for the proposed medical marijuana production facility in Burlington, Ontario.

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

Despite these estimates the medical marijuana market is relatively new and largely unproven. The adoption rate of commercial medical marijuana by qualified patients is difficult to determine but a portion (approximately 13%) of the qualified patient population is already conditioned to purchasing government contracted producers under the old system (source: Health Canada). Furthermore, we anticipate that the convenience of a wide selection of medical marijuana strains delivered directly to patients in a discrete and concealed package will be attractive. Healthcare practitioners are key stakeholders as they will be signing and providing the medical documentation needed for patients to register with commercial producers. Regulations under the MMPR are not significantly different for healthcare practitioners already familiar with the process under the former MMAR. Licensed producers are held responsible for quality of the product provided as the MMPR outlines strict rules for quality assessment and control, cleanliness, manufacturing, and pesticide use. Security and diversion to the black market remain a concern but MMPR outlines strict rules for segregation of duties and security clearances, background checks for employees and officers, tracking of product in and out of the premises, and camera surveillance.

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

Medical marijuana is used and has been tested in a variety of indications. In the last ten years, there have been estimated 300 individually registered trials used cannabis, THC, or CBD as the intervention. Excluding addiction, the indication that accounted for the majority (42%) of trials, medical marijuana has been tested in a wide range of indications to help patients cope with pain not only from disease itself, but also for relief from strong and sometimes toxic medication, such as chemotherapy. Neurological disorders, mental health, muscle and back problems, and inflammation (such as gastrointestinal disorders) are common indications under study.

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

Current Status of our Previous Medical Marijuana Business

Following the announcement of the MMPR in June, 2013, our management began identifying and evaluating opportunities for entry into the medical marijuana industry in Canada. We do not currently have any marijuana related activities in the United States.

Enertopia Joint Venture

On May 28, 2014, our company and Enertopia Corp. entered into a definitive agreement to develop a joint business for the production, manufacture, propagation, import/export, testing, research and development of marijuana in the Province of Ontario under the MMPR. Pursuant to the Agreement, ownership, revenues, and liability related to the Joint Venture were to be divided 51% to Enertopia and 49% to Lexaria. Expenses incurred by the joint venture would be allocated 45% to Enertopia and 55% to Lexaria. Enertopia was be responsible for management of the joint venture for as long as it maintained majority ownership. Lexaria and Enertopia contributed $55,000 and $45,000 to the joint venture, respectively. The joint identified a production location in Burlington, Ontario and received municipal approval for the site in July, 2014. We intend to engage an architect to design the production facility upon acceptance of our application. Construction was anticipated to cost approximately $3,000,000 andLexaria would have been responsible for $1,650,000 of this cost. Unable to estimate when a production license might be granted by Health Canada, the joint venture sought assurances from Health Canada prior to commencement of construction. In the event that Health Canada did not grant a production license by May 27, 2015, the joint venutre was to terminate.On August 1, 2014, through our wholly owned subsidiary Lexaria Canpharm Corp., we signed an extension to the letter of intent with 1475714 ONTARIO INC. and Thor Pharma Corp. (a subsidiary of Enertopia Corp.) to secure a 5 year lease on the Burlington, Ontario facility for our Burlington joint venture. The proposed Burlington, Ontario facility was comprised of 30,000 ft², with Lexaria and Enertopia having acquired a right of first refusal having been acquired for another 45,000 square feet totaling 75,000 ft² to accommodate future growth. Planned production areas have 22 foot ceilings which could allow for the possibility of a 2nd mezzanine level in many areas for further expansion. The production target for the facility based on 30,000 ft² (with approximately 50% devoted to production space) was approximately 10,000 kilograms per year.

By November 30, 2014, our Burlington joint venture had announced that its application to Health Canada’s for the Burlington facility had advanced to from preliminary to enhanced screening. By December 12, 2014, the joint venture was extended to June 12, 2015.

On June 11, 2015, we entered into a Letter of Intent dated June 10, 2015 with Shaxon Enterprises Ltd. to sell our 49% interest in the Burlington joint venture, including our interest in MMPR application number 10QMM0610 for the proposed Burlington, Ontario production facility. Subsequent to the LOI with Shaxon Enterprises Ltd., our joint venture agreement with Enertopia which was entered into on May 28, 2014 was terminated due to the pending sale of the project. As a result of the termination, 500,000 restricted and escrowed common shares of Lexaria issued to Enertopia at a deemed price of $0.40 were returned to treasury and cancelled. The Enertopia and Lexaria Master Joint Venture Agreement entered into on March 5, 2014 is still effective and governs the relationship between our Company and Lexaria.

On June 26, 2015, we signed a Definitive agreement to our interest in the Burlington joint venture along with the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split 51% to Enertopia and 49% to Lexaria. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the grant of a production license for the Burlington facility.

Marijuana Production in the United States

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

Food Science and Technology

Lexaria is a food sciences company focused on the delivery of cannabinoid compounds procured from legal, agricultural hemp, through gourmet foods based upon its proprietary infusion technologies. Lexaria is focusing its capital and management time on its pursuit of intellectual property, technology licensing opportunities, and an expanding portfolio of patent pending applications. The Company introduced an expanding variety of CBD-fortified consumer food products throughout 2015, and expects to introduce several more products before the end of calendar 2015. During the month of August six additional flavoured teas were made available for sale to the consumer.

On November 11, 2014, our Company acquired 51% of PoViva Tea LLC and executed an operating agreement to develop a business of legally producing, manufacturing, importing/exporting, testing, researching and developing, a line of CBD (cannabinoid)-infused teas, drinks and foods. Pursuant to the Agreement, as Manager, Lexaria oversees all aspects of the business including, but not limited to, Accounting, Marketing, Capital Investment, Capital Raising, Sales, Branding, Advertising and Fulfillment. The Founders will serve as Production Manager and be responsible for all aspects of production, product quality, licensing, testing, and product legality. It is also expected that both parties to this Agreement will assist the other to fulfill their obligations as needed and the cost of business will be borne by revenues earned by the company and general corporate funds. There is a Management Committee, whereby there are two representatives from Lexaria and one of the founding members.

In the production of the products, for each batch of hemp oil purchased as a raw material to be used in ViPova-branded products, The Production Manager will be responsible for assuring that the product inputs and the completed product comply with all applicable food and drug laws, and that the inputs and the finished products meet all applicable legal and quality standards including and as it relates to hemp oil content; THC content; molds and mildews; heavy metals; and may measure additional components. For a period of time ViPova brand will conduct an independent lab analysis to confirm that the inputs conform to all US laws and associated quality standards.

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

Despite independent scientific findings in many locations around the world, some regulatory agencies do not officially recognize that a human endocannabinoid system exists.

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

PoViva Tea LLC has filed patents pending to bind active CBD ingredients with a lipid, potentially allowing for more efficient and comforting delivery of the CBD.

Our goal is to begin producing cash flows from our products as soon as possible; focused on the immediate opportunities in the CBD-sectors derived from hemp oil that is federally legal. Cannabinoids have been found by many researchers to have antioxidant properties and Lexaria plans to use the patent pending process it has acquired with ViPova teas, to infuse CBD’s into a number of popular food and beverages.

Lexaria is planning to launch a line of premium products, always relying on our patent pending CBD-infusion process, to bring hemp oil into the mainstream. Because hemp oil does not have psychoactive properties we expect our products to appeal to the widest possible customer base. Initially we will focus our sales efforts across the continental USA.

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

Lexaria commissioned two new websites in 2015 – one for ViPova-branded food products and another for a new Lexaria corporate website - which were introduced in the first half of 2015. A third separate website is being planned, to be able to sell Lexaria-branded food products. When the sites are in operation, customers will be able to place orders and interact with normal e-commerce capabilities. A national distribution center has been contracted to ensure rapid and accurate fulfillment of all orders. A 1-800 ordering center has also already been placed into operation.

Lexaria is in the process of launching the “Lexaria Energy” brand that will be 100% owned by the Company. Under this brand, the Company plans to develop hemp oil-infused food products for people with active lifestyles, such as protein bars, protein shakes and other similar products. A protein bar is currently under development and recipe testing has been finalized. Packaging is underdevelopment and the new help oil infused protein bars are expects to be available for sale prior to the end of calendar 2015. The Lexaria Energy brand will utilize the same patent-pending infusion process across its product line as is currently used by the ViPova brand.

Through the November 2014 acquisition of 51% of Poviva Teas LLC, Lexaria acquired control of certain patents pending with the United States Patent Office. Throughout the fiscal year, Lexaria has worked to broaden the patents and extend their utility to molecules other than those originally named.

On August 11, 2015, Lexaria signed a licence agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying patent pending infusion technology.

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

On August 24, 2015, the Company announced potential industry-changing achievements in enhanced gastro-intestinal absorption of cannabidiol (CBD) utilizing Lexaria’s patent pending technology. The recent third-party testing was conducted in two phases of in vitro tests beginning in June and completed in August, 2015.

The independent laboratory results have delivered average CBD permeability of 499% of baseline permeability, compared to CBD permeability without Lexaria’s technology. These results exceed Company expectations. This was assessed in a strictly controlled, in vitro experiment using a human intestinal tissue model. Samples of Lexaria’s commercially available CBD-fortified ViPova™ black tea were administered in the model compared with concentration-matched CBD control preparations that lacked Lexaria’s patent-pending formulation and process enhancements. Lexaria believes that its in vitro findings provide compelling evidence of the intestinal absorption enhancing capabilities of its technology, based on which it is exploring opportunities to progress to more advanced, follow-on bioavailability testing in animals.

The tests also showed 325% of baseline gastro-intestinal permeability of CBD comparing Lexaria’s CBD-fortified ViPova™ black tea to a second control of CBD and black tea combined, without Lexaria’s patent-pending formulation enhancements. This confirms that the specialized processing undertaken by Lexaria during its manufacturing process together with its formulation enhancements, does indeed significantly improve absorption levels.

As previously reported by the Company, bioavailability of CBD (or of THC) varies greatly by delivery method. Smoking typically delivers cannabinoids at an average bioavailability rate of 30% (Huestis (2007) Chem. Biodivers. 4:1770–1804; McGilveray (2005) Pain Res. Manag. 10 Suppl. A:15A – 22A). By comparison, orally consumed cannabis edibles typically deliver cannabinoids at an average bioavailability rate of only 5% (Karschner et al. (2011) Clin. Chem. 57:66–75).

The Company’s present findings suggest that its technology may achieve a 5-fold improvement in cannabinoid absorption in edible form over that which can be achieved without its proprietary process and formulation enhancements. This conceptually supports that Lexaria’s technology represents a significant breakthrough in cannabinoid delivery by approximating the high absorption levels achieved as though through administration by smoking, but without the associated negative effects on human health caused by smoking.

The tests were completed in two phases culminating with testing using simulated intestinal fluid conditions that delivered these findings. These results were stronger than earlier iterations of the tests that did not use a simulated intestinal fluid environment and has contributed to Lexaria’s understanding of the mechanisms at work. For these and other reasons, Lexaria believes that bioavailability testing in animals is likely to yield even stronger absorption results in the presence of natural intestinal fluid conditions.

CBD has been repeatedly found to provide beneficial pain relieving, anti-inflammatory, anti-anxiety, neuroprotection, anti-psychotic, and anti-convulsive effects among others. Lexaria’s patent-pending technology could significantly reduce individual serving requirements for CBD to consumers. This could lead to reduced costs of consumption for consumers and increased profitability for Lexaria.

Lexaria believes that the same technology used to enhance the absorption of CBD in the recent laboratory tests, is applicable to THC, nicotine, NSAIDs and other lipophilic compounds that are widely used today.

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

Our business plan does not anticipate that we will hire a large number of employees or that we will require extensive office space. We expect to be able to utilize contracted third parties for most of our production and distribution needs, instead focusing on our capital on higher value added aspects of the business such as research and development, and scientific testing. We have no current plans to build our own production facility.

Our company relies on the business experience of our existing management, on the technical abilities of consulting experts, and on the technical and operational abilities of its operating partner companies to evaluate business opportunities.

Competition

We were in the business of oil and gas properties, exploration and production for roughly 10 years. We sold our last remaining oil and gas assets in 2014 and no longer have any business interests in that sector. The petroleum industry is competitive in all its phases. We competed with numerous other participants in the search for and the acquisition of oil and natural gas properties, and in the marketing of oil and natural gas. Our competitors included oil and natural gas companies that have substantially greater financial resources, staff and facilities than ours. Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.

The legal marijuana industry is comprised of several sub-sectors, and is legal under different guidelines in many states though it remains illegal under most federal laws. Notwithstanding, the overall sector is generally recognized to be one of the fastest growing in the USA, with state-legal revenue of some $3 billion in 2015. Independent projections and publicized reports expect revenue of $20 billion or more in 2020, both as the sector gains in credibility and acceptance, and as more and more states legalize either medical use or adult recreational use; or both. In any fast growing industry, competition is expected to be both strong and also difficult to evaluate as to the most effective competitive threats. While we are an early adopter within the cannabinoid delivery sector, there are already reports of more than 300 public companies that have claimed to be involved in the sector in some fashion; and an unknown number of private companies. Our current strategies may prove to be ineffective as the sector grows and matures, and if so, we will have to adapt quickly to changing sectoral circumstances.

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

Compliance with Government Regulation

The growing, cultivating and selling of medical marijuana in Canada is subject to various Canadian federal, provincial and municipal requirements and regulations. We will from time to time be required to obtain licenses and permits from various governmental authorities in regards to the development of our property and joint venture interests. Prior to submitting an application to become a licensed producer of marijuana for medical purposes under the MMPR, each applicant must provide a written notice to local authorities to inform them of their intention to submit an application. The notice must include the applicant's name, the activities for which the licence is sought (i.e. that activities are to be conducted in respect of cannabis), the site address (and of each building on the site, if applicable) at which the applicant proposes to conduct those activities, as well as the date when the application will be submitted to Health Canada. Thereafter, production facilities require a variety of municipal approvals and permits, including zoning approvals and construction permits. These required approvals and permits will vary from jurisdiction to jurisdiction. Any operation or joint venture we pursue within Canada will, however, select locations for prospective facilities based on the availability of municipal zoning allowances for our proposed activities and will of necessity comply with all local and federal regulations.

At least 24 States in the USA have passed some form of legislation related to that state’s permission to grow, cultivate, sell or use marijuana either for medical purposes or for recreational or “adult use” purposes; or both. The various state legislation is not necessarily harmonious with one another, leading to potential conflicts between state laws. It is most often not legal to transport cannabis-related products across state lines.

Lexaria does not “touch the plant” in any location within or outside of the USA. We comply with federal law that provides for certain exemptions for agricultural (industrial) hemp and certain byproducts to be manufactured and sold in the US. Our technology may have applications within the legal marijuana sector and we may seek to license that technology to companies that have met and comply with state regulations for the sale or distribution of cannabis related products in any particular jurisdiction.

Lexaria’s patent-pending technology may also have application in completely separate sectors such as vitamins, non-steroidal anti-inflammatories, and nicotine. We have no products nor operations in any of these sectors today. If we enter any of these sectors at any time, we will be exposed to and of necessity will have to comply with, all local, state and federal regulations in each of those sectors. As a result of the possibility of Lexaria being involved in a number of disparate business sectors, compliance with government regulations could require significant resources and expertise from our company.

Employees

We primarily have used the services of sub-contractors and consultants for manual labour exploration work and drilling on our former oil and gas properties, and expect to also primarily use sub-contractors and consultants in the medical marijuana operations. Most of our executive management are engaged via consulting agreements.

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

On August 5, 2010 we entered into a three-month management agreement with Tom Ihrke, whereby Mr. Ihrke will act as the senior vice-president, business development for our company for consideration of $3,125 per month. On December 2, 2010, we entered into a month to month management agreement with Tom Ihrke, where by Mr. Ihrke will continue to act as the senior vice-president business development for our company. On October 3, 2011 Mr. Ihrke and our company amended the agreement whereby his title changed to manager, business development. Our company will pay a monthly consulting fee of $3,125. Effective January 15, 2012, the consulting agreement was decreased to $10 a month. Effective April 1, 2014, the amended consulting agreement has been increased to $5,000 per month. Effective December 23, 2014, the Company entered into a new Executive Management consulting agreement for consulting services of $3,000 a month.

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

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with product advancement or retial acceptance of our new products, we may need to retain additional employees particularly in the fields of product manufacturing and development, and in sales and distribution. It is not possible to accurately project potential needs into the future based on circumstances that may or may not occur.

Research and Development

We have incurred $146,466 in research and development expenditures over the last fiscal year. Subject to successful financing efforts, we expect to conduct additional research and development, and conduct additional scientific testing, in the upcoming fiscal year. Exact programs remain undefined at this time and will be tightly related to our financial ability to undertake such steps.

However our plans include in vitro absorption tests of our patent pending technology of molecules such as Vitamin E; Ibuprofen; Nicotine; and, THC. We also hope to conduct our first ever in vivo absorption tests on CBD and on THC, all curing the upcoming fiscal year if budgets allow. Depending on how many of these tests we undertake, we could require budgets of as much as $500,000, or as little as $35,000, to do so.

Subsidiaries

We have one wholly owned subsidiary, Lexaria CanPharm Corp., a Canadian corporation. We also have a 51%-owned subsidiary Poviva Tea, LLC which was incorporated on December 12, 2014, under the laws of the State of Nevada.

Item 1A.	Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Associated with Our Business

We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history. Our company's operations will be subject to all the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties encountered by entering a new and rapidly evolving sector such as the legal marijuana sector. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with thecompliance with regulations at the local, State and Federal level that may at times be contradictory. These potential problems include, but are not limited to, unanticipated problems relating to evolving regulatory compliance; development, marketing and distribution of new lines of products; and, additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the development of new products may not result in the generation of meanginful revenues. If the results of our product development do not meet minimum levels to establish profitability, we may decide to abandon that product line or even cease operations. The development of new products or product lines will be dependent upon us possessing capital resources at the time. If no funding is available, we may be forced to abandon our operations. There can be no assurance that we will be able to operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $260,075 and working capital surplus of $619,609 as of year ended August 31, 2015. Any development of new products or of intellectual propery is subject to our ability to obtain the financing necessary for us to fund, develop and produce revenue from that product or intellectual property. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including but not limited to investor acceptance of our business model and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

For the year ended August 31, 2015, we have earned revenues from discontinued operations of $48,918. We no longer have oil or gas reserves that are deemed proved, probable or possible pursuant to American standards of disclosure for oil and gas activities. All of our former wells were in Mississippi, USA.

There can be no assurance that our current or future products will be successful, and we cannot be sure that our overall business model within any particular sector will ever come to fruition, and if they do, will not decline over time. We may not recover all or any portion of our capital investment in product development, marketing, or other aspects of the business. Although we will exercise due consideration in our development of new products, and the marketing of them, ultimate consumer acceptance of these products is not reliably forecastable.

In addition, our product development plans may be curtailed, delayed or cancelled as a result of lack of adequate capital and other factors, such as weather, compliance with governmental regulations, current and forecasted prices for input costs of food products and changes in the estimates of costs to complete the projects. We will continue to gather information about our planned proucts, and it is possible that additional information may cause our company to alter our schedule or determine that a product should not be pursued at all. You should understand that our plans regarding our productss are subject to change.

Our revenues now are generated from being a food sciences and products company. We should be considered to be a start-up: the revnue receognized for the year ended August 31, 2015 is $14,702.

We recognize that if we are unable to generate significant revenues from our products or intellectual property, we will not be able to earn profits or possibly, continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

The food industry is highly competitive and there is no assurance that we will be successful in developing or successfully selling products.

The food industry is intensely competitive. We compete with numerous individuals and companies, including many food manufacturing and production companies which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable distribution channels, “shelf space” and salespeople in both the food industries as well as the legal cannabis industries We cannot predict if the necessary funds can be raised to assit in our development of any distribution channels that may be helpful to our ability to generate sales and potential profits..

There can be no assurance that we will develop any product that will meet with widespread consumer acceptance..

Both new and established food and cannabis products fail to generate consumer interest on a regular basis. There is no assurance that a food or cannabis product that is successfully adopted by consumers at one time, will still be in demand at a future time. If we cannot develop and sell products in commercial quanties, our business will fail.

Even if we develop food or intellectual property-based products or revenue streams, the potential profitability of each depends upon factors beyond the control of our company.

The potential profitability of food products and of intellectual property revenue streams is dependent upon many factors beyond our control. For instance, prices and markets for food products are unpredictable, highly volatile, potentially subject to controls or any combination or other factors, and respond to changes in domestic, international, political, social and economic environments. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

In addition, a product or technology that is initially successful and possibly even profitable may not remain so due to changes in consumer demand, regulatory environments, or other causes. There is no assurance that an initially successful product or technology will remin so.

The marketability of food products will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of food products will be affected by numerous factors beyond our control. These factors include market fluctuations in consumer preferences for various food items based on factors such as pricing, macro trends for certain ingredients or flavors, ruling by regulators on health issues associated with certain foods, and more . The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Both food products and cannabis products are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Food production and safety operations, and cannabis products and sales operations, are subject to federal, state, and local laws relating to the protection of human health and safety. Food production and cannabis operations are each also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards through a wide variety of regulations. Various permits from government bodies may be required by us in order to conduct our business. Regulations and standards imposed by federal, provincial, or local authorities may be changed at any moment in time and any such changes may have material adverse effects on our activities. Changes in regulations are impossible to foresee and could be disruptive or destructive to our business plans and execution. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for contaminants or other damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Our success is largely dependent on our ability to hire highly qualified personnel. This is particularly true in those parts of our business that are related to intellectual property generation or exploitation. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

We are not the "operator" of vertically integrated food production facilities, and so we are exposed to the risks of our third-party operators.

We rely on the expertise of contracted third-parties for their judgment, experience and advice related to the manufacturing and/or packaging of our food products. We can give no assurance that these third party operators or consultants will always act in our best interests, and we are exposed as a third party to their operations and actions and advice in those operations and activities in which we are contractually bound.

Our management has limited experience and training in the food processingand manufacturing industries, and in the cannabis products industries, and could make uninformed decisions that negatively impact our operations and our company.

Because our management has limited experience and training in the food processing and manufacturing industry, and in the cannabis products industry, we may not have sufficient expertise to make informed best practices decisions regarding our operations. It is possible that, due to our limited knowledge, we might elect to undergo manufacturing processes and incur financial burdens that a more experienced food manufacturing team might elect not to complete. Our ability to internally evaluate food and cannabis operations and opportunities could be less thorough than that of a more highly trained management team.

Our independent certified public accounting firm, in the notes to the audited financial statements for the year ended August 31, 2015 states that there is a substantial doubt that we will be able to continue as a going concern.

As at August 31, 2015, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

The possession, cultivation and distribution of marijuana may under certain circumstances lead to prosecution under United States federal law, which may cause our business to fail.

Our planned marijuana business is structured to comply with all applicable Regulations. In the United Sates, 3 states, including our state of incorporation, Nevada, have approved and regulate medical marijuana use. Similarly, four states have approved and regulate non-medical marijuana use by adults. However, it remains illegal under United States federal law to grow, cultivate or sell marijuana for any purpose. In that regard, the United States Justice Department has released the COLE Memorandum of 8-29-13 which states that the Justice Department will not prioritize the prosecution of marijuana related activities authorized under state laws provided that state authorities implement and enforce strict guidelines to ensure the health, safety and security of the public. Where the individual state framework fails to protect the public, the Justice Department has instructed federal prosecutors to enforce the Controlled Substances Act of 1970. The Department of Justice has not, to our knowledge, published any policy or guidance specifically regarding the participation of a United States corporation in lawful medical marijuana related activities outside of the United States.

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

We do not currently, nor at any time in our corporate history have we ever cultivated, grown, processed, manufactured or sold marijuana in any location. Although we believe this fact to provide protection against prosecution related to marijuana legislation, we can not provide any assurance to that effect. We do not hold a license in any jurisdiction enabling us to grow or sell marijuana or cannabis related edibles, but because of our business model we do not feel that is a barrier to entry for us. Instead, we plan to license our technology related to bioabsorption of THC, to those entities that do have valid licenses in various North American jurisidictions to sell cannabis related edibles. If we are unable to license our technology to any valid license holders, then we may be shut out of this market.

Our company has no operating history and an evolving business model .which raises doubt about our ability to achieve profitability or obtain financing.

Our company has no significant history of operations in the legal medical marijuana sector, the legal hemp oil infused products sector, or in the food products sector. Moreover, our business model is still evolving and subject to change. Our company's ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations. In that regard we have no proven history of performance, earnings or success. There can be no assurance that we will achieve profitability or obtain future financing.

Uncertain demand for our products may cause our business plan to be unprofitable.

Demand for medical marijuana and for cannabis or hemp related products is dependent on a number of social, political and economic factors that are beyond the control of our company. While we believe that demand for marijuana and hemp products will continue to grow across North America, there is no assurance that such increase in demand will happen or that our endeavors will be profitable.

We may not acquire market share or achieve profits due to competition in our industries.

Our company operates in highly competitive marketplaces with various competitors. Increased competition may result in reduced gross margins and/or loss of market share, either of which would seriously harm its business and results of operations. Management cannot be certain that the company will be able to compete against current or future competitors or that competitive pressure will not seriously harm its business. Some of our company's competitors are much larger and have greater access to capital, sales, marketing and other resources. These competitors may be able to respond more rapidly to new regulations or devote greater resources to the development and promotion of their business model than the company can. Furthermore, some of these competitors may make acquisitions or establish co-operative relationships among themselves or with third parties in the industry to increase their ability to rapidly gain market share.

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

Our operations are in the start-up stage only, and are unproven. We may not be successful in implementing our business plan to become profitable. There may be less demand for our services than we anticipate. There is no assurance that our business will succeed and you may lose your entire investment.

Changing consumer preferences may cause our planned products to be unsuccessful in the marketplace.

The decision of a potential client to purchase our products may be motivated by cultural phenomena or by perceived health or nutritional benefits. The cultural desirability or poularity of hemp related products is subject to change due to factors beyond our immediate control. Similarly, the perceived nutrional or health related benefits of our products are subject to change in light of continuing research or the introduction of competitive products. . Changes in consumer and commercial preferences, or trends, toward or away from cannabis or hemp related products would have a corresponding impact on the development of the market for our current and planned products.. Theircan be no assurance that the products supplied by our company and or its partners will be successful in establishing or maintaining a significant share of the consumer market.

General economic factors may negatively impact the market for our planned products.

The willingness of businesses to spend time and money on non-essential food and health products may be dependent upon general economic conditions; and any material downturn may reduce the likelihood of consumers incurring costs toward what some may consider a discretionary expense item. Willingness by customers to buy our products may be dependent upon general economic conditions and any material downturn may reduce the potential profitability of the food sciences or medical marijuana business sectors.

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

The future growth and profitability of our medical marijuana business and of our food products business will be dependent in part on the effectiveness and efficiency of our advertising and promotional expenditures, including our ability to (i) create greater awareness of our services, (ii) determine the appropriate creative message and media mix for future advertising expenditures, and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that we will experience benefits from advertising and promotional expenditures in the future. In addition, no assurance can be given that our planned advertising and promotional expenditures will result in increased revenues, will generate levels of service and name awareness or that we will be able to manage such advertising and promotional expenditures on a cost-effective basis.

Our success is dependent on our unproven ability to attract qualified personnel.

We will depend on our ability to attract, retain and motivate our management team, consultants and other employees. There is strong competition for qualified technical and management personnel in the medical marijuana sector, and it is expected that such competition will increase. Our planned growth will place increased demands on our existing resources and will likely require the addition of technical personnel and the development of additional expertise by existing personnel. There can be no assurance that our compensation packages will be sufficient to ensure the continued availability of qualified personnel who are necessary for the development of our business.

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

Our operations may require licenses and permits from various governmental authorities to conduct our business activities. We believe that we will be able to obtain all necessary licenses and permits under applicable laws and regulations for our operations and believe we will be able to comply in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits.

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

Resource Properties

As at August 31, 2014, our company owned a 42% gross working interest in the PPF12-1 and PPF12-3A wells; a 50% gross working interest in wells PP F-12-4(not producing), PP F-12-5(not producing) and 13.3% gross working interest in well PP F 12-7, all located in Mississippi under various agreements with Griffin and Griffin Exploration, L.L.C. The most significant of these wells are the producing oil wells PP F-12-1 and PP F-12-3A, and the PP F-12-7 well which began production subsequent to our fiscal year end, all located within the Belmont Lake oil field which is itself located in the Palmetto Point region. The Belmont Lake oil field is onshore, as are all of our company’s wells, but located in a flood plain of the Mississippi River which forces seasonal constraints on certain field activities. Other than the five oil wells noted immediately above, our company has no other producing wells. Additional details of these interests are noted below and not all of these wells were successful. On November 26 2014 our company sold all of our working interests in Belmont Lake, Mississippi and at that moment no longer owned any natural resource assets.

Significant Acquisitions and Dispositions

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

Subsequent to year end, on November 12, 2014, the Company has signed an agreement with PoViva and acquired 51% of PoViva with an initial consideration of US$50,000. Lexaria serves as the Manager of BusinessOperations of PoViva’s Teas. As Manager, Lexaria oversees most aspects of thebusiness including, but not limited to, Accounting, Marketing, Capital Investment, Capital Raising,Sales, Branding, Advertising and Fulfillment. The Founders will serve as Production Manager and be responsible for all aspects of production, product quality, licensing, testing, and product legality. It is also expected that both parties to this Agreement will assist the other to fulfill their obligations as needed and the cost of business will be borne by revenues earned by the company and general corporate funds

On June 26, 2015, we entered into a definitive agreement with our joint venture partner Enertopia Corp., and Shaxon Enterprises Ltd. to sell our 49% interest in the Burlington Joint Venture and the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. All payments made pursuant to the Definitive Agreement would be divided 51% to Enertopia Corp. and 40% to our Company. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the grant of a production license for the Burlington facility.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)

Quarter Ended	High	Low
October 31, 2013	$0.10	$0.0413
January 31, 2014	$0.074	$0.0325
April 30, 2014	$0.785	$0.042
July 31, 2014	$0.434	$0.14
August 31, 2014	$0.14	$0.102
November 30, 2014	$0.12	$0.04
Feb 28, 2015	$0.12	$0.07
May 31, 2015	$0.225	$0.076
August 31, 2015	$0.27	$0.13
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark- up, mark-down or commission, and may not represent actual transactions.

As of October 9, 2015, there were 58 holders of record of our common stock. As of such date, 39,852,984 shares of common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

Other than set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2015.

On July 14, 2014, the Company accepted Mr, Chris Hornung’s resignation with respect to his contract dated, April 24, 2014, whereby, the Company had entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. The Company’s 110,000 restricted common shares that were issued have also been cancelled and returned back to treasury .

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

On May 14, 2015, the Company accepted and received gross proceeds of $500,000 for private placement at $0.10 per unit into 5,000,000 common shares of the Company and 5,000,000 warrants at $0.25 expiring May 14, 2017. A cash finders’ fee for $32,900 was paid to GMP Securities, Mackie Research and Peter Przygoda.; and 329,000 broker warrants with an exercise price of $0.20 for a period of twenty four months were issued to GMP, Mackie Research and Peter Przygoda. Cash finders fee in the amount of $4,900 from Peter Przygoda was returned in August, 2015 and his broker warrants were adjusted to 108,500.

On June 8, 2015, the Company issued 250,000 common shares valued at $50,000 at $0.19 per share to Ron Keleher (50,000 common shares) and Scott Urquart (200,000 common shares) with respect to agreements signed on April 2, 2015 and May 27, 2015 On June 11, 2015, 500,000 restricted shares of the Company that were issued to Enertopia Corp. were returned back to treasury and cancelled.

On August 17, 2015, the Company issued 420,000 common shares of the Company at a price of $0.20 per common share to Docherty Management Limited as per the terms of the consulting agreement.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Equity compensation plans approved byshareholders:
2007 Equity compensation plan	Nil	Nil	Nil
2010 Equity compensation plan	900,000	$0.24	1,200,000
2014 Stock Option Plan approved by security holders	2,800,000	$0.25	700,000
Total	3,700,000	0.24	1,900,000

Convertible Securities

As of August 31, 2015, we had outstanding options to purchase 3,700,000 shares of our common stock exercisable between prices of $.60 and $0.10.

On July 11, 2011, we granted 700,000 stock options to directors and officers of our company at an exercise price of $0.35 per share, which options vest immediately and expire on July 11, 2016. (250,000 opriona were exercised)

On June 18, 2013, based on this original 2010 Stock Option Plan, we granted additional 500,000 stock options to directors and officers, and a consultant of our company. The exercise price of the stock options were US$0.10, vested immediately and expire on June 18, 2018. (100,000 were exercised)

On March 25, 2014, Jason Springett joined our company as an advisor and we granted 50,000 stock options with an exercise price of $0.60, vesting immediately and expiring on March 25, 2019.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2015.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 28 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period (beginning September 1, 2015), we intend to:

•	continue sales and marketing efforts for ViPova and new product lines
•	identify and secure sources of equity and/or debt financing for patent applications;
•	identify and secure sources of equity and/or debt financing for additional line of products for health and wellness;
•	identify and secure sources of equity and/or debt financing for research and development

Our plans are dependent upon our ability to obtain sufficient capital to execute. Without sufficient capital, our plans will change, and could change materially. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2015
Expense	Amount ($)	Estimated Completion/Due Date
Research and Development of additional products	40,000	12 months
Patent applications and trademark	150,000	29 months
Marketing and Sales	200,000	12 months
Management Consulting Fees ($426,000 is officers and directors)	1,010,000	12 months
Professional fees	150,000	12 months
Rent	35,000	12 months
Other general administrative expenses (including travel, insurance, conferences, and fees)	360,000	12 months
Total	$ 1,945,000

12 Month Outlook for Current Product Line, Product Development & Design, Patents

As at the date of this annual report, we have a working capital surplus of $619,608 and cash on hand of approximately $260,075. We therefore estimate that we will be required to raise approximately $1,945,000 in cash to finance our planned expenditures for the 12 months beginning September 1, 2015. In the uncertain event that we are unable to raise sufficient funds to execute our current business plan, or in the uncertain event that all of our debt obligations become due, we will be required to scale back our operations to prioritize immediate and necessary expenses. These necessary expenses include professional fees and general and administrative expenses necessary to satisfy our public reporting requirements.

Our business strategy involves several elements. We intend to prioritize our consumer food products enriched with full spectrum hemp oil containing cannabidiol.

Our patent pending technology was developed to aid absorption and bioavailability of certain “payload” molecules, including cannabinoids such as cannabidiol (CBD) and tetrahydrocannabinol (THC). CBD is not psychoactive and may have desirable qualities, and is found in plant species such as hemp, cannabis, and Echinacea. Our technology appears to improve absorption and bioavailability of CBD into human epi-intestinal cells. We are developing a lind of food products fortified with full spectrum hemp oil that contains cannabinoids such as CBD, but contains less than 0.3% THC. Because of the low amounts of THC, and because the hemp oil is derived from legally imported hemp, the products are legal under Federal law.

We first began selling trial amounts of ViPova-branded black tea fortified with hemp oil and utilizing our technology, in January 2015. In August 2015 we added six new flavors of tea to expand the brand’s reach. We may continue to modify the flavors that are available to the public during the remainder of 2015 and in 2016, as we learn which flavors are most highly valued by consumers.

In or near October 2015, we plan to begin offering our first coffee and hot chocolate also fortified with full spectrum hemp oil, and also under the ViPova brand. Together, tea, coffee and hot chocolate are expected to comprise all our product offerings under the ViPova brand for the coming fiscal year, despite modest changes to flavors or perhaps packaging, etc. Offering a variety of self-made beverages to the consumers helps us to establish the ViPova brand and may also help us to develop relationships with retail distributors who are less likely to place orders from manufacturers that can only offer a single product.

As the year progresses we will evolve so that less of our focus is on product development, and more of our focus is on product sales and distribution. Generating meaningful revenue from product sales will be challenging and will rely in part on our ability to achieve widespread retail distribution access. We are also investigating the possibility of generating sales from international markets, in those locations where hemp oil fortified foods are permissible by law.

ViPova branded products are owned by our 51%-owned Poviva Tea LLC subsidiary.

During much of 2015 we have also been in active development of the beginning of a second line of food based products. While the ViPova line is focused on a “coffee house” experience, the “Lexaria Energy” line is focused on athletic performance and active lifestyle needs. The first Lexaria Energy product is believed to be unique or nearly so: a protein energy bar utilizing our technology to fortify with full spectrum hemp oil that contains CBD. We expect the Lexaria Energy Bar to be available for sale in October or November, 2015.

Lexaria Energy branded products are owned 100% by Lexaria Corp.

A manufacturing facility has been contracted to produce the bar and recipe development was ongoing during much of 2015 and is considered complete. Packaging was under development late in the past fiscal year and design was completed in September, 2015.

The Lexaria Energy Bar will first be manufactured with two slightly different recipes, each of which relies exclusively or almost exclusively on sugars derived from natural fruits and berries; each of which is gluten free and contains no artificial sweeteners, flavors, colors, or preservatives. One recipe delivers 21 grams of protein and 13 grams of fiber per serving while the other recipe delivers proportionately more carbohydrates as an energy enhancement. Recipes are subject to change without notice.

Our strategy will be to encourage online sales via a dedicated website, but also to encourage fitness enthusiasts to become aware of the Lexaria Energy Bars at fitness clubs and gyms, which they are likely to frequent. We will also pursue traditional grocery store, convenience store, and roadside store distribution channels mostly in 2016.

It is our intention, subject to sufficient funding being available, to develop addition fitness-style products in 2016 under the Lexaria Energy brand, such as protein powders for shakes or smoothies, and protein energy drinks. We are also considering other product development.

We believe the range of products available and under development are sufficient to prepare for revenue growth and potentially profitable long term operations if we are able to generate sufficient consumer demand and obtain sufficiently widespread retail distribution locations.

Meanwhile our business strategy contains a second element that involves the further development, and eventual licensing of, our intellectual property of molecule delivery that enhances bioactivity or absorption.

At this time we are not planning to offer for sale any products containing THC in quantities higher than 0.3% . However we envision licensing our technology to companies legally licensed to offer THC products in the states or jurisdictions where they do business. We will attempt to communicate the benefits of our technology to potential licensing partners, ie; with higher absorption levels a manufacturer could infuse smaller amounts of active molecules into a product, thus reducing their manufacturing input costs. We believe this to a meaningful competitive advantage that may lead to the potential to generate licensing revenue, and will pursue these opportunities within the THC market both within the USA and also internationally, in those locations where it is legal and regulated by government.

We would not ourselves be selling any THC products – we would only be licensing technology to already-licensed participants in valid jurisdictions. We expect a low number of licensees initially.

Subject to available funding, we also plan to conduct additional in vitro and in vivo studies testing the absorption of some or all of the molecules named within our patent applications – CBD, THC, NSAIDs, Vitamins, and Nicotine – to substantiate the effectiveness of our invention. More than simply satisfying scientific curiosity, successful tests could lead to increased awareness and acceptance of our technology as a meanginful method by which to deliver some or all of the named molecules more effectively than their current delivery methods. Therefore absorption tests could become an important element leading towards higher rates of acceptance of our technology licensing initiatives.

We will pursue technology licensing opportunities as a method of generating highly profitable revenue streams over long periods of time. In addition, our patent applications have not yet been granted. It is not possible to forecast with certainty when, or if, our patent pendings will become granted patents. But if our patent applications do become granted patents, our ability to generate meaningful license revenue from our intellectual property may increase in a very short period of time. If our patent applications are denied, then we may lose the ability to generate any license revenue.

We will continue to pursue our patents pending as vigorously as we are able, since the successful granting of one or more of those applications could lead to material increases in shareholder value.

Results of Operations for our Year Ended August 31, 2015 and August 31, 2014

Our net loss and comprehensive loss for the year ended August 31, 2015, for the year ended August 31, 2014 and the changes between those periods for the respective items are summarized as follows:

	Year Ended August 31, 2015 $	Year Ended August 31, 2014 $	Change Between Year Ended August 31, 2015 and August 31, 2014 $
Revenue	$ 14,702	$ Nil	$ 14,702
Other (income)expenses	Nil	Nil	Nil
General and administrative	1,968,089	1,559,341	408,748
Interest expense	31,544	165,790	(134,236)
Consulting fees	835,655	847,660	(12,005)
Medical Marijuana expenses	22,664	151,306	(128,642)
Professional Fees	98,751	58,849	39,792
Net Income (loss)	(1,934,352)	(3,257,712)	1,323,361

Revenue

Readers are cautioned that the Vipova sales of $14,702 were for the year end August 31, 2015, which is an initial startup of a new business sector. The Company is building sales channels initially in internet-based locations, and also through the formation and launching of a direct sales model. Early revenue figures are not expected to be representative of longer term sales figures, and any single early order could be disruptive to longer term averages.

Income (Loss) from Discontinued Operations

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

General and Administrative

Our general and administrative expenses increased by $408,748 during the year ended August 31, 2015. The increase in our general and administrative expenses for the year ended August 31, 2015 was largely due to increased costs in advertising, stock based compensation, rent, and travel. These increased costs are due to the Company’s entrance into the food sciences business sector.

Professional Fees

Our professional fees were $98,751 during the year ended August 31, 2015 compared to $58,959 for the year ended August 31, 2014. Increased costs are associated with the PoViva LLC acquisition.

Interest Expense

Interest expense decreased by $134,236 during the year ended August 31, 2015. The decrease in interest expense for our year ended August 31, 2015 is due to the repayment of all debt outstanding from the completion of the Belmont Lake sale.

Liquidity and Financial Condition

Working Capital	At	At
	August 31,	August 31,
	2015	2014
Current assets	$674,733	$2,567,474
Current liabilities	55,125	918,038
Working capital surplus (deficiency)	$619,608	$1,649,436

	Year Ended
Cash Flows
	August 31,	August 31
	2015	2014
Cash flows from (used in) operating activities	$(1,501,027)	(515,817)
Cash flows from (used in) investing activities	684,817	(76,286)
Cash flows from (used in) financing activities	373,255	1,229,591
Net increase (decrease) in cash during year	$(442,955)	637,488

Operating Activities

Net cash used in operating activities was $1,501,027 for the year ended August 31, 2015 compared with cash used in operating activities of $515,817 in the same period in 2014. This difference was largely due to the increased costs in advertising, stock based compensation, inventory, rent, and travel.

Investing Activities

Net cash provided from investing activities was $684,817 for the year ended August 31, 2015 compared to net cash used in investing activities of $76,286 in the same period in 2014. Net cash for investing activities is largely due to the sale of Belmont Lake oil field in Mississippi.

Financing Activities

Net cash provided in financing activities was $373,255 for the year ended August 31, 2015 compared to net cash provided of $1,229,591 in the same period in 2014. The net cash provided in 2014 is attributable to the private placements and option exercises compared to smaller financings in 2015.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has a net loss of $1,934,352for the year ended August 31, 2015 (August 31, 2014: $3,257,712) and at August 31, 2014 had a deficit of $10,085,889 (August 31, 2014 $8,315,389). Our company has working capital surplus of $619,608 as at August 31, 2015 (August 31, 2014 surplus: $1,649,436). Our company requires additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that we will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Recent Accounting Pronouncements

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

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-01 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis"("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited artnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU’s are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt from other assets to long-term debt on a retrospective basis. The new standard will not affect the Company’s results of operations or cash flows.

In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. ASU 2015-04 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Prospective application is required, and early adoption is permitted.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LEXARIA CORP.

We have audited the balance sheets of Lexaria Corp. (the “Company”) as at August 31, 2015 and October 31, 2014 and the related statements of stockholders’ equity and comprehensive income, operations and cash flows for the years then ended August 31, 2015 and the ten-month period ended August 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2015 and August 31, 2014 and the result of its operations and its cash flows for the year then ended August 31, 2015 and the ten- month period ended August 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
November 24, 2015

LEXARIA CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	August 31	August 31
	2015	2014
ASSETS

Current
Cash and cash equivalents	$260,075	$703,030
Accounts receivable	31,382	97,003
Inventory (Note 4)	167,986	-
Assets Held For Sale (Note 6)	-	1,400,000
Prepaid expenses and deposit	215,290	367,441
	674,733	2,567,474

Patent	36,989	-
Medical Marijuana Investments (Note 8)	-	67,662

	36,989	67,662

TOTAL ASSETS	$711,722	$2,635,136

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$33,073	$93,553
Loan payable (Note 9)	-	776,936
Share Subscriptions Receivable	-	45,780
Due to a related party (Note 11)	22,052	1,769
Total Current Liabilities	55,125	918,038

TOTAL LIABILITIES	55,125	918,038

STOCKHOLDERS' EQUITY

Share Capital Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 39,852,984 common shares at August 31, 2015 and 34,249,690 common shares at August 31, 2014	39,852	34,249

Additional paid-in capital	10,818,446	10,033,438
Shares to be returned	-	(35,200)
Deficit	(10,085,889)	(8,315,389)
Equity attributable to shareholders of the Company	772,409	1,717,098
Non-Controlling Interest	(115,812)	-
Total Stockholders' Equity	656,597	1,717,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$711,722	$2,635,136

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	YEAR ENDED
	August 31	August 31
	2015	2014
Revenue
Sales	14,702	-
Cost of Goods Sold	29,883	-
Gross profit (loss)	(15,181)	-

Expenses
Accounting and audit	52,823	47,448
Insurance	10,095	5,777
Advertising and promotions	276,560	91,683
Bank charges and exchange loss	850	(29,058)
Stock Based Compensation	256,051	97,002
Consulting (note 11)	835,655	847,660
Fees and Dues	54,104	41,398
Interest expense from loan payable (note 6,8)	31,544	165,790
Investor relation	18,000	2,738
Legal and professional	45,928	11,511
Office and miscellaneous	18,833	11,625
Research and Development	146,466	-
Rent	85,650	54,438
Telephone	8,105	4,375
Taxes	3,578	5,248
Travel	101,183	50,400
MMJ expense	22,664	151,306
	1,968,089	1,559,341

(Loss) for the period before other income	(1,983,270)	(1,559,341)
Income (Loss) from discontinued operations	48,918	(1,698,371)

Net (loss) for the period	(1,934,352)	(3,257,712)
Net (loss) attributable to:
Common Shareholders	(1,770,500)
Non-Controlling Interest	(163,852)
Basic and diluted (loss) per share	(0.05)	(0.14)

Weighted average number of common shares outstanding - Basic and diluted	36,091,674	23,369,940

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	Period Ended
	2015	2014
Cash flows used in operating activities
Net (loss) for the period	$(1,983,270)	(1,559,341)
Income (loss) from discontinued operations	48,918	(1,698,371)
Net (loss) from operations	(1,934,352)	(3,257,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	256,051	97,002
Shares issued for rent	-	35,750
Shares issued for services	-	551,325
Depletion	-	161,112
Write-off of oil and gas properties	-	1,879,007
Research and development	73,040
MMJ Joint Venture	22,662	140,000
Consulting fee	127,300	-
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	65,620	(21,440)
(Increase)/Decrease in inventory	(167,985)
(Increase)/ Decrease in prepaid expenses and deposit	96,834	(58,141)
Increase in accounts payable and accrued liabilities	(60,480)	(42,720)
Due to related parties	20,283	-
Net cash used in operating activities	(1,501,027)	(515,817)

Cash flows used in investing activities
Oil and gas property acquisition and exploration costs	-	(68,624)
Proceeds from sale of oil and gas property	721,806
Patent	(36,989)
Medical Marijuana Investments	-	(7,662)
Net cash used in investing activities	684,817	(76,286)

Cash flows from financing activities
Payments of loan payable	(98,742)	(306,893)
Proceeds from private placement, convertible debt,	471,997	0
and option exercise	0	1,536,484
Net cash from financing Activities	373,255	1,229,591

Increase (Decrease) in cash and cash equivalents	(442,955)	637,488
Cash and cash equivalents, beginning of year	703,030	65,542

Cash and cash equivalents, end of year	$260,075	703,030

Supplemental information of cash flows:

Interest paid in cash	$98,742	165,790

Income taxes paid in cash	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL				TOTAL
			PAID-IN	SHARES TO			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	BE RETURNED	DEFICIT	NCI	EQUITY

Balance, October 31, 2013	16,431,452	16,432	7,140,148		(5,057,677)		2,098,903

Shares issued for PP @ $0.06	500,000	500	29,500				30,000

Shares issued for services @ $0.10	1,500,000	1,500	178,500				180,000

Shares issued for services @ $0.40	150,000	150	62,850				63,000

Shares issued for services @ $0.60	20,833	21	12,479				12,500

Shares issued for PP @ $0.12	11,419,999	11,420	1,246,735				1,258,155

Shares issued for option exercise @ $0.35	50,000	50	17,450				17,500

Stock Options issued @ $0.60			26,112				26,112

Shares issued for debt conversion @$0.35	552,380	552	192,781				193,333

Shares issued per LOI @ $0.40	555,000	555	221,445				222,000

Shares issued per agreement @ $0.39	110,000	110	42,790				42,900

Shares issued per agreement @ $0.32	550,000	550	175,450				176,000

Stock Options issued @ $0.25			183,432				183,432

Shares issued for option exercise @ $0.10	50,000	50	4,950				5,000

Shares issued per agreement @ $0.30	55,000	55	16,445				16,500

Shares issued per agreement @ $0.26	880,000	880	263,120				264,000

Shares issued per LOI @ $0.30	91,662	92	27,408				27,500

Shares issued per agreement @ $0.16	82,031	82	13,043				13,125

Shares issued for PP @ $0.15	1,251,333	1,250	178,800				180,050

Share to be cancelled				(35,200)			(35,200)

Comprehensive income (loss): (Loss) for the period					(3,257,712)		(3,257,712)

Balance, August 31, 2014	34,249,690	34,249	10,033,438	(35,200)	(8,315,389)		1,717,098

Shares Cancelled	(110,000)	(110)	(35,090)	35,200			-

Shares issued for PP @$0.15	305,200	305	45,475				45,780

Non-controlling Interest						(115,812)	(115,812)

Shares issued per agreement @$0.105	238,094	238	24,762				25,000

Stock Options issued @ $0.11 and $0.10			144,199				144,199

Shares issued for PP @$0.10	5,000,000	5,000	462,100				467,100

Stock Options issued @$0.10			52,801				52,801

Shares cancelled	(500,000)	(500)	(44,500)				(45,000)

Shares issued per agreement @ $0.19	250,000	250	47,250				47,500

Shares issued per agreement @ $0.20	420,000	420	83,112			83,532

Return of commission from previous PP			4,899			4,899

Comprehensive income (loss):				(1,770,500)		(1,770,500)

Balance, August 31, 2015	39,852,984	39,852	10,818,446	- (10,085,889)	(115,812)	656,597

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015
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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $1,934,352 for the year ended August 31, 2015 (August 31, 2014: $3,257,712) and at August 31, 2015 had a deficit accumulated since its inception of $10,085,889 (August 31, 2014: $8,315,389). The Company has working capital surplus of $619,608 as at August 31, 2015 (August 31, 2014 working capital surplus: $1,649,436). The Company requires additional funds to maintain its existing operations and developments. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is difficult.

These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.	Business Risk and Liquidity

The Company is subject to several categories of risk associated with its operating activities. The production and sale alternative health products are emerging industries in which business practices are not yet standardized and are subject to frequent scrutiny and evaluation by federal, state, provincial, and municipal authorities, academics, and media outlets, among others, Although we intend to develop our businesses in accordance with best ethical practices, we may suffer negative publicity if we, our partners, contractors, or customers are found to have engaged in any environmentally insensitive practices or other business practices that are viewed as unethical.

Our operations may require licenses and permits from various governmental authorities. We believe that we will be able to obtain all necessary licenses and permits under applicable laws and regulations for our operations and believe we will be able to comply in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits, and failing to obtain or retain required licenses could have a materially adverse effect on the Company.

3.	Significant Accounting Policies

a)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiary, Lexaria CanPharm Corp. which was incorporated on April 4, 2014 under the laws of Canada, and 51%-owned subsidiary Poviva Tea, LLC which was incorporated on December 12, 2014, under the laws of the State of Nevada. All significant inter-company balances and transactions have been eliminated.

b)	Principles of Accounting

These consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

c)	Revenue Reconition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At August 31, 2015 and October 31, 2014, the Company had no overproduced imbalances.

Revenue from the sale of helth products is generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. In most cashes, these condition are met when the product is shipped to the customer or services have been rendered. The Company reports its sales net of the amount of actual sales returns and the amount of reserves established for anticipated sales returns based upon historical return rates. Sales tax collected from customers is excluded from net sales in the accompanying consolidated statements of income.

d)	Inventories and Cost of Sales

The Company has two major classes of inventory: finished goods and raw materials. In all classes, inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

e)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2015 and August 31, 2014, cash and cash equivalents consist of cash only.

f)	Patents

Capitalized patent costs represent legal costs incurred to establish patents. When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and costs of national applications and are expensed as incurred. Capitalized patent costs are amortized on a straight line basis over the remaining life of the patent. In the fiscal year ended August 31, 2015, the Company has not completed the patents application.

g)	Oil and Gas Properties

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

Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities.

Cost related to site restoration programs are accrued over the life of the project.

h)	Stock-Based Compensation

Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the Board of Directors for their services on the Board of Directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.

Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense on a straight-line basis.

i)	Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material effect on the presentation of our financial condition and results of operations. Our Significant accounting estimates and assumptions are used for, but not limited to:

•	useful lives of tangible and intangible assets;
•	the valuation of deferred tax assets;
•	share-based payment arrangements;
•	proved oil and gas reserves.

We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates

j)	Capital Assets

The capital asset represents computer equipment which is carried at cost and is amortized over its estimated useful life of 3 years straight-line. Computer equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

k)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 220 “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

l)	Foreign Currency Translations

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

m)	Financial Instruments

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

n)	Income Taxes

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

o)	Long-Lived Assets Impairment

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

p)	Asset Retirement Obligations

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

q)	Comprehensive Income

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

r)	Credit risk and receivable Concentration

The Company places its cash and cash equivalent with high credit quality financial institution. As of August 31, 2015, the Company had approximately $205,606 in a bank beyond insured limit (August 31, 2014: $551,673).

s)	Convertible Debentures

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

t)	Commitments and Contingencies

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

u)	Discontinued Operations

The results of discontinued operations are presented separately, net of tax, from the results of ongoing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the disposed components that may be reasonably segregated from the costs of the ongoing operations of the Company. See Note 6 - Discontinued Operations for further detail.

v)	New Accounting Pronouncements

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

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-01 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis"("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited artnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU’s are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt from other assets to long-term debt on a retrospective basis. The new standard will not affect the Company’s results of operations or cash flows.

In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. ASU 2015-04 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Prospective application is required, and early adoption is permitted.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.	Inventory

A summary of inventory as of August 31, 2015 and 2014 follows:

	August 31, 2015	August 31, 2014

Finished goods	$119,944	$-
Raw materials	48,042	-
	$167,986	$-

5.	Capital Stock

Share Issuances

On July 14, 2014, the Company accepted Mr, Chris Hornung’s resignation with respect to his contract dated, April 24, 2014, whereby, the Company had entered into a one year consulting contract with 2342878 Ontario Inc. wholly owned company by Chris Hornung as Assistant Manager. Upon signing of the contract of acceptance the Company issued 110,000 common shares at a deemed price of $0.32. The Company’s 110,000 restricted common shares that were issued have also been cancelled and returned back to treasury .

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

On May 14, 2015, the Company accepted and received gross proceeds of $500,000 for private placement at $0.10 per unit into 5,000,000 common shares of the Company and 5,000,000 warrants at $0.25 expiring May 14, 2017. A cash finders’ fee for $32,900 was paid to GMP Securities, Mackie Research and Peter Przygoda.; and 329,000 broker warrants with an exercise price of $0.20 for a period of twenty four months were issued to GMP, Mackie Research and Peter Przygoda. Cash finders fee in the amount of $4,899 from Peter Przygoda was returned in August, 2015 and his broker warrants were adjusted to 108,500.

On June 8, 2015, the Company issued 250,000 common shares valued at $50,000 at $0.19 per share to Ron Keleher (50,000 common shares) and Scott Urquart (200,000 common shares) with respect to agreements signed on April 2, 2015 and May 27, 2015

On June 11, 2015, 500,000 restricted shares of the Company that were issued to Enertopia Corp. were returned back to treasury and cancelled.

On August 17, 2015, the Company issued 420,000 common shares of the Company at a price of $0.19 per common share to Docherty Management Limited as per the terms of the consulting agreement.

As at August 31, 2015, Lexaria Corp. has 39,852,984 shares issued and outstanding and 18,036,533 warrants issued and outstanding.

The following table summarizes warrant activity for the year ended August 31, 2015 and 2014:

		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2013	-	$-
Granted warrants with expiry date of November 1, 2015	500,000	0.10
Granted warrants with expiry date of September 21, 2015	10,600,000	0.25
Granted warrants with expiry date of April 1, 2015	552,380	0.40
Granted warrants with expiry date of February 12, 2016	1,302,333	0.25
Balance, August 31, 2014	12,954,713	$0.25
Warrants expired April 1, 2015	(552,380)	0.40
Granted warrants with expiry date of March 26, 2016	305,200	0.25
Granted warrants with expiry date of May 14, 2017	5,000,000	0.25
Granted warrants with expiry date of May 14, 2017	329,000	0.20
Balance, August 31, 2015	18,036,533	$0.25

6.	Discontinued Operations

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

Accordingly, the results of the Company’s former oil and gas business have been reported as discontinued operations for all periods presented.

Discontinued operations were comprised of :

		2015		2014
		August 31		August 31
	$		$
Revenue		59,715		508,049
Costs		(10,797)		(327,413)
Loss on disposition oil and gas property		-		(1,879,007)
Income from discontinued from oil & gas operations		48,918		1,698,371

Assets and liabilities of discontinued operations held for sale included the following:

		August 31, 2015		August 31, 2014
	$		$
Oil and gas properties-Proven		-		1,400,000
Total Assets		-		1,400,000

7.	Medical Marijuana Investment

a)

On March 5, 2014, the Company has entered into a three year Joint Venture Agreement ("JV") with Enertopia Corp. and Mr. Robert McAllister (collectively, the "Parties"). Whereas Enertopia Corp (“ Enertopia”) and Robert McAllister will source opportunities in the business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the business (the "Joint Venture"), and Robert McAllister will join the Company as advisory board for the term of this Agreement. The Company issued Enertopia Corp. 1,000,000 shares and Robert McAllister 500,000 shares on signing of the Agreement. The Company agreed to additionally pay Enertopia a finder’s commission, received at the sole election of Enertopia in either cash or in common restricted shares of Lexaria, within a range of 2% - 5% of the value (less of taxes) of any future business acquisition, joint venture or transaction that Lexaria accepts and closes for the life of this Agreement. Lexaria as its initial Contribution, paid to McAllister 500,000 common restricted shares as compensation for entering the Joint Venture and for McAllister to initiate and during the term of the Agreement continue to provide to Lexaria opportunities for Lexaria to build its business. Lexaria agrees to additionally award McAllister 500,000 stock options to buy common shares of Lexaria, with terms to be specified and ratified by shareholder and regulatory approvals, as compensation for joining and serving as Chairperson of Lexaria’s marijuana business advisory board for the term of this Agreement. The Company is still receiving the services in accordance with the Agreement as at August 31, 2015 and expect to continue to receive the service up to the end of the term of the Agreement.

b)

On May 27, 2014, a letter of intent, executed on behalf of Lexaria Corp. and/or its wholly-owned subsidiary Lexaria CanPharm Corp. (the “Lessee”) and Arnprior Bay Property Limited, c/o Huntington Properties, (the “Lessor”) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at, Ontario (the “Building”) and to enter a finance agreement into Lexaria Corp and/or Lexaria CanPharm Corp. This Agreement remains in the planning stage only; no lease has been entered and no building acquired. Due to general backlogs with Health Canada and their processing of license applications, the Company has not yet pursued this opportunity. The LOI did not become an agreement within the year and the Company is no longer pursuing this interest.

c)

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

The parties did not form a separate legal entity as part of the Joint Venture Agreement; therefore, the Company accounts for the Joint Venture as a collaborative arrangement in accordance with ASC 808 “Collaborative Arrangements”. This agreement was terminated in June 2015. As result of termination, the Company wrote off $7,662 of leasehold improvement and cancelled 500,000 restricted common shares issued to Enertopia as Medical Marijuana Investments. On June 11, 2015 the shares were returned to treasury.

d)

On August 1, 2014, the Company signed an extension on an amended Letter of intent, that was executed on April 10, 2014 on behalf of a corporation to be incorporated by Lexaria Corp. and Enertopia Corporation (Lessee) and Mr. Jeff Paikin of 1475714 Ontario Inc. (Lessor) sets out the Lessee’s and Lessor’s shared intent to enter into a lease agreement (the “Lease”) for warehouse space (the “Leased Premises”) in the building located at Burlington, Ontario (the “Building”). On August 5, 2014 as per the terms of the LOI, the Company issued 91,662 common shares at a deemed price of $0.30 per share. The lease has been extended for another 6 months at the rate of $7,562 per month to the Company, due for renewal or expiration on June 22, 2015. The Company did not renew the lease LOI.

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

•

Lexaria to pay to ViPova or to its principals 2.5 times trailing 12 months ViPova revenue (pro-rata) calculated from that date that this option is exercised. ViPova can receive up to 50% of this payment in the Company’s common stock at ViPova’s discretion.

•	This Section is valid beginning November 15th, 2015 and expires on November 15th, 2017.

The acquisition of Vipova was treated as an acquisition of assets rather than a business combination because Vipova did not constitute a business. $48,039 acquired In-Process Research and Development has been expensed at the acquisition date in accordance with ASC 730-10-25-1.

In June 2015, the Company filed Lexaria simultaneous filing of a U.S. utility patent application and an International patent application under the Patent Cooperation Treaty (PCT) procedure, both at the U.S. Patent and Trademark Office. These applications follow the Company’s 2014 and 2015 family of provisional patent application filings in the U.S. and serve two additional broad purposes.

The first of these was to expand potential intellectual property protection outside of the USA. Filing under the PCT allows the Company to elect to pursue patent protection in up to 148 nations around the world. The second purpose was to broaden the number of molecules for which intellectual patent protection is sought. Under the original patents pending, only the THC and CBD molecules, infused within a unique lipid-formulation technology, were pursued. Under the new patent applications, the list of molecules for which a unique delivery system were broadened to include THC, CBC, Nicotine, Non Steriodal Anit Inflammatories, and certain Vitamins. As at August 31, 2015, the Company capitalized of $36,989 for patent application.

On August 11, 2015, Lexaria signed a licence agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying patent pending infusion technology. The Company has not paid such payment as at August 31, 2015.

8.	Loan Payable

			Carrying amounts
		Original amounts
Notes	Nature		August 31, 2015	August 31, 2014
		$	$	$
a)	Promissory Note	75,000	-	75,000
b)	Convertible debentures	620,000	-	58,666
c)	Convertible debentures	200,000	-	56,667
d)	Promissory Note	50,000	-	50,000
e)	Promissory Note	657,447	-	536,603

Total Outstanding		1,698,690	-	776,936
Loan payable – current		1,698,690	-	776,936
Loan payable - long term		-	0	-

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

b)

On November 30, 2010, we closed the first tranche of a private placement offering of convertible debentures in the aggregate amount of $450,000. The convertible debentures mature on November 30,2012, subject to forced conversion as set out in the convertible debenture certificate. The convertible debentures pay an interest rate of 12% per annum (on a simple basis) and are convertible at $0.35 per unit. Each unit is comprised of one share of our common stock and one share purchase warrant. Each warrant entitles the holder thereof to purchase one share at a price of $0.40 per share up to the earlier of the maturity date of the convertible debenture or one year from conversion of the convertible debenture.

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

On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the loan, please refer to Note 8f for details. On April 1, 2014, three of the parties converted their balance of $193,333 of principal remaining into 552,350 common shares at a price of $0.35 per share. On December 4, 2015, the Company has paid down all of the debt outstanding of $58,666 (August 31, 2014: $354,665).

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

On November 13, 2013, the Company entered into an Amendment agreement to refinance and extend repayment terms on the terms on the loan, please refer to Note 10f for details. On December 4, 2014, the Company has paid down all of the debt outstanding of $56,667 (August 31, 2014: $85,001).

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

On December 4, 2014, the Company has paid down all of the debt outstanding of CAD$563,108 (August 31, 2014: $44,917).

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

9.	Related Party Transactions

a)

For the year ended August 31, 2015, the Company paid $119,700 to CAB (2014: $80,000); to BKB Management Ltd. (“BKB”) CAD$84,000 (2014: CAD$55,000) for management, consulting and accounting services; to Thomas Ihrke $69,000 (2014: $5,000) for executive management consulting; and to Docherty Management Limited CAD$56,667 and $16,000 (2014: $Nil). CAB is owned by the CEO of the Company, BKB is owned by the CFO of the Company and Docherty Management Limited is owned by the President of the Company.

b)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$300,000 with CAB (See Note 10e). On July 10, 2009 $40,000 of the debt was converted to equity. On October 21, 2010, the Company settled a portion of the debt, namely US$1,625 with CAB by converting 65,000 warrants into 32,500 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. On June 28, 2011, the Company paid down CAD $100,000 of the debt. The debt was paid in full from the Belmont Lake sale. For the year ended August 31, 2015, the Company paid/accrued interest expenses of CAD $6,818 (2014: CAD$20,457).

c)

On October 27, 2008 the Company entered a secured loan agreement in the amount of CAD$400,000 with Christopher Bunka (See Note 10e). On October 21, 2010, the Company settled a portion of the debt, namely $2,167 with Christopher Bunka by converting 86,667 warrants into 43,333 common shares of the Company as per Purchase Agreement dated October 27, 2008 at a price of $0.05 per share. The debt was paid in full from the Belmont Lake sale. For the year ended August 31, 2015, the Company paid/accrued interest expenses of CAD $17,902 (2014: CAD$53,709).

d)

On April 1, 2010, the Company entered a non-secured loan agreement in the amount of US$75,000 with CAB (See Note 10a). The debt was paid in full from the Belmont Lake sale. For the year ended August 31, 2015, the Company paid/accrued interest expenses of $3,375 (2014: $10,125).

e)

On March 30, 2012, the Company entered a non-secured loan agreement in the amount of US$50,000 with Chris Bunka. The debt was paid in full from the Belmont Lake sale. For the year ended August 31, 2015, the Company incurred interest expenses of $1,500 (2014: $4,500).

f)

On December 1, 2011, the Company entered into a secured loan agreement in the amount of $200,000 with two directors of the Company (see Note 10c, f). This loan agreement was amended for another year to repay the debt in twelve equal monthly principal payment, plus interest on the monthly declining balances. The interest rates of the amendment debt are the same as the existing debt agreement. On November 13, 2013, the Company refinanced and extended repayment terms on all debt that was otherwise due to mature in December 2013. The loan repayment schedule will be converted, with an effective date of December 1, 2013, to a new one year term loan with monthly interest payments at 18% on any declining balance, in arrears and all principal amounts not paid before then due in full on December 1, 2014; b) the first payment of interest shall be due on January 1, 2014; c) the Company will make ten (10) monthly principal payments, each of which is 1/10th of the principal amount owing at the time this Agreement goes into effect, beginning on March 1 2014 and repeating on the first day of each month thereafter until all the principal is paid. The debt was paid in full from the Belmont Lake sale. For the year ended August 31, 2015, the Company has paid interest expense of $5,458 (2014: $17,868).

g)	$22,051 was payable to the President and a company controlled by a CEO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

See also Note 10 and Note 5.

10.	Stock Options

1,425,000 stock options were granted on December 22, 2014 to Directors, Officers and consultants. The exercise price of the stock options is $0.11, 1,225,000 vesting immediately, 100,000 vesting in six months, and 100,000 vesting in 12 months; all expiring on December 22, 2019.

On February 4, 2015, the Company granted 250,000 stock options to consultants with an exercise price of $0.10, vesting immediately, expiring February 3, 2020.

On March 26, 2015, the Company granted 500,000 stock options to an Officer of the Company. The exercise price of the stock options is $0.10, vesting immediately and expiring on March 26, 2020.

For the year ended August 31, 2015, the Company recorded a total of $252,318 (August 31, 2014: $21,279) for stock based compensation expenses.

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2015	August 31, 2014
Expected volatility	243%-249%	210-252%
Risk-free interest rate	1.47-1.66%	1.70-1.76%
Expected life	5.00 years	5 years
Dividend yield	0.00%	0.00%

A summary of the stock options for the ten months year ended August 31, 2015 and 2014 is presented below:

	Options Outstanding
		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance, August 31, 2014	2,625,000	$0.24
Expired	(1,100,000)	0.23
Granted	2,175,000	0.11
Balance, August 31, 2015	3,700,000	$0.17

The Company has the following options outstanding and exercisable:

August 31, 2015		Options outstanding			Options exercisable

Range of	Number	Weighted average	Weighted	Number	Weighted average	Weighted
Exercise prices	of shares	remaining	average exercise	of shares	remaining	average
		contractual life	price		contractual life	exercise price
$0.35	450,000	0.86years	$0.35	450,000	0.86years	$0.35
$0.10	400,000	2.80 years	$0.10	400,000	2.80 years	$0.10
$0.60	50,000	3.57 years	$0.60	50,000	3.57 years	$0.60
$0.25	625,000	3.90 years	$0.25	625,000	3.90 years	$0.25
$0.11	1,425,000	4.31 years	$0.11	1,425,000	4.30 years	$0.11
$0.10	250,000	4.43 years	$0.10	250,000	4.43 years	$0.10
$0.10	500,000	4.57 years	0.10	500,000	4.57 years	0.10
Total	3,700,000	3.69 years	$0.17	3,700,000	3.68 years	$0.17

August 31, 2014		Options outstanding		Options exercisable

Range of Exercise	Number of	Weighted average	Weighted average	Number of	Weighted avera
prices	shares	remaining contractual life	exercise price	shares	exercise price
$0.20	150,000	0.96 years	$0.20	150,000	$0.20
$0.20	850,000	0.39 years	$0.20	850,000	$0.20
$0.35	450,000	1.86years	$0.35	450,000	$0.35
$0.10	400,000	3.80 years	$0.20	400,000	$0.10
$0.60	50,000	4.57 years	$0.60	50,000	$0.60
$0.50	100,000	4.59 years	$0.50	100,000	$0.50
$0.25	625,000	4.90 years	$0.25	625,000	$0.25
Total	2,625,000	2.54 years	$0.25	2,625,000	$0.24

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

On March 26, 2015, the Company announced the appointment John Docherty as President of Lexaria effective April 15, 2015. The Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with a monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has US$1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract. The Company may pay the Consultant a bonus from time to time, at its sole discretion.

Mr. John Docherty will be entitled to receive common stock-based and stock- option based bonuses upon achieving certain milestones during the time of his Consultancy with the Company. These milestones are:

•	Upon signing: A grant of 500,000 stock options priced one-cent above market prices at the time of award. (granted)

•	90 Days after signing: A grant of 500,000 restricted common shares.(420,000 restricted common shares issued)

•	Twelve months after signing: A grant of 300,000 stock options priced one-cent above market prices at the time of award.

•	Eighteen (18) months after signing: A grant of 300,000 restricted common shares.

•

During the first twelve (12) months after signing; for combined Lexaria Energy and ViPova products and including all combined sales efforts, achieving non- refundable sales of US$200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 100,000 Company shares; and, after the first twelve (12) months after signing and expiring twenty- four (24) months after signing; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable sales of US$200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 50,000 Company shares; this clause limited to one payment per customer during the 24-month period, but payable on each customer that meets these sales thresholds;

•

During the first twelve (12) months after signing; for combined Lexaria Energy and ViPova products and including all combined sales efforts, achieving non- refundable sales of US$500,000 in any fiscal quarter would result in a restricted common share award of 200,000 Company shares; and, after the first twelve (12) months after signing and expiring twenty-four (24) months after signing; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable sales of US$500,000 in any fiscal quarter would result in a restricted common share award of 100,000 Company shares; this clause limited to one payment per fiscal quarter;

•

During the time this Agreement remains in effect, for each new provisional patent application substantially devised by Mr. John Docherty and successfully created, written and filed with the US Patent Office for Company-owned intellectual property, a restricted common share award of 250,000 Company shares, this clause not limited to frequency of payment but each patent application to be approved by the Board of Directors of the Company, in advance;

See also Note 7 and 8.

12.	Income Tax

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax rates at August 31, 2015 and 2014:

		2015		2014
Income (loss) before taxes		$(1,934,352)		$(3,257,711)
Statutory tax rate		35%		35%
Expected income tax (recovery)		$(677,023)		$(1,140,199)
Non-deductible items		$98,764		$24,259
Change in estimates		$646,711		(530)
Change in valuation allowance		$(68,453)		$1,116,470
Total income taxes (recovery)	$	Nil	$	Nil

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at August 31, 2015 and 2014 are comprised of the following:

		2015		2014
Net capital loss carryforwards		$2,715,944		$2,126,795
Oil and Gas Property		$-		$657,652
		$2,715,944		$2,784,447
Valuation allowance		$(2,715,944)		$(2,784,447)
Net deferred tax assets (liabilities)	$	Nil	$	Nil

The Company has net operating loss carryforwards of approximately $7,760,000 which may be carried forward to apply against future year income tax for US tax purposes.

Year	Amount
2025	$76,000
2026	508,000
2027	1,056,000
2028	720,000
2029	753,000
2030	552,000
2031	538,000
2032	252,000
2033	344,000
2034	1,309,000
2035	1,652,000
Total	$7,760,000

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

		Alternative Health
	Oil and Gas	Products	Corporation	Total
	$	$		$
Revenue	48,918	14,702		63,620

Operation expenses	-	349,093	1,636,996	1,968,089

Total assets		214,632	497,090	711,722

14.	Subsequent Events

a)

Subsequent year end, on September 16, 2015, the Company’s Board has appointed Ted McKechnie as a Director. He was issued 100,000 common shares of the Company at $0.19 per share and was awarded 100,000 stock options vested immediately and expiring in five years at an exercerise price of $0.19.

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

As of August 31, 2015, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2015, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed	Date of Resignation
Christopher Bunka	Chairman, Chief Executive Officer,Director, former President,	54	October 26, 2006 February 14, 2007	Resigned (President), April 15, 2015
John Docherty	President	45	April 15, 2015	-
Bal Bhullar	Chief Financial Officer and Director	46	May 12, 2009	-
Nicholas Baxter	Director	62	July 8, 2011	-
Ted McKenchnie	Director	68	September 16, 2015	-
Tom Ihrke	Vice-President, US Operations (Lexaria), President, ViPova Tea, LLC	48	December 22, 2014	-

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

Mr Bunka was formerly Chairman/CEO of Enertopia Corp, (symbol ENRT-OTC)but resigned in 2013. Mr. Bunka was formerly a director of Defiance Capital Corp., (symbol DEF-TSXV) a Canadian resource company, but resigned in 2014.

Mr. John Docherty - President

Mr. Docherty was appointed President of Lexaria effective April 15, 2015. Prior to Lexaria Mr. Docherty was former President and Chief Operating officer of Helix BioPharma Corp. (TSX: HBP), where he led the company’s pharmaceutical development programs for its plant and recombinantly derived therapeutic protein product candidates. Mr. Docherty is a senior operations and management executive with over 20 years experience in the pharmaceutical and biopharmaceutical sectors. He has worked with large multinational companies and emerging, private and publicly held start-ups. At Helix, Mr. Docherty was also instrumental in the areas of investor/stakeholder relations, capital raising, capital markets development, strategic partnering, regulatory authority interactions and media relations, and he also served as a management member of its board of directors. Prior to this, Mr. Docherty was President and a board member of PharmaDerm Laboratories Ltd., a Canadian drug delivery company that developed unique microencapsulation formulation technologies for use with a range of active compounds.

Mr. Docherty has also held positions with companies such as Astra Pharma Inc., Nu-Pharm Inc. and PriceWaterhouseCoopers’ former global pharmaceutical industry consulting practice. He is a named inventor on issued and pending patents and he has a M.Sc. in pharmacology and a B.Sc. in Toxicology from the University of Toronto.

Ms. Bal Bhullar - Chief Financial Officer and Director

Ms. Bhullar brings over 23 years of diversified financial and risk management experience in both private and public companies, in the industries of high-tech, film, mining, marine, oil & gas, energy, transport, and health and wellness industries.

Among some of the areas of experience, Ms. Bhullar brings expertise in financial & strategic planning, operational & risk management, regulatory compliance reporting, business expansion, start-up operations, financial modeling, program development, corporate financing, and corporate governance/internal controls.

Previously, Ms. Bhullar has held various positions as President of BC Risk Management Association of BC, and served as Director and CFO of private and public companies. Currently, Ms. Bhullar served as a former Director and CFO for Bare Elegance Medspa, CFO for public company Enertopia Corp (symbol ENRT-OTC; TOP-CNSX) and former CFO for ISEE3D Inc. (symbol ICT-TSXV).

Ms. Bhullar is a Chartered Professional Accountant, Certified General Accountant and as well holds a CRM designation from Simon Fraser University and a diploma in Financial Management from British Columbia Institute of Technology.

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

Mr. Ted McKechnie – Director

An entrepreneurial executive with extensive Board and Senior Management Experience in the consumer goods industry with a proven track record for achieving corporate financial and growth objectives. He is the former President and COO of Maple Leaf Foods, which in 2014 had revenue of over CDN $3.1 billion dollars. Mr. McKechnie also has held executive positions with Kraft, Frito Lay, General Foods, PepsiCo, and Philip Morris Companies. He is the Founder, Chairman and CEO of Canada’s Technology For Food. Mr. McKechnie is an energetic leader experienced in building teams in marketing, sales and supply chain management. Ted is the recipient of the Philip Morris Chairman’s Award for “recognition of extraordinary contributions having a significant and lasting impact on the Corporation”.

Mr. Tom Ihrke – Vice President of US Operations (Lexaria) and President of ViPova Tea, LLC

Mr. Ihrke first began working as a consultant to Lexaria in 2008 and, since December 22, 2014 has served as Executive Vice President of Lexaria, and President of our majority-owned subsidiary company, PoViva Tea, LLC. Tom has an extensive background in the financial and capital markets, including as a Senior Investment Banker, Senior Trader and Market Maker for Morgan Keegan and Company. Mr. Ihrke was also co-founder and Managing Partner of a successful hedge fund. Mr. Ihrke received his MBA from the University of Tennessee and his BSc of Science from Texas Christian University.

Family Relationships

There are no family relationships among any of our directors or officers.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year endedAugust 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2015. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Currently our audit committee consists of our Bal Bhullar, Nick Baxter, and Chris Bunka. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2015 and August 31, 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2015 and August 31, 2014, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
							Nonqualifi
						Non-Equit	ed
						y Incentive	Deferred
						Plan	Compensa	All Other
Name and				Stock	Option	Compensa	tion	Compensa
Principal		Salary	Bonus	Awards	Awards	tion	Earnings	- tion	Total
Position	Year	($)	($)	($)	($)(3)	($)	($)	($)	($)
Christopher	2015	119,700	Nil	Nil	49,750	Nil	Nil	Nil	163,750
Bunka(1),	2014	80,000	Nil	Nil	Nil	Nil	Nil	Nil	80,000
Chairman, Chief
Executive
Officer, &
Director
Bal Bhullar(2),	2015	73,020	Nil	Nil	49,750	Nil	Nil	Nil	122,770
Chief Financial	2014	63,324	Nil	Nil	Nil	Nil	Nil	Nil	63,324
Officer &
Director
Tom Irkhe(4)	2015	42,000	Nil	Nil	29,850	Nil	Nil	Nil	71,850
Vice President	2014	5,000	Nil	Nil	Nil	Nil	Nil	Nil	5,000
John	2015	60,983	Nil	Nil	39,722	Nil	Nil	Nil	84,705
Docherty(5)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President

(1)

Mr. Bunka was appointed as chairman, president, chief executive officer and director on October 26, 2006, and was chief financial officer of our company from February 14, 2007 until May 12, 2009. He resigned as president on April 15, 2015

(2)	Ms. Bhullar was appointed Chief Financial Officer on May 12, 2009

(3)

The fair value of the option award was estimated using the Black-Scholes pricing model with the following assumptions: expected volatility of 142.25%, risk–free interest rate of 1.93%, expected life of 5 years, and dividend yield of 0.0%.

(4)	Mr. Irkhe became Vice President on December 23, 2015.

(5)	Mr. Docherty became President on April 15, 2015.

Our company is currently paying consulting fees to our chief executive officer $10,500 per month, paying our chief financial officer CAD$7,500 per month, paying our vice president $3,000 per month and paying our president CAD$12,500 per month in consulting fees.

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

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of	Number of	Equity	Option	Option	Number	Market	Equity	Equity
(a)	Securities	Securities	Incentive	Exercise	Expiration	of	Value of	Incentive	Incentive
	Underlying	Underlying	Plan	Price	Date	Shares	Shares	Plan	Plan
	Unexercised	Unexercised	Awards:	($)	(f)	or Units	or Units	Awards:	Awards:
	Options	Options	Number of	(e)		of Stock	of Stock	Number of	Market or
	(#)	(#)	Securities			That	That	Unearned	Payout
	Exercisable	Unexercisable	Underlying			Have	Have	Shares,	Value of
	(b)	(c)	Unexercised			Not	Not	Units or	Unearned
			Unearned			Vested	Vested	Other	Shares,
			Options			(#)	($)	Rights	Units or
			(#)			(g)	(h)	That	Other Rights
			(d)					Have Not	That Have
								Vested	Not Vested
								(#)	(#)
								(i)	(j)
Christopher	500,000	-	-	$0.11	2019/12/22	-	-	-	-
Bunka	200,000	-	-	$0.35	2016/07/11	-	-	-	-
	225,000			$0.10	2018/06/18
Bal Bhullar	500,000	-	-	$0.11	2019/12/22	-	-	-	-
	100,000	-	-	$0.35	2016/07/11	-	-	-	-
	175,000			$0.10	2018/06/18
Tom Irkhe	300,000			$0.11	2019/12/22
John	500,000			$0.10	2020/03/26
Docherty

Option Exercises

During our fiscal year ended August 31, 2015, no options were exercised by our named officers.

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

Compensation Committee Interlocks and Insider Participation

During 2015, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2015.

Compensation Committee Report

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 1, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership	of Class
Christopher Bunka	10,832,544 (1)	21.2%
Kelowna BC Canada	common shares
Bal Bhullar	916,250 (2)	1.8%
Vancouver, BC	common shares
Nicholas Baxter	450,000(3)	0.9%
Aberdeenshire, UK	common shares
Tom Irkhe	300,000(4)	0.6%
South Carolina, USA	Common shares
John Docherty	1,180,000(5)	2.3%
Toronto, Ontario	Common shares
Ted McKechnie	200,000(6)	0.4%
Toronto, Ontario	Common shares
Directors and Executive Officers as a Group (6	13,878,794	27.1%
persons)	common shares
David DeMartini,	3,281,250	6.4%
Texas, Houston	common shares
Total as a Group (7 persons) (7)	17,160,044	33.5%
	common shares

* Less than 1%.

(1)     Includes 5,248,586 shares held in the name of C.A.B. Financial Services and 4,488,958 shares held directly by Chris Bunka, chairman, chief executive officer and a director of our company. Includes 170,000 warrants held in the name of C.A.B. Financial Services with an exercise price of $0.25. Includes 925,000 options which are exercisable at $0.11, $0.35, and $0.10 within 60 days of October 15, 2015.

(2)     Includes 575,000 options which are exercisable at $0.11, $0.35, and $0.10 within 60 days October 15, 2015. Bal Bhullar is chief financial officer and a director of our company.

(3)     Includes 250,000 options which are exercisable at $0.35 and $0.11 within 60 days of October 15, 2015. Nicholas Baxter is a director of our company.

(4)     Includes 300,000 options which are exercisable at $0.11 withing 60 days of October 15, 2015. Tom Irkhe is Vice President of our Company.

(5)     Includes 130,000 warrants with an exercise price of $0.25. Includes 500,000 options which are exercisable at $0.10 within 60 days October 15, 2015. John Docherty is the President of our Company

(6)     Includes 100,000 options exercisable at $0.19 90 days after September 16, 2015. Ted McKechnie is a Director of our Company.

(7)     Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 15, 2015. As of October 15, 2015, there were 39,852,984 shares of our common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2015 and for fiscal year ended August 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2015	August 31, 2014
Audit Fees	30,953	26,036
Audit Related Fees	16,454	19,677
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	47,407	45,713

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by MNP LLP for the fiscal years ended August 31, 2015 and August 31, 2014 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $16,454 audit related fees paid toMNP LLP for the fiscal year ended August 31, 2014 and $19,677 for the fiscal year ended August 31, 2014.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal years ended August 31, 2015 and August 31, 2014, we did not use MNP LLP for non-audit professional services or preparation of corporate tax returns.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Document Description

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
3.2	Bylaws (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
3.3	Certificate of Change (Incorporated by reference from our current report on Form 8-K filed on June 23, 2009)
3.4	Amended and restated Bylaws (Incorporated by reference from our current report on Form 8-K filed on December 22, 2009)
(10)	Material Contracts
10.1	Griffin Model Form Operating Agreement (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
10.2	Griffin Drilling Program Agreement (Incorporated by reference from Form SB-2 Registration Statement filed on March 1, 2006)
10.3	Assignment Agreement with Brinx Resources Ltd. (Incorporated by reference from our current report on Form 8-K filed on June 21, 2007)
10.4	Assignment Agreement with 0743608 BC Ltd. (Incorporated by reference from our current report on Form 8-K filed on June 21, 2007)
10.5	Consulting Agreement dated November 27, 2008 with CAB Financial Services Ltd. (Incorporated by reference from our current report on Form 8-K filed on December 1, 2008)
10.6	Amended Agreement and Promissory Notes (Incorporated by reference from our current report on Form 8-K filed on October 22, 2010)
10.7	Consulting Agreement with CAB Financial Services Ltd. (Incorporated by reference from our current report on Form 8-K filed on December 1, 2008)

Exhibit No.	Document Description

10.8	Agreement with Delta Oil & Gas, Inc. and The Stallion Group (Incorporated by reference from our current report on Form 8-K filed on April 7, 2009)
10.9	Agreement with BKB Management Ltd. (Incorporated by reference from our current report on Form 8-K filed on May 19, 2009)
10.10	Equity Compensation Plan 2007 (Incorporated by reference from our current report on Form S8 filed on May 7, 2007)
10.11	2010 Equity Compensation Plan (Incorporated by reference from our current report on Form 8-K filed on January 21, 2010)
10.12	Assignment Agreements and Loan Agreement (Incorporated by reference from our current report on Form 8-K filed on September 13, 2010)
10.13	Consulting Agreement with Tom Ihrke (Incorporated by reference from our current report on Form 8-K filed on August 6, 2010)
10.14	Equity Compensation Plan 2010 (Incorporated by reference from our current report on Form 8-K filed on January 21, 2010)
10.15	Form of Convertible Debenture Subscription (Incorporated by reference from our current report on Form 8-K filed December 1, 2010)
10.16	Form of Convertible Debenture (Incorporated by reference from our current report on Form 8-K filed on December 1, 2010)
10.17	Form of Security Agreement (Incorporated by reference from our current report on Form 8-K filed on December 1, 2010)
10.18	Management Agreement with Tom Irkhe dated December 2, 2010 (Incorporated by reference from our current report on Form 8-K filed on December 3, 2010)
10.19	Form of Convertible Debenture Subscription (Incorporated by reference from our current report on Form 8-K filed on November December 21, 2010)
10.20	Form of Convertible Debenture (Incorporated by reference from our current report on Form 8-K filed on November December 21, 2010)
10.21	Form of Security Agreement (Incorporated by reference from our current report on Form 8-K filed on November December 21, 2010)
10.22	Assignment Agreement with Emerald Atlantic, LLC dated December 16, 2010 (Incorporated by reference from our current report on Form 8-K filed on November December 21, 2010)
10.23	Asset Purchase Agreement with Brinx Resources Ltd. dated August 12, 2011 (Incorporated by reference from our current report on Form 8-K filed on August 12, 2011)
10.24	Form of Convertible Debenture Subscription (Incorporated by reference from our current report on Form 8-K filed on December 2, 2012)
10.25	Form of Convertible Debenture (Incorporated by reference from our current report on Form 8-K filed on December 2, 2012)
10.26	Security Agreement (Incorporated by reference from our current report on Form 8-K filed on December 2, 2012)
10.27	Debt Agreement with Chris Bunka dated March 30, 2012 (Incorporated by reference from our current report on Form 8-K filed on March 30, 2012)
10.28	Debt Agreement with Chris Bunka dated July 20, 2012 (Incorporated by reference from our current report on Form 8-K filed on July 23, 2012)
10.29

Amendments to Existing Agreements with CAB Financial Services Ltd., Cielo Investment, LLC, David DeMartini, Emerald Atlantic, LLC, Fred Hoffman, James Ihrke, Mathew Ihrke and Morgan Bunka (Incorporated by reference from our current report on Form 8-K filed on November 23, 2012)

10.30	Agreement with Carmel Advisors LLC dated August 23, 2013 (Incorporated by reference from our current report on Form 8-K filed on August 26, 2013)

Exhibit No.	Document Description

10.31	Assignment Agreement with CAB Financial Services Ltd. dated November 1, 2013 (Incorporated by reference from our current report on Form 8-K filed on November 4, 2013)
10.32	Assignment Agreement with Cloudstream One LLC dated November 1, 2013 (Incorporated by reference from our current report on Form 8-K filed on November 4, 2013)
10.33	Assignment Agreement with Emerald Atlantic, LLC dated November 1, 2013 (Incorporated by reference from our current report on Form 8-K filed on November 4, 2013)
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

10.50	2014 Stock Option Plan (Incorporated by reference from our current report on Definitive Proxy Statement filed on May 20, 2014)
10.51	Form of Stock Option Agreement (Incorporated by reference from our current report on Form 8-K filed on July 24, 2014)
10.52	Amended Lease Letter of Intent Extension dated July 22, 2014 (Incorporated by reference from our current report on Form 8-K filed on August 5, 2014)

Exhibit No.	Document Description

10.53	Form of Subscription Agreement for Private Placement closed on August 12, 2014 (Incorporated by reference from our current report on Form 8-K filed on August 12, 2014)
10.54	Form of Warrant Agreement dated August 12, 2014 (Incorporated by reference from our current report on Form 8-K filed on August 12, 2014)
10.55	Form of Subscription Agreement for Private Placement closed on September 22, 2014 (Incorporated by reference from our current report on Form 8-K filed on September 29, 2014)
10.56	Form of Warrant Agreement dated September 22, 2014 (Incorporated by reference from our current report on Form 8-K filed on September 29, 2014)
10.57	Operating Agreement dated November 11, 2014 with Poppy’s Teas LLC (Incorporated by reference from our current report on Form 8-K filed on November 12, 2014).
10.56	Purchase and Sale Agreement dated November 26, 2014 with Cloudstream Belmont Lake, LP (Incorporated by reference from our current report on Form 8-K filed on December 1, 2014)
10.57	Form of Stock Option Agreement dated December 22, 2014 (Incorporated by reference from our current report on Form 8-K filed on December 22, 2014)
10.58	Consulting Agreement dated December 15, 2014 with Thomas Ihrke (Incorporated by reference from our current report on Form 8-K filed on December 22, 2014)
10.59	Form of Stock Option Agreement dated February 3, 2015 (Incorporated by reference from our current report on Form 8-K filed on February 5, 2015)
10.60	Consulting Agreement dated February 6, 2015 with Sequoia Partners Inc. (Incorporated by reference from our current report on Form 8-K filed on February 5, 2015)
10.61	Form of Stock Option Agreement dated March 26 ,2015 (Incorporated by reference from our current report on Form 8-K filed on March 26, 2015)
10.62	Consulting Agreement dated March 26, 2015 (Incorporated by reference from our current report on Form 8-K filed on March 26, 2015)
10.63	Form of Subscription Agreement (1) for Private Placement closed on May 15, 2015 (Incorporated by reference from our current report on Form 8-K filed on May 15, 2015
10.64	Form of Warrant Agreements (1) dated May 15, 2015 (Incorporated by reference from our current report on Form 8-K filed on May 15, 2015
10.65	Form of Broker Warrant Agreement (1) dated May 15, 2015 (Incorporated by reference from our current report on Form 8-K filed on May 15, 2015)
10.66	Letter of Intent dated June 10, 2015 with Shaxon Enterprises Ltd. and Enertopia Corp. (Incorporated by reference to our current report on Form 8-K filed on June 12, 2015)
10.67	Service Agreement dated June 8, 2015 with TDM Financial (Incorporated by reference to our current report on Form 8-K filed on June 8, 2015)
10.68	Share Purchase Agreement dated June 24, 2015 with Shaxon Enterprises Ltd. and Enertopia Corp. (Incorporated by reference from our current report on Form 8-K filed on August 5, 2014)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (Incorporated by reference from Form SB-2 Registration Statement filed on September 20, 2007)
(21)	Subsidiaries of the Registrant
21.1	Great Lakes Cannabis Corp., a Canadian corporation, (wholly-owned)
(31)	Rule 13a-14(a)/15d-14(a)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer

Exhibit No.	Document Description

32.2*	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Haas Reserve Reports (Incorporated by reference from our current report on Form 8-K filed on July 17, 2007)
99.2	Veazey Reserve Report (Incorporated by reference from our current report on Form 8-K filed on January 19, 2012)
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

LEXARIA CORP.

By: /s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: November 25, 2015

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: November 25, 2015

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: November 25, 2015

By: /s/ Bal Bhullar
Bal Bhullar
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: November 25, 2015

By: /s/ Nicholas Baxter
Nicholas Baxter
Director

Date: November 25, 2015

By: /s/Ted McKechnie
Ted McKechnie
Director

Date: November 25, 2015