Form 10-Q
period 2015-11-30
LEXARIA CORP.
filed 2016-01-08
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

604-602-1675
(Registrant's telephone number, including area code)

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

[X] YES     [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

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

[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer(s classes of common stock, as of the latest practicable date.
44,553,286 common shares issued and outstanding as of December 22, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended November 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	November 30	August 31
	2015	2015
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$84,031	$260,075
Accounts receivable	34,833	31,382
Inventory	187,833	167,986
Prepaid expenses and deposit	149,493	215,290
	456,190	674,733

Property, plant and equipments	2,939	-
Patent	36,989	36,989

TOTAL ASSETS	$496,118	$711,722

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$69,725	$33,073
Due to a related party (Note 10)	107,665	22,052

TOTAL LIABILITIES	177,390	55,125

STOCKHOLDERS' EQUITY

Share Capital
Authorized: 200,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 39,952,984 common shares at November 30, 2015 and 39,852,984 common shares at August 31, 2015	39,952	39,852

Additional paid-in capital	10,856,219	10,818,446
Shares to be issued	36,000	-
Deficit	(10,468,357)	(10,085,889)
Equity attributable to shareholders of the Company	463,814	772,409
Non-Controlling Interest	(145,086)	(115,812)
Total Stockholders' Equity	318,728	656,597

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$496,118	$711,722

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	Quarter Ended
	November 30	November 30
	(Unaudited)	(Unaudited)

	2015	2014
Revenue
Sales	10,787	-
Cost of Goods Sold
Cost of Goods Sold	14,383	-
	14,383	-

Gross profit (loss)	(3,596)	-

Expenses
Accounting and audit	50,630	34,000
Insurance	1,567	1,518
Advertising and promotions	99,771	47,111
Bank charges and exchange (gain)loss	2,514	(11,488)
Stock Based Compensation	28,410	-
Consulting	157,461	155,603
Fees and Dues	14,529	11,647
Interest expense from loan payable (note 6,8)	77	31,544
Legal and professional	4,872	24,364
Office and miscellaneous	4,045	5,624
Research and Development	1,978	48,040
Rent	6,375	28,106
Telephone	2,130	1,342
Travel	22,323	5,662
MMJ expense	-	15,000
Write-down of inventory	11,464	-
	408,146	398,073
(Loss) for the period before other income	(411,742)	(398,073)
Income (Loss) from discontinued operations	-	48,918

Net (loss) for the period	(411,742)	(349,155)
Net (loss) attributable to:
Common Shareholders	(382,468)	(347,249)
Non-Controlling Interest	(29,274)	(1,906)
Basic and diluted (loss) per share	(0.01)	(0.01)
Weighted average number of common shares outstanding
- Basic and diluted	39,873,532	23,369,040

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	Quarter Ended
	November 30	November 30
	(Unaudited)	(Audited)

	2015	2014
Cash flows used in operating activities
Net (loss) for the period	$(411,742)	(398,073)
Income (loss) from discontinued operations	-	48,918
Net (loss) from operations	(411,742)	(349,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - Stock based compensation	37,873	-
Amortization	155	-
Write-down of inventory	11,464	-
MMJ Joint Venture	-	15,000
Other non-cash items	-	48,040
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(3,451)	21,669
(Increase)/Decrease in inventory	(31,311)	(18,800)
(Increase)/ Decrease in prepaid expenses and deposit	65,797	94,187
Increase in accounts payable and accrued liabilities	122,265	15,845
Net cash used in operating activities	(208,950)	(173,214)

Cash flows from investing activities
Property, plant and equipments	(3,094)	-
Net cash from investing Activities	(3,094)	-

Cash flows from financing activities
Payments of loan payable	-	(776,936)
Proceeds from private placement, convertible debt, options	36,000	0
Liabilities for sale	-	678,193
Net cash from financing Activities	36,000	(98,743)

Increase (Decrease) in cash and cash equivalents	(176,044)	(271,957)
Cash and cash equivalents, beginning of year	260,075	703,030
Cash and cash equivalents, end of year	$84,031	431,073
Supplemental information of cash flows:
Interest paid in cash	$-	165,790

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL				TOTAL
			PAID-IN	SHARES TO			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	BE ret/issued	DEFICIT	NCI	EQUITY

Balance, August 31, 2014	34,249,690	34,249	10,033,438	(35,200)	(8,315,389)		1,717,098

Shares Cancelled	(110,000)	(110)	(35,090)	35,200			-

Shares issued for PP @$0.15	305,200	305	45,475				45,780

Non-controlling Interest						(115,812)	(115,812)

Shares issued per agreement @$0.105	238,094	238	24,762				25,000

Stock Options issued @ $0.11 and $0.10			144,199				144,199

Shares issued for PP @$0.10	5,000,000	5,000	462,100				467,100

Stock Options issued @$0.10			52,801				52,801

Shares cancelled	(500,000)	(500)	(44,500)				(45,000)

Shares issued per agreement @ $0.19	250,000	250	47,250				47,500

Shares issued per agreement @ $0.20	420,000	420	83,112				83,532

Return of commission from previous PP			4,899				4,899

Comprehensive income (loss):					(1,770,500)		(1,770,500)

Balance, August 31, 2015	39,852,984	39,852	10,818,446	-	(10,085,889)	(115,812)	656,597

Shares issued per agreement @0.19	100,000	100	18,900				19,000

Non-controlling Interest						(29,274)	(29,274)

Stock options issued @$0.19			18,873				18,873

Shares to be issued				36,000			36,000

Comprehensive income (loss):					(382,468)		(382,468)

Balance, November 30, 2015	39,952,984	39,952	10,856,219	36,000	(10,468,357)	(145,086)	318,728

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2015
(Expressed in U.S. Dollars)

(Unaudited)

1.	Basis of Presentation

The unaudited consolidated interim financial statements for the three months ended November 30, 2015 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2015 audited annual financial statements and notes thereto.

2.	Organization and Business

The Company was formed on December 9, 2004 under the laws of the State of Nevada and commenced operations on December 9, 2004. The Company is an independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. The Company's entry into the oil and gas business began on February 3, 2005. During the period ended November 30, 2014, the Company discontinued oil and gas business through Purchas and Sale Agreement signed with Cloudstream Belmont Lake, LP on November 26, 2014. In March of 2014, the Company began its entry into the medicinal marijuana and alternative health and wellness business. This change of business was approved by the Company's shareholders during its Annual General Meeting held on June 11, 2014. The Company has offices in Vancouver and Kelowna, BC, Canada.

On August 7, 2014, the Company's board of directors approved changing its year end from October 31 to August 31. These unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has recurring operating losses and required additional funds to maintain its operations. Management's plans in this regard are to raise equity and/or debt financing as required until such time as operations are profitable.

On November 24, 2015, our board of directors approved a forward stock split of our authorized and issued and outstanding shares of common stock on a basis of 1 old share of common stock for 1.1 new shares of common stock. Upon effect of the forward stock split our authorized capital will increase 220,000,000 shares of common stock, par value $0.001 and our issued and outstanding shares increased from 39,952,984 to 43,948,286 shares of common stock, with a par value of $0.001. The reverse stock split has been reviewed by the Financial Industry Regulatory Authority ("FINRA") and the Canadian Securities Exchange ("CSE") and was approved for filing with an effective date of December 16, 2015. The forward split became effective with the OTC Markets at the opening of trading on December 16, 205 under the symbol "LXRPD". The "D" will be placed on our ticker symbol for 20 business days. Our new CUSIP number is 52886N307.

The Company's unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $411,742 for the three months ended November 30, 2015 (November 30, 2014: $349,155) and at November 30, 2015 had a deficit accumulated since its inception of $10,468,357 (August 31, 2015: $10,085,889). The Company has a working capital surplus of $278,800 as at November 30, 2015 (August 31, 2015 working capital surplus: $619,608). The Company requires additional funds to maintain its existing operations and developments. These conditions raise substantial doubt about our Company's ability to continue as a going concern. Management's plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is difficult.

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

The Company has two major classes of inventory: finished goods, work in progress and raw materials. In all classes, inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company's manufacturing and processing facilities.

c)	Property, Plant and Equipments

Property, Plant and Equipments is recorded at cost, net of accumulated amortization. Depreciation is calculated on a straight line basis over the estimated useful lives.

The estimated useful lives are as follows:

Office equipment	5 years

d)	New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the "FASB")and the International Accounting Standards Board (the "IASB") issued substantially converged final standards on revenue recognition. The FASB's Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, "Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606)and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40)," (b) Section B, "Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables" and (c) Section C, "Background Information and Basis for Conclusions." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued new guidance on determining when and how to disclose going -concern uncertainties in the financial statements. The new guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. Upon adoption, the Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis"("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU's are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt from other assets to long-term debt on a retrospective basis. The new standard will not affect the Company's results of operations or cash flows.

In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets ("ASU 2015-04"). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. ASU 2015-04 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Prospective application is required, and early adoption is permitted.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

5.	Inventory

	November 30, 2015	August 31, 2015

Finished goods	$162,313	$119,944
Work in progress	15,177	48,042
Raw material	10,343	-
	$187,833	$167,986

6.	Capital Stock

Share Issuances

On September 16, 2015, the Company's Board has appointed Ted McKechnie as a Director. He was issued 100,000 common shares of the Company at $0.19 per share.

As at November 30, 2015, Lexaria Corp. has 39,952,984 shares issued and outstanding and 6,936,533 warrants issued and outstanding.

On November 30, 2015, the Company received $36,000 prior to the closing of the financing in December. The shares have been issued in December when the financing was closed and 200,000 shares were issued at $0.18 for the $36,000.

The following table summarizes warrant existence in the period ended November 3, 2015:

		Weighted Average
	Number of Shares	Exercise Price
Balance, October 31, 2013	-	$-
Granted warrants with expiry date of November 1, 2015	500,000	0.10
Granted warrants with expiry date of September 21, 2015	10,600,000	0.25
Granted warrants with expiry date of April 1, 2015	552,380	0.40
Granted warrants with expiry date of February 12, 2016	1,302,333	0.25
Balance, August 31, 2014	12,954,713	$0.25
Warrants expired April 1, 2015	(552,380)	0.40
Granted warrants with expiry date of March 26, 2016	305,200	0.25
Granted warrants with expiry date of May 14, 2017	5,000,000	0.25
Granted warrants with expiry date of May 14, 2017	329,000	0.20
Balance, August 31, 2015	18,036,533	$0.25
Warrants expired September 21, 2015	(10,600,000)	$0.25
Warrants expired November 1, 2015	(500,000)	$0.10
Balance, November 30, 2015	6,936,533	$0.25

7.	Medical Marijuana Investment

On March 5, 2014, the Company has entered into a three year Joint Venture Agreement ("JV") with Enertopia Corp. and Mr. Robert McAllister (collectively, the "Parties"). Whereas Enertopia Corp (" Enertopia") and Robert McAllister will source opportunities in the business, and the terms and conditions on which the Parties will form a joint venture to jointly participate in, or offer specific opportunities within the business (the "Joint Venture"), and Robert McAllister will join the Company as advisory board for the term of this Agreement. The Company issued Enertopia Corp. 1,000,000 shares and Robert McAllister 500,000 shares on signing of the Agreement. The Company agreed to additionally pay Enertopia a finder's commission, received at the sole election of Enertopia in either cash or in common restricted shares of Lexaria, within a range of 2% - 5% of the value (less of taxes) of any future business acquisition, joint venture or transaction that Lexaria accepts and closes for the life of this Agreement. Lexaria as its initial Contribution, paid to McAllister 500,000 common restricted shares as compensation for entering the Joint Venture and for McAllister to initiate and during the term of the Agreement continue to provide to Lexaria opportunities for Lexaria to build its business. Lexaria agrees to additionally award McAllister 500,000 stock options to buy common shares of Lexaria, with terms to be specified and ratified by shareholder and regulatory approvals, as compensation for joining and serving as Chairperson of Lexaria's marijuana business advisory board for the term of this Agreement.

8.	Alternative Health Products

On November 12, 2014, the Company signed an agreement with Poppy's Teas LLC. ("ViPova") to acquire 51% of ViPova with an initial consideration of US$50,000. Lexaria acquired a 51% Ownership Interest in the Business by satisfying the requirements set out in the agreement:

•	Pay to Operations bank account US$50,000 as an initial amount to upgrade the Business as may be required to advance the Business (paid)
•	Agree to Spend $75,000 over one year following the execution date of this agreement as a product marketing and operations budget (paid)
•	Agree to Extend to the founders of ViPova ("Founders") $25,000 worth of Lexaria common shares subject to a share lockup of six months as required by the Securities and Exchange Commission (paid)
•	Agree to Pay one of the Founders $2000 a month for production consulting for a period of 12 months out of revenues, the operating account, or against the marketing budget (paid)
•	Agree to Pay one of the Founders $2000 a month for marketing consulting for a period of 12 months out of revenues, the operating account, or against the marketing budget (paid)

•	Agree to Provide the Founders a cash bonus in the amount of $50,000 should the company generate $300,000 in sales within 8 months of the execution of this agreement (N/A)
•

Agree to grant to ViPova a Right of First Refusal to produce under "white-label," additional cannabinoid ("CBD") -based products on behalf of Lexaria, but Lexaria reserves the right to engage other producers should Lexaria, in its reasonable discretion, believe ViPova to be uncompetitive to supply the products requested by Lexaria.

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

ViPova will reduce to a 25% Ownership Interest in the Business and Lexaria will acquire an additional 24% (total 75%) Ownership Interest in the Business by satisfying the following requirements:

•

Spend an additional US$100,000 on sales and marketing "ViPova by Lexaria" brand beginning within 60 days of executing this Agreement and completing spending within 24 months of executing this Agreement. (paid)

•

Lexaria to pay to ViPova or to its principals 2.5 times trailing 12 months ViPova revenue (pro- rata) calculated from that date that this option is exercised. ViPova can receive up to 50% of this payment in the Company(s common stock at ViPova's discretion.

•	This Section is valid beginning November 15th, 2015 and expires on November 15th, 2017.

The acquisition of Vipova was treated as an acquisition of assets rather than a business combination because Vipova did not constitute a business. $48,039 acquired In-Process Research and Development has been expensed at the acquisition date in accordance with ASC 730-10-25-1.

In June 2015, the Company filed Lexaria simultaneous filing of a U.S. utility patent application and an International patent application under the Patent Cooperation Treaty (PCT) procedure, both at the U.S. Patent and Trademark Office. These applications follow the Company's 2014 and 2015 family of provisional patent application filings in the U.S. and serve two additional broad purposes.

The first of these was to expand potential intellectual property protection outside of the USA. Filing under the PCT allows the Company to elect to pursue patent protection in up to 148 nations around the world. The second purpose was to broaden the number of molecules for which intellectual patent protection is sought. Under the original patents pending, only the THC and CBD molecules, infused within a unique lipid-formulation technology, were pursued. Under the new patent applications, the list of molecules for which a unique delivery system were broadened to include THC, CBC, Nicotine, Non Steriodal Anti- Inflammatories, and certain Vitamins. As at August 31, 2015, the Company capitalized of $36,989 for patent application.

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC's IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying patent pending infusion technology. The Company fulfilled its financial obligations as at November 30, 2015.

9.	Related Party Transactions

For the three months ended November 3, 2015, the Company accrued/paid $30,000 to CAB (2014: $24,000); to BKB Management Ltd. ("BKB") CAD$22,500 (2014: CAD$16,500) for management, consulting and accounting services; to a senior vice president $9,000 (2014: $Nil) for executive management consulting; and to Docherty Management Limited CAD$37,500 (2014: $Nil). CAB is owned by the CEO of the Company, BKB is owned by the CFO of the Company and Docherty Management Limited is owned by the President of the Company.

$107,664 was payable to the President, senior vice president and a company controlled by a CEO of the Company.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

10.	Stock Options

On September 16, 2015, the Company granted 100,000 stock options to an Officer of the Company. The exercise price of the stock options is $0.19, vesting immediately and expiring on September 16, 2020.

For the three months ended November 30, 2015, the Company recorded $18,873 (November 30, 2014– $Nil) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the three months ended November 30, 2015 is presented below:

		Options Outstanding
		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, August 31, 2015	3,700,000	$0.17
Expired	(50,000)	0.60
Granted	100,000	0.19
Balance, November 30, 2015	3,750,000	$0.17

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	November 30,	August 31,
	2015	2015
Expected volatility	243%-249%	243%-249%
Risk-free interest rate	1.47-1.68%	1.47-1.68%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.08-$0.10	$0.08-$0.10

A summary of the stock options as at ended November 30, 2015 is presented below:

November 30, 2015		Options outstanding				Options exercisable

Range of Exercise	Number	Weighted		Weighted	Number	Weighted average		Weighted
prices	of shares	average		average exercise	of shares	remaining		average
		remaining		price		contractual life		exercise price
		contractual life
$0.35	450,000	0.61 years		$0.35	450,000	0.86years		$0.35
$0.10	400,000	2.55 years		$0.10	400,000	2.80 years		$0.10
$0.25	625,000	3.65 years		$0.25	625,000	3.90 years		$0.25
$0.11	1,425,000	4.06 years		0.11	1,325,000	4.30 years		0.11
$0.10	250,000	4.18 years		$0.10	250,000	4.43 years		$0.10
$0.10	500,000	4.32 years		$0.10	500,000	4.57 years		$0.10
$0.19	100,000	4.80 years		$0.19	100,000	4.80 years		$0.19
			$				$
Total	3,750,000	3.48 years		$0.16	3,650,000	3.47 years		$0.16

August 31, 2015		Options outstanding			Options exercisable

Range of	Number	Weighted average	Weighted	Number	Weighted average	Weighted
Exercise prices	of shares	remaining	average exercise	of shares	remaining	average
		contractual life	price		contractual life	exercise price
	450,000	0.86years	$0.35	450,000	0.86years	$0.35
$0.10	400,000	2.80 years	$0.10	400,000	2.80 years	$0.10
$0.60	50,000	3.57 years	$0.60	50,000	3.57 years	$0.60
$0.25	625,000	3.90 years	$0.25	625,000	3.90 years	$0.25
$0.11	1,425,000	4.31 years	$0.11	1,325,000	4.30 years	$0.11
$0.10	250,000	4.43 years	$0.10	250,000	4.43 years	$0.10
$0.10	500,000	4.57 years	0.10	500,000	4.57 years	0.10
Total	3,700,000	3.69 years	$0.17	3,600,000	3.68 years	$0.17

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

On September 1, 2014, the Company entered into a one year contract with M&E Services Ltd., wholly owned company by Allan Spissinger as Controller for CAD$2,500 plus GST. This contract amended on December 1, 2014 to CAD$3,400 a month plus GST.

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

See also Note 8 and 9.

12.	Subsequent Events

a)

On November 24, 2015, our board of directors approved a forward stock split of our authorized and issued and outstanding shares of common stock on a basis of 1 old share of common stock for 1.1 new shares of common stock. Upon effect of the forward stock split our authorized capital increased to 220,000,000 shares of common stock, par value $0.001 and our issued and outstanding shares increased from 39,952,984 to 43,948,286 shares of common stock, with a par value of $0.001. The reverse stock split has been reviewed by the Financial Industry Regulatory Authority ("FINRA") and the Canadian Securities Exchange ("CSE") and was approved for filing with an effective date of December 16, 2015. The forward split became effective with the OTC Markets at the opening of trading on December 16, 205 under the symbol "LXRPD". The "D" will be placed on our ticker symbol for 20 business days. Our new CUSIP number is 52886N307.

b)

On December 10, 2015, Lexaria closed a private placement by issuing 500,000 units at a price of US$0.18 per unit for gross proceeds of US$90,000. Each Unit consists of one common share of the Company and one half transferable Share purchase warrant ("Warrant"). Each Full Warrant will be exercisable into one further Share (a "Warrant Share") at a price of US$0.30 per Warrant Share for a period of twenty four (24) months following closing. A cash finders( fee for $2,520 was paid to Leede Financial Markets Ltd.; and 14,000 broker warrants with an exercise price of $0.30 for a period of twenty four months were issued to Leede Financial Markets Ltd.

c)

On December 14, 2015, Lexaria signed an Investor Relations contract with Radius Consulting Inc. for a 45 day term. Radius will receive $2,500 and 50,000 restricted common shares at a price of $0.20 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "LXRP" and on the Canadian National Stock Exchange under the symbol "LXX"

Our company pursues business opportunities in diverse industries including the food sciences, ready-to-eat food, and medicinal marijuana sectors. Our food sciences activities include the development of our proprietary nutrient infusion technologies for the production of superfoods, and the production of food enhanced food products under our two consumer product brands, ViPova™ and Lexaria Energy. Our patent pending lipid nutrient infusion technology is believed to enable higher bioavailability rates for CBD; THC; NSAIDs; Nicotine and other molecules than is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery. Lexaria has casued to be filed several patent pending applications with the US Patent Office, and also internationally under the Patent Cooperation Treaty (PCT). Lexaria hopes to reduce other common but less healthy ingestion methods such as smoking as it embraces the benefits of public health.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

Our Company was an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We were generating revenues from our business operations in Mississippi. Subsequent to our previous year end, on November 26, 2014, we executed the sale of all or our working interests in Belmont Lake with a closing date of December 5, 2014. In March of 2014, we began our entry into the medicinal marijuana business through an application to become a Licensed Producer under the MMPR in Canada. No such license has yet been granted. The change of business was approved by our shareholders during our Annual General Meeting held on June 11, 2014. In November of 2014, the Company acquired 51% of ViPova Tea LLC for alternative health products, in the food supplement sector.

Lexaria is a food sciences company focused on the delivery of cannabinoid compounds procured from legal, agricultural hemp, through gourmet foods based upon its proprietary infusion technologies. Secondarily and more generally, we continue to investigate opportunities in the US legal regulated medical marijuana sector where possible; and to review additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. We have filed for patent pending protection of what we believe to be a unique manner in which to more efficiently deliver certain molecules such as THC, CBD, Nicotine, NSAIDs, and Vitamins, all through everyday food products. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the three month period ended November 30, 2015, we experienced the following significant corporate developments:

On September 16, 2015, the Company's Board has appointed Mr. Ted McKechnie as a Director of the Company. Upon Mr. McKechnie's appointment the Company has issued 100,000 common shares of the Company at $0.19 per share to Mr. McKechnie. The Company on June 11, 2014 had adopted the 2014 Stock Option Plan. Based on this original Stock Option Plan, on September 16, 2015, the Company has granted 100,000 stock options to Mr. Ted McKechnie. The exercise price of the stock options is $0.19, vesting immediately, expiring on September 16, 2020.

On December 10, 2015, Lexaria closed a private placement by issuing 500,000 units at a price of US$0.18 per unit for gross proceeds of US$90,000. Each Unit consists of one common share of the Company and one-half, transferable Share purchase warrant ("Warrant"). Each Full Warrant will be exercisable into one further Share (a "Warrant Share") at a price of US$0.30 per Warrant Share for a period of twenty four (24) months following closing. A cash finders( fee for $2,520 was paid to Leede Financial Markets Ltd.; and 14,000 broker warrants with an exercise price of $0.30 for a period of twenty four months were issued to Leede Financial Markets Ltd.

On December 14, 2015, Lexaria signed an Investor Relations contract with Radius Consulting Inc. for a 45 day term. Radius will receive $2,500 and 50,000 common shares at a price of $0.20 per share.

On November 24, 2015, our board of directors approved a forward stock split of our authorized and issued and outstanding shares of common stock on a basis of 1 old share of common stock for 1.1 new shares of common stock. Upon effect of the forward stock split our authorized capital increased to 220,000,000 shares of common stock, par value $0.001 and our issued and outstanding shares increased from 39,952,984 to 43,948,286 shares of common stock, with a par value of $0.001. The reverse stock split has been reviewed by the Financial Industry Regulatory Authority ("FINRA") and the Canadian Securities Exchange ("CSE") and has been approved for filing with an effective date of December 16, 2015. The forward split became effective with the OTC Markets at the opening of trading on December 16, 205 under the symbol "LXRPD". The "D" will be placed on our ticker symbol for 20 business days. Our new CUSIP number is 52886N307.

Enertopia Joint Venture

On May 28, 2014, our company and Enertopia Corp. entered into a definitive agreement to develop a joint business for the production, manufacture, propagation, import/export, testing, research and development of marijuana in the Province of Ontario under the MMPR. Pursuant to the Agreement, ownership, revenues, and liability related to the Joint Venture were to be divided 51% to Enertopia and 49% to Lexaria. Expenses incurred by the joint venture would be allocated 45% to Enertopia and 55% to Lexaria. Enertopia was responsible for management of the joint venture for as long as it maintained majority ownership. Lexaria and Enertopia contributed $55,000 and $45,000 to the joint venture, respectively. The joint identified a production location in Burlington, Ontario and received municipal approval for the site in July, 2014. We intend to engage an architect to design the production facility upon acceptance of our application. Construction was anticipated to cost approximately $3,000,000 and Lexaria would have been responsible for $1,650,000 of this cost. Unable to estimate when a production license might be granted by Health Canada, the joint venture sought assurances from Health Canada prior to commencement of construction. In the event that Health Canada did not grant a production license by May 27, 2015, the joint venture was to terminate. On August 1, 2014, through our wholly owned subsidiary Lexaria Canpharm Corp., we signed an extension to the letter of intent with 1475714 ONTARIO INC. and Thor Pharma Corp. (a subsidiary of Enertopia Corp.) to secure a 5 year lease on the Burlington, Ontario facility for our Burlington joint venture. The proposed Burlington, Ontario facility was comprised of 30,000 ft², with Lexaria and Enertopia having acquired a right of first refusal having been acquired for another 45,000 square feet totaling 75,000 ft² to accommodate future growth. Planned production areas have 22 foot ceilings which could allow for the possibility of a 2nd mezzanine level in many areas for further expansion. The production target for the facility based on 30,000 ft² (with approximately 50% devoted to production space) was approximately 10,000 kilograms per year.

By November 30, 2014, our Burlington joint venture had announced that its application to Health Canada's for the Burlington facility had advanced to from preliminary to enhanced screening. By December 12, 2014, the joint venture was extended to June 12, 2015.

On June 11, 2015, we entered into a Letter of Intent dated June 10, 2015 with Shaxon Enterprises Ltd. to sell our 49% interest in the Burlington joint venture, including our interest in MMPR application number 10QMM0610 for the proposed Burlington, Ontario production facility. Subsequent to the LOI with Shaxon Enterprises Ltd., our joint venture agreement with Enertopia which was entered into on May 28, 2014 was terminated due to the pending sale of the project. As a result of the termination, 500,000 restricted and escrowed common shares of Lexaria issued to Enertopia at a deemed price of $0.40 were returned to treasury and cancelled. The Enertopia and Lexaria Master Joint Venture Agreement entered into on March 5, 2014 is still effective and governs the relationship between our Company and Enertopia.

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

Food Science and Technology

Lexaria is a food sciences company focused on the delivery of cannabinoid compounds procured from legal, agricultural hemp, through gourmet foods based upon its proprietary infusion technologies. Lexaria is focusing its capital and management time on its pursuit of intellectual property, technology licensing opportunities, and an expanding portfolio of patent pending applications. The Company introduced an expanding variety of CBD-fortified consumer food products throughout 2015, and expects to introduce several more products before the end of calendar 2015. From January 2015 to December 2015, we introduced seven (7) flavors of teas; hot chocolate; coffee, and two (2) flavors of protein energy bars – all utilizing our patent pending technology for the more efficient delivery of hemp oil infused within those food products.

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

The US Federal government, through the US Department of Health and Human Services, owns US Patent #6,630,507, which among other things, claims that

"Cannabinoids have been found to have antioxidant properties, unrelated to NMDA receptor antagonism. This new found property makes cannabinoids useful in the treatment and prophylaxis of wide variety of oxidation associated diseases, such as ischemic, age-related, inflammatory and autoimmune diseases. The cannabinoids are found to have particular application as neuroprotectants, for example in limiting neurological damage following ischemic insults, such as stroke and trauma, or in the treatment of neurodegenerative diseases, such as Alzheimer's disease, Parkinson's disease and HIV dementia."

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

The Alternative Health sector is large and growing. A long term Medical Expenditure Panel Survey was conducted from 2002 until 2008 with at least 29,370 subjects asked repeatedly if they had seen any kind of health care practitioner in the previous six months. The survey recorded whether the health care provider was a "complementary and alternative medicine care professional," including "homeopathic, naturopathic, or herbalist."

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

We have begun producing cash flows from our products in January 2015; focused on the immediate opportunities in the CBD-sectors derived from hemp oil that is federally legal. Cannabinoids have been found by many researchers to have antioxidant properties and Lexaria plans to use the patent pending process it has acquired with ViPova teas, to infuse CBD's into a number of popular food and beverages.

Lexaria has launched a line of premium products, always relying on our patent pending CBD-infusion process, to bring hemp oil into the mainstream. Because hemp oil does not have psychoactive properties we expect our products to appeal to the widest possible customer base. Initially we will focus our sales efforts across the continental USA. Some studies have found that 3% of the Canadian population regularly consumes hemp food products, while 1% of the American population regularly consumes hemp food products. We believe the consumption of hemp based food products offers exceptional growth possibilities.

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

Lexaria commissioned three new websites in 2015 – one for ViPova-branded food products, another for a new Lexaria corporate website, and a third for Lexaria Energy branded food products - which were throughout 2015. All the sites are in operation and the two food products websites allow customers to place orders and interact with normal e-commerce capabilities. The majority of our product sales in 2015 took place through these websites, though we expect that to change in 2016. A national distribution center has been contracted to ensure rapid and accurate fulfillment of all orders. A 1-800 ordering center has also already been placed into operation.

Lexaria is in the process of launching the "Lexaria Energy" brand that is 100% owned by the Company. Under this brand, the Company plans to develop hemp oil-infused food products for people with active lifestyles, such as protein bars, protein shakes and other similar products. A protein bar has gone into production and is available for sale under two different recipes and flavors. The Lexaria Energy brand will utilize the same patent-pending infusion process across its product line as is currently used by the ViPova brand.

Through the November 2014 acquisition of 51% of PoViva Teas LLC, Lexaria acquired control of certain patents pending with the United States Patent Office. Throughout the fiscal year, Lexaria has worked to broaden the patents and extend their utility to molecules other than those originally named.

On June 11, 2015, Lexaria has initiated the simultaneous filing of a U.S. utility patent application and an International patent application under the Patent Cooperation Treaty (PCT) procedure, both at the U.S. Patent and Trademark Office. These applications follow the Company's 2014 and 2015 family of provisional patent application filings in the U.S. and serve two additional broad purposes:

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

NSAID. Non-steroidal Anti-inflammatories are the second-largest category of pain management treatment options in the world. The global pain management market was estimated at $22 billion in 2011, with $5.4 billion of this market being served by NSAID's. The U.S. makes up over one-half of the global market. The opiods market (such as morphine) form the largest single pain management sector but are known to be associated with serious dependence and tolerance issues.

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

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC(s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying patent pending infusion technology.

On August 24, 2015, the Company announced potential industry-changing achievements in enhanced gastrointestinal absorption of cannabidiol (CBD) utilizing Lexaria's patent pending technology. The recent third-party testing was conducted in two phases of in vitro tests beginning in June and completed in August, 2015.

The independent laboratory results have delivered average CBD permeability of 499% of baseline permeability, compared to CBD permeability without Lexaria's technology. These results exceed Company expectations. This was assessed in a strictly controlled, in vitro experiment using a human intestinal tissue model. Samples of Lexaria's commercially available CBD-fortified ViPova™ black tea were administered in the model compared with concentration-matched CBD control preparations that lacked Lexaria's patent-pending formulation and process enhancements. Lexaria believes that its in vitro findings provide compelling evidence of the intestinal absorption enhancing capabilities of its technology, based on which it is exploring opportunities to progress to more advanced, follow-on bioavailability testing in animals.

The tests also showed 325% of baseline gastro-intestinal permeability of CBD comparing Lexaria's CBD-fortified ViPova™ black tea to a second control of CBD and black tea combined, without Lexaria's patent-pending formulation enhancements. This confirms that the specialized processing undertaken by Lexaria during its manufacturing process together with its formulation enhancements, does indeed significantly improve absorption levels.

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

The Company's present findings suggest that its technology may achieve a 5-fold improvement in cannabinoid absorption in edible form over that which can be achieved without its proprietary process and formulation enhancements. This conceptually supports that Lexaria's technology represents a significant breakthrough in cannabinoid delivery by approximating the high absorption levels achieved as though through administration by smoking, but without the associated negative effects on human health caused by smoking.

The tests were completed in two phases culminating with testing using simulated intestinal fluid conditions that delivered these findings. These results were stronger than earlier iterations of the tests that did not use a simulated intestinal fluid environment and has contributed to Lexaria's understanding of the mechanisms at work. For these and other reasons, Lexaria believes that bioavailability testing in animals is likely to yield even stronger absorption results in the presence of natural intestinal fluid conditions.

CBD has been repeatedly found to provide beneficial pain relieving, anti-inflammatory, anti-anxiety, neuroprotection, anti-psychotic, and anti-convulsive effects among others. Lexaria's patent-pending technology could significantly reduce individual serving requirements for CBD to consumers. This could lead to reduced costs of consumption for consumers and increased profitability for Lexaria.

Lexaria believes that the same technology used to enhance the absorption of CBD in the recent laboratory tests, is applicable to THC, nicotine, NSAIDs and other lipophilic compounds that are widely used today.

On November 3, 2015, Lexaria Energy10 protein bars became available for retail sales with 2 new flavors. The Company sells Cashew Berry Date vegan bar which is optimal for pre-workout or morning use, with 10 grams of protein and a combination of dates, cherries and blueberries for energy from natural sugar sources. The 70 gram bar delivers energy for a workout or for the day to come. The Chocolate Berry Date bar is optimal for post-workout and for afternoon or evening use, or anytime one has the munchies. This 82 gram bar has 21 grams of protein and 13 grams of fiber to provide one's body with comfort and cleansing after strenuous activity.

The Company does not know and cannot know whether these strategies will be successful, or if successful, how long it will take to gain consumer acceptance and customer loyalty. It can be a challenge to be successful by introducing new consumer products to a competitive retail marketplace , and we can offer no assurances that our products will be a commercial success.

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

Competition in alternative health sectors and in consumer products in the USA is fierce. We expect to encounter competitive threats from existing participants in the sector and new entrants. Although PoViva Tea LLC has filed two patent pendings to protect intellectual property, there is no assurance that patents will be granted nor that other firms may not file superior patents pending. Food supplements, organic foods, and health food markets are all well established and our Company will face many challenges trying to enter these markets.

Compliance with Government Regulation

At least 24 States in the USA have passed some form of legislation related to that state's permission to grow, cultivate, sell or use marijuana either for medical purposes or for recreational or "adult use" purposes; or both. The various state legislation is not necessarily harmonious with one another, leading to potential conflicts between state laws. It is most often not legal to transport cannabis-related products across state lines.

Lexaria does not "touch the plant" in any location within or outside of the USA. We comply with federal law that provides for certain exemptions for agricultural (industrial) hemp and certain byproducts to be manufactured and sold in the US. Our technology may have applications within the legal marijuana sector and we may seek to license that technology to companies that have met and comply with state regulations for the sale or distribution of cannabis related products in any particular jurisdiction.

Lexaria's patent-pending technology may also have application in completely separate sectors such as vitamins, non-steroidal anti-inflammatories, and nicotine. We have no products nor operations in any of these sectors today. If we enter any of these sectors at any time, we will be exposed to and of necessity will have to comply with, all local, state and federal regulations in each of those sectors. As a result of the possibility of Lexaria being involved in a number of disparate business sectors, compliance with government regulations could require significant resources and expertise from our company.

Significant Acquisitions and Dispositions

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

Employees

We primarily use sub-contractors and consultants in the medical marijuana operations and alternative health products.

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

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with widespread consumer acceptance of our new products that requires more significant operations, we may retain additional employees.

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

Long-Lived Assets

In accordance with FASB ASC 360 Section S45, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Revenue Recognition

ViPova product and Lexaria Energy product revenues are recorded using the sales method whereby our Company recognizes tea sales based on the amount of tea sold to purchasers. Cost of goods sold is recognized in the same period of which the revenue is earned.

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

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the "FASB")and the International Accounting Standards Board (the "IASB") issued substantially converged final standards on revenue recognition. The FASB's Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, "Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606)and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40)," (b) Section B, "Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables" and (c) Section C, "Background Information and Basis for Conclusions." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued new guidance on determining when and how to disclose going -concern uncertainties in the financial statements. The new guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. Upon adoption, the Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

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

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis"("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU's are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt from other assets to long-term debt on a retrospective basis. The new standard will not affect the Company's results of operations or cash flows.

In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets ("ASU 2015-04"). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. ASU 2015-04 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Prospective application is required, and early adoption is permitted.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

Results of Operations – Three Months Ended November 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended November 30, 2015, which are included herein.

Our operating results for the three months ended November 30, 2015, for the three months ended November 30, 2014 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended November 30, 2015	Three Months Ended November 30, 2014	Change Between Three Months Period Ended November 30, 2015 and November 30, 2014
Income from Discontinued Operations	$	Nil	$48,918	$(48,918)
Sales		10,787	Nil	10,787
Cost of Goods Sold		14,383	Nil	14,680
General and administrative		408,146	398,073	10,073
Interest expense		Nil	Nil	Nil
Consulting fees		157,461	155,603	1,858
Professional Fees		55,502	58,364	(2,862)
Net Income (Loss)		(411,742)	(349,155)	(62,587)

Our accumulated losses increased to $10,468,357 as of November 30, 2015. Our financial statements report a net loss of $411,742 for the three month period ended November 30, 2015 compared to a net loss of $349,155 for the three month period ended November 30, 2014. Our general and administrative costs in the three month period ending November 30, 2015 were higher by $10,073, than the year-earlier period.

Readers are cautioned that the product sales of $10,787 represent the startup of our entry into a new business sector. The Company is building sales channels initially in internet-based locations, and also through the formation and launching of a direct sales model. Initiatives are underway to increase exposure of the ViPova brand and of the Lexaria Energy brand. All of our product sales at this early stage are likely to be non-representative. Early revenue figures are not expected to be representative of longer term sales figures, and any single commercial order could be disruptive to longer term averages.

Most of calendar year 2015 was focused on the introduction of 11 new consumer food products utilizing a novel new production and manufacturing method. The Company was concurrently focused on strengthening its intellectual property rights and expanding its area of influence on intellectual property. In comparison, the Company expects to introduce few new products in 2016 and also believes its initial patent filing requirements have ended for the time being, allowing more resources of time and energy to be focused on development of sales and distribution channels.

Income from Discontinued Operations in 2014 was a result of one month of revenue that the Company generated before the sale of Belmont Lake.

As at November 30, 2015, we had $177,390 in current liabilities. Our net cash used in operating activities for the three months ended November 30, 2015 was $208,950 compared to net cash used of $173,214 in the three months ended November 30, 2014.

Our total liabilities as of November 30, 2015 were $177,390 as compared to total liabilities of $55,125 as of August 31, 2015. This increase is largely a result of accrued management fees and expenses.

Liquidity and Financial Condition

Working Capital

	November 30,	August 31,
	2015	2015
Current assets	$456,190	$674,733
Current liabilities	177,390	55,125
Working capital (Deficiency)	$278,800	$619,608

Cash Flows

	Three Months Ended
	November	November
	30,	30,
	2015	2014
Cash flows (used in) provided by operating activities	$(208,950)	$(173,214)
Cash flows (used in) investing activities	(3,094)	Nil
Cash flows provided by (used in) financing activities	36,000	(98,743)
Increase (decrease) in cash and cash equivalents	(176,044)	(271,957)

Operating Activities

Net cash used in operating activities was $208,950 for the three months ended November 30, 2015 compared with net cash used in operating activities of $173,214 in the same period in 2014.

Investing Activities

Net cash used in investing activities was $3,094 for the three months ended November 30, 2015 compared with net cash used in operating activities of $nil in the same period in 2014.

Financing Activities

Net cash provided in financing activities was $36,000 in the three months ended November 30, 2015 compared to net cash used by financing activities of $98,743 in the same period in 2014 that was used to pay off debt.

Sales comparisons for the three months ended November 30, 2015 compared to the three months ended November 30, 2014

New operational revenues from ViPova Tea LLC began in January 2015. For the three month period ended November 30, 2015, the Company had $10,787 in revenues and cost of goods sold of $14,383. The Company did not have consumer product sales in the comparable period one year earlier.

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

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

As of November 30, 2015, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2015.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2015, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $84,031 and working capital surplus of $290,264 as of quarter ended November 30, 2015. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

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

In addition, our product development plans may be curtailed, delayed or cancelled as a result of lack of adequate capital and other factors, such as weather, compliance with governmental regulations, current and forecasted prices for input costs of food products and changes in the estimates of costs to complete the projects. We will continue to gather information about our planned products, and it is possible that additional information may cause our company to alter our schedule or determine that a product should not be pursued at all. You should understand that our plans regarding our products are subject to change.

Our revenues now are generated from being a food sciences and products company. We should be considered to be a start-up: the revenue recognized for the quarter ended November 30, 2015 is $10,787.

The food industry is highly competitive and there is no assurance that we will be successful in developing or successfully selling products.

The food industry is intensely competitive. We compete with numerous individuals and companies, including many food manufacturing and production companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable distribution channels, "shelf space" and salespeople in both the food industries as well as the legal cannabis industries. We cannot predict if the necessary funds can be raised to assist in our development of any distribution channels that may be helpful to our ability to generate sales and potential profits.

There can be no assurance that we will develop any product that will meet with widespread consumer acceptance.

Both new and established food and cannabis products fail to generate consumer interest on a regular basis. There is no assurance that a food or cannabis product that is successfully adopted by consumers at one time; will still be in demand at a future time. If we cannot develop and sell products in commercial quantities, our business will fail.

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

In addition, a product or technology that is initially successful and possibly even profitable may not remain so due to changes in consumer demand, regulatory environments, or other causes. There is no assurance that an initially successful product or technology will remain so.

The marketability of food products will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of food products will be affected by numerous factors beyond our control. These factors include market fluctuations in consumer preferences for various food items based on factors such as pricing, macro trends for certain ingredients or flavors, ruling by regulators on health issues associated with certain foods, and more. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

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

Our management has limited experience and training in the food processing and manufacturing industries, and in the cannabis products industries, and could make uninformed decisions that negatively impact our operations and our company.

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

As at November 30, 2015, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

We do not currently, nor at any time in our corporate history have we ever cultivated, grown, processed, manufactured or sold marijuana in any location. Although we believe this fact to provide protection against prosecution related to marijuana legislation, we cannot provide any assurance to that effect. We do not hold a license in any jurisdiction enabling us to grow or sell marijuana or cannabis related edibles, but because of our business model we do not feel that is a barrier to entry for us. Instead, we plan to license our technology related to bio-absorption of THC, to those entities that do have valid licenses in various North American jurisdictions to sell cannabis related edibles. If we are unable to license our technology to any valid license holders, then we may be shut out of this market.

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation's line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

The decision of a potential client to purchase our products may be motivated by cultural phenomena or by perceived health or nutritional benefits. The cultural desirability or popularity of hemp related products is subject to change due to factors beyond our immediate control. Similarly, the perceived nutritional or health related benefits of our products are subject to change in light of continuing research or the introduction of competitive products. . Changes in consumer and commercial preferences, or trends, toward or away from cannabis or hemp related products would have a corresponding impact on the development of the market for our current and planned products. There can be no assurance that the products supplied by our company and or its partners will be successful in establishing or maintaining a significant share of the consumer market.

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

Demand for our services may be adversely affected if consumers lose confidence in the quality of our services or the industry's practices. Adverse publicity may discourage businesses from buying our services and could have a material adverse effect on our financial condition and results of operations.

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

We currently have no long-term agreements with any customers. Many of our services may be provided on a "onetime" basis. Accordingly, we will require new customers on a continuous basis to sustain our operations.

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

The future growth and profitability of our food products business will be dependent in part on the effectiveness and efficiency of our advertising and promotional expenditures, including our ability to (i) create greater awareness of our services, (ii) determine the appropriate creative message and media mix for future advertising expenditures, and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that we will experience benefits from advertising and promotional expenditures in the future. In addition, no assurance can be given that our planned advertising and promotional expenditures will result in increased revenues, will generate levels of service and name awareness or that we will be able to manage such advertising and promotional expenditures on a cost-effective basis.

Our success is dependent on our unproven ability to attract qualified personnel.

We will depend on our ability to attract, retain and motivate our management team, consultants and other employees. There is strong competition for qualified technical and management personnel in the food science sector, and it is expected that such competition will increase. Our planned growth will place increased demands on our existing resources and will likely require the addition of technical personnel and the development of additional expertise by existing personnel. There can be no assurance that our compensation packages will be sufficient to ensure the continued availability of qualified personnel who are necessary for the development of our business.

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

We are authorized to issue up to 220,000,000 shares. The board of directors of our company has the authority to cause us to issue additional shares, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our company in the future.

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

"Investors" interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 220,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors" interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Other than our operations offices in Vancouver and Kelowna, British Columbia, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons" assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
05/01/2016

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
05/01/2016