Form 10-Q
period 2016-02-29
LEXARIA CORP.
filed 2016-04-13
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number ______________

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
[ X ]YES       [   ] NO

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
44,553,286 common shares issued and outstanding as of February 29, 2016

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended February 29, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	February 29	August 31
	2016	2015
ASSETS
Current
Cash and cash equivalents	$40,224	$260,075
Accounts receivable	43,659	31,382
Inventory	141,436	167,986
Prepaid expenses and deposit	112,072	215,290
	337,391	674,733
Patent	49,259	36,989
Property, plant and equipments	2,785	-
	52,044	36,989
TOTAL ASSETS	$389,435	$711,722

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable and accrued liabilities	$46,066	$33,073
Due to a related party (Note 10)	238,221	22,052
Total Current Liabilities	284,287	55,125

TOTAL LIABILITIES	284,287	55,125

STOCKHOLDERS' EQUITY
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 44,553,282 common shares at February 29, 2016 and 39,852,984 common shares at August 31, 2015	44,552	39,852
Additional paid-in capital	10,948,599	10,818,446
Deficit	(10,728,201)	(10,085,889)
Equity attributable to shareholders of the Company	264,950	772,409
Non-Controlling Interest	(159,802)	(115,812)
Total Stockholders' Equity	105,148	656,597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$389,435	$711,722

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 29	February 28	February 29	February 28
	2016	2015	2016	2015
Revenue
Sales	15,154	2,883	25,941	2,883
Cost of Goods Sold
Cost of Goods Sold	19,237	2,052	33,620	2,052

Gross profit (loss)	(4,083)	831	(7,679)	831
Expenses
Accounting and audit	(12,264)	4,818	38,366	38,818
Insurance	5,581	1,554	7,148	3,072
Advertising and promotions	55,303	50,270	155,074	97,381
Bank charges and exchange (gain)loss	1,270	5,503	3,784	(5,983)
Stock Based Compensation	9,538	159,460	37,948	174,720
Consulting (note 11)	113,507	161,299	270,968	301,642
Fees and Dues	15,980	17,096	30,511	28,743
Interest expense from loan payable (note 6,8)	-	-	78	31,544
Investor relation	16,000	-	16,000	-
Legal and professional	9,963	11,814	14,835	36,178
Office and miscellaneous	4,614	5,427	8,659	11,050
Research and Development	6,851	240	8,829	48,279
Rent	7,754	25,856	14,129	53,962
Telephone	1,504	2,331	3,634	3,673
Taxes	-	3,578	-	3,578
Travel	12,091	10,193	34,414	15,855
MMJ expense	-		-	15,000
Impairment	22,782		34,246	-
	270,474	459,439	678,623	857,512
(Loss) for the period before other income	(274,557)	(458,608)	(686,302)	(856,681)
Income (Loss) from discontinued operations	-	-	-	48,918
Net (loss) for the period	(274,557)	(458,608)	(686,302)	(807,763)
Net (loss) attributable to:
Common Shareholders	(259,842)	(439,916)	(642,312)	(787,165)
Non-Controlling Interest	(14,715)	(18,692)	(43,990)	(20,598)
Basic and diluted (loss) per share	(0.01)	(0.01)	(0.02)	(0.03)
Weighted average number of common shares outstanding
- Basic and diluted	43,821,010	32,053,775	41,868,025	32,053,775

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 29	February 28

	2016	2015
Cash flows used in operating activities
Net (loss) for the period	$(686,302)	(856,681)
Income (loss) from discontinued operations	-	48,918
Net (loss) from operations	(686,302)	(807,763)
Adjustments to reconcile net loss to net cash
used in operating activities:
Consulting - Stock based compensation	37,948	174,720
Write-off impairment	34,246	-
Foreign exchange (gain)loss	-	-
MMJ Joint Venture	-	15,000
Other non-cash items	9,450	48,040
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(12,274)	61,984
(Increase)/Decrease in inventory	26,550	(77,588)
(Increase)/ Decrease in prepaid expenses and deposit	103,218	108,707
Increase in accounts payable and accrued liabilities	195,388	(57,176)
Net cash used in operating activities	(291,776)	(534,076)

Cash flows used in investing activities
Proceeds from sale of oil and gas property	0	721,806
Patent	(12,270)	-
Acquisition of Equipment	(2,785)	-
Net cash used in investing activities	(15,055)	721,806

Cash flows from financing activities
Payments of loan payable	-	(98,742)
Proceeds from private placement, convertible debt, options	86,980	-
Liabilities for sale	-	-
Net cash from financing Activities	86,980	(98,742)

Increase (Decrease) in cash and cash equivalents	(219,851)	88,988
Cash and cash equivalents, beginning of year	260,075	703,030
Cash and cash equivalents, end of year	$40,224	792,018
Supplemental information of cash flows:
Interest paid in cash	$-	98,742
Income taxes paid in cash	$-	-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL				TOTAL
			PAID-IN	SHARES TO			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	BE ret/issued	DEFICIT	NCI	EQUITY

Balance, August 31, 2014	34,249,690	34,249	10,033,438	(35,200)	(8,315,389)		1,717,098
Shares Cancelled	(110,000)	(110)	(35,090)	35,200			-
Shares issued for PP @$0.15	305,200	305	45,475				45,780
Non-controlling Interest						(115,812)	(115,812)
Shares issued per agreement @$0.105	238,094	238	24,762				25,000
Stock Options issued @ $0.11 and $0.10			144,199				144,199
Shares issued for PP @$0.10	5,000,000	5,000	462,100				467,100
Stock Options issued @$0.10			52,801				52,801
Shares cancelled	(500,000)	(500)	(44,500)				(45,000)
Shares issued per agreement @ $0.19	250,000	250	47,250				47,500
Shares issued per agreement @ $0.20	420,000	420	83,112				83,532
Return of commission from previous PP			4,899				4,899
Comprehensive income (loss):					(1,770,500)		(1,770,500)

Balance, August 31, 2015	39,852,984	39,852	10,818,446	-	(10,085,889)	(115,812)	656,597
Shares issued per agreement @0.19	100,000	100	18,900				19,000
Non-controlling Interest						(43,990)	(43,990)
Stock options issued @$0.19			18,873				18,873
Shares to be issued				36,000			36,000
Shares issued per PP	500,000	500	86980	-36000			51,480
Stock issued per agreement @$0.19	50,000	50	9450				9,500
Share forward split 1.1	4,050,298	4050.3	-4050.3				-
Comprehensive income (loss):					(642,312)		(642,312)

Balance, February 29, 2016	44,553,282	44,552	10,948,599	-	(10,728,201)	(159,802)	105,148

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2016
(Expressed in U.S. Dollars)

(Unaudited)

1.	Basis of Presentation

The unaudited consolidated interim financial statements for the six months ended February 29, 2016 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2015 audited annual financial statements and notes thereto.

2.	Organization and Business

The Company was formed on December 9, 2004 under the laws of the State of Nevada and commenced operations on December 9, 2004. The Company was originally an independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. The Company’s entry into the oil and gas business began on February 3, 2005. During the period ended November 30, 2014, the Company discontinued its involvement in the oil and gas business through a Purchase and Sale Agreement signed with Cloudstream Belmont Lake, LP on November 26, 2014. In March of 2014, the Company also began its entry into the medicinal marijuana and alternative health and wellness business. This change of business was approved by the Company’s shareholders during its Annual General Meeting held on June 11, 2014. The Company has offices in Vancouver and Kelowna, BC, Canada.

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

On November 24, 2015, our board of directors approved a forward stock split of our authorized and issued and outstanding shares of common stock on a basis of 1 old share of common stock for 1.1 new shares of common stock. Upon effect of the forward stock split our authorized capital will increase to 220,000,000 shares of common stock, par value $0.001 and our issued and outstanding shares increased from 39,952,984 to 43,948,282 shares of common stock, with a par value of $0.001. The forward stock split has been reviewed by the Financial Industry Regulatory Authority ("FINRA") and the Canadian Securities Exchange ("CSE") and was approved for filing with an effective date of December 16, 2015. The forward split became effective with the OTC Markets at the opening of trading on December 16, 2015 under the symbol “LXRPD”. The "D" was placed on our ticker symbol for 20 business days and was subsequently removed. Our new CUSIP number is 52886N307.

The Company’s unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $642,312 for the six months ended February 29, 2016 (February 28, 2015: $807,763) and at February 29, 2016 had a deficit accumulated since its inception of $10,728,201 (August 31, 2015: $10,085,889). The Company has a working capital surplus of $53,104 as at February 29, 2016 (August 31, 2015 working capital surplus: $619,609). The Company requires additional funds to maintain its existing operations and developments. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is difficult.

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

5.	Inventory

	February 29, 2016	August 31, 2015

Finished goods	$118,812	$119,944
Work in progress	22,624	48,042
Raw material	-	-
	$141,436	$167,986

6.	Capital Stock

Share Issuances

On September 16, 2015, the Company’s Board has appointed Ted McKechnie as a Director. He was issued 100,000 common shares of the Company at $0.19 per share.

On November 24, 2015, our board of directors approved a forward stock split of our authorized and issued and outstanding shares of common stock on a basis of 1 old share of common stock for 1.1 new shares of common stock. Upon effect of the forward stock split our authorized capital increased to 220,000,000 shares of common stock, par value $0.001 and our issued and outstanding shares increased from 39,952,984 to 43,948,282 shares of common stock, with a par value of $0.001. The reverse stock split has been reviewed by the Financial Industry Regulatory Authority ("FINRA") and the Canadian Securities Exchange ("CSE") and was approved for filing with an effective date of December 16, 2015. The forward split became effective with the OTC Markets at the opening of trading on December 16, 205 under the symbol “LXRPD”. The "D" was placed on our ticker symbol for 20 business days and subsequently removed. Our new CUSIP number is 52886N307.

On November 30, 2015, the Company received partial proceeds of $36,000 prior to the closing of the financing in December. The shares have been issued in December when the financing was closed and 200,000 shares were issued at $0.18 for the $36,000.

On December 10, 2015, Lexaria closed a private placement by issuing 500,000 units at a price of US$0.18 per unit for gross proceeds of US$90,000, which included the $36,000 received on November 30, 2015. Each Unit consists of one common share of the Company and one half transferable Share purchase warrant (“Warrant”). Each Full Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.30 per Warrant Share for a period of twenty four (24) months following closing. A cash finders’ fee for $2,520 was paid to Leede Financial Markets Ltd.; and 14,000 broker warrants with an exercise price of $0.30 for a period of twenty four months were issued to Leede Financial Markets Ltd.

As at February 29, 2016, Lexaria Corp. has 44,553,282 shares issued and outstanding and 6,488,020 warrants issued and outstanding.

The following table summarizes warrant existence in the period ended February 29, 2016:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, October 31, 2013	-	$-
Granted warrants with expiry date of November 1, 2015	500,000	0.10
Granted warrants with expiry date of September 21, 2015	10,600,000	0.25
Granted warrants with expiry date of April 1, 2015	552,380	0.40
Granted warrants with expiry date of February 12, 2016	1,302,333	0.25
Balance, August 31, 2014	12,954,713	$0.25
Warrants expired April 1, 2015	(552,380)	0.40
Granted warrants with expiry date of March 26, 2016	305,200	0.25
Granted warrants with expiry date of May 14, 2017	5,000,000	0.25
Granted warrants with expiry date of May 14, 2017	329,000	0.20
Balance, August 31, 2015	18,036,533	$0.25
Warrants expired September 21, 2015	(10,600,000)	0.25
Warrants expired November 1, 2015	(500,000)	0.10
Granted warrants with expiry date of December 10, 2017	290,400	0.30
Dividend from forward split December 16, 2015	693,653
Warrants expired February 12, 2016	(1,432,566)	0.23
Balance, February 29, 2016	6,488,020	$0.25

7.	Medical Marijuana Investment

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

On November 12, 2014, the Company signed an agreement with Poppy’s Teas LLC. (“ViPova”) to acquire 51% of ViPova with an initial consideration of US$50,000. Lexaria acquired a 51% Ownership Interest in the Business by satisfying the requirements set out in the agreement:

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

In June 2015, the Company simultaneously filed a U.S. utility patent application and an International patent application under the Patent Cooperation Treaty (PCT) procedure, both at the U.S. Patent and Trademark Office. These applications follow the Company’s 2014 and 2015 family of provisional patent application filings in the U.S. and serve two additional broad purposes.

Firstly, these filings served to expand potential intellectual property protection outside of the USA. Filing under the PCT allows the Company to elect to pursue patent protection in up to 148 nations around the world. The second purpose was to broaden the number of molecules for which intellectual patent protection is sought. Under the original patents pending, only the THC and CBD molecules, infused within a unique lipid-formulation technology, were pursued. Under the newer patent applications, the list of molecules for which a unique delivery system were broadened to include THC, CBC, Nicotine, Non Steriodal Anti- Inflammatories, and certain Vitamins. As at February 29, 2016, the Company capitalized $49,259 for patent application.

In December 2015, the Company filed two further provisional patent applications in the U.S. These new applications served to further broaden the varitety and applicability of base compounds that can be used when formulating the Company’s lipid based technology. The first of these applications identify compounds like edible starches (e.g., tapioca starch) that are commonly used in food products today and could, therefore, serve as a base for formulating and incorporating the Company’s technology into a wide variety of every day food products. The second of these applications identify emulsifier compounds like gum Arabic that are commonly used in beverage products today in order to facilitate similar flexibility for formulating the Company’s technology in every day, shelf-stable beverages.

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying patent pending infusion technology. The Company fulfilled its financial obligations during November 30, 2015 quarter.

9.	Related Party Transactions

For the six months ended February 29, 2016, the Company accrued/paid $60,000 to CAB (2014: $54,000); to BKB Management Ltd. (“BKB”) CAD$45,000 (2015: CAD$39,000) for management, consulting and accounting services; to a senior vice president $18,000 (2015: $9,000) for executive management consulting; and to Docherty Management Limited CAD$75,000 (2015: $Nil). CAB is owned by the CEO of the Company, BKB is owned by the CFO of the Company and Docherty Management Limited is owned by the President of the Company.

In aggregate, $238,221 was payable to a company controlled by President, a company controlled by CFO, to a senior vice president and to a company controlled by the CEO of Lexaria.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

10.	Stock Options

On September 16, 2015, the Company granted 100,000 stock options to an Officer of the Company. The exercise price of the stock options is $0.19, vesting immediately and expiring on September 16, 2020.

For the six months ended February 29, 2016, the Company recorded $37,948 (February 29, 2015– $174,720) stock based compensation expenses which has been included in consulting fees.

A summary of the changes in stock options for the six months ended February 29, 2016 is presented below:

		Options Outstanding
		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, August 31, 2015	3,700,000	$0.17
Expired	(50,000)	0.60
Granted	100,000	0.19
Forward split	375,000
Balance, February 29, 2016	4,125,000	$0.16

The fair value of options granted has been estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	February 29,	August 31,
	2016	2015
Expected volatility	243%-249%	243%-249%
Risk-free interest rate	1.47-1.68%	1.47-1.68%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.08-$0.10	$0.08-$0.10

A summary of the stock options as at ended February 29, 2016 is presented below:

February 29, 2016	Options outstanding			Options exercisable

Range of Exercise	Number	Weighted	Weighted	Number	Weighted average	Weighted
prices	of shares	average	average exercise	of shares	remaining	average
		remaining	price		contractual life	exercise price
		contractual life
$0.35	495,000	0.36 years	$0.35	495,000	0.36 years	$0.35
$0.10	440,000	2.30 years	$0.10	440,000	2.30 years	$0.10
$0.25	687,500	3.40 years	$0.25	687,500	3.40 years	$0.25
$0.11	1,567,500	3.81 years	$0.11		3.81 years	$0.11
$0.10	275,000	3.93 years	$0.10	1,567,500	3.93 years	$0.10
$0.10	550,000	4.07 years	$0.10	275,000	4.07 years	$0.10
$0.19	110,000	4.55 years	$0.19	550,000	4.55 years	$0.19
				110,000
Total	4,125,000	3.23 years	$0.16	4,125,000	3.23 years	$0.16

August 31, 2015	Options outstanding			Options exercisable
Range of	Number	Weighted average	Weighted	Number	Weighted average	Weighted
Exercise prices	of shares	remaining	average exercise	of shares	remaining	average
		contractual life	price		contractual life	exercise price
	450,000	0.86 years	$0.35	450,000	0.86 years	$0.35
$0.10	400,000	2.80 years	$0.10	400,000	2.80 years	$0.10
$0.60	50,000	3.57 years	$0.60	50,000	3.57 years	$0.60
$0.25	625,000	3.90 years	$0.25	625,000	3.90 years	$0.25
$0.11	1,425,000	4.31 years	$0.11	1,325,000	4.30 years	$0.11
$0.10	250,000	4.43 years	$0.10	250,000	4.43 years	$0.10
$0.10	500,000	4.57 years	0.10	500,000	4.57 years	0.10
Total	3,700,000	3.69 years	$0.17	3,600,000	3.68 years	$0.17

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

On March 26, 2015, the Company announced the appointment John Docherty as President of Lexaria effective April 15, 2015. The Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has US$1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract. The Company may pay the Consultant a bonus from time to time, at its sole discretion. Mr. John Docherty will be entitled to receive common stock-based and stock- option based bonuses upon achieving certain milestones during the time of his Consultancy with the Company. These milestones are:

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

a)

On March 29, 2016, we closed the first tranche of a private placement offering of convertible debentures in the aggregate amount of $45,000. The convertible debentures mature on August 31, 2020, The convertible debentures pay an interest rate of 10% per annum (on a simple basis) and are convertible at (i) $0.12 per Conversion Share at any time prior to August 31, 2016 (ii) $0.15 per Conversion Share at any time prior to August 31, 2017; (iii) USD$0.20 per Conversion Share at any time prior to August 31, 2018 or, at the sole option of the Holder, a price equal to a 20% discount to the 10-day average closing price of the Common Shares on the Exchange prior to the date of conversion and adjusted for the applicable US dollar to Canadian dollar exchange rate on the last Business Day preceding the date of conversion (the “Average Price”) provided that the Average Price is less than $0.20 and provided further that the Conversion Price shall not be less than $0.15; (iv)$0.25 per Conversion Share at any time prior to August 31, 2019 or, at the sole option of the Holder, the Average Price provided that the Average Price is less than $0.25 and provided further that the Conversion Price shall not be less than $0.15; and (v) $0.30 per Conversion Share at any time prior to August 31, 2020 or, at the sole option of the Holder, the Average Price provided that the Average Price is less than $0.30 and provided further that the Conversion Price shall not be less than USD$0.15.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "LXRP" and on the Canadian National Stock Exchange under the symbol “LXX”

Our company currently pursues business opportunities in diverse industries including the food sciences, technology licensing, and ready-to-eat food sectors. Our food sciences activities include the development of our proprietary nutrient infusion technologies for the production of superfoods, and the production of food enhanced food products under our two consumer product brands, ViPovaTM and Lexaria Energy. Our patent pending lipid nutrient infusion technology is believed to enable higher bioavailability rates for CBD; THC; NSAIDs; Nicotine and other molecules than is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery. Lexaria has casued to be filed several patent pending applications with the US Patent Office, and also internationally under the Patent Cooperation Treaty (PCT). Lexaria hopes to reduce other common but less healthy ingestion methods such as smoking as it embraces the benefits of public health.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

Our Company was an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We were generating revenues from our business operations in Mississippi. Subsequent to our previous year end, on November 26, 2014, we executed the sale of all or our working interests in Belmont Lake oil field with a closing date of December 5, 2014. In March of 2014, we began our entry into the medicinal marijuana business through an application to become a Licensed Producer under the MMPR in Canada. No such license has yet been granted and we subsequently sold our interest in that application. The change of business was approved by our shareholders during our Annual General Meeting held on June 11, 2014. In November of 2014, the Company acquired 51% of ViPova Tea LLC for alternative health products, in the food supplement sector.

Lexaria is a food sciences company focused on the delivery of cannabinoid compounds procured from legal, agricultural hemp, through gourmet foods based upon its proprietary infusion technologies. Secondarily and more generally, we continue to investigate opportunities to license our technology within the US legal regulated medical marijuana sector where possible; and to review additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. We have filed for patent pending protection of what we believe to be a unique manner in which to more efficiently deliver certain molecules such as THC, CBD, Nicotine, NSAIDs, and Vitamins, all through everyday food products. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the six month period ended February 26, 2016, we experienced the following significant corporate developments:

On September 16, 2015, the Company’s Board has appointed Mr. Ted McKechnie as a Director of the Company. Upon Mr. McKechnie’s appointment the Company has issued 100,000 common shares of the Company at $0.19 per share to Mr. McKechnie. The Company on June 11, 2014 had adopted the 2014 Stock Option Plan. Based on this original Stock Option Plan, on September 16, 2015, the Company has granted 100,000 stock options to Mr. Ted McKechnie. The exercise price of the stock options is $0.19, vesting immediately, expiring on September 16, 2020.

On December 10, 2015, Lexaria closed a private placement by issuing 500,000 units at a price of US$0.18 per unit for gross proceeds of US$90,000. Each Unit consists of one common share of the Company and one-half, transferable Share purchase warrant (“Warrant”). Each Full Warrant will be exercisable into one further Share (a “Warrant Share”) at a price of US$0.30 per Warrant Share for a period of twenty four (24) months following closing. A cash finders’ fee for $2,520 was paid to Leede Financial Markets Ltd.; and 14,000 broker warrants with an exercise price of $0.30 for a period of twenty four months were issued to Leede Financial Markets Ltd.

On December 14, 2015, Lexaria signed an Investor Relations contract with Radius Consulting Inc. for a 45 day term. Radius received $2,500 and 50,000 common shares at a price of $0.20 per share.

On November 24, 2015, our board of directors approved a forward stock split of our authorized and issued and outstanding shares of common stock on a basis of 1 old share of common stock for 1.1 new shares of common stock. Upon effect of the forward stock split our authorized capital increased to 220,000,000 shares of common stock, par value $0.001 and our issued and outstanding shares increased from 39,952,984 to 43,948,282 shares of common stock, with a par value of $0.001. The reverse stock split has been reviewed by the Financial Industry Regulatory Authority ("FINRA") and the Canadian Securities Exchange ("CSE") and has been approved for filing with an effective date of December 16, 2015. The forward split became effective with the OTC Markets at the opening of trading on December 16, 205 under the symbol “LXRPD”. The "D" was placed on our ticker symbol for 20 business days and subsequently removed. Our new CUSIP number is 52886N307.

On March 23, 2016, at 1 pm PDT, Lexaria Corp. (“Lexaria” or the “Company”) held its Annual and Special Meeting of Shareholders for the following purposes:

1.	To elect Chris Bunka, Bal Bhullar, Ted McKechnie and Nicolas Baxter as directors of the Company for the ensuing year and until their successors are elected;
2.	To ratify MNP LLP our independent registered public accounting firm for the fiscal year ending August 31, 2016 and to allow directors to set the remuneration;
3.	To approve a change of of Company name to Lexaria Bioscience Corp.;
4.	To transact such other business as may properly come before the Meeting or any adjournment of the postponement thereof.

All proposals were approved by the shareholders. The proposals are described in detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on February 25, 2016.

On March 29, 2016, we closed the first tranche of a private placement offering of convertible debentures in the aggregate amount of USD$45,000. The convertible debentures mature on August 31, 2020, The convertible debentures pay an interest rate of 10% per annum (on a simple basis) and are convertible at (i) USD$0.12 per Conversion Share at any time prior to August 31, 2016 (ii) USD$0.15 per Conversion Share at any time prior to August 31, 2017; (iii) USD$0.20 per Conversion Share at any time prior to August 31, 2018 or, at the sole option of the Holder, a price equal to a 20% discount to the 10-day average closing price of the Common Shares on the Exchange prior to the date of conversion and adjusted for the applicable US dollar to Canadian dollar exchange rate on the last Business Day preceding the date of conversion (the “Average Price”) provided that the Average Price is less than USD$0.20 and provided further that the Conversion Price shall not be less than US$0.15; (iv) USD$0.25 per Conversion Share at any time prior to August 31, 2019 or, at the sole option of the Holder, the Average Price provided that the Average Price is less than USD$0.25 and provided further that the Conversion Price shall not be less than USD$0.15; and (v) USD$0.30 per Conversion Share at any time prior to August 31, 2020 or, at the sole option of the Holder, the Average Price provided that the Average Price is less than USD$0.30 and provided further that the Conversion Price shall not be less than USD$0.15.

Enertopia Joint Venture

On May 28, 2014, our company and Enertopia Corp. entered into a definitive agreement to develop a joint business for the production, manufacture, propagation, import/export, testing, research and development of marijuana in the Province of Ontario under the MMPR. Pursuant to the Agreement, ownership, revenues, and liability related to the Joint Venture were to be divided 51% to Enertopia and 49% to Lexaria. Expenses incurred by the joint venture would be allocated 45% to Enertopia and 55% to Lexaria. Enertopia was responsible for management of the joint venture for as long as it maintained majority ownership. Lexaria and Enertopia contributed $55,000 and $45,000 to the joint venture, respectively. The joint identified a production location in Burlington, Ontario and received municipal approval for the site in July, 2014. We intended to engage an architect to design the production facility upon acceptance of our application. Construction was anticipated to cost approximately $3,000,000 andLexaria would have been responsible for $1,650,000 of this cost. Unable to estimate when a production license might be granted by Health Canada, the joint venture sought assurances from Health Canada prior to commencement of construction. In the event that Health Canada did not grant a production license by May 27, 2015, the joint venutre was to terminate.On August 1, 2014, through our wholly owned subsidiary Lexaria Canpharm Corp., we signed an extension to the letter of intent with 1475714 ONTARIO INC. and Thor Pharma Corp. (a subsidiary of Enertopia Corp.) to secure a 5 year lease on the Burlington, Ontario facility for our Burlington joint venture. The proposed Burlington, Ontario facility was to be comprised of 30,000 ft², with Lexaria and Enertopia having acquired a right of first refusal having been acquired for another 45,000 square feet totaling 75,000 ft² to accommodate future growth. Planned production areas have 22 foot ceilings which could allow for the possibility of a 2nd mezzanine level in many areas for further expansion. The production target for the facility based on 30,000 ft² (with approximately 50% devoted to production space) was approximately 10,000 kilograms per year.

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

On June 26, 2015, we signed a Definitive agreement to our interest in the Burlington joint venture along with the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split 51% to Enertopia and 49% to Lexaria. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the grant of a production license for the Burlington facility. There is no assurance that any monies will in fact ever be received from our sale of the license application.

Food Science and Technology

Lexaria is a food sciences company focused on the delivery of cannabinoid compounds procured from legal, agricultural hemp, through gourmet foods based upon its proprietary infusion technologies. Lexaria is focusing its capital and management time on its pursuit of intellectual property, technology licensing opportunities, and an expanding portfolio of patent pending applications. The Company introduced an expanding variety of hemp oil-fortified consumer food products throughout 2015, and expects to introduce several more products before the end of calendar 2015. From January 2015 to December 2015, we introduced seven (7) flavors of teas; hot chocolate; coffee, and two (2) flavors of protein energy bars – all utilizing our patent pending technology for the more efficient delivery of hemp oil infused within those food products.

On November 11, 2014, our Company acquired 51% of PoViva Tea LLC and executed an operating agreement to develop a business of legally producing, manufacturing, importing/exporting, testing, researching and developing, a line of hemp oil with cannabidiol-infused teas, drinks and foods. Pursuant to the Agreement, as Manager, Lexaria oversees all aspects of the business including, but not limited to, Accounting, Marketing, Capital Investment, Capital Raising, Sales, Branding, Advertising and Fulfillment. The Founders will serve as Production Manager and be responsible for all aspects of production, product quality, licensing, testing, and product legality. It is also expected that both parties to this Agreement will assist the other to fulfill their obligations as needed and the cost of business will be borne by revenues earned by the company and general corporate funds. There is a Management Committee, whereby there are two representatives from Lexaria and one of the founding members.

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

PoViva Tea LLC has filed patents pending to bind active hemp oil ingredients with a lipid, potentially allowing for more efficient and comforting delivery of the CBD.

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

Lexaria has launched a line of premium products, always relying on our patent pending hemp oil-infusion process, to bring hemp oil into the mainstream. Because hemp oil does not have psychoactive properties we expect our products to appeal to the widest possible customer base. Initially we will focus our sales efforts across the continental USA. Some studies have found that 3% of the Canadian population regularly consumes hemp food products, while 1% of the American population regularly consumes hemp food products. We believe the consumption of hemp based food products offers exceptional growth possibilities.

According to Nutrition Business Journal, the Organic Food sector was a $246 billion industry in the USA during 2014, while Dietary Supplements was a $34.6 billion industry. According to Arcview, Legal Cannabis was a $4.7 billion US industry in 2015 but is clearly a much smaller industry sector than the more established food sectors. Lexaria has not yet determined whether our hemp oil-infused products will be accepted into any or all three of these particular sectors.

Lexaria commissioned three new websites in 2015 – one for ViPova-branded food products, another for a new Lexaria corporate website, and a third for Lexaria Energy branded food products - which were completed throughout 2015. All the sites are in operation and the two food products websites allow customers to place orders and interact with normal e-commerce capabilities. The majority of our product sales in 2015 took place through these websites, though we expect that to change in 2016. A national distribution center has been contracted to ensure rapid and accurate fulfillment of all orders. A 1-800 ordering center has also already been placed into operation.

Lexaria is in the process of launching the “Lexaria Energy” brand that is 100% owned by the Company. Under this brand, the Company plans to develop hemp oil-infused food products for people with active lifestyles, such as protein bars, protein shakes and other similar products. A protein bar has gone into production and is available for sale under two different recipes and flavors. The Lexaria Energy brand will utilize the same patent-pending infusion process across its product line as is currently used by the ViPova brand.

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

On August 24, 2015, the Company announced potential industry-changing achievements in enhanced gastrointestinal absorption of cannabidiol (CBD) utilizing Lexaria’s patent pending technology. The recent third-party testing was conducted in two phases of in vitro tests beginning in June and completed in August, 2015.

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

On November 3, 2015, Lexaria Energy10 protein bars became available for retail sales with 2 new flavors. The Company sells Cashew Berry Date vegan bar which is optimal for pre-workout or morning use, with 10 grams of protein and a combination of dates, cherries and blueberries for energy from natural sugar sources. The 70 gram bar delivers energy for a workout or for the day to come. The Chocolate Berry Date bar is optimal for post-workout and for afternoon or evening use, or anytime one has the munchies. This 82 gram bar has 21 grams of protein and 13 grams of fiber to provide one’s body with comfort and cleansing after strenuous activity.

During January 2015, Lexaria conducted a study of nitric oxide levels in humans, as a biomarker for absorption of cannabidiol. The study is expected to provide additional evidence of the efficient absorption of cannabidiol from Lexaria food products enhanced with hemp oil, by demonstrating the elevation of nitric oxide in the human body in response to product ingestion.

The study data from human subjects demonstrated significant elevation of systemic nitric oxide levels as a surrogate biomarker for cannabidiol (CBD) bioabsorption in response to ingestion of Lexaria's products. This provided clinical support for the CBD bioavailability enhancing properties of Lexaria's patent-pending technology, on the premise that bioavailable CBD is known to elevate levels of the endocannabinoid anandamide in the human body which, in turn, stimulates release of nitric oxide in the vascular system.

In summary, consuming Lexaria and ViPova food products resulted in elevated levels of nitric oxide within the body. The results of the study indicated that all Lexaria and ViPova food products elicited significant increases in salivary nitric oxide, achieving levels from 110 µM to as high as 220 µM in the test subjects. The beverage products generally had faster initial responses in as little as 15 minutes after product ingestion, whereas the initial responses from the protein-energy bars required 30 minutes. The faster response time with the beverage products was to be expected, given the relative ease of digesting liquids versus solids. All products sustained their maximum levels of nitric oxide detection through to the 60 minute end-points used in the study, indicating a need for additional study to determine the length of time that nitric oxide levels remain elevated following production consumption.

The study assessed six flavors of ViPova™ tea (Yunan Black, Herbal Cherry Black, Earl Grey, Herbal Bengal Chai, Herbal Masala Chai and Decaf English Breakfast), ViPova™ Columbian Supremo Coffee, ViPova™ Hot Chocolate and Lexaria Energy Foods’ Chocolate Berry Date and Cashew Berry Date protein-energy bars.

Six healthy human subjects (3 male and 3 female) between the ages of 22 and 65 years of age were recruited for the study. Subjects were screened for cardiovascular and allergic response to hemp products, were non-smokers and did not have any history of substance or alcohol abuse. One product was studied per day across all six subjects, with each subject consuming a full product serving size. Subjects were required to refrain from eating food or using vape products for at least 12 hours before test article administration on each day of the study. Nitric oxide levels in the test subjects were assessed using a commercially available, colorimetric test kit designed to quantify systemic nitric oxide via a detectable salivary marker. Immediately before test article administration each day, all subjects were required to demonstrate a negative baseline nitric oxide saliva test. Subjects were considered to have a negative test strip reading at a level of 20 µM according to the test strip scale, and positive readings anywhere above this. Subjects performed salivary nitric oxide testing at 15, 30, 45 and 60 minutes post-consumption of each product. All subjects remained sedentary from baseline through to the completion of testing for each product.

On January 28, 2016, Lexaria signed a distribution agreement with Telluride Coffee Roasters, LLC.

The Company does not know and cannot know whether these strategies will be successful, or if successful, how long it will take to gain consumer acceptance and customer loyalty. It can be a challenge to be successful by introducing new consumer products to a competitive retail marketplace, and we can offer no assurances that our products will be a commercial success.

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

Competition

The legal marijuana industry is comprised of several sub-sectors, and is legal under different guidelines in many states though it remains illegal under most federal laws. Notwithstanding, the overall sector is generally recognized to be one of the fastest growing in the USA, with state-legal revenue of over $4 billion in 2015. Independent projections and publicized reports expect revenue of $20 billion or more in 2020, both as the sector gains in credibility and acceptance, and as more and more states legalize either medical use or adult recreational use; or both. In any fast growing industry, competition is expected to be both strong and also difficult to evaluate as to the most effective competitive threats. While we are an early adopter within the cannabinoid delivery sector, there are already reports of more than 300 public companies that have claimed to be involved in the sector in some fashion; and an unknown number of private companies. Our current strategies may prove to be ineffective as the sector grows and matures, and if so, we will have to adapt quickly to changing sectoral circumstances.

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

On March 26, 2015, the Company announced the appointment John Docherty as President of Lexaria effective April 15, 2015. The Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with a monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has US$1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract. The Company may pay the Consultant a bonus from time to time, at its sole discretion.Mr. John Docherty will be entitled to receive common stock-based and stock- option based bonuses upon achieving certain milestones during the time of his Consultancy with the Company. These milestones are:

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

Results of Operations – Three Months Ended February 29, 2016 and February 28, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2016, which are included herein.

Our operating results for the three months ended February 29, 2016, for the three months ended February 28, 2015 and the changes between those periods for the respective items are summarized as follows:

						Change Between
						Three Months Period
		Three Months Ended		Three Months Ended		Ended
		February 29,		February 28,		February 29, 2016
		2016		2015		and February 28, 2015
Income from Discontinued	$	Nil	$	Nil	$	Nil
Operations

Sales		15,154		2,883		12,271
Cost of Goods Sold		19,237		2,052		17,185

General and administrative		270,474		459,439		(188,965)
Interest expense		Nil		Nil		Nil

Consulting fees		113,507		161,299		(47,792)
Professional Fees		(2,301)		16,632		(18,933)
Net Income (Loss)		(274,557)		(458,608)		184,051

Our accumulated losses increased to $10,728,201 as of February 29, 2016. Our financial statements report a net loss of $274,557 for the three month period ended February 29, 2016 compared to a net loss of $458,608 for the three month period ended February 28, 2015. Our general and administrative costs in the three month period ending February 29, 2016 were lower by $188,965, than the year-earlier period, which was largely due lower consulting fees and stock based compensation. We have sought to reduce operating costs wherever possible.

Readers are cautioned that the product sales of $15,154 represent thestartup of our entry into a new business sector. The Company is building sales channels initially in internet-based locations, and also through the formation and launching of a direct sales model. Initiatives are underway to increase exposure of the ViPova brand and of the Lexaria Energy brand. All of our product sales at this early stage are likely to be non-representative. Early revenue figures are not expected to be representative of longer term sales figures, and any single commercial order could be disruptive to longer term averages. The higher sales volumes in the quarter ended February 29, 2016 do represent broader product offerings and the beginnings of brand-building attempts throughout the year.

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

Results of Operations – Six Months Ended February 29, 2016 and February 28, 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended February 29, 2016, which are included herein.

Our operating results for the six months ended February 29, 2016, for the six months ended February 28, 2015 and the changes between those periods for the respective items are summarized as follows:

				Change Between
				Six Months Period
		Six Months Ended	Six Months Ended	Ended
		February 29,	February 28,	February 29, 2016
		2016	2015	and February 28, 2015
Income from Discontinued	$	Nil	$48,918	$(48,918)
Operations

Sales		25,941	2,883	23,058
Cost of Goods Sold		33,620	2,052	31,568

General and administrative		678,623	857,512	(178,889)
Interest expense		78	31,544	(31,466)

Consulting fees		270,968	301,642	(30,674)
Professional Fees		53,201	74,996	(21,795)
Net Income (Loss)		(686,302)	(807,763)	121,461

Our accumulated losses increased to $10,728,201 as of February 29, 2016. Our financial statements report a net loss of $686,302 for the six month period ended February 29, 2016 compared to a net loss of $807,763 for the six month period ended February 28, 2015. Our income from discontinued operations have decreased for the six month period ended February 29, 2016 compared to the six month period ended February 28, 2016, by $48,918. This is a result of one month of revenue that the Company generated before the sale of Belmont Lake. Our general and administrative costs in the six month period ending February 29, 2016 were lower by $178,889, than the year-earlier period. This is primarily due to an decrease in consulting fees, professional fees, and stock based compensation. In particular the stock based compensation was lower by $136,772 for the six months ended February 29, 2016 compared to February 28, 2015.

Readers are cautioned that the product sales of $25,941 represent thestartup of our entry into a new business sector. The Company is building sales channels initially in internet-based locations, and also through the formation and launching of a direct sales model. Initiatives are underway to increase exposure of the ViPova brand and of the Lexaria Energy brand. All of our product sales at this early stage are likely to be non-representative. Early revenue figures are not expected to be representative of longer term sales figures, and any single commercial order could be disruptive to longer term averages. The higher sales volumes in the quarter ended February 29, 2016 do represent broader product offerings and the beginnings of brand-building attempts throughout the year.

As at February 29, 2016, we had $284,287 in current liabilities. Our net cash used in operating activities for the six months ended February 29, 2016 was $291,776 compared to net cash used of $534,076 in the six months ended February 28, 2015. The variance was from lower expenses incurred in 2016 as we have sought to reduce costs.

Our total liabilities as of February 29, 2016 were $284,287 as compared to total liabilities of $55,125 as of August 31, 2015. This increase is largely a result of accrued management fees and expenses and other third party payables.

Liquidity and Financial Condition

Working Capital

	February 29,	August 31,
	2016	2015
Current assets	$337,391	$674,7343
Current liabilities	284,287	55,125
Working capital (Deficiency)	$53,104	$619,609

Cash Flows

	Six Months Ended
	February 29,		February 28
	2016		2015
Cash flows (used in) provided by operating activities	$(291,776	) $	(534,076)
Cash flows (used in) investing activities	(15,055)		721,806
Cash flows provided by (used in) financing activities	86,980		(98,742)
Increase (decrease) in cash and cash equivalents	(219,851)		88,988

Operating Activities

Net cash used in operating activities was $291,776 for the six months ended February 29, 2016 compared with net cash used in operating activities of $534,076 in the same period in 2015.

Investing Activities

Net cash used in investing activities was $15,055 for the six months ended February 29, 2016 compared with net cash provided in operating activities of $721,806 in the same period in 2015.

Financing Activities

Net cash provided in financing activities was $86,980 in the six months ended February 29, 2016 compared to net cash used by financing activities of $98,742 in the same period in 2015 that was used to pay off debt.

Sales comparisons for the six months ended February 29, 2016 compared to the three months ended February 28, 2015

New operational revenues from ViPova Tea LLC began in January 2015. For the six month period ended February 29, 2016, the Company had $25,941 in revenues and cost of goods sold of $33,620.

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

As of February 29, 2016, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 29, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 29, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $40,224 and working capital surplus of $53,104 as of quarter ended February 29, 2016. Any direct acquisition of a claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on potential properties. The requirements are substantial. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

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

Our revenues now are generated from being a food sciences and products company. We should be considered to be a start-up: the revenue recognized for the quarter ended February 29, 2016 is $25,941.

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

As at February 29, 2016, we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

The possession, cultivation and distribution of marijuana may under certain circumstances lead to prosecution under United States federal law, which may cause our business to fail.

All applicable Regulations, in the United Sates, over 20 states, including our state of incorporation, Nevada, have approved and regulate medical marijuana use. Similarly, four states have approved and regulate non-medical marijuana use by adults. However, it remains illegal under United States federal law to grow, cultivate or sell marijuana for any purpose. In that regard, the United States Justice Department has released the COLE Memorandum of 8-29-13 which states that the Justice Department will not prioritize the prosecution of marijuana related activities authorized under state laws provided that state authorities implement and enforce strict guidelines to ensure the health, safety and security of the public. Where the individual state framework fails to protect the public, the Justice Department has instructed federal prosecutors to enforce the Controlled Substances Act of 1970.

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

Item 6.	Exhibits

Exhibit	Description
Number

(i) Articles of Incorporation; and (ii) Bylaws
	3.1*	Articles of Incorporation
	3.2*	Bylaws
	4.1*	Specimen ordinary share certificate
	10.1	Consulting Agreement with CAB Financial dated December 1, 2014
	10.2	Consulting Agreement with BKB Consulting dated December 1, 2014
	31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
	32.1	Section 1350 Certifications

*Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated January 10, 2006.

Exhibit	Description
Number

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
Chris Bunka,
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
12/04/2016

By:	/s/ "Bal Bhullar"
Bal Bhullar
Chief Financial Officer and Director
12/04/2016