Form 10-Q
period 2016-05-31
Lexaria Bioscience Corp.
filed 2016-07-13
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

Commission File Number 000-52138

LEXARIA BIOSCIENCE CORP.
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
45,513,282 common shares issued and outstanding as of May 31, 2016

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexaria Bioscience Corp.’s (“Lexaria” or the “Company”) unaudited interim consolidated financial statements for the nine-month period ended May 31, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEET (unaudited)
(Expressed in U.S. Dollars)

	May 31	August 31
	2016	2015
ASSETS

Current

Cash and cash equivalents	$37,102	$260,075

Accounts receivable	14,569	31,382

Inventory (Note 7)	126,774	167,986

Prepaid expenses and deposit	100,917	215,290

	279,362	674,733

Patent (Note 12)	49,259	36,989

Property, plant and equipment	2,630	-

	51,889	36,989

TOTAL ASSETS	$331,251	$711,722

LIABILITIES

Current

Accounts payable and accrued liabilities	$65,834	$33,073

Unearned revenue (Note 8)	8,819	-

Due to related parties (Note 13)	256,883	22,052

Total Current Liabilities	331,536	55,125

Convertible debenture (Note 9)	45,000	-

TOTAL LIABILITIES	376,536	55,125

STOCKHOLDERS' EQUITY

Share Capital

Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 45,513,282 common shares at May 31, 2016 and 39,852,984 common shares at August 31, 2015	45,512	39,852

Additional paid-in capital	11,061,407	10,818,446

Deficit	(10,986,229)	(10,085,889)

Equity attributable to shareholders of the Company	120,690	772,409

Non-Controlling Interest	(165,975)	(115,812)

Total Stockholders' Equity	(45,285)	656,597

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$331,251	$711,722

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2016	2015	2016	2015
Revenue
Sales	6,215	7,187	32,156	10,070
Cost of Goods Sold
Cost of goods sold	9,309	9,691	42,929	11,743
Gross profit (loss)	(3,094)	(2,504)	(10,773)	(1,673)

Expenses
Accounting and audit	8,657	7,007	47,023	45,825
Depreciation	464	-	464	-
Insurance	3,999	1,479	11,147	4,551
Advertising and promotions	24,471	96,841	179,545	194,222
Bank charges and exchange (gain) loss	9,059	2,872	12,843	(3,111)
Stock based compensation (Note 11)	42,305	68,061	80,253	242,781
Consulting (note 13)	127,074	210,078	398,042	511,720
Fees and dues	14,536	17,964	45,047	46,707
Interest expense from loan payable	1,047	-	1,125	31,544
Investor relation	-	-	16,000	-
Legal and professional	9,120	5,397	23,955	41,575
Office and miscellaneous	2,047	8,735	10,706	19,785
Research and development	158	107	8,987	48,386
Rent	7,586	25,137	21,715	79,099
Telephone	1,165	2,081	4,799	5,753
Taxes	1,643	-	1,643	3,578
Travel	7,776	55,081	42,190	70,936
MMJ expense	-	7,664	-	22,664
Inventory write-off	-	-	34,246	-
	261,107	508,504	939,730	1,366,015
Loss for the period before other income	(264,201)	(511,008)	(950,503)	(1,367,688)
Income (loss) from discontinued operations	-	-	-	48,918
Net loss for the period	(264,201)	(511,008)	(950,503)	(1,318,770)
Net loss attributable to:
Common shareholders	(258,028)	(467,506)	(900,340)	(1,254,670)
Non-controlling interest	(6,173)	(43,502)	(50,163)	(64,100)
Basic and diluted loss per share	(0.01)	(0.01)	(0.02)	(0.03)
Weighted average number of common shares outstanding
- Basic and diluted	45,033,282	39,097,519	42,900,830	38,357,953

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31	May 31
	2016	2015
Cash flows used in operating activities
Net loss for the period	(950,503)	(1,367,688)
Income loss from discontinued operations	-	48,918
Net loss from operations	(950,503)	(1,318,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	80,253	196,998
Inventory write-off	34,246	-
MMJ Joint Venture	-	222,662
Other non-cash items	56,216	48,039
Change in operating assets and liabilities:
Decrease in accounts receivable	16,813	75,371
(Increase)/decrease in inventory	714	(79,344)
(Increase)/decrease in prepaid expenses and deposit	85,761	(32,376)
Increase/(decrease) in accounts payable and accrued liabilities	267,592	(32,718)
Increase in unearned revenue	8,819	-
Net cash used in operating activities	(400,089)	(920,138)

Cash flows used in investing activities
Proceeds from sale of oil and gas property	-	721,806
Patent	(12,270)	(40,955)
Acquisition of equipment	(3,094)	-
Net cash used in investing activities	(15,364)	680,851

Cash flows from financing activities
Payments of loans/convertible debentures	45,000	(98,742)
Proceeds from issuance of equity	147,480	467,100
Net cash from financing Activities	192,480	368,358

Increase (decrease) in cash and cash equivalents	(222,973)	129,071
Cash and cash equivalents, beginning of period	260,075	703,030
Cash and cash equivalents, end of period	37,102	832,101
Supplemental information of cash flows:
Interest paid in cash	1,125	98,742
Income taxes paid in cash	-	-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (unaudited)
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL
			PAID-IN	SHARES TO			TOTAL
	SHARES	AMOUNT	CAPITAL	BE ret/issued	DEFICIT	NCI	EQUITY

Balance, August 31, 2014	34,249,690	34,249	10,033,438	(35,200)	(8,315,389)	-	1,717,098

Shares Cancelled	(610,000)	(610)	(79,590)	35,200	-	-	(45,000)

Shares issued for private placement	5,305,200	5,305	507,575	-	-	-	512,880

Non-controlling Interest	-	-	-	-	-	(115,812)	(115,812)

Shares issued for services	908,094	908	155,124	-	-	-	156,032

Stock based compensation	-	-	197,000	-	-	-	197,000

Return of commission from previous PP	-	-	4,899	-	-	-	4,899

Comprehensive loss	-	-	-	-	(1,770,500)	-	(1,770,500)

Balance, August 31, 2015	39,852,984	39,852	10,818,446	-	(10,085,889)	(115,812)	656,597

Shares issued for services	360,000	360	49,140	-	-	-	49,500

Non-controlling Interest	-	-	-	-	-	(50,163)	(50,163)

Stock based compensation	-	-	51,641	-	-	-	51,641

Private placement of shares	1,250,000	1,250	146,230	-	-	-	147,480

Share forward split 1.1	4,050,298	4,050	(4,050)	-	-	-	-

Comprehensive loss	-	-	-	-	(900,340)	-	(900,340)

Balance, May 31, 2016	45,513,282	45,512	11,061,407	-	(10,986,229)	(165,975)	(45,285)

The accompanying notes are an integral part of these consolidated financial statements

LEXARIA BIOSCIENCE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016
(Expressed in U.S. Dollars)

(Unaudited)

1.	Basis of Presentation

The unaudited consolidated interim financial statements for the nine months ended May 31, 2016 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2015 audited annual financial statements and notes thereto.

2.	Organization, Business and Going Concern

The Company was formed on December 9, 2004 under the laws of the State of Nevada as an independent oil and gas company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. In March of 2014, the Company began its entry into the medicinal marijuana and alternative health and wellness business and discontinued its involvement in the oil and gas business in November 2014. In May 2016, the Company also commenced out-licensing its patent pending technology for the purpose of entering into the US regulated medical and adult use cannabis edibles marketplace. The Company has offices in Vancouver and Kelowna, BC, Canada.

On November 24, 2015, our board of directors approved a forward stock split of our authorized and issued and outstanding shares of common stock on a basis of 1 old share of common stock for 1.1 new shares of common stock. Upon effect of the forward stock split our authorized capital increased to 220,000,000 shares of common stock, par value $0.001 and our issued and outstanding shares increased from 39,952,984 to 43,948,282 shares of common stock, with a par value of $0.001. The forward stock split has been reviewed by the Financial Industry Regulatory Authority ("FINRA") and the Canadian Securities Exchange ("CSE") and was approved for filing with an effective date of December 16, 2015. The forward split became effective with the OTC Markets at the opening of trading on December 16, 2015. Our new CUSIP number is 52886N307.

The Company’s unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $900,340 for the nine months ended May 31, 2016 (May 31, 2015: $1,254,670) and at May 31, 2016 had a deficit accumulated since its inception of $10,986,229 (August 31, 2015: $10,085,889). The Company has a working capital deficit of $52,174 as at May 31, 2016 (August 31, 2015 working capital surplus: $619,608). The Company requires additional funds to maintain its operations and developments. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is difficult.

These unaudited consolidated interim financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

3.	Business Risk and Liquidity

The Company is subject to several categories of risk associated with its operating activities. The production and sale of alternative health products is an emerging industry in which business practices are not yet standardized and are subject to frequent scrutiny and evaluation by federal, state, provincial, and municipal authorities, academics, and media outlets, among others. Although we intend to develop our businesses in accordance with best ethical practices, we may suffer negative publicity if we, our partners, contractors, or customers are found to have engaged in any environmentally insensitive practices or other business practices that are viewed as unethical.

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

5.	Estimates and Judgments

Preparing financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. The estimates and the associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated financial statements for the year ended August 31, 2015, except as follows:

a)	Convertible Debenture

The Company entered into a convertible debenture agreement on March 8, 2016 (Note 9) and evaluated the terms of the various conversion options to assess if separate accounting is required for such embedded features, which are adjusted to fair value through earnings at each reporting period. The Company determined that the embedded features within the debenture do not meet the net settlement provision characteristic of a derivative and as a result, did not apply the bifurcation requirements for such conversion options.

b)	Revenue Recognition of Licenses

Pursuant to the license agreement for the Company’s patent pending technology (the “Technology”) (Note 8), the licensee acquired territorial licenses for an upfront fee. The Company is also required to provide support services in connection with the licensee’s use of the Technology over the term of the license. As the support services will not be sold on a stand-alone basis, the Company is unable to establish vendor- specific objective evidence of their fair value to be able to allocate the proceeds objectively to such services and the license. Accordingly, the up-front fee is being recognized ratably over the term of the license, which is initially for two years.

6.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to the revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning September 1, 2018. The Company will apply the full retrospective approach to adopt the new standard but does not anticipate that this standard will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued new guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. Upon adoption, the Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-01 and but does not believe that it will have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis"("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this standard but does not believe that it will have a material impact on its consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU’s are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt, if any, from other assets to long-term debt on a retrospective basis. The new standard will not affect the Company’s results of operations or cash flows.

In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. ASU 2015-04 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Prospective application is required, and early adoption is permitted. The Company does not anticipate that the new guidance will have any impact on its consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out methodology. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.

The Company does not expect the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows.

In February 2016. FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with the fair value up to the amount of taxes owed using the maximum statutory rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeiture awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as in currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact the standard will have on its consolidated financial statements.

7.	Inventory

	May 31	August 31
	2016	2015
	$	$

Finished goods	108,080	119,944
Work in progress	18,694	48,042
	126,774	167,986

8.	Unearned Revenue

On May 14, 2016, the Company entered into a licensing agreement (the “Licensing Agreement”) with an arm’s length party (the “Licensee”) allowing the Licensee, for a two-year period, to utilize the Company’s Technology to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the Licensing Agreement to Washington, Oregon, and California (the “Territorial License”). In addition to the granting of the license, the Company is required to provide support services to the Licensee in connection with the use of the Company’s Technology during the term of the Licensing Agreement.

The Company determined that the provision of the support services is a separate deliverable under the Licensing Agreement. As the support services will not be sold on a stand-alone basis, the Company is unable to establish a vendor-specific objective evidence of fair value of such services to be able to objectively allocate the Territory License fee receipts between the license and the support services. Accordingly, the Company will recognize revenue ratably over the term of the Licensing Agreement. During the nine months ended May 31, 2016, the Company received $10,000 as first installment of the Territory License Fee of which $1,181 was recognized as revenue with the remaining $8,819 deferred for recognition in future periods.

9.	Convertible Debenture

On March 8, 2016, the Company closed a private placement offering of a convertible debenture in the aggregate amount of $45,000. The convertible debenture matures on August 31, 2020 with an interest rate of 10% per annum (on a simple basis) and is convertible at (i) $0.12 per share at any time prior to August 31, 2016 (ii) $0.15 per share at any time prior to August 31, 2017; (iii) $0.20 per share at any time prior to August 31, 2018 or, at the sole option of the holder, a price equal to a 20% discount to the 10-day average closing price of the shares prior to the date of conversion (the “Average Price”) provided that the Average Price is less than $0.20 and provided further that the conversion price shall not be less than $0.15; (iv) $0.25 per share at any time prior to August 31, 2019 or, at the sole option of the holder, the Average Price provided that the Average Price is less than $0.25 and provided further that the conversion price shall not be less than $0.15; and (v) $0.30 per share at any time prior to August 31, 2020 or, at the sole option of the holder, the Average Price provided that the Average Price is less than $0.30 and provided further that the conversion price shall not be less than $0.15.

The Company determined that the conversion options did not qualify as derivatives as they did not meet the net settlement provision characteristics. The proceeds from the convertible debenture therefore were not bifurcated on the balance sheet.

During the nine months ended May 31, 2016, the Company paid interest of $1,125 in connection with the convertible debenture.

10.	Common Shares and Warrants

On September 16, 2015, the Company’s Board appointed Ted McKechnie as a Director of the Company. Mr. McKechnie was issued 100,000 common shares of the Company at $0.19 per share.

On November 24, 2015, the Board of directors approved a forward stock split of our authorized and issued and outstanding shares of common stock on a basis of 1 old share of common stock for 1.1 new shares of common stock. Upon effect of the forward stock split our authorized capital increased to 220,000,000 shares of common stock, par value $0.001 and our issued and outstanding shares increased from 39,952,984 to 43,948,282 shares of common stock, with a par value of $0.001.

On December 10, 2015, Lexaria closed a private placement by issuing 500,000 units at a price of $0.18 per unit for gross proceeds of $90,000. Each unit consisted of one common share of the Company and one half transferable share purchase warrant. Each full warrant is exercisable into one further share at a price of $0.30 per share for a period of 24 months. A cash finders’ fee for $2,520 was paid to Leede Financial Markets Ltd.; and 14,000 broker warrants with an exercise price of $0.30 for a period of twenty four months were also issued to Leede Financial Markets Ltd.

On December 14, 2015, Lexaria signed an investor relations contract with Radius Consulting Inc. for a fee of $2,500 and 50,000 common shares of Company at a price of $0.20 per share.

On April 15, 2016, pursuant to the agreement with Mr. John Docherty (Note 15), the Company issued 210,000 common shares for services rendered as the President of the Company.

On April 15, 2016, the Company closed a private placement of 750,000 units at a price of $0.08 per unit for gross proceeds of $60,000. Each unit consisted of one common share of the Company and one non-transferrable share purchase warrant, entitling the holder to purchase one additional common share in the capital of the Company for a period of 18 months at an exercise price of $0.15 per share. The Company also issued 8,750 broker warrants to Haywood Securities Ltd. The broker warrants have a term of 18 months and are each exercisable into one common share of the Company at a price of $0.15.

As at May 31, 2016, Lexaria had 45,513,282 shares issued and outstanding and 6,911,050 warrants issued and outstanding.

A continuity schedule for warrants is presented below:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, August 31, 2014	12,954,713	0.25
Expired	(552,380)	0.40
Issued	5,634,200	0.25
Balance, August 31, 2015	18,036,533	0.25
Expired	(12,868,286)	0.24
Dividend from forward split	693,653	N/A
Issued	1,049,150	0.18
Balance, May 31, 2016	6,911,050	0.24

A summary of warrants outstanding as of May 31, 2016 is presented below:

# of Warrants	Weighted	Weighted
	Average	Average
	Remaining	Exercise Price
	Contractual Life	$
5,500,000	0.95 years	0.23
361,900	0.95 years	0.18
758,750	1.38 years	0.15
290,400	1.53 years	0.27
6,911,050	1.02 years	0.24

11.	Stock Options

On September 16, 2015, the Company granted 100,000 stock options to an officer of the Company. The exercise price of the stock options is $0.19, vesting immediately and expiring on September 16, 2020.

On April 15, 2016, the Company granted 300,000 to an officer of the Company. The exercise price of the stock options is $0.11 per share, vesting immediately and expiring on April 15, 2021.

For the nine months ended May 31, 2016, the Company recorded a total $80,253 (2015– $242,781) as stock based compensation expense of which $51,642 (2015 - $197,000) pertained to the stock options granted during the period with the remaining being the recognition of expense from previous grants.

A continuity schedule for stock options is presented below:

		Weighted Average
	Number of	Exercise Price
	Options	$
Balance, August 31, 2014	2,625,000	0.24
Expired	(1,100,000)	0.23
Granted	2,175,000	0.11
Balance, August 31, 2015	3,700,000	0.17
Expired	(50,000)	0.60
Dividend from forward split	375,000	N/A
Issued	400,000	0.13
Balance, May 31, 2016	4,425,000	0.16

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	May 31	August 31
	2016	2015
Expected volatility	240% - 241%	243% - 249%
Risk-free interest rate	1.22% - 1.62%	1.47% - 1.68%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.11 - $0.19	$0.08 - $0.10

A summary of the stock options as at May 31, 2016 is presented below:

# of Stock	Weighted	Weighted
Options	Average	Average
	Remaining	Exercise Price
	Contractual Life	$
495,000*	0.11 years	0.35
440,000	2.05 years	0.10
687,500	3.15 years	0.25
1,567,500	3.56 years	0.11
275,000	3.68 years	0.10
550,000	3.82 years	0.10
110,000	4.30 years	0.19
300,000	4.88 years	0.11
4,425,000	3.11 years	0.16

*495,000 options expired subsequently

12.	Alternative Health Products

On November 12, 2014, the Company signed an agreement with Poppy’s Teas LLC. (“PoViva”) to acquire 51% of ViPova by satisfying the following requirements:

•	Pay an initial consideration of $50,000 (paid);
•	Spend $75,000 over one year for product marketing and operations (spent);
•	Extend to the founders of ViPova (“Founders”) $25,000 worth of Lexaria common shares (issued);
•	Pay one of the Founders $2,000 a month for production consulting for a period of 12 months (paid);
•	Pay one of the Founders $2,000 a month for marketing consulting for a period of 12 months (paid);
•	Provide to the Founders a cash bonus in the amount of $50,000 should the company generate $300,000 in sales within 8 months of the execution of this agreement (N/A); and
•	Agree for the Founders to be automatically granted a lifetime license to personally produce products covered by various patents.

The Company also spent the required minimum additional $100,000 on sales and marketing “ViPova by Lexaria” brand to enable qualification to purchase additional interest in Poppy’s Teas in excess of the 51% currently owned.

The acquisition of Vipova was treated as an acquisition of assets rather than a business combination because Vipova did not constitute a business. $48,039 acquired In-Process Research and Development was expensed at the acquisition date in accordance with ASC 730-10-25-1.

In June 2015, the Company simultaneously filed a U.S. utility patent application and an International patent application under the Patent Cooperation Treaty (“PCT”) procedure, both at the U.S. Patent and Trademark Office. These applications follow the Company’s 2014 and 2015 family of provisional patent application filings in the U.S. and serve two additional broad purposes. Firstly, these filings served to expand potential intellectual property protection outside of the USA. Filing under the PCT allows the Company to elect to pursue patent protection in up to 148 nations around the world. The second purpose was to broaden the number of molecules for which intellectual property protection is sought. Under the original patents pending application, only the THC and CBD molecules, infused within a unique lipid-formulation technology, were pursued. Under the newer patent applications, the list of molecules for a unique delivery system was broadened to include THC, CBC, Nicotine, Non-Steroidal Anti- Inflammatories, and certain Vitamins.

In December 2015, the Company filed two further provisional patent applications in the U.S. These new applications served to further broaden the variety and applicability of base compounds that can be used when formulating the Company’s lipid based Technology. The first of these applications identify compounds like edible starches (e.g., tapioca starch) that are commonly used in food products today and could, therefore, serve as a base for formulating and incorporating the Company’s Technology into a wide variety of every day food products. The second of these applications identify emulsifier compounds like gum Arabic that are commonly used in beverage products today in order to facilitate similar flexibility for formulating the Company’s Technology in every day, shelf-stable beverages.

As at May 31, 2016, the Company had capitalized $49,259 for patent application.

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying patent pending infusion Technology.

13.	Related Party Transactions

For the nine months ended May 31, 2016, the Company accrued/paid $90,000 to C.A.B Financial Services (“CAB”) (2015 - $84,000); to BKB Management Ltd. (“BKB”) $44,952 (2015 - $51,884) for management, consulting and accounting services; to a senior vice president $18,000 (2015 - $33,000) for executive management consulting; and to Docherty Management Limited $118,651 (2015 - $15,909). All fees incurred were included as consulting on the Company’s statement of operations. CAB is owned by the CEO of the Company, BKB is owned by the CFO of the Company and Docherty Management Limited (“Docherty Management”) is owned by the President of the Company. The CFO of the Company resigned effective April 29, 2016.

During the nine months ended May 31, 2016, the Company also granted 210,000 restricted common shares with a value of $0.10 per share to Mr. Docherty for his services. Additional consulting fees of $21,000 was therefore recognized in the Company’s statement of operations.

The Company granted a total of 400,000 incentive stock options to the directors and officers of the Company with a fair value of $51,642 (Note 11).

As at May 31, 2016, $256,883 was payable to the related parties (August 31, 2015 - $22,052).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

14.	Segment Information

The Company’s operations involve the development and usage, including licensing, of its proprietary nutrient infusion Technology. Lexaria is centrally managed and our chief operating decision makers, being our president and the CEO, use the consolidated and other financial information supplemented by revenue information by category of alternative health products as well as licensing, as a whole, to make operational decisions and to assess the performance of the Company. Accordingly, the Company operates in a single segment.

15.	Commitments, Significant Contracts and Contingencies

As at May 31, 2016, the Company is party to the following contractual commitments with service providers.

Party	Monthly Commitment
C.A.B Financial Services	$10,000
M&E Services Ltd.	CAD$3,400
Docherty Management Ltd.	CAD$12,500

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015. The Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has $1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract. The Company may pay Mr. Docherty a bonus from time to time, at its sole discretion. Mr. Docherty will be entitled to receive common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are:

•	Upon signing: A grant of 500,000 stock options priced one-cent above market prices at the time of award. (granted)
•	90 Days after signing: A grant of 500,000 restricted common shares (Completed - 420,000 restricted common shares issued with cash payment of $16,000).
•	Twelve months after signing: A grant of 300,000 stock options priced one-cent above market prices at the time of award (granted).
•	18 months after signing: A grant of 300,000 restricted common shares.
•

During the first twelve (12) months after signing; for combined Lexaria Energy and ViPova products and including all combined sales efforts, achieving non- refundable sales of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 100,000 Company shares (expired); and, after the first12 months after signing and expiring 24 months after signing; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable sales of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 50,000 Company shares; this clause is limited to one payment per customer during the 24-month period, but payable on each customer that meets these sales thresholds;

•

During the first 12 months after signing; for combined Lexaria Energy and ViPova products and including all combined sales efforts, achieving non- refundable sales of $500,000 in any fiscal quarter would result in a restricted common share award of 200,000 Company shares (expired); and, after the first 12 months after signing and expiring 24 months after signing; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable sales of $500,000 in any fiscal quarter would result in a restricted common share award of 100,000 Company shares; this clause is limited to one payment per fiscal quarter;

•

During the time this Agreement remains in effect, for each new provisional patent application substantially devised by Mr. Docherty and successfully created, written and filed with the US Patent Office for Company-owned intellectual property, a restricted common share award of 250,000 Company shares. This clause is not limited to frequency of payment but each patent application is to be approved by the Board of Directors of the Company, in advance. During the nine months ended May 31, 2016, the Company issued to Mr. Docherty 210,000 restricted common shares and further accrued $4,000 combined in lieu of issuance of 250,000 restrictd common shares, as mutually agreed to between the parties.

The Company has a month-to-month lease commitments for its office spaces for CAD$1,976 per month. The leases require a 90-day termination notice.

The Company has issued a convertible debenture for $45,000, maturing on August 31, 2020. The convertible debenture accrues interest at 10% per annum, payable in quarterly installments (Note 9).

16.	Subsequent Events

a)

The Company closed a private placement of 700,000 units priced at $0.11 per unit for gross proceeds of $77,000. Each unit consisted of one common share of the Company and one-half of a non-transferrable share purchase warrant with each warrant entitling the holder to purchase one additional common share of the Company for a period of three years at an exercise price of $0.14 per share.

b)

The Company engaged a consultant for marketing and investor relations services for monthly compensation of CAD$6,000 and the issuance of 300,000 stock options with an exercise price of $0.14, expiring five years from the date of grant. The service contract is for a 12-month period.

c)	The Company issued 25,000 stock options to a consultant of the Company vesting immediately, with an exercise price of $0.14 per share and expiring 5 years from the date of grant.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CAD$" refer to Canadian dollars and all references to "common shares" and "shares" refer to the common shares in our capital stock, unless otherwise indicated.

As used in this quarterly report, the terms "Lexaria" "we", "us", "our" and "Company" mean Company and/or our subsidiaries, unless otherwise indicated.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "LXRP" and on the Canadian Securities Exchange under the symbol “LXX”

Our company currently pursues business opportunities in diverse industries including the food sciences, technology licensing, and ready-to-eat food sectors. Our food sciences activities include the development of our proprietary nutrient infusion technologies for the production of superfoods, and the production of enhanced food products under our two consumer product brands, ViPovaTM and Lexaria Energy. Our patent pending lipid nutrient infusion technology is believed to enable higher bioavailability rates for CBD; THC; NSAIDs; Nicotine and other molecules than is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery. Lexaria has caused to be filed several patent pending applications with the US Patent Office, and also internationally under the Patent Cooperation Treaty (PCT). Lexaria hopes to reduce other common but less healthy ingestion methods such as smoking as it embraces the benefits of public health.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Business

Our Company was an oil and gas company engaged in the exploration for oil and natural gas in Canada and the United States. We were generating revenues from our business operations in Mississippi. On November 26, 2014, we executed the sale of all or our working interests in Belmont Lake oil field with a closing date of December 5, 2014. In March of 2014, we began our entry into the medicinal marijuana business through an application to become a Licensed Producer under the MMPR in Canada. No such license has yet been granted and we subsequently sold our interest in that application. The change of business was approved by our shareholders during our Annual General Meeting held on June 11, 2014. In November of 2014, the Company acquired 51% of PoViva Tea LLC for alternative health products, in the food supplement sector.

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

During the nine-month period ended May 31, 2016, we experienced the following significant corporate developments:

On September 16, 2015, the Company’s Board appointed Mr. Ted McKechnie as a Director of the Company. Upon Mr. McKechnie’s appointment the Company issued 100,000 common shares of the Company at $0.19 per share to Mr. McKechnie. The Company also granted 100,000 stock options to Mr. Ted McKechnie. The exercise price of the stock options is $0.19 and they expire on September 16, 2020.

On December 10, 2015, Lexaria closed a private placement by issuing 500,000 units at a price of $0.18 per unit for gross proceeds of $90,000. Each unit consisted of one common share of the Company and one-half, transferable share purchase warrant. Each full warrant is exercisable into one further share at a price of $0.30 per share for a period of 24 months following closing. A cash finders’ fee for $2,520 was paid to Leede Financial Markets Ltd.; and 14,000 broker warrants with an exercise price of $0.30 for a period of 24 months were also issued to Leede Financial Markets Ltd.

On December 14, 2015, Lexaria signed an Investor Relations contract with Radius Consulting Inc. for a 45-day term. Radius received $2,500 and 50,000 common shares at a price of $0.20 per share.

On November 24, 2015, our board of directors approved a forward stock split of our authorized and issued and outstanding shares of common stock on a basis of 1 old share of common stock for 1.1 new shares of common stock. Upon effect of the forward stock split our authorized capital increased to 220,000,000 shares of common stock, par value $0.001 and our issued and outstanding shares increased from 39,952,984 to 43,948,282 shares of common stock, with a par value of $0.001. The reverse stock split was reviewed by the Financial Industry Regulatory Authority ("FINRA") and the Canadian Securities Exchange ("CSE") and was approved for filing with an effective date of December 16, 2015. The forward split became effective with the OTC Markets at the opening of trading on December 16, 205 under the symbol “LXRPD”. The "D" was placed on our ticker symbol for 20 business days and subsequently removed. Our new CUSIP number is 52886N307.

On March 23, 2016, Lexaria held its Annual and Special Meeting of Shareholders for the following purposes:

1.	To elect Chris Bunka, Bal Bhullar, Ted McKechnie and Nicolas Baxter as directors of the Company for the ensuing year and until their successors are elected;

2.	To ratify MNP LLP our independent registered public accounting firm for the fiscal year ending August 31, 2016 and to allow directors to set the remuneration;

3.	To approve a change of Company name to Lexaria Bioscience Corp.;

4.	To transact such other business as may properly come before the Meeting or any adjournment of the postponement thereof.

All proposals were approved by the shareholders. The proposals are described in detail in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on February 25, 2016.

On March 8, 2016, the Company closed private placement offering of a convertible debenture in the aggregate amount of $45,000. The convertible debenture matures on August 31, 2020 with an interest rate of 10% per annum (on a simple basis) and is convertible at (i) $0.12 per share at any time prior to August 31, 2016 (ii) $0.15 per share at any time prior to August 31, 2017; (iii) $0.20 per share at any time prior to August 31, 2018 or, at the sole option of the holder, a price equal to a 20% discount to the 10-day average closing price of the shares prior to the date of conversion (the “Average Price”) provided that the Average Price is less than $0.20 and provided further that the conversion price shall not be less than $0.15; (iv) $0.25 per share at any time prior to August 31, 2019 or, at the sole option of the holder, the Average Price provided that the Average Price is less than $0.25 and provided further that the conversion price shall not be less than $0.15; and (v) $0.30 per share at any time prior to August 31, 2020 or, at the sole option of the holder, the Average Price provided that the Average Price is less than $0.30 and provided further that the conversion price shall not be less than $0.15.

On April 15, 2016, pursuant to the agreement with Mr. John Docherty, the Company issued 210,000 common shares for services rendered as the President of the Company. We also issued 300,000 stock options, expiring on April 15, 2021, with an exercise price of $0.11 per share, to Mr. Docherty.

On April 15, 2016, the Company closed a private placement of 750,000 units at a price of $0.08 per unit for gross proceeds of $60,000. Each unit consisted of one common share of the Company and one non-transferrable share purchase warrant, entitling the holder to purchase one additional common share in the capital of the Company for a period of 18 months at an exercise price of $0.15 per share. The Company also issued 8,750 broker warrants to Haywood Securities Ltd. The broker warrants have a term of 18 months and are each exercisable into one common share of the Company at a price of $0.15.

Effective April 29, 2016, Ms. Bal Bhullar resigned as CFO and a director of the Company to pursue other opportunities. Mr. Chris Bunka was appointed as interim CFO and Mr. John Docherty, the president of Lexaria, was appointed a director of the Company.

On May 14, 2016, the Company entered into a licensing agreement (the “Licensing Agreement”) with an arm’s length party (the “Licensee”) allowing the Licensee, for a two-year period, to utilize the Company’s technology to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the Licensing Agreement to Washington, Oregon, and California. In addition to the granting of the license, the Company is required to provide support services to the Licensee in connection with the use of the Company’s technology during the term of the Licensing Agreement. The Licensing Agreement is the first contracted, predictable, and significant revenue stream to be achieved as a direct result of Lexaria’s technological advantage in the marketplace. Under the terms of the Licensing Agreement, the Licensee will pay a minimum of $122,000 in pre-defined staged payments to Lexaria over the initial two-year term. As per the Licensing Agreement, if the Licensee were to introduce certain product lines utilizing Lexaria’s technology in each of the four states contemplated, Lexaria could expect to receive a maximum of $1,064,000 over approximately 3.5 years, and the Licensee would enjoy semi-exclusivity to introduce its products in each of those states.

On June 3, 2016, a Company closed a private placement of 700,000 units priced at $0.11 per unit for gross proceeds of $77,000. Each unit consists of one common share of the Company and one-half of a non-transferrable share purchase warrant, with each warrant entitling the holder to purchase one additional common share of the Company for a period of three years, at a purchase price of $0.14 per share.

On June 3, 2016, the Company issued 25,000 stock options to a consultant of the Company vesting immediately, with an exercise price of $0.14 per share and expiring on June 3, 2021.

On June 3, 2016, the Company engaged the marketing and investor relations services of Frontier Merchant Capital Group (“Frontier”) for a period of one year. Lexaria will pay CAD$6,000 per month and issued 300,000 stock options with an exercise price of $0.14, vesting immediately, for this 12-month period.

On July 7, 2016, the Company received a Notice of Allowance from the US Patent and Trademark Office (USPTO) for one of its patent applications. The Notice of Allowance concludes the substantive examination of US Patent Application Serial No. 14/735,844 by the USPTO and will result in in the issuance of a US patent after remaining administrative processes are completed. The US patent scheduled to issue from this application will expire no later than June 10, 2035.

Enertopia Joint Venture

On May 28, 2014, our company and Enertopia Corp. entered into a definitive agreement to develop a joint business for the production, manufacture, propagation, import/export, testing, research and development of marijuana in the Province of Ontario under the MMPR. Pursuant to the Agreement, ownership, revenues, and liability related to the Joint Venture were to be divided 51% to Enertopia and 49% to Lexaria. Expenses incurred by the joint venture would be allocated 45% to Enertopia and 55% to Lexaria. Enertopia was responsible for management of the joint venture for as long as it maintained majority ownership. Lexaria and Enertopia contributed $55,000 and $45,000 to the joint venture, respectively. The joint venture identified a production location in Burlington, Ontario and received municipal approval for the site in July, 2014. We intended to engage an architect to design the production facility upon acceptance of our application. Construction was anticipated to cost approximately $3,000,000 and Lexaria would have been responsible for $1,650,000 of this cost. Unable to estimate when a production license might be granted by Health Canada, the joint venture sought assurances from Health Canada prior to commencement of construction. In the event that Health Canada did not grant a production license by May 27, 2015, the joint venture was to terminate. On August 1, 2014, through our wholly owned subsidiary Lexaria Canpharm Corp., we signed an extension to the letter of intent with 1475714 ONTARIO INC. and Thor Pharma Corp. (a subsidiary of Enertopia Corp.) to secure a 5-year lease on the Burlington, Ontario facility for our Burlington joint venture. The proposed Burlington, Ontario facility comprised of 30,000 ft², with Lexaria and Enertopia having acquired a right of first refusal for another 45,000 square feet totaling 75,000 ft² to accommodate future growth. Planned production areas have 22 foot ceilings which could allow for the possibility of a 2nd mezzanine level in many areas for further expansion. The production target for the facility based on 30,000 ft² (with approximately 50% devoted to production space) was approximately 10,000 kilograms per year.

By November 30, 2014, our Burlington joint venture had announced that its application to Health Canada’s for the Burlington facility had advanced from preliminary to enhanced screening. By December 12, 2014, the joint venture was extended to June 12, 2015.

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

On June 26, 2015, we signed a Definitive agreement to sell our interest in the Burlington joint venture along with the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split 51% to Enertopia and 49% to Lexaria. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the grant of a production license for the Burlington facility. There is no assurance that any monies will in fact ever be received from our sale of the license application.

Food Science and Technology

Lexaria is a food sciences company focused on the delivery of cannabinoid compounds procured from legal, agricultural hemp, through gourmet foods based upon its proprietary infusion technologies. Lexaria is focusing its capital and management time on its pursuit of intellectual property, technology licensing opportunities, and an expanding portfolio of patent pending applications. The Company introduced an expanding variety of hemp oil-fortified consumer food products throughout 2015. From January 2015 to December 2015, we introduced seven (7) flavors of teas; hot chocolate; coffee, and two (2) flavors of protein energy bars – all utilizing our patent pending technology for the more efficient delivery of hemp oil infused within those food products.

On November 11, 2014, our Company acquired 51% of PoViva Tea LLC and executed an operating agreement to develop a business of legally producing, manufacturing, importing/exporting, testing, researching and developing, a line of hemp oil with cannabidiol-infused teas, drinks and foods. Lexaria oversees all aspects of the business including, but not limited to, production, product quality, licensing, testing, product legality, accounting, marketing, capital investment, capital raising, sales, branding, advertising and fulfillment. Pursuant to the agreement, there is a Management Committee, whereby there are two representatives from Lexaria and one of the founding members of PoViva.

In the production of the products, for each batch of hemp oil purchased as a raw material to be used in ViPova-branded products, we assess if the product inputs and the completed products comply with all applicable food and drug laws, and that the inputs and the finished products meet all applicable legal and quality standards including and as it relates to hemp oil content; THC content; molds and mildews; heavy metals; and may measure additional components. For a period of time ViPova brand will conduct an independent lab analysis to confirm that the inputs conform to all US laws and associated quality standards.

The US Federal government, through the US Department of Health and Human Services, owns US Patent #6630507, which among other things, claims that

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

Cannabidiol is one of the major phytocannabinoid forms of cannabinoids, contributing more than 35% of the extracts from the cannabis plant resin. Cannabidiol occurs naturally in other plant species beyond cannabis. For example, the most widely acknowledged alternative source of phytocannabinoid is in the better understood Echinacea species, in widespread use as a dietary supplement. Most phytocannabinoids are virtually insoluble in water but are soluble in lipids and alcohol.

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

We began producing cash flows from our products in January 2015; focused on the immediate opportunities in the CBD-sectors derived from hemp oil that is federally legal. Cannabinoids have been found by many researchers to have antioxidant properties and Lexaria plans to use the patent pending process it has acquired with ViPova teas, to infuse CBD’s into a number of popular food and beverages.

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

Lexaria commissioned three new websites in 2015 – one for ViPova-branded food products, another for a new Lexaria corporate website, and a third for Lexaria Energy branded food products - which were completed throughout 2015. All the sites are in operation and the two food products websites allow customers to place orders and interact with normal e-commerce capabilities. The majority of our product have taken place through these websites. A contracted national distribution center ensures rapid and accurate fulfillment of all orders. A 1-800 ordering center has also been placed into operation.

Lexaria is in the process of launching the “Lexaria Energy” brand that is 100% owned by the Company. Under this brand, the Company plans to develop hemp oil-infused food products for people with active lifestyles, such as protein bars, protein shakes and other similar products. A protein bar has gone into production and is available for sale under two different recipes and flavors. The Lexaria Energy brand utilizes the same patent-pending infusion process across its product line.

Through the November 2014 acquisition of 51% of Poviva Teas LLC, Lexaria acquired control of certain patents pending with the United States Patent Office. Lexaria has worked to broaden the patents and extend their utility to molecules other than those originally named.

On June 11, 2015, Lexaria initiated the simultaneous filing of a U.S. utility patent application and an International patent application under the Patent Cooperation Treaty (PCT) procedure, both at the U.S. Patent and Trademark Office (“USPTO”). These applications follow the Company’s 2014 and 2015 family of provisional patent application filings in the U.S. and serve two additional broad purposes:

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

As of the date of this discussion, Lexaria has received a Notice of Allowance from the USPTO for one of its patent applications. The Notice of Allowance concludes the substantive examination of US Patent Application Serial No. 14/735,844 by the USPTO and will result in in the issuance of a US patent after remaining administrative processes are completed. The US patent scheduled to issue from this application will expire no later than June 10, 2035.

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

ADDITIONAL MOLECULES

NICOTINE. More than 99% of all nicotine that is consumed worldwide is delivered through smoking cigarettes. Approximately 6,000,000 deaths per year, worldwide, are attributed primarily to the delivery of nicotine through the act of smoking according to the Centers for Disease Control and Prevention, which also estimates that over $170 billion per year is spent just in the USA on direct medical care costs for adult smokers. 69% of U.S. adult smokers want to quit smoking and 43% of US adult smokers have attempted to quit in any twelve-month period.

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

Some of the most commonly known NSAIDs are ASA (Aspirin), Ibuprofen (Advil, Motrin), and Acetaminophen (Tylenol). (Acetaminophen is not accepted by all persons to be an NSAID.) Although NSAIDs are generally a safe and effective treatment method for pain, they have been associated with a number of gastrointestinal problems including dyspepsia and gastric bleeding.

RELEVANCE: Lexaria postulates that delivery of NSAIDs through a lipid-based mechanism could provide the beneficial properties of pain relief with lessened negative gastrointestinal effects, and also potentially deliver lower dosages of active ingredients with similar pain management outcomes as current pill forms at higher dosages. ASA, Piroxicam, Diclofenac, Indomethacin, Ibuprofen, and Acetaminophen are all named molecules in the latest Lexaria patent applications.

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

On August 24, 2015, the Company announced potential industry-changing achievements in enhanced gastrointestinal absorption of cannabidiol (CBD) utilizing Lexaria’s patent pending technology. The third-party testing was conducted in two phases of in vitro tests beginning in June and completed in August, 2015.

The independent laboratory results delivered average CBD permeability of 499% of baseline permeability, compared to CBD permeability without Lexaria’s technology. These results exceed Company expectations. This was assessed in a strictly controlled, in vitro experiment using a human intestinal tissue model. Samples of Lexaria’s commercially available CBD-fortified ViPova™ black tea were administered in the model compared with concentration-matched CBD control preparations that lacked Lexaria’s patent-pending formulation and process enhancements. Lexaria believes that its in vitro findings provide compelling evidence of the intestinal absorption enhancing capabilities of its technology, based on which it is exploring opportunities to progress to more advanced, follow-on bioavailability testing in animals.

The tests also showed 325% of baseline gastro-intestinal permeability of CBD comparing Lexaria’s CBD-fortified ViPova™ black tea to a second control of CBD and black tea combined, without Lexaria’s patent-pending formulation enhancements. This confirmed that the specialized processing undertaken by Lexaria during its manufacturing process together with its formulation enhancements, does indeed significantly improve absorption levels.

The bioavailability of CBD (or of THC) varies greatly by delivery method. Smoking typically delivers cannabinoids at an average bioavailability rate of 30% (Huestis (2007) Chem. Biodivers. 4:1770–1804; McGilveray (2005) Pain Res. Manag. 10 Suppl. A:15A – 22A). By comparison, orally consumed cannabis edibles typically deliver cannabinoids at an average bioavailability rate of only 5% (Karschner et al. (2011) Clin. Chem. 57:66–75).

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

The tests were completed in two phases culminating with testing using simulated intestinal fluid conditions that delivered these findings. These results were stronger than earlier iterations of the tests that did not use a simulated intestinal fluid environment and contributed to Lexaria’s understanding of the mechanisms at work. For these and other reasons, Lexaria believes that bioavailability testing in animals is likely to yield even stronger absorption results in the presence of natural intestinal fluid conditions.

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

On November 3, 2015, Lexaria Energy10 protein bars became available for retail sales with 2 new flavors. The Company sells Cashew Berry Date vegan bar which is optimal for pre-workout or morning use, with 10 grams of protein and a combination of dates, cherries and blueberries for energy from natural sugar sources. The 70-gram bar delivers energy for a workout or for the day to come. The Chocolate Berry Date bar is optimal for post-workout and for afternoon or evening use, or anytime one has the munchies. This 82-gram bar has 21 grams of protein and 13 grams of fiber to provide one’s body with comfort and cleansing after strenuous activity.

During January 2015, Lexaria conducted a study of nitric oxide levels in humans, as a biomarker for absorption of cannabidiol, with the expectation that it would provide additional evidence of the efficient absorption of cannabidiol from Lexaria food products enhanced with hemp oil, by demonstrating the elevation of nitric oxide in the human body in response to product ingestion.

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

In summary, consuming Lexaria and ViPova food products resulted in elevated levels of nitric oxide within the body. The results of the study indicated that all Lexaria and ViPova food products elicited significant increases in salivary nitric oxide, achieving levels from 110 µM to as high as 220 µM in the test subjects. The beverage products generally had faster initial responses in as little as 15 minutes after product ingestion, whereas the initial responses from the protein-energy bars required 30 minutes. The faster response time with the beverage products was to be expected, given the relative ease of digesting liquids versus solids. All products sustained their maximum levels of nitric oxide detection through to the 60-minute end-points used in the study, indicating a need for additional study to determine the length of time that nitric oxide levels remain elevated following production consumption.

The study assessed six flavors of ViPova™ tea (Yunan Black, Herbal Cherry Black, Earl Grey, Herbal Bengal Chai, Herbal Masala Chai and Decaf English Breakfast), ViPova™ Columbian Supremo Coffee, ViPova™ Hot Chocolate and Lexaria Energy Foods’ Chocolate Berry Date and Cashew Berry Date protein-energy bars.

Six healthy human subjects (3 male and 3 female) between the ages of 22 and 65 years of age were recruited for the study. Subjects were screened for cardiovascular and allergic response to hemp products, were non-smokers and did not have any history of substance or alcohol abuse. One product was studied per day across all six subjects, with each subject consuming a full product serving size. Subjects were required to refrain from eating food or using vape products for at least 12 hours before test article administration on each day of the study. Nitric oxide levels in the test subjects were assessed using a commercially available, colorimetric test kit designed to quantify systemic nitric oxide via a detectable salivary marker. Immediately before test article administration each day, all subjects were required to demonstrate a negative baseline nitric oxide saliva test. Subjects were considered to have a negative test strip reading at a level of 20 µM according to the test strip scale, and positive readings anywhere above this. Subjects performed salivary nitric oxide testing at 15, 30, 45 and 60 minutes’ post-consumption of each product. All subjects remained sedentary from baseline through to the completion of testing for each product.

On January 28, 2016, Lexaria signed a distribution agreement with Telluride Coffee Roasters, LLC.

On May 14, 2016, the Company entered into a Licensing Agreement allowing the Licensee, for a two-year period, to utilize the Company’s technology to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the Licensing Agreement to Washington, Oregon, and California. In addition to the granting of the license, the Company will provide support services to the Licensee in connection with the use of the Company’s technology during the term of the Licensing Agreement. The Licensing Agreement is the first contracted, predictable, and significant revenue stream to be achieved as a direct result of Lexaria’s technological advantage in the marketplace. Under the terms of the Licensing Agreement, the Licensee will pay a minimum of $122,000 in pre-defined staged payments to Lexaria over the initial two-year term. As per the Licensing Agreement, if the Licensee were to introduce certain product lines utilizing Lexaria’s technology in each of the four states contemplated, Lexaria could expect to receive a maximum of $1,064,000 over approximately 3.5 years, and the Licensee would enjoy semi-exclusivity to introduce its products in each of those states.

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

Competition in alternative health sectors and in consumer products in the USA is fierce. We expect to encounter competitive threats from existing participants in the sector and new entrants. Although PoViva Tea LLC has filed patent pending applications to protect intellectual property, there is no assurance that patents will be granted nor that other firms may not file superior patents pending. Food supplements, organic foods, and health food markets are all well established and our Company will face many challenges trying to enter these markets.

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

Corporate Offices

The address of our principal executive office is Suite 950, 1130 West Pender Street, Vancouver, British Columbia, V6E 4A4, for which we share 500 square feet of office space, which includes two executive offices for a monthly rental of CAD$1,150. Our telephone number is (604) 602-1675. We have another office located in Kelowna, for which we have 1,500 square feet of office space, which includes four executive offices for a monthly rate of CAD$826. Our current locations provide adequate office space for our purposes at this stage of our development.

Employees

We primarily use sub-contractors and consultants in the medical marijuana operations and alternative health products.

On November 27, 2008, we entered into a consulting agreement with CAB Financial Services Ltd., a British Columbia company. The consulting services provided by CAB Financial are on a continuing basis for a consideration of CAD$8,000 per month plus applicable taxes. CAB Financial is a consulting company controlled by our chief executive officer, Christopher Bunka. Effective December 1, 2014, the Company entered into a new consulting agreement for consulting services of $10,000 a month plus GST.

On May 12, 2009, we entered into a six-month consulting agreement with BKB Management Ltd., a British Columbia company for a consideration of CAD$4,500 per month plus applicable taxes. Effective January 1, 2011, the consideration was increased to CAD$5,500 plus applicable taxes. BKB Management is a consulting company controlled by our chief financial officer, Bal Bhullar. Effective December 1, 2014, the Company entered into a new consulting agreement for consulting services of CAD$7,500 a month plus GST. Ms. Bhullar resigned as the Company’s chief financial officer effective April 29, 2016.

On August 5, 2010 we entered into a three-month management agreement with Tom Ihrke for Mr. Ihrke to act as the senior vice-president, business development for our company for consideration of $3,125 per month. On December 2, 2010, we amended the agreement to be month-to-month. On October 3, 2011 Mr. Ihrke and our company amended the agreement whereby his title changed to manager, business development for a monthly consulting fee of $3,125. Effective January 15, 2012, the consulting agreement was decreased to $10 a month. Effective April 1, 2014, the amended consulting agreement was increased to $5,000 per month. Effective December 23, the Company entered into a new Executive Management consulting agreement for consulting services of $3,000 a month. Mr. Ihrke tendered his resignation on March 8, 2016.

On September 1, 2014, the Company entered into a contract with M&E Services Ltd.., wholly owned company by Allan Spissinger as Controller for CAD$2,500 plus GST. This contract was amended on December 1, 2014 to CAD$3,400 a month plus GST.

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015. The Company executed a twenty-four-month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has $1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract. The Company may pay Mr. Docherty a bonus from time to time, at its sole discretion. Mr. Docherty will be entitled to receive common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are:

•	Upon signing: A grant of 500,000 stock options priced one-cent above market prices at the time of award. (granted).
•	90 Days after signing: A grant of 500,000 restricted common shares (Completed - 420,000 restricted common shares issued with cash payment of $16,000).
•	Twelve months after signing: A grant of 300,000 stock options priced one-cent above market prices at the time of award (granted).
•	18 months after signing: A grant of 300,000 restricted common shares (210,000 restricted common shares issued).
•

During the first 12 months after signing; for combined Lexaria Energy and ViPova products and including all combined sales efforts, achieving non-refundable sales of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 100,000 Company shares (expired); and, after the first 12 months after signing and expiring 24 months after signing; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable sales of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 50,000 Company shares; this clause is limited to one payment per customer during the 24- month period, but payable on each customer that meets these sales thresholds;

•

During the first 12 months after signing; for combined Lexaria Energy and ViPova products and including all combined sales efforts, achieving non- refundable sales of $500,000 in any fiscal quarter would result in a restricted common share award of 200,000 Company shares (expired); and, after the first 12 months after signing and expiring 24 months after signing; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable sales of $500,000 in any fiscal quarter would result in a restricted common share award of 100,000 Company shares; this clause is limited to one payment per fiscal quarter;

•

During the time this Agreement remains in effect, for each new provisional patent application substantially devised by Mr. Docherty and successfully created, written and filed with the US Patent Office for Company-owned intellectual property, a restricted common share award of 250,000 Company shares. This clause is not limited to the frequency of payment but each patent application is to be approved by the Board of Directors of the Company, in advance. During the nine months ended May 31, 2016, the Company issued to Mr. Docherty, 210,000 restricted common shares and further accrued $4,000 combined in lieu of issuance of 250,000 restrictd common shares, as mutually agreed to between the parties.

We do not expect any material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed. However, with widespread consumer acceptance of our new products that requires more significant operations, we may retain additional employees.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

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

Revenue Recognition

Produce revenue

ViPova product and Lexaria Energy product revenues are recorded using the sales method whereby our Company recognizes product sales based on the amount of products sold to purchasers. Cost of goods sold is recognized in the same period in which the revenue is earned.

Licensing revenue

Pursuant to the license agreement for the Company’s patent pending technology, the licensee acquired territorial licenses for an upfront fee. The Company is also required to provide support services in connection with the licensees use of the technology over the term of the license. As the support services will not be sold on a stand-alone basis, the Company is unable to establish vendor-specific objective evidence of their fair value to be able to allocate the proceeds objectively to such services and the license. Accordingly, the up-front fee is being recognized ratably over the term of the license, which is initially for two years.

Convertible Debenture

The Company entered into a convertible debenture agreement on March 8, 2016 and evaluated the terms of the various conversion options to assess if separate accounting is required for such embedded features, which are adjusted to fair value through earnings at each reporting period. The Company determined that the embedded features within the debenture do not meet the net settlement provision characteristic of a derivative and as a result, did not apply the bifurcation requirements for such conversion options.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to the revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for the Company beginning September 1, 2018. The Company will apply the full retrospective approach to adopt the new standard but does not anticipate that this standard will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued new guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. Upon adoption, the Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-01 and but does not believe that it will have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis"("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this standard but does not believe that it will have a material impact on its consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU’s are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt, if any, from other assets to long-term debt on a retrospective basis. The new standard will not affect the Company’s results of operations or cash flows.

In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. ASU 2015-04 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Prospective application is required, and early adoption is permitted. The Company does not anticipate that the new guidance will have any impact on its consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out methodology. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows.

In February 2016. FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with the fair value up to the amount of taxes owed using the maximum statutory rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeiture awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as in currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact the standard will have on its consolidated financial statements.

Results of Operations – Three Months Ended May 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended May 31, 2016, which are included herein.

Our operating results for the three months ended May 31, 2016 and 2015 and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months	Change
	Ended May 31	Ended May 31	Between the
	2016	2015	Periods
	$	$	$
Sales	6,215	7,187	(972)
Cost of Goods Sold	(9,309)	(9,691)	382
General and Administrative	(261,107)	(508,504)	247,397
Net loss	(264,201)	(511,008)	246,807

Our financial statements report a net loss of $264,201 for the three-month period ended May 31, 2016 compared to a net loss of $511,008 for 2015. Our overall general and administrative costs in the three-month period ending May 31, 2016 were lower by $247,397, than the year-earlier period, which was largely due to lower advertising and promotion costs, consulting fees, and travel expenditures, as presented below. During the three-month period ended May 31, 2015, the Company was still actively involved in the Burlington joint venture, which increased the Company’s overall expenditures during that period. The Company also granted higher number of stock options resulting in higher stock-based compensation during the three-month period ended May 31, 2015. During fiscal 2016, we have successfully reduced operating costs wherever possible.

Breakdown of general and administrative categories representing significant change in costs incurred between the three months May 31, 2016 and 2015 are as follows:

	Three Months	Three Months	Change
	Ended May 31	Ended May 31	Between the
General and Administrative Categories	2016	2015	Periods
	$	$	$
Advertising and Promotions	24,471	96,841	(72,370)
Stock Based Compensation	42,305	68,061	(25,756)
Consulting Fees	127,074	210,078	(83,004)
Travel	7,776	55,081	(47,305)

Readers are cautioned that the Company is still at an early stage of its development and the revenue of $6,215 represents the start-up of our entry into a new business sector. The Company is building product sales channels initially in internet-based locations, and also through the formation and launching of a direct sales model. Initiatives are underway to increase exposure of the ViPova brand and of the Lexaria Energy brand. All of our product sales at this early stage are likely to be non-representative. Early revenue figures are not expected to be representative of longer term sales figures, and any single commercial order could be disruptive to longer term averages.

Most of the calendar year 2015 was focused on the introduction of 11 new consumer food products utilizing a novel new production and manufacturing method. The Company was concurrently focused on strengthening its intellectual property rights and expanding its area of influence on intellectual property. In comparison, the Company expects to introduce few new products going forward and does not have any current plans for new patent filings in the foreseeable future, allowing more resources of time and energy to be focused on development of sales and distribution channels. The Company has also started to license its patent pending technology, adding to its revenue streams.

Results of Operations – Nine Months Ended May 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended May 31, 2016, which are included herein.

Our operating results for the nine months ended May 31, 2016 and 2015 and the changes between those periods for the respective items are summarized as follows:

	Nine Months	Nine Months	Change
	Ended May 31	Ended May 31	Between the
	2016	2015	Periods
	$	$	$
Sales	32,156	10,070	22,086
Cost of Goods Sold	(42,929)	(11,743)	(31,186)
General and Administrative	(905,484)	(1,366,015)	460,531
Impairment	(34,246)	-	(34,246)
Income from discontinued operations	-	48,918	(48,918)
Net loss	(950,503)	(1,318,770)	368,267

Our financial statements report a net loss of $950,503 for the nine-month period ended May 31, 2016 compared to 2015 where we incurred a net loss of $1,318,770. During the nine-month period ended May 31, 2015, the Company was still active with its Burlington joint venture which resulted in higher general and administrative costs during that period, as presented below. Also during the nine-month period ended May 31, 2015, the Company recorded a one-month revenue from its oil and gas operations, before the sale of the business segment in fiscal 2015. The Company’s interest on its promissory notes and convertible debentures was higher during 2015 given significant amount of debt outstanding previously. The entire debt outstanding was repaid through the sale of the Company’s oil and gas business segment.

Non-cash stock based compensation during the nine-month period ended May 31, 2016 was significantly lower at $80,253 compared to $242,781 as a result of a higher number of stock options granted during 2015.

The lower cost incurred during the nine-month period ended May 31, 2016 was offset by an impairment charge of $34,246 due to the Company’s lower of cost or net realizable value analysis on its product inventory.

During fiscal 2016, we have sought to reduce operating costs wherever possible.

Breakdown of general and administrative categories representing significant change in costs incurred between the nine months May 31, 2016 and 2015 are as follows:

	Nine Months	Nine Months	Change
	Ended May 31	Ended May 31	Between the
General and Administrative Categories	2016	2015	Periods
	$	$	$
Stock Based Compensation	80,253	242,781	(162,528)
Consulting Fees	398,042	511,720	(113,678)
Interest on loans payable	1,125	31,544	(30,419)
Research and development	8,987	48,386	(39,399)
Rent	21,715	79,099	(57,384)

Readers are cautioned that the Company still at an early stage of its development and the revenue of $32,156 represents the start-up of its entry into a new business sector. The Company is building sales channels initially in internet-based locations, and also through the formation and launching of a direct sales model. Initiatives are underway to increase exposure of the ViPova brand and of the Lexaria Energy brand. All of our product sales at this early stage are likely to be non-representative. Early revenue figures are not expected to be representative of longer term sales figures, and any single commercial order could be disruptive to longer term averages.

Most of calendar year 2015 was focused on the introduction of 11 new consumer food products utilizing a novel new production and manufacturing method. The Company was concurrently focused on strengthening its intellectual property rights and expanding its area of influence on intellectual property. In comparison, the Company expects to introduce few new products going forward and does not have any current plans for new patent filings in the foreseeable future,, allowing more resources of time and energy to be focused on development of sales and distribution channels. The Company has also started to license its patent pending technology, adding to its revenue streams.

Liquidity and Financial Condition

	May 31	August 31
Working Capital	2016	2015
	$	$
Current assets	279,362	674,733
Current liabilities	331,536	55,125
Working capital balance (deficiency)	(52,174)	619,608

The Company’s working capital balance decreased during the nine months ended May 31, 2016 as a result of its cash spent during the period and also due to the significant accrued management fees.

	Nine Months Ended
	May 31	May 31
Cash flows	2016	2016
	$	$
Cash flows (used in) provided by operating activities	(400,089)	(920,138)
Cash flows (used in) provided by investing activities	(15,364)	680,851
Cash flows (used in) provided by financing activities	192,480	368,358
Increase (decrease) in cash and cash equivalents	(222,973)	129,071

Operating Activities

The reduction in the net cash used in operating activities during the nine months ended May 31, 2016 compared to 2015 is the result of the decreased expenditures as described above.

Investing Activities

During the nine months ended May 31, 2015, the Company received $721,806 from the sale of its oil and gas property. During the nine months ended May 31, 2016, the Company spent $12,270 (2015 - $40,955) on its patent applications.

Financing Activities

The Company raised $147,480 from private placements during the nine months ended May 31, 2016 (2015 - $467,100) and also issued convertible debentures of $45,000. During the nine months ended May 31, 2015, the Company repaid loans totaling $98,742.

Sales comparisons for the nine months ended May 31, 2016 and 2015

The Company product sales for the nine months ended May 31, 2016 amounted to $30,975 compared to $10,070 during 2015. New operational revenues from ViPova Tea LLC began in January 2015.

During the nine months ended May 31, 2016, the Company also recognized $1,181 of revenue from the Licensing Agreement entered into on May 14, 2016, being the recognition of the upfront fee ratably over the term of the Licensing Agreement. The Company received licensing fees of $10,000 during the nine months ended May 31, 2016 of which $8,819 was recorded as unearned revenue.

Item 3. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief operating and financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of May 31, 2016, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and our chief executive and chief financial officer (also our principal executive and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive and financial officer (also our principal executive and accounting officers) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our revenues now are generated from being a food sciences and products company. We should be considered to be a start-up: the revenue recognized for the nine months ended May 31, 2016 is $32,156.

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

Our failure to protect our intellectual property may have a material adverse effect on our ability to develop and commercialize our products

Because patents involve complex legal and factual questions, the issuance, scope, validity, and enforceability of patents cannot be predicted with certainty.

Some of our patent pending applications may not be granted as patents. Even if patents are issued, they may not be issued with claims of sufficient breadth to protect our nutrient infusion technology or may not provide us with competitive advantage against competititors with similar products or technologies. Issued patents may be challenged, invalidated, or cirmuvented. If patents issued to us are invalidated or found to be unenforeceable, we could lose the ability to exclude others from making, using or selling the inventions claimed. Morever, an issued patent does not give us the right to use the patented technology or commercialize a product using the technology. Third parties may have blocking patents that could be used to prevent us from developing our products, selling our products, or commercializing our nutrient infusion technology. Others may also independently develop products or technologies similar to those that we have developed or may reverse engineer or discover our trade secrets through proper means.

Enforcing a claim that a third party infringes on, has illegally obtained or is using an intellectual property right, is expensive and time-consuming and the outcome is unpredictable. In addition, enforcing such a claim could divert management’s attention from our business. If any intellectual property rights were to be infringed, disclosed to, or independently developed by a competitor, our competitive position could be harmed. Any adverse outcome of such litigation or settlement of such dispute could subject us to significant liabilities and could put one or more of our patent pending applications at risk of being invalidated.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is risk that some of our confidential information could be compromised. This disclosure could provide our competitors with access to our proprietary information and may harm our competitive position.

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

Our company has no operating history and an evolving business model. which raises doubt about our ability to achieve profitability or obtain financing.

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

  The corporation could financially undertake the opportunity;
  The opportunity is within the corporation’s line of business; and
  It would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

We currently do not have many long-term agreements with any customers. Many of our products and services may be provided on a “onetime” basis. Accordingly, we will require new customers on a continuous basis to sustain our operations.

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

Our common stock is quoted on the OTCQB electronic quotation service operated by OTC Markets Group Inc. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

Protection against environmental risks.

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

Item 6. Exhibits

Exhibit	Description
Number

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Section 302 Certification of John Docherty
31.2	Section 302 Certification of Chris Bunka
32.1	Section 906 Certification of John Docherty
32.2	Section 906 Certification of Chris Bunka

*Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated January 10, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By:	/s/ " John Docherty "
John Docherty,
President and Director
(Principal Executive Officer)
July 13, 2016

By:	/s/ " Chris Bunka "
Chris Bunka,
Chief Executive Officer, Chief Financial Officer, Chairman and Director
(Principal Executive Officer)
July 13, 2016