Form 10-K
period 2016-08-31
Lexaria Bioscience Corp.
filed 2016-11-29
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-52138

LEXARIA BIOSCIENCE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

156 Valleyview Rd, Kelowna BC Canada V1X3M4	V6E 4A4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	250-765-6424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [X]        No [   ]

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
Yes [   ]        No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 29, 2016, 2016 was $1,172,028 based on the average of the high and low bid and asked price of the Registrant’s shares of common stock on the OTC Bulletin Board or $0.09 on February 29, 2016. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
52,371,013 common shares as of November 24, 2016

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1.             Business

Forward-Looking Statements

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Lexaria Bioscience Corp., our wholly owned subsidiary, Lexaria CanPharm Corp., a Canadian corporation, and our 51% owned subsidiary PoViva Tea, LLC (“PoViva"), an entity incorporated in the state of Nevada, unless otherwise stated.

General and Historical Overview of Our Business

We were incorporated in the State of Nevada on December 9, 2004. We were an exploration and development oil and gas company engaged in the exploration for and development of petroleum and natural gas in North America from the date of incorporation until 2014. We owned various oil and gas interests in Mississippi and Oklahoma, and produced cash flow from them. At various times we issued equity to raise capital to acquire or sustain our interests and operations, and entered various debt agreements for the same reasons. In December 2014, we completed the sale of our last remaining oil and gas assets for total consideration of $1,400,000 and repaid all outstanding loans and debts associated with our tenure in the oil and gas business.

In 2014, we submitted an application to enter the legal medical marijuana business in Canada and also launched a hemp oil-based food supplement company in the USA.

We entered into a joint venture agreement with Enertopia Corp. to source opportunities in the medical marijuana business. We also entered into a separate joint venture agreement with Enertopia Corp. for a prospective medical marijuana business under the Marijuana for Medical Purposes Regulations (“MMPR”). Our company was to pay 55% of all costs to earn a 49% net ownership interest in the business and Enertopia was to pay 45% of all costs to earn a 51% ownership interest in the business. The joint venture identified a production location in Burlington, Ontario and received municipal approval for the site in July, 2014.

On June 26, 2015, we entered into a definitive agreement with Enertopia Corp. and Shaxon Enterprises Ltd. to sell our 49% interest in the Burlington Joint Venture and the MMPR application number 10MMPR0610. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. All payments made pursuant to the agreement would be divided 51% to Enertopia Corp. and 49% to our Company. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the grant of a production license for the Burlington facility.

Our food sciences activities include the development of our proprietary nutrient infusion technologies for the production of superfoods, and the production of enhanced food products under our two consumer product brands, ViPova™ and Lexaria Energy. Our patented lipid nutrient infusion technology is believed to enable higher bioavailability rates for CBD; THC; NSAIDs; Nicotine and other molecules than is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery. Lexaria has caused to be filed several patent pending applications with the US Patent Office, and also internationally under the Patent Cooperation Treaty (PCT). On October 26, 2016, the USPTO issued U.S. Patent No. 9,474,725, Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. Lexaria hopes to reduce other common but less healthy ingestion methods such as smoking as it embraces the benefits of public health.

As at August 31, 2016, we only had one reporatable segment, being the development and usage, including licensing of our proprietary nutrient infusion technology.

We maintain our registered agent's office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (755) 322-0626.

The address of our principal executive office is 156 Valleyview Rd, Kelowna BC Canada V1X3M4. We have administrative functions located in Vancouver, British Columbia and Phoenix, Arizona.

Effective at the opening of trading on October 28, 2009, our shares of common stock began trading on the Canadian Securities Exchange (formerly, Canadian National Stock Exchange) under the trading symbol “LXX”.

Our common stock is quoted on the OTC Bulletin Board under the symbol "LXRP" and on the Canadian Securities Exchange under the symbol “LXX”.

Our Current Business

Our company’s business plan is currently focused in the USA, on the introduction of hemp oil-infused food products extracted from Agricultural Hemp and on the development of strategic partnerships with licensees for our patented technology in exchange for up front and/or staged licensing fees over time. Secondarily and more generally, we continue to investigate opportunities in the US legal regulated medical marijuana sector where possible; to investigate expansions and additions to our intellectual property portfolio; and, to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. We announced issuance of our first patent by the U.S. Patent and Trademark Office (USPTO) on October 26, 2016 and we are seeking additional patent protection for what we believe to be a unique process for the nutritional delivery of certain molecules such as THC, CBD, Nicotine, NSAIDs, and Vitamins. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the past fiscal year we experienced the following significant corporate developments:

On September 16, 2015, the Company’s Board appointed Mr. Ted McKechnie as a Director of the Company. Upon Mr. McKechnie’s appointment the Company issued to him, 110,000 common shares of the Company valued at $19,000. The Company also granted 100,000 stock options to Mr. Ted McKechnie. The exercise price of the stock options is $0.17 and they expire on September 16, 2020. The number of shares and stock options were updated pursuant to the forward stock split on December 16, 2015, as described below.

On October 6, 2015 we nnounced that our Lexaria Energy10 Protein Bar would be in stock and available for sale on November 3, 2015. On November 3, 2015, the Company announced the Lexaria Energy10 Protein Bars were in stock and available for sale.

On October 8, 2015, the Company announced product updates for both coffee and hot chocolate. Lexaria had also determined that it would soon make ViPova™ and Lexaria Energy products available for sale into the United Kingdom, due to a favorable regulatory environment and to increased consumer demand. Initially, sales would be made through the online store, but it also indicated that discussions were also underway to enable local sales delivered from within the United Kingdom.

On November 17, 2015, the Company announced selling out of the Lexaria Energy Protein Bars unveiled at three investment and business trade show conferences held in Las Vegas.

On November 18, 2015, the Company announced its Board of Directors approved a forward stock split of 1.1 new shares for every existing common share held. Upon effect of the forward stock split our authorized capital increased to 220,000,000 shares of common stock, par value $0.001 and our issued and outstanding shares increased from 39,952,984 to 43,948,282 shares of common stock, with a par value of $0.001. The reverse stock split was reviewed by the Financial Industry Regulatory Authority ("FINRA") and the Canadian Securities Exchange ("CSE") and was approved for filing with an effective date of December 16, 2015. The forward split became effective with the OTC Markets at the opening of trading on December 16, 205 under the symbol “LXRPD”. The "D" was placed on our ticker symbol for 20 business days and subsequently removed. Our new CUSIP number is 52886N307.

On December 10, 2015, Lexaria closed a private placement by issuing 550,000 units at a price of $0.18 per unit for gross proceeds of $90,000. Each unit consisted of one common share of the Company and one-half, transferable share purchase warrant. Each full warrant is exercisable into one further share at a price of $0.30 per share for a period of 24 months following closing. A cash finders’ fee for $2,520 was paid to Leede Financial Markets Ltd.; and 14,000 broker warrants with an exercise price of $0.30 for a period of 24 months were also issued to Leede Financial Markets Ltd. The number of common shares and share purchase warrants was updated as a result of the forward stock split on December 16, 2015.

On December 14, 2015, Lexaria signed an Investor Relations contract with Radius Consulting Inc. for a 45-day term. Radius received $2,500 and 50,000 common shares valued at $9,500. Such common shares were adjusted for the forward stock split closing on December 16, 2015.

On January 13, 2016, the Company announced it has commissioned a study of nitric oxide levels in humans, as a biomarker for absorption of cannabidiol.

On January 15, 2016, the Company announced BUYINS.NET was consulting to Lexaria Corp to Surveil Short Sellers and Market Makers.

On January 20, 2016, the Company announced study data from human subjects demonstrating significant elevation of systemic nitric oxide levels as a surrogate biomarker for cannabidiol (CBD) bioabsorption.

On January 28, 2016, the Company announced it signed a distribution agreement with Telluride Coffee.

On February 19, 2016, the Company announced Lexaria would be proceeding with a name change at its Annual General Meeting expected to be held March 23, 2016; the Company proposed to change its name to Lexaria Bioscience Corp.

On March 8, 2016, the Company announced the resignation of Thomas Ihrke as VP of US Operations of Lexaria Corp.

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

On April 15, 2016, pursuant to the consulting agreement with Mr. John Docherty, the Company issued 210,000 common shares for services rendered as the President of the Company. We also issued 300,000 stock options, expiring on April 15, 2021, with an exercise price of $0.11 per share, to Mr. Docherty, and agreed to pay him cash compensation of US$4,000.

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

On May 14, 2016, the Company entered into a licensing agreement with an arm’s length party allowing the licensee, for a two-year period, to utilize the Company’s technology to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the licensing agreement to Washington, Oregon, and California. In addition to the granting of the license, the Company is required to provide support services to the licensee in connection with the use of the Company’s technology during the term of the licensing agreement. The licensing agreement was the first contracted, predictable, and significant revenue stream to be achieved as a direct result of Lexaria’s technological advantage in the marketplace. Under the terms of the licensing agreement, the licensee would pay a minimum of $122,000 in pre-defined staged payments to Lexaria over the initial two-year term. As per the licensing agreement, if the licensee were to introduce certain product lines utilizing Lexaria’s technology in each of the four states contemplated, Lexaria could expect to receive a maximum of $1,064,000 over approximately 3.5 years, and the licensee would enjoy semi-exclusivity to introduce its products in each of those states.

On June 6, 2016, the Company issued 25,000 stock options to a consultant of the Company vesting immediately, with an exercise price of $0.14 per share and expiring on June 3, 2021.

On June 6, 2016, the Company engaged the marketing and investor relations services of Frontier Merchant Capital Group (“Frontier”) for a period of one year. Lexaria will pay CAD$6,000 per month and issued 300,000 stock options with an exercise price of $0.14, vesting immediately, for this 12-month period.

On June 6, 2016, a Company closed a private placement of 700,000 units priced at $0.11 per unit for gross proceeds of $77,000. Each unit consists of one common share of the Company and one-half of a non-transferrable share purchase warrant, with each warrant entitling the holder to purchase one additional common share of the Company for a period of three years, at a purchase price of $0.14 per share.

Effective July 1, 2016, the Company agreed to pay a monthly stipend of US$4,000 to Director Ted McKechnie to reflect his commitment to the Company.

On July 12, 2016, the Company announced that it received a Notice of Allowance from the USPTO for one of its patent applications. The Notice of Allowance concluded the substantive examination of US Patent Application Serial No. 14/735,844 by the USPTO and indicated that issuance of a US patent would follow after remaining administrative processes were completed.

On July 21, 2016, the Company announced it entered into two agreements; first with PPMT Strategic Group, Inc, a strategic consulting group, with capabilities that include, Mergers & Acquisitions advisory services, Sales and Marketing, Industry Partnering, Compliance and Executive CFO services, the second with Terra Nova Capital Partners, Inc, a boutique investment and merchant banking firm. PPMT received 250,000 restricted common shares as initial payment under the agreement. PPMT will receive 250,000 warrants to purchase common shares each month until the end of the agreement, with a fixed floor price and otherwise subject to normal regulatory conditions.

On July 25, 2016, the Company announced it entered into a $50,000 loan agreement for 15 months, with an interest-free holiday for the first 3 months; if the loan is repaid within 3 months no interest will be due. For the final 12 months of the term, Lexaria will pay 8% simple interest. This secured loan is not convertible. The loan is provided by CAB Financial Services Ltd, which is a private holding company wholly-owned by the CEO of the Company.

On August 10, 2016, the Company announced it entered a letter of intent (LOI) to license its proprietary technology to CBDM LLC for the development and sale of a range of marijuana oil infused products in a potentially national-scale roll-out to Indian reservations across America and certain other U.S. territories.

On August 11, 2016, the Company announced it closed a private placement equity financing for 1,558,525 equity units priced at $0.06; each equity unit consisting of one common share of the Company and one non-transferable share purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company for a period of two years from the date of issuance, at a purchase price of US$0.14; in order to raise gross proceeds of $93,512. The Company also announced an enhanced marketing services agreement with Frontier Merchant Captial Group at a cost of US$35,932

On August 31, 2016, the Company announced it has entered a new letter of intent (LOI) to license its proprietary absorption and palatability enhancing technology for cannabinoids and other bioactive substances. The potential licensee is one of America’s most respected and well-known brands in the cannabis infused products market, active in California and other U.S. states. The identity of the potential licensee will remain undisclosed pending further developments.

On August 31, 2016, the Company announced it has closed a private placement equity financing for 3,266,666 equity units priced at $0.06; each equity unit consisting of one common share of the Company and one non-transferable share purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company for a period of two years from the date of issuance, at a purchase price of $0.14 per share; in order to raise gross proceeds of $196,000, of which $93,500 was collected during September and October 2016. Placement fees of $1,200 were paid and 50,000 broker warrants issued in connection with this tranche of the private placement.

We experienced the following significant corporate developments subsequent to August 31, 2016

On September 8th, 2016, the Company announced signing new definitive technology licensing and private label agreements. Lexaria will earn a pre-defined premium to costs on all raw ingredient sourcing and manufacturing, and will further earn a pre-defined royalty rate on all gross product sales revenues earned by Care Limited. The agreement is for an initial term of 5 years.

On October 11, 2016, the Company granted 250,000 stock options to a consultant with a strike price of $0.14 per share, and expiry term of two years.

On October 11, 2016, pursuant to its agreement with Docherty Management Ltd., the Company issued 252,000 restricted common shares and cash compensation of $6,240.

On October 11, 2016, the Company issued 750,000 warrants with an exercise price of $0.14 per share and valid for five years, in return for consulting services provided in August, September, and October.

On October 11, 2016, the Company reached an agreement with a director to settle the outstanding amount pursuant to a marketing agreement with him, through issuance of common shares of the Company. To settle the outstanding amount of $16,000 for four months to October 31, 2016, the Company issued 114,286 shares of its common stock at a value of $0.14 per share.

On October 16, 2016, the Company received $12,500 from exercise of 55,000 stock options.

On October 26, 2016, the Company announced the USPTO issued U.S. Patent No. 9,474,725, Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products.

On November 1, 2016, the Company issued 56,250 shares of its common stock in settlement of $9,000, recognized within accounts payable and accrued liabilities as at August 31, 2016.

On November 1, 2016, the Company received $37,505 from exercise of 165,000 share purchase warrants.

On November 16, 2016, the Company received $50,003 from exercise of 220,000 share purchase warrants.

On November 21, 2016, the Company received $50,000 from exercise of 220,000 share purchase warrants.

On November 22, 2016, the Company signed a Memorandum of Understanding with NeutrisSci International Inc. (“Neutrisci”) for forming a 50/50 joint venture to develop, produce, and sell a line of healthy edible cannabinoid products using Lexaria’s patented technology and Neutrisci’s proprietary pterostilbene tablet formula and international distribution network. The joint venture expects to commercialize any newly created cannabinoid edible products through distribution programs and existing strategic partners.

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

In the production of the products, for each batch of hemp oil purchased as a raw material to be used in ViPova™ -branded products, we assess if the product inputs and the completed products comply with all applicable food and drug laws, and that the inputs and the finished products meet all applicable legal and quality standards including and as it relates to hemp oil content; THC content; molds and mildews; heavy metals; and may measure additional components.

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

Status of operations

More than 150 million Americans drink tea every day, amounting to some 79 billion servings of tea in America every year. Our launch of ViPova™ Tea brand is meant to tap into this existing demand. Part of our corporate strategy is to build national brands through products that large groups of potential customers are already familiar and comfortable with.

PoViva Tea LLC has filed patents pending to bind active hemp oil ingredients with a lipid, potentially allowing for more efficient and comforting delivery of the CBD.

We began producing cash flows from our products in January 2015; focused on the immediate opportunities in the CBD-sectors derived from hemp oil that is federally legal. Cannabinoids have been found by many researchers to have antioxidant properties and Lexaria plans to use the patented process it has acquired with ViPova™ teas, to infuse CBD’s into a number of popular food and beverages.

Lexaria has launched a line of premium products, always relying on our patented hemp oil-infusion process, to bring hemp oil into the mainstream. Because hemp oil does not have psychoactive properties we expect our products to appeal to the widest possible customer base. Initially we will focus our sales efforts across the continental USA. Some studies have found that 3% of the Canadian population regularly consumes hemp food products, while 1% of the American population regularly consumes hemp food products. We believe the consumption of hemp based food products offers exceptional growth possibilities.

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

Lexaria commissioned three new websites in 2015 – one for ViPova™ -branded food products, another for a new Lexaria corporate website, and a third for Lexaria Energy branded food products - which were completed throughout 2015. All the sites are in operation and the two food products websites allow customers to place orders and interact with normal e-commerce capabilities. The majority of our product sales have taken place through these websites. A contracted national distribution center ensures rapid and accurate fulfillment of all orders. A 1-800 ordering center has also been placed into operation.

Lexaria is in the process of launching the “Lexaria Energy” brand that is 100% owned by the Company. Under this brand, the Company plans to develop hemp oil-infused food products for people with active lifestyles, such as protein bars, protein shakes and other similar products. A protein bar has gone into production and is available for sale under two different recipes and flavors. The Lexaria Energy brand utilizes the same patented infusion process across its product line.

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

On October 26, 2016, the USPTO issued U.S Patent No. 9474725, Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to our method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. This is the Company’s first patent granted and has a publish date of October 27, 2016 and protects our technology for twenty year.

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

On August 24, 2015, the Company announced potential industry-changing achievements in enhanced gastro-intestinal absorption of cannabidiol (CBD) utilizing Lexaria’s patented technology. The third-party testing was conducted in two phases of in vitro tests beginning in June and completed in August, 2015.

The independent laboratory results delivered average CBD permeability of 499% of baseline permeability, compared to CBD permeability without Lexaria’s technology. These results exceed Company expectations. This was assessed in a strictly controlled, in vitro experiment using a human intestinal tissue model. Samples of Lexaria’s commercially available CBD-fortified ViPova™ black tea were administered in the model compared with concentration-matched CBD control preparations that lacked Lexaria’s patented formulation and process enhancements. Lexaria believes that its in vitro findings provide compelling evidence of the intestinal absorption enhancing capabilities of its technology, based on which it is exploring opportunities to progress to more advanced, follow-on bioavailability testing in animals.

The tests also showed 325% of baseline gastro-intestinal permeability of CBD comparing Lexaria’s CBD-fortified ViPova™ black tea to a second control of CBD and black tea combined, without Lexaria’s patented formulation enhancements. This confirmed that the specialized processing undertaken by Lexaria during its manufacturing process together with its formulation enhancements, does indeed significantly improve absorption levels.

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

The study data from human subjects demonstrated significant elevation of systemic nitric oxide levels as a surrogate biomarker for cannabidiol (CBD) bioabsorption in response to ingestion of Lexaria's products. This provided clinical support for the CBD bioavailability enhancing properties of Lexaria's patented technology, on the premise that bioavailable CBD is known to elevate levels of the endocannabinoid anandamide in the human body which, in turn, stimulates release of nitric oxide in the vascular system.

In summary, consuming Lexaria and ViPova™ food products resulted in elevated levels of nitric oxide within the body. The results of the study indicated that all Lexaria and ViPova™ food products elicited significant increases in salivary nitric oxide, achieving levels from 110 µM to as high as 220 µM in the test subjects. The beverage products generally had faster initial responses in as little as 15 minutes after product ingestion, whereas the initial responses from the protein-energy bars required 30 minutes. The faster response time with the beverage products was to be expected, given the relative ease of digesting liquids versus solids. All products sustained their maximum levels of nitric oxide detection through to the 60-minute end-points used in the study, indicating a need for additional study to determine the length of time that nitric oxide levels remain elevated following production consumption.

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

Lexaria’s patented technology may also have application in completely separate sectors such as vitamins, non-steroidal anti-inflammatories, and nicotine. We have no products nor operations in any of these sectors today. If we enter any of these sectors at any time, we will be exposed to and of necessity will have to comply with, all local, state and federal regulations in each of those sectors. As a result of the possibility of Lexaria being involved in a number of disparate business sectors, compliance with government regulations could require significant resources and expertise from our company.

Our Planned Medical Marijuana Production Operations

On June 7, 2013 the Government of Canada implemented then-new legislation, the Marijuana for Medical Purposes Regulations (MMPR), concerning the production and sale of medical marijuana. The MMPR permited the licensing of commercial growers beginning April 1, 2014, while eliminating existing regulations permitting the production of medical marijuana on a personal-use basis. The revised regulations created conditions for a commercial industry in Canada that is responsible for medical marijuana production and distribution, by eliminating small-scale, personal-use production. Commercial growers are now able to submit applications to Health Canada for the production of medical marijuana and, if licensed, supply patients who qualify for the product at a price that would be established by market forces and at the discretion of producers. As of November 2016, 36 producers have become licensed under the latest versions of Canadian regulations.

On June 26, 2015, we entered into a share purchase agreement with Shaxon Enterprises Ltd. and Enertopia Corp. to sell our 49% interest in our Burlington, Ontario medical marijuana project application, including the MMPR application (no. 10MMPR0610) for our proposed production facility. The Burlington MMPR license application has continued in the application process under new ownership. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split 51% to Enertopia and 49% to our Company. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the grant of a production license for the Burlington facility and at this time believe it may be unlikely to be awarded.

Since June 12, 2015 the Company has had no direct involvement or ownership interest in any active or prospective operations or permit applications under the MMPR. We have no further plans at ths time to apply for a license in any jurisdiction for the production or sale of legal medical marijuana.

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

The Use of Marijuana for Medical Purposes (source Cantech Letter: Canada’s Medical Marijuana Industry: A Top Down Look)

The marijuana or cannabis plant, aka cannabis sativa, contains more than 80 cannabinoids, a group of chemical compounds which includes delta 9-tetrahydrocannabinol (THC) and cannabidiol (CBD). Research has shown that THC and CBD influence different regions of the central nervous system and have different effects on cannabis users [Borgwardt, Biol Psychiatry, 2008]. Most of the psychoactive effects associated with the use of cannabis are caused by THC, whereas CBD has been shown to have anti-anxiety, anti-nausea, anti-inflammatory, and anti-psychotic effects [Bergamaschi, Curr Drug Saf., 2011; Niesink, Front Psychiatry, 2013]. Cannabis smoking often leads to adverse effects such as increases and fluctuations in heart rate and blood pressure, euphoria, anxiety, and impairment of cognition and memory. Cannabis also contains a similar array of detrimental and carcinogenic compounds compared to cigarette smoke, some of which are present even at higher concentrations [Leung, J Am Board Fam Med, 2011].

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

Current Status of our Previous Medical Marijuana Business

Following the announcement of the MMPR in June, 2013, our management began identifying and evaluating opportunities for entry into the medical marijuana industry in Canada. We do not currently have any direct involvement in marijuana related activities in the United States or Canada.

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

Marijuana Production in the United States

In the United States it is still illegal under federal law to grow, cultivate and sell medical or adult use marijuana. However more than twenty-five states have approved medical marijuana for use and at least eight states have approved adult use regulations. The United States Federal government justice department has released memos that will respect the individual states where strict guidelines are followed and enforced so that the health, safety and security are protected at all times by state authorities. If the individual state framework fails to protect the public the Federal government will act in enforcing the controlled substances act of 1970 and the DEA will enforce the federal law.

As at the date of document, our company has not entered into any prospective or definitive arrangements to produce or distribute marijuana products in the United States and has no intention of engaging in such marijuana related activities in the United States. However, our company continually reviews opportunities and monitors legal and regulatory developments related the medical marijuana sector in both Canada and the United States. We anticipate that we will re-evaluate our participation in the United States medical marijuana sector in the event that medical marijuana production becomes federally sanctioned and, in the meantime, we plan to limit our foray into the marijuana industry to only out-licensing of our technology to licensed producers.

On November 8 2016 referendums held in various US states increased those areas in the USA where either medical or recreational use marijuana was state-legal. More than 50% of the US population now lives in a state where either medical or recreational marijuana use is permitted by state law, although it is still banned by US federal laws.

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
  90 Days after signing: A grant of 500,000 restricted common shares (Completed - 420,000 restricted common shares issued with cash payment of $16,000, as mutually agreed to between the parties).

  Twelve months after signing: A grant of 300,000 stock options priced one-cent above market prices at the time of award (granted).
  18 months after signing: A grant of 300,000 restricted common shares (252,000 restricted common shares issued in October 2016 with cash payment of $6,240, as mutually agreed to between the parties).
  During the first 12 months after signing; for combined Lexaria Energy and ViPova™ products and including all combined sales efforts, achieving non-refundable sales of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 100,000 Company shares (expired); and, after the first 12 months after signing and expiring 24 months after signing; for combined Lexaria Energy and ViPova™ products and including all sales efforts, achieving non-refundable sales of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 50,000 Company shares; this clause is limited to one payment per customer during the 24-month period, but payable on each customer that meets these sales thresholds;
  During the first 12 months after signing; for combined Lexaria Energy and ViPova™ products and including all combined sales efforts, achieving non- refundable sales of $500,000 in any fiscal quarter would result in a restricted common share award of 200,000 Company shares (expired); and, after the first 12 months after signing and expiring 24 months after signing; for combined Lexaria Energy and ViPova™ products and including all sales efforts, achieving non-refundable sales of $500,000 in any fiscal quarter would result in a restricted common share award of 100,000 Company shares; this clause is limited to one payment per fiscal quarter;
  During the time this Agreement remains in effect, for each new provisional patent application substantially devised by Mr. Docherty and successfully created, written and filed with the US Patent Office for Company-owned intellectual property, a restricted common share award of 250,000 Company shares. This clause is not limited to the frequency of payment but each patent application is to be approved by the Board of Directors of the Company, in advance. During the year ended August 31, 2016, the Company issued to Mr. Docherty, 210,000 restricted common shares and further accrued $4,000 combined in lieu of issuance of 250,000 restricted common shares, as mutually agreed to between the parties.

We do not expect any material changes in the number of employees over the next 12 month period although individual personnel changes and fluctuations should always be expected. We do and will continue to outsource contract employment as needed. However, with product advancement or retial acceptance of our new products, we may need to retain additional employees particularly in the fields of product manufacturing and development, and in sales and distribution. It is not possible to accurately project potential needs into the future based on circumstances that may or may not occur.

Research and Development

We have incurred $9,024 in research and development expenditures over the last fiscal year. Subject to successful financing efforts, we expect to conduct additional research and development, and conduct additional scientific testing, in the upcoming fiscal year. Exact programs remain undefined at this time and will be tightly related to our financial ability to undertake such steps.

However our plans include in vitro absorption tests of our patented technology of molecules such as Vitamin E; Ibuprofen; Nicotine; and, THC. We also hope to conduct our first ever in vivo absorption tests on CBD and on THC, all curing the upcoming fiscal year if budgets allow. Depending on how many of these tests we undertake, we could require budgets of as much as $500,000, or as little as $35,000, to do so.

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

Our revenues now are generated from being a food sciences and products company. We should be considered to be a start-up: the revenue recognized for the year ended August 31, 2016 was $40,718.

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

Our independent certified public accounting firm, in the notes to the audited financial statements for the year ended August 31, 2016 states that there is a substantial doubt that we will be able to continue as a going concern.

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

Item 2.             Properties

Executive Offices

The address of our principal executive office is 156 Valleyvie Road, Kelowna BC Canada V1X3M4, where we share ~1,200 square feet of office space, which includes several office for a monthly rental of CAD$826. Our telephone number is (250) 765 6424. We have an additional administrative office space in Langley British Columbia and Phoenix Arizona at nominal costs. Our current locations provide adequate office space for our purposes at this stage of our development.

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

On November 12, 2014, the Company has signed an agreement with PoViva and acquired 51% of PoViva with an initial consideration of $50,000. Lexaria serves as the Manager of Business Operations of PoViva’s Teas. As Manager, Lexaria oversees most aspects of the business including, but not limited to, Accounting, Marketing, Capital Investment, Capital Raising,Sales, Branding, Advertising and Fulfillment. The Founders served until 2015 as Production Manager and were responsible for all aspects of production, product quality, licensing, testing, and product legality. It is also expected that both parties to this Agreement will assist the other to fulfill their obligations as needed and the cost of business will be borne by revenues earned by the company and general corporate funds

On June 26, 2015, we entered into a definitive agreement with our joint venture partner Enertopia Corp., and Shaxon Enterprises Ltd. to sell our 49% interest in the Burlington Joint Venture and the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. All payments made pursuant to the Definitive Agreement would be divided 51% to Enertopia Corp. and 40% to our Company. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the grant of a production license for the Burlington facility.

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

Item 4.             Mine Safety Disclosures

None.

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “LXRP.” Our common shares are also quoted on the Canadian Securities Exchange under the symbol “LXX”. The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares as quoted on the Over-the-Counter Bulletin Board based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2013	$0.10	$0.0413
January 31, 2014	$0.074	$0.0325
April 30, 2014	$0.785	$0.042
July 31, 2014	$0.434	$0.14
August 31, 2014	$0.14	$0.102
November 30, 2014	$0.12	$0.04
Feb 28, 2015	$0.12	$0.07
May 31, 2015	$0.225	$0.076
August 31, 2015	$0.27	$0.13
November 30, 2015	$0.235	$0.111
Feb 28, 2016	$0.28	$0.08
May 31, 2016	$0.169	$0.08
August 31, 2016	$0.154	$0.08
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark- up, mark-down or commission, and may not represent actual transactions.

As of November 24, 2016, there were 58 holders of record of our common stock. As of such date, 52,371,013 shares of common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

Other than set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2016.

On September 16, 2015, the Company’s Board appointed Mr. Ted McKechnie as a Director of the Company. Upon Mr. McKechnie’s appointment the Company issued to him, 100,000 common shares of the Company valued at $19,000. The Company also granted 100,000 stock options to Mr. Ted McKechnie. The exercise price of the stock options is $0.19 and they expire on September 16, 2020. The number of common shares and stock options were updated pursuant to forward stock split on December 16, 2015, described below.

On November 18, 2015, the Company announced its Board of Directors approved a forward stock split of 1.1 new shares for every existing common share held. Upon effect of the forward stock split our authorized capital increased to 220,000,000 shares of common stock, par value $0.001 and our issued and outstanding shares increased from 39,952,984 to 43,948,282 shares of common stock, with a par value of $0.001. The reverse stock split was reviewed by the Financial Industry Regulatory Authority ("FINRA") and the Canadian Securities Exchange and was approved for filing with an effective date of December 16, 2015. The forward split became effective with the OTC Markets at the opening of trading on December 16, 205 under the symbol “LXRPD”. The "D" was placed on our ticker symbol for 20 business days and subsequently removed. Our new CUSIP number is 52886N307.

On December 10, 2015, Lexaria closed a private placement by issuing 500,000 units at a price of $0.18 per unit for gross proceeds of $90,000. Each unit consisted of one common share of the Company and one-half, transferable share purchase warrant. Each full warrant is exercisable into one further share at a price of $0.30 per share for a period of 24 months following closing. A cash finders’ fee for $2,520 was paid to Leede Financial Markets Ltd.; and 14,000 broker warrants with an exercise price of $0.30 for a period of 24 months were also issued to Leede Financial Markets Ltd. The number of common shares and share purchase warrants was updated as a result of the forward stock split on December 16, 2015.

On December 14, 2015, Lexaria signed an Investor Relations contract with Radius Consulting Inc. for a 45-day term. Radius received $2,500 and 50,000 common shares valued at $9,500. Such common shares were adjusted for the forward stock split closing on December 16, 2015.

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

On April 15, 2016, pursuant to the consulting agreement with Mr. John Docherty, the Company issued 210,000 common shares for services rendered as the President of the Company. We also issued 300,000 stock options, expiring on April 15, 2021, with an exercise price of $0.11 per share, to Mr. Docherty, and agreed to pay him cash compensation of US$4,000.

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

On June 6, 2016, the Company issued 25,000 stock options to a consultant of the Company vesting immediately, with an exercise price of $0.14 per share and expiring on June 3, 2021.

On June 6, 2016, the Company engaged the marketing and investor relations services of Frontier Merchant Capital Group (“Frontier”) for a period of one year. Lexaria issued 300,000 stock options with an exercise price of $0.14, vesting immediately, for this 12-month period.

On June 6, 2016, a Company closed a private placement of 700,000 units priced at $0.11 per unit for gross proceeds of $77,000. Each unit consists of one common share of the Company and one-half of a non-transferrable share purchase warrant, with each warrant entitling the holder to purchase one additional common share of the Company for a period of three years, at a purchase price of $0.14 per share.

On July 21, 2016, the Company announced it entered into two agreements; first with PPMT Strategic Group, Inc, a strategic consulting group, with capabilities that include, Mergers & Acquisitions advisory services, Sales and Marketing, Industry Partnering, Compliance and Executive CFO services, the second with Terra Nova Capital Partners, Inc, a boutique investment and merchant banking firm. The Company issued to PPMT 250,000 restricted common shares as initial payment under the agreement. PPMT will receive 250,000 warrants to purchase common shares each month until the end of the agreement, with a fixed floor price and otherwise subject to normal regulatory conditions.

On July 25, 2016, the Company announced it entered into a $50,000 loan agreement for 15 months, with an interest-free holiday for the first 3 months; if the loan is repaid within 3 months no interest will be due. For the final 12 months of the term, Lexaria will pay 8% simple interest. This secured loan is not convertible. The loan is provided by CAB Financial Services Ltd, which is a private holding company wholly-owned by the CEO of the Company.

On August 11, 2016, the Company announced it closed a private placement equity financing for 1,558,525 equity units priced at $0.06; each equity unit consisting of one common share of the Company and one non-transferable share purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company for a period of two years from the date of issuance, at a purchase price of $0.14; in order to raise gross proceeds of $93,512.

On August 31, 2016, the Company announced it has closed a private placement equity financing for 3,266,666 equity units priced at $0.06; each equity unit consisting of one common share of the Company and one non-transferable share purchase warrant, each warrant entitling the holder to purchase one additional common share of the Company for a period of two years from the date of issuance, at a purchase price of $0.14; in order to raise gross proceeds of $196,000, of which $93,500 was collected during Septembe and October 2016. Placement fees of $1,200 were paid and 50,000 broker warrants issued in connection with this tranche of the private placement.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Equity compensation plans approved byshareholders:
2007 Equity compensation plan	Nil	Nil	550,000
2010 Equity compensation plan	247,500	$0.10	1,732,500
2014 Stock Option Plan approved by security holders	3,237,500	$0.14	612,500
Total	3,485,000	$0.14	2,895,000

Convertible Securities

As of August 31, 2016, we had outstanding options to purchase 3,485,000 shares of our common stock exercisable between prices of $0.10 and $0.25. In December 2015 we experienced a 1.1 for 1.0 forward stock split that adjusted quantities and strike prices of all previously granted options. Those adjustments are reflected herein.

On September 16, 2015, the Company granted 110,000 stock options to a Director of the Company. The exercise price is $0.17, vested immediately, and expiring on September 16, 2020.

On April 15, 2016, the Company granted 300,000 stock options to a Officer of the Company. The exercise price is $0.11, vested immediately, and expiring on April 15, 2021.

On June 3, 2016, the Company granted 300,000 stock options to a consultant to the Company. The exercise price is $0.14, vested immediately, and expiring on June 3, 2021.

On June 3, 2016, the Company granted 25,000 stock options to a consultant to the Company. The exercise price is $0.14, vested immediately, and expiring on June 3, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2016.

Item 6.             Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period (beginning September 1, 2016), we intend to:

  continue sales and marketing efforts for ViPova™ , Lexaria and new product lines identify and secure sources of equity and/or debt financing for patent applications;
  identify and secure sources of equity and/or debt financing for additional line of products for health and wellness;
  identify and secure sources of equity and/or debt financing for research and development

Our plans are dependent upon our ability to obtain sufficient capital to execute and during the previous year we did not raise sufficient capital to fulfill all our plans. Without sufficient capital, our plans will change, and could change materially. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2016

Expense	Amount	Estimated
	($)	Completion/Due
		Date

Research and Development of additional products	70,000	12 months

Patent applications and trademark	150,000	30 months

Marketing and Sales	200,000	12 months

Consulting Fees (~50% is officers and directors)	900,000	12 months

Professional fees	160,000	12 months

Rent	20,000	12 months

Other general administrative expenses (including travel, insurance, conferences, and fees)	240,000	12 months

Interest Expense	10,000	12 months

Total	1,750,000

12 Month Outlook for Current Product Line, Product Development & Design, Patents

As at August 31, 2016, we had a working capital surplus of $76,285 and cash on hand of $93,409. We therefore estimate that we will be required to raise approximately $1,600,000 in cash to finance our planned expenditures for the 12 months beginning September 1, 2016. In the uncertain event that we are unable to raise sufficient funds to execute our current business plan, or in the uncertain event that all of our debt obligations become due, we will be required to scale back our operations to prioritize immediate and necessary expenses. These necessary expenses include professional fees and general and administrative expenses necessary to satisfy our public reporting requirements.

Our business strategy involves several elements. We intend to prioritize our revenue generating efforts in 2016/17 on technology licensing, with a secondary focus on our consumer food products enriched with full spectrum hemp oil.

Our patented technology was developed to aid absorption and bioavailability of certain “payload” molecules, including cannabinoids such as cannabidiol (CBD) and tetrahydrocannabinol (THC). CBD is not psychoactive and may have desirable qualities, and is found in plant species such as hemp, cannabis, and Echinacea. Our technology appears to improve absorption and bioavailability of CBD into human epi-intestinal cells. We are developing a line of food products fortified with full spectrum hemp oil that contains cannabinoids such as CBD, but contains less than 0.3% THC. Because of the low amounts of THC, and because the hemp oil is derived from legally imported hemp, the products are legal under Federal law.

We first began selling trial amounts of ViPova™ branded black tea fortified with hemp oil and utilizing our technology, in January 2015. In August 2015 we added six new flavors of tea to expand the brand’s reach.

We also began offering our first coffee and hot chocolate also fortified with full spectrum hemp oil, and also under the ViPova™ brand. Together, tea, coffee and hot chocolate comprise all our product offerings under the ViPova™ brand, despite modest changes to flavors or perhaps packaging, etc. Offering a variety of self-made beverages to the consumers helps us to establish the ViPova™ brand and may also help us to develop relationships with retail distributors who are less likely to place orders from manufacturers that can only offer a single product.

Generating meaningful revenue from product sales will be challenging and will rely in part on our ability to achieve widespread retail distribution access. We are also investigating the possibility of generating sales from international markets, in those locations where hemp oil fortified foods are permissible by law.

ViPova™ branded products are owned by our 51%-owned Poviva Tea LLC subsidiary.

While the ViPova™ line is focused on a “coffee house” experience, the “Lexaria Energy” line is focused on athletic performance and active lifestyle needs. The first Lexaria Energy product is believed to be unique or nearly so: a protein energy bar utilizing our technology to fortify with full spectrum hemp oil. We first offered the Lexaria Energy Bar for sale in November, 2015.

Lexaria Energy branded products are owned 100% by Lexaria Corp.

A manufacturing facility was contracted to produce the bar in 2015. The Lexaria Energy Bar was manufactured with two slightly different recipes, each of which relies exclusively or almost exclusively on sugars derived from natural fruits and berries; each of which is gluten free and contains no artificial sweeteners, flavors, colors, or preservatives. One recipe delivered more protein and fiberper serving while the other recipe delivers proportionately more carbohydrates as an energy enhancement. Recipes have evolved and at the time of this report the Company had no inventories of protein bars to be offered for sales, and was negotiating for a suitable 2016/17 manufacturing facility and prices.

Our strategy was to encourage online sales via a dedicated website, and also to encourage fitness enthusiasts to become aware of the Lexaria Energy Bars at fitness clubs and gyms, which they are likely to frequent. We did pursue traditional grocery store, convenience store, and roadside store distribution channels in 2016 with some success but limited due to our lack of an established distribution system.

It is our intention, subject to sufficient funding being available, to develop additional fitness-style products in 2017 under the Lexaria Energy brand, such as protein powders for shakes or smoothies, and protein energy drinks. We are also pursuing other product development and expect to launch new products.

We believe the range of products available and under development are sufficient to prepare for revenue growth and potentially profitable long term operations if we are able to generate sufficient consumer demand and obtain sufficiently widespread retail distribution locations.

Meanwhile our business strategy contains a second element that involves the further development and licensing of our intellectual property of molecule delivery that enhances bioactivity or absorption.

At this time we are not planning to offer for sale any products containing THC in quantities higher than 0.3%. However we envision licensing our technology to companies legally licensed to offer THC products in the states or jurisdictions where they do business. (We also plan to license our technology to other companies for the delivery of molecules other than THC or cannabinoids.) We will attempt to communicate the benefits of our technology to potential licensing partners, i.e. with higher absorption levels a manufacturer could infuse smaller amounts of active molecules into a product, thus reducing their manufacturing input costs. We believe this to a meaningful competitive advantage that may lead to the potential to generate licensing revenue, and will pursue these opportunities within the THC market both within the USA and also internationally, in those locations where it is legal and regulated by government.

We would not ourselves be selling any THC products – we would only be licensing technology to already-licensed participants in valid jurisdictions. We expect a low number of licensees initially and currently have agreements with two such licensees and additional letter of intents.

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

We will pursue technology licensing opportunities as a method of generating highly profitable revenue streams over long periods of time. In addition, while one of our patent applications has been granted by the USPTO, our remaining patent applications have not yet been granted. It is not possible to forecast with certainty when, or if, our remaining patent pendings will become granted patents. But if our remaining patent applications do become granted patents, our ability to generate meaningful license revenue from our intellectual property may increase in a very short period of time.

We will continue to pursue our remaining patents pending as vigorously as we are able, since the successful granting of more of those applications could lead to material increases in shareholder value.

Results of Operations for our Year Ended August 31, 2016 and August 31, 2015

Our net loss and comprehensive loss for the year ended August 31, 2016, for the year ended August 31, 2015 and the changes between those periods for the respective items are summarized as follows:

	Year Ended	Year Ended
	August 31,	August 31,
	2016	2015	Change
	$	$	$
Revenue	40,718	14,702	26,016
General and administrative	1,272,352	1,968,089	(705,532)
Interest expense	2,250	31,544	(29,294)
Consulting fees	565,543	835,655	(270,112)
Professional Fees	133,860	98,751	35,109
Net loss	(1,277,249)	(1,934,352)	666,898

Revenue

Consumer product sales represent the majority of the $40,718 in revenues during the year ended August 31, 2016. Although revenues are higher than the previous year they did not meet our expectations. Consumer product sales revenues were lower than expected primarily due to challenges in securing expansive distribution opportunities, in a brand new emerging market sector: hemp oil fortified foods. Also included in reported revenues are the Company’s first technology licensing revenues. Such revenues were recognized ratably over the term of the licensing agreement as the Company is required to provide additional support services during the term and is in a very early stage of this revenue cycle to identify a vendor-specific objective evidence of fair value of such services. The Company actually received license fees of $20,000 during fiscal 2016 of which only $7,500 was recognized in revenue in the year ending August 31, 2016.

As fiscal 2016 came to a close, hemp oil fortified foods, and hemp seed products, were gaining consumer acceptance and provide a reason to believe that sales could increase. Those trends should support higher potential consumer product sales. However, at the time of this report the Company had extinguished its supplies of certain products like protein bars and the lack of inventory is a negative impact on consumer product sales potential.

For 2017 the Company expects to derive ever larger proportions of its revenues from technology licensing to third parties. At August 31, 2015 the Company had zero technology licensing agreements entered. At the time of this report the Company had entered two (2) definitive license agreements, and had entered letters of intent for two additional license agreements. The Company also has several sets of negotiations ongoing for additional technology licensing agreements and has also entered into an Memorandum of Understanding to form a joint venture to develop, produce, and sell a line of healthy edible cannabinoid products using our patented technology. It is the Company’s view that the October 2016 award of its first patent will be a positive step in enabling the generation of more significant revenues during 2017.

General and Administrative

Our general and administrative expenses decreased by $695,737 during the year ended August 31, 2016. The decrease in our general and administrative expenses was largely due to cost saving measures implemented wherever possible. Examples are many and include fewer consulting employees; consolidation of offices; reduced new product development and more. Not all the cost saving measures are expected to be permanent – for example the Company will require additional administrative support if it successfully develops new distribution channels for its consumer products; or many additional technology licensing agreements that will require certain management inputs.

We also did not spend significant funds on research and development activities during fiscal 2016 but expect those costs to rise in the upcoming years upon availability of additional financing.

Our non-cash stock-based compensation also decreased in fiscal 2016 due to fewer stock options granted.

Interest Expense

Interest expense for the year ended August 31, 2016 was only $2,250, compared to $31,544 in the previous year, and $134,236 during the year ended August 31, 2014. The large decrease in interest expenses are the result of eliminating of most corporate debt as we transitioned away from being an oil and gas producer. During the year ended August 31, 2016 we increased our corporate debt levels and thus expect our interest expense in the 2017 fiscal year to be slightly higher but not approaching 2015 levels.

Consulting fees

Our consulting fees were lower during the year ended August 31, 2016 due to the involvement of fewer consultants, including the resignation of our former CFO. Our executives are typically hired and compensated as consultants and costs associated with those agreements comprise the largest majority of our consulting fees expense.

Professional Fees

Our professional fees increased by $35,109 during fiscal 2016 primarily due to additional financial reporting preparation and audit fees from our third party service providers.

Liquidity and Financial Condition

	August 31	August 31
Working Capital	2016	2015
	$	$
Current assets	510,166	674,733
Current liabilities	433,881	55,125
Working capital balance	76,285	619,608

The Company’s working capital balance decreased during the year ended August 31, 2016 as a result of its cash spent during the year and also due to the significant accrued management consulting fees.

	Year Ended
	August 31	August 31
Cash flows	2016	2015
	$	$
Cash flows (used in) provided by operating activities	(660,856)	(1,501,027)
Cash flows (used in) provided by investing activities	(20,102)	684,817
Cash flows (used in) provided by financing activities	514,292	373,255
Increase (decrease) in cash	(166,666)	(442,955)

Operating Activities

Net cash used in operating activities was $660,856 for the year ended August 31, 2016 compared with cash used in operating activities of $1,501,027 during the same period in 2015. This difference was largely due to the reduced costs pertaining to consulting, advertising and promotion, research and development, and travel.

Investing Activities

Net cash used in investing activities was $20,102 for the year ended August 31, 2016 primarily due to the Company’s cost incurred related to its patent applications. During the year ended August 31, 2015, the Company received $684,817 from investing activities primarily due to the sale of Belmont Lake oil field in Mississippi.

Financing Activities

Net cash provided from financing activities was $514,292 during the year ended August 31, 2016 compared to net cash provided of $373,255 during the same period in 2015. During fiscal 2015, the Company repaid its loans whereas during fiscal 2016, we entered into additional convertible debenture agreement as well as a loan agreement with our Chief Executive Officer. We raised $419,292 from equity private placements in fiscal 2016 compared to $471,997 in fiscal 2015.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company has a net loss attributable to its shareholders of $1,214,773 for the year ended August 31, 2016 (August 31, 2015: $1,770,500) and at August 31, 2016 had a deficit of $11,300,662 (August 31, 2015: $10,085,889). Our company has working capital balance of $76,285 as at August 31, 2016 (August 31, 2015 surplus: $619,608). Our company requires additional funds to maintain our existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that we will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the aspects of our financial statements are critical to an understanding of our financial statements as more particularly described in Note 3 to our audited annual consolidated financial statements included herein.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to the revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standards, including clarification on the accounting for licenses of intellectual property and identifying performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will apply the full retrospective approach to adopt the standard but does not anticipate that this standard will have a material impact on its consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-01 but does not believe that it will have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact of this standard but does not believe that it will have a material impact on its consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU’s are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The new standard will not affect the Company’s financial statements.

In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. ASU 2015-04 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Prospective application is required. The Company does not anticipate that the new guidance will have any impact on its consolidated financial statements.

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

In November 2015, the FASB issued guidance that requires companies to classify all deferred tax assets or liabilities as noncurrent on the balance sheet rather than separately disclosing deferred taxes as current and noncurrent. This standard is effective for the Company beginning on September 1, 2017 and can be applied either prospectively or retrospectively to all periods presented upon adoption. The standard is not expected to have any impact on the Company’s financial statements.

In January 2016, FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard will be effective for the Company beginning September 1, 2018. The standard is not expected to have any impact on the Company’s financial statements.

In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

Item 8.             Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Lexaria Bioscience Corp.

We have audited the accompanying consolidated financial statements of Lexaria Bioscience Corp. (the “Company”), which comprise the consolidated balance sheet as of August 31, 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended August 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexaria Bioscience Corp. as of August 31, 2016, and the results of its operations and its cash flows for the year ended August 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Lexaria Bioscience Corp. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Lexaria Bioscience Corp. has suffered recurring losses from operations. This matter, along with the other matters set forth in Note 1, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 24, 2016

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
November 24, 2015

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31	August 31
	2016	2015
ASSETS
Current
Cash	$93,409	$260,075
Accounts and other receivable (Note 6)	131,083	31,382
Inventory (Note 7)	134,724	167,986
Prepaid expenses and deposit	150,950	215,290
	510,166	674,733
Patent (Note 8)	53,997	36,989
Equipment	2,475	-
	56,472	36,989
TOTAL ASSETS	$566,638	$711,722

LIABILITIES
Current
Accounts payable and accrued liabilities	$90,010	$33,073
Unearned revenue (Note 9)	12,500	-
Due to related parties (Note 15)	331,371	22,052
Total Current Liabilities	433,881	55,125
Convertible debenture (Note 10)	45,000	-
TOTAL LIABILITIES	478,881	55,125

STOCKHOLDERS' EQUITY
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 51,288,473 common shares at August 31, 2016 and 43,838,282 common shares at August 31, 2015	51,288	43,838
Additional paid-in capital	11,515,419	10,814,460
Deficit	(11,300,662)	(10,085,889)
Equity attributable to shareholders of the Company	266,045	772,409
Non-Controlling Interest	(178,288)	(115,812)
Total Stockholders' Equity	87,757	656,597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$566,638	$711,722

The accompanying notes are an integral party of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars, except number of shares)

	YEAR ENDED
	August 31	August 31
	2016	2015
Revenue
Sales (Note 13)	$40,718	$14,702
Cost of Goods Sold
Cost of goods sold	45,615	29,883
Gross loss	(4,897)	(15,181)

Expenses
Accounting and audit	95,921	52,823
Depreciation	619	-
Insurance	17,237	10,095
Advertising and promotions	185,459	276,560
Bank charges and exchange loss	15,382	850
Stock based compensation (Note 12)	122,015	256,051
Consulting (Note 15)	565,543	835,655
Fees and dues	51,227	54,104
Interest expense from loan payable (Note 15)	2,250	31,544
Investor relation	31,829	18,000
Legal and professional	37,939	45,928
Office and miscellaneous	11,858	18,833
Research and development	9,024	146,466
Rent	28,211	85,650
Telephone	5,781	8,105
Taxes	3,983	3,578
Travel	44,034	101,183
MMJ expense	-	22,664
Inventory write-off (Note 7)	44,040	-
	1,272,352	1,968,089
Loss for the year before other income	(1,277,249)	(1,983,270)
Income from discontinued operations (Note 14)	-	48,918
Net loss and comprehensive loss for the year	$(1,277,249)	$(1,934,352)
Net loss and comprehensive loss attributable to:
Common shareholders	$(1,214,773)	$(1,770,500)
Non-controlling interest	$(62,476)	$(163,852)

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.04)

Basic and diluted earnings per share from discontinued operations	$0.00	$0.00
Weighted average number of common shares outstanding - Basic and diluted	43,840,378	39,700,841

The accompanying notes are an integral party of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	YEAR ENDED
	August 31	August 31
	2016	2015
Cash flows used in operating activities
Net loss for the year	$(1,277,249)	$(1,983,270)
Income loss from discontinued operations	-	48,918
Net loss from operations	(1,277,249)	(1,934,352)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	122,015	256,051
Depreciation	619	-
Inventory write-off	44,040	-
Research and development	-	73,040
MMJ Joint Venture	-	22,662
Common shares issued for services	79,500	127,300
Warrants to be issued for services	32,252	-
Change in working capital:
Accounts and other receivable	(6,201)	65,620
Inventory	(10,778)	(167,985)
Prepaid expenses and deposit	26,190	96,834
Accounts payable and accrued liabilities	56,937	(60,480)
Due to related parties	259,319	20,283
Unearned revenue	12,500	-
Net cash used in operating activities	(660,856)	(1,501,027)

Cash flows used in investing activities
Proceeds from sale of oil and gas property	-	721,806
Patent	(17,008)	(36,989)
Acquisition of equipment	(3,094)	-
Net cash provided by (used in) investing activities	(20,102)	684,817

Cash flows from financing activities
Proceeds from (Payments of) loans/convertible debentures	95,000	(98,742)
Proceeds from issuance of equity	419,292	471,997
Net cash from financing Activities	514,292	373,255

Decrease in cash	(166,666)	(442,955)
Cash, beginning of year	260,075	703,030
Cash, end of year	$93,409	$260,075
Supplemental information of cash flows:
Interest paid in cash	$2,250	$98,742
Income taxes paid in cash	$-	$-
Subscription funds receivable	$93,500	$-
Stock based compensation recognized from prepaid expense	$38,150	$55,317

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL
			PAID-IN	SHARES TO			TOTAL
	SHARES	AMOUNT	CAPITAL	BE ret/issued	DEFICIT	NCI	EQUITY
		$	$	$	$	$	$
Balance, August 31, 2014	37,674,659	37,674	10,030,013	(35,200)	(8,315,389)	-	1,717,098
Shares Cancelled	(671,000)	(671)	(79,529)	35,200	-	-	(45,000)
Shares issued for private placement	5,835,720	5,836	507,044	-	-	-	512,880
Non-controlling Interest	-	-	-	-	-	(115,812)	(115,812)
Shares issued for services	998,903	999	155,033	-	-	-	156,032
Stock based compensation	-	-	197,000	-	-	-	197,000
Return of commission from previous private placement	-	-	4,899	-	-	-	4,899
Net loss	-	-	-	-	(1,770,500)	-	(1,770,500)

Balance, August 31, 2015	43,838,282	43,838	10,814,460	-	(10,085,889)	(115,812)	656,597
Shares issued for services	625,000	625	78,875	-	-	-	79,500
Non-controlling Interest	-	-	-	-	-	(62,476)	(62,476)
Stock based compensation	-	-	83,865	-	-	-	83,865
Private placement of shares, net of issuance cost	5,266,858	5,267	414,025	-	-	-	419,292
Private placement subscription receivable	1,558,333	1,558	91,942	-	-	-	93,500
Warrants to be issued for services	-	-	32,252	-	-	-	32,252
Net loss	-	-	-	-	(1,214,773)	-	(1,214,773)
Balance, August 31, 2016	51,288,473	51,288	11,515,419	-	(11,300,662)	(178,288)	87,757

The accompanying notes are an integral part of these consolidated financial statements

LEXARIA BIOSCIENCE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2016
(Expressed in U.S. Dollars)

1.	Organization, Business and Going Concern

Lexaria Biosciences Corp. (“Lexaria”, or the “Company”) Company was formed on December 9, 2004 under the laws of the State of Nevada as an independent oil and gas company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. In March of 2014, the Company began its entry into the medicinal marijuana and alternative health and wellness business and discontinued its involvement in the oil and gas business in November 2014. In May 2016, the Company also commenced out-licensing its patented technology for the purpose of entering into the U.S. regulated medical and adult use cannabis edibles marketplace. The Company has offices in Vancouver and Kelowna, BC, Canada.

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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss attributable to its common shareholders of $1,214,773 for the year ended August 31, 2016 (2015: $1,770,500) and at August 31, 2016 had a deficit accumulated since its inception of $11,300,662 (2015: $10,085,889). The Company has a working capital balance of $76,285 as at August 31, 2016 (2015: $619,608). The Company requires additional funds to maintain its operations and developments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment continues to be difficult.

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

3.	Significant Accounting Policies

	a)	Accounting Principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America. All amounts, unless otherwise stated, are in United States dollars.

	b)	Basis of Presentation

On December 16, 2015, the Company completed a forward stock split of our authorized and issued and outstanding shares of common stock on a basis of 1 old share of common stock for 1.1 new shares of common stock. The forward stock split affected all the issued and outstanding common shares, stock options, and warrants at the effective date. All common shares numbers, numbers of stock options, and warrants and related per share amounts disclosed in these consolidated financial statements have been retroactively adjusted to reflect the forward stock split.

	c)	Basis of Consolidation

These consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiary, Lexaria CanPharm Corp. which was incorporated on April 4, 2014 under the laws of Canada, and 51%-owned subsidiary PoViva Tea, LLC which was incorporated on December 12, 2014, under the laws of the State of Nevada. All significant inter-company balances and transactions have been eliminated.

	d)	Revenue Recognition

Revenue from the sale of health products is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. In most cases, these conditions are met when the product is shipped to the customer. The Company reports its sales net of the amount of actual sales returns and the amount of reserves established for anticipated sales returns based upon historical return rates. Sales tax collected from customers is excluded from net sales.

Lexaria also enters into agreements to license out its patented technology that can include various combinations of services. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. The Company uses a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence and (iii) best estimate of selling price (“ESP”). Generally VSOE is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold if it is probable that the price will not change before introduction into the marketplace. ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. Given Lexaria’s early stage of such line of revenue, the Company’s process for determining the VSOE and ESP requires judgment and considers multiple factors that may vary overtime depending upon the unique facts and circumstances related to each deliverable.

e)	Inventory and Cost of Sales

The Company’s inventory consists of finished goods, work in progress, and raw materials. In all classes, inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing) and utilities and overhead expenses related to the Company’s manufacturing and processing facilities.

f)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2016, and August 31, 2015, cash and cash equivalents consist of cash only.

g)	Equipment

Equipment is stated at cost less accumulated depreciation, and depreciated using the straight-line method over its useful life of five years.

h)	Patents

Capitalized patent costs represent legal costs incurred to establish patents. When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and are expensed as incurred. Capitalized patent costs are amortized on a straight-line basis over the remaining life of the patent. The Company was granted its first patent subsequent to the year ended August 31, 2016, with legal life of 20 years.

i)	Stock-Based Compensation

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

Stock-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense on a straight-line basis.

j)	Loss Per Share

The Company applies the guidance in ASC 220 Earnings Per Share. Loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

k)	Foreign Currency Translation

The Company’s operations are located in the United States of America and Canada, and it has offices in Canada. The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense that was acquired or incurred in a foreign currency is translated into U.S. dollars by the using of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated at the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in profit or loss.

l)	Financial Instruments

ASC 820 Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist primarily of cash, accounts and other receivable, accounts payable and accrued liabilities, due to related parties, and convertible debenture. The carrying amounts of cash, accounts and other receivable, accounts payable and accrued liabilities, and due to related parties approximate their fair values due to their short maturities. The carrying value of the Company‘s convertible debenture approximates its fair values (using Level 3 inputs) based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company.

The Company is located in Canada, which results in exposure to market risks from changes in foreign currency rates. The foreign currency exchange risk is the financial risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk as the Company does not hold a significant position in foreign currencies, such as the Canadian dollars, and the impact of a change in a few basis points for USD/CAD is not expected to be material.

m)	Income Taxes

The Company applies the guidance in ASC 740, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

n)	Impairment of Long-Lived Assets

Long-lived assets, including equipment, and intangible assets, such as the Company’s patents, are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to the profit or loss. Intangible assets with indefinite lives are tested for impairment annually and in interim periods if certain events occur indicating that the carrying value of the intangible assets may be impaired.

o)	Comprehensive Income

The Company applies ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company discloses this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity changes except those transactions resulting from investments by owners and distributions to owners.

p)	Credit Risk and Receivable Concentration

The Company places its cash with high credit quality financial institution. As of August 31, 2016, the Company had approximately $93,000 in the bank (August 31, 2015: $260,000).

As at August 31, 2016, the Company also has $93,500 in private placement subscriptions receivable from five share subscriptions from arm’s length parties (which were all received in September 2016), and a further $27,583 (2015 - $31,382) in sales tax receivable. An additional $10,000 was receivable as at August 31, 2016 in relation to the Company’s licensing agreement (Note 9), which was also received subsequent to the year-end. The Company considers its credit risk to be low for such receivable.

q)	Convertible Debenture

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

r)	Commitments and Contingencies

In accordance with ASC 450-20, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Historically, the Company has not experienced any material claims.

s)	Research and Development

Research and development costs are expensed as incurred.

t)	Advertising

The Company expenses advertising costs as they are incurred. The advertising expenses were $185,459 and $276,560 for the years ended August 31, 2016 and 2015, respectively.

u)	Discontinued Operations

The results of discontinued operations are presented separately, net of tax, from the results of ongoing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the disposed components that may be reasonably segregated from the costs of the ongoing operations of the Company. Lexaria disposed of its oil and gas interests during the year ended August 31, 2015 (Note 14)

4.	Estimates and Judgments

The preparation of financial statements in conformity with U.S GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the Company’s accounting policies require us to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates used by the Company are reasonably likely to occur from time to time, which may have a material effect on the presentation of financial condition and results of operations.

The Company reviews these estimates, judgments and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates

Significant accounting estimates and assumptions are used for, but not limited to:

	a)	The Valuation of Deferred Tax Assets

Judgement is required in determining whether deferred tax assets are recognized on the balance sheet. The recognition of deferred tax assets requires management to assess the likelihood that the Company will generate taxable income in future periods to utilize the deferred tax assets. Due to the Company’s history of losses, deferred tax assets have not be recognized by Lexaria.

	b)	Convertible Debenture

The Company entered into a convertible debenture agreement on March 8, 2016 (Note 10) and evaluated the terms of the various conversion options to assess if separate accounting is required for such embedded features, which are adjusted to fair value through earnings at each reporting period. The Company determined that the embedded features within the debenture do not meet the net settlement provision characteristic of a derivative and as a result, did not apply the bifurcation requirements for such conversion options.

	c)	Revenue Recognition of Licenses

Pursuant to the license agreement for the Company’s lipid infusion technology (the “Technology”) (Note 9), the licensee acquired territorial licenses for an upfront fee. The Company is also required to provide support services in connection with the licensee’s use of the Technology over the term of the license. As the support services will not be sold on a stand-alone basis, the Company is unable to establish VSOE of their fair value to be able to allocate the proceeds objectively to such services and the license. Accordingly, the up-front fee is being recognized ratably over the term of the license, which is initially for two years.

d)	Value of Stock Options

The Company provides compensation benefits to its employees, directors, officers, and consultants, through a stock option plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility assumption used in the model is based on the historical volatility of the Company’s share price. The Company uses historical data to estimate the period of option exercises for use in the valuation model. The risk-free interest rate for the expected term of the option is based on the yields of government bonds. Changes in these assumptions, especially the share price volatility and the expected life determination could have a material impact on the Company’s profit and loss for the periods presented. All estimates used in the model are based on historical data which may not be representative of future results.

5.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to the revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standards, including clarification on the accounting for licenses of intellectual property and identifying performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will apply the full retrospective approach to adopt the standard but does not anticipate that this standard will have a material impact on its consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-01 but does not believe that it will have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact of this standard but does not believe that it will have a material impact on its consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU’s are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The new standard will not affect the Company’s financial statements.

In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. ASU 2015-04 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Prospective application is required. The Company does not anticipate that the new guidance will have any impact on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets or liabilities as noncurrent on the balance sheet rather than separately disclosing deferred taxes as current and noncurrent. This standard is effective for the Company beginning on September 1, 2017 and can be applied either prospectively or retrospectively to all periods presented upon adoption. The standard is not expected to have any impact on the Company’s financial statements.

In January 2016, FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard will be effective for the Company beginning September 1, 2018. The standard is not expected to have any impact on the Company’s financial statements.

In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

6.	Accounts and Other Receivable

	August 31	August 31
	2016	2015
	$	$

Territory License Fee receivable (Note 9)	10,000	-
Sales tax receivable	27,583	31,382
Private Placement receivable (Note 11)	93,500	-
	131,083	31,382

7.	Inventory

	August 31	August 31
	2016	2015
	$	$

Raw materials	27,358	-
Finished goods	94,349	119,944
Work in progress	13,017	48,042
	134,724	167,986

During the year ended August 31, 2016, Company wrote down $44,040 (2015 - $nil) of inventory to reflect its net realisable value.

8.	Alternative Health Products

On November 12, 2014, the Company signed an agreement with Poppy’s Teas LLC. (“PoViva”) to acquire 51% of ViPova™ by satisfying the following requirements:

•	Pay an initial consideration of $50,000 (paid);
•	Spend $75,000 over one year for product marketing and operations (spent);
•	Extend to the founders of ViPova™ (“Founders”) $25,000 worth of Lexaria common shares (issued);
•	Pay one of the Founders $2,000 a month for production consulting for a period of 12 months (paid);
•	Pay one of the Founders $2,000 a month for marketing consulting for a period of 12 months (paid);
•	Provide to the Founders a cash bonus in the amount of $50,000 should the company generate $300,000 in sales within 8 months of the execution of this agreement (N/A); and
•	Agree for the Founders to be automatically granted a lifetime license to personally produce products covered by various patents.

The Company also spent the required minimum additional $100,000 on sales and marketing “ViPova™ by Lexaria” brand to enable qualification to purchase additional interest in PoViva. The Company has the option to acquire an additional 24% interest in PoViva (for a total interest of 75%) by paying PoViva or its Founders 2.5 times trailing 12 months PoViva revenue (pro-rata) calculated from the date that this option is exercised. PoViva can receive up to 50% of this payment in the Company’s common stock at PoViva’s discretion.

PoViva has a right of first refusal to produce under “white-label”, additional cannabinoid based products on behalf of the Company but the Company reserves the right to engage other producers should it believe PoViva to be uncompetitive to supply the products requested by Lexaria.

The acquisition of PoViva was treated as an acquisition of assets rather than a business combination because PoViva did not constitute a business. $48,039 acquired In-Process Research and Development was expensed at the acquisition date in accordance with ASC 730-10-25-1.

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

As at August 31, 2016, the Company had capitalized $53,997 for patent application. The Company was granted its first patent subsequent to the year-end. The granted patent has a priority date of June 10, 2014, a publish date of October 27, 2016, and protects the Company’s technology for twenty years.

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying patent pending infusion Technology.

9.	Unearned Revenue

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

The Company determined that the provision of the support services is a separate deliverable under the Licensing Agreement. As the support services will not be sold on a stand-alone basis, the Company is unable to establish a vendor-specific objective evidence of fair value of such services to be able to objectively allocate the Territory License fee receipts between the license and the support services. Accordingly, the Company recognizes revenue ratably over the term of the Licensing Agreement. As of August 31, 2016, the Company received $10,000 as first installment of the Territory License Fee and recorded as receivable of a further $10,000 for its second installment, which was received subsequent to the year-end. During the year ended August 31, 2016, $7,500 was recognized as revenue with the remaining $12,500 deferred for recognition in future periods.

10.	Convertible Debenture

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

During the year ended August 31, 2016, the Company paid interest of $2,250 in connection with the convertible debenture.

11.	Common Shares and Warrants

Fiscal 2015 Activity

On July 14, 2014, the Company accepted Mr, Chris Hornung’s resignation with respect to his contract dated, April 24, 2014, whereby the Company had entered into a one year consulting contract with 2342878 Ontario Inc., a wholly owned company by Chris Hornung as Assistant Manager. Upon signing of the contract of acceptance the Company had issued 121,000 common shares valued at $35,200. The Company’s 121,000 restricted common shares that were issued were cancelled and returned back to treasury.

On September 26, 2014, the Company raised gross proceeds of $45,780 for private placement of 335,720 common shares of the Company and 335,720 warrants with exercise price of $0.23 and expiry date of March 26, 2016.

On December 12, 2014, the Company issued 261,903 common shares of the Company at a value of $25,000 in connection with the terms of the ViPova™ agreement (Note 8).

On May 14, 2015, the Company closed a private placement by issuing 5,500,000 units for gross proceeds of $500,000. Each unit consisted of one common share of the Company and one share purchase warrant, exercisable into one further common share at a price of $0.23 per share and expiring on May 14, 2017. A cash finders’ fee for $32,900 was paid to GMP Securities, Mackie Research and Peter Przygoda.; and 361,900 broker warrants with an exercise price of $0.23 for a period of twenty-four months were issued to GMP, Mackie Research and Peter Przygoda. Cash finders’ fee in the amount of $4,899 from Peter Przygoda was returned in August, 2015.

On June 8, 2015, the Company issued 275,000 common shares valued at $47,500 to Ron Keleher and Scott Urquart with respect to agreements signed on April 2, 2015 and May 27, 2015.

On June 11, 2015, 550,000 restricted shares of the Company issued previously in connection with the Company’s joint venture agreement were cancelled as joint venture agreement was terminated.

On August 17, 2015, the Company issued 462,000 common shares of the Company valued at $83,532 to Docherty Management Limited as per the terms of the consulting agreement (Note 17).

As at August 31, 2015, the Company had 43,838,282 shares issued and outstanding and 19,840,186 warrants issued and outstanding.

Fiscal 2016 Activity

On September 16, 2015, the Company’s Board appointed Ted McKechnie as a Director of the Company. Mr. McKechnie was issued 110,000 common shares of the Company valued at $19,000.

On December 10, 2015, Lexaria closed a private placement by issuing 550,000 units for gross proceeds of $90,000. Each unit consisted of one common share of the Company and one half transferable share purchase warrant. Each full warrant is exercisable into one further share at a price of $0.27 per share for a period of 24 months. A cash finders’ fee for $2,520 was paid to Leede Financial Markets Ltd.; and 15,400 broker warrants with an exercise price of $0.27 for a period of twenty-four months were also issued to Leede Financial Markets Ltd. The fair value of these broker warrants was determined to be $2,903.

On December 14, 2015, Lexaria signed an investor relations contract with Radius Consulting Inc. for a fee of $2,500 and 55,000 common shares of Company valued at $9,500.

On April 15, 2016, pursuant to the agreement with Mr. John Docherty (Note 17), the Company issued 210,000 common shares valued at $21,000, for services rendered as the President of the Company.

On April 15, 2016, the Company closed a private placement of 750,000 units at a price of $0.08 per unit for gross proceeds of $60,000. Each unit consisted of one common share of the Company and one non-transferrable share purchase warrant, entitling the holder to purchase one additional common share in the capital of the Company for a period of 18 months at an exercise price of $0.15 per share. The Company also issued 8,750 broker warrants to Haywood Securities Ltd. The broker warrants have a term of 18 months and are each exercisable into one common share of the Company at a price of $0.15. The fair value of these broker warrants was determined to be $805.

On June 6, 2016, the Company closed a private placement of 700,000 units priced at $0.11 per unit for gross proceeds of $77,000. Each unit consisted of one common share of the Company and one-half of a non-transferrable share purchase warrant with each warrant entitling the holder to purchase one additional common share of the Company for a period of three years at an exercise price of $0.14 per share.

On July 28, 2016, pursuant to an agreement, in return for marketing, branding, and investor relations advisory services, the Company issued 250,000 common shares of the Company valued at $0.12 per share (Note 17).

On August 10, 2016, the Company closed a private placement by issuing 1,558,525 units at a price of $0.06 per unit for gross proceeds of $93,512. Each unit consisted of one common share of the Company and one non-transferable share purchase warrant entitling the holder to purchase one additional common share in the capital of the Company for a period of 24 months at an exercise price of $0.14 per share.

On August 31, 2016, the Company completed a private placement by issuing 3,266,666 units at a price of $0.06 per unit for gross proceeds of $196,000, of which $93,500 was collected during September and October 2016. Each unit consisted of one common share of the Company and one transferable share purchase warrant. Each full warrant is exercisable into one further share at a price of $0.14 per share for a period of 24 months. A cash finders’ fee for $1,200 was paid and 50,000 broker warrants with an exercise price of $0.14 for a period of twenty-four months were also issued. The fair value of these broker warrants was determined to be $5,397.

As at August 31, 2016, Lexaria had 51,288,473 common shares issued and outstanding and 12,136,241 warrants issued and outstanding.

A continuity schedule for warrants is presented below:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, August 31, 2014	14,250,184	0.23
Expired	(607,618)	0.36
Issued	6,197,620	0.23
Balance, August 31, 2015	19,840,186	0.23
Expired	(13,978,286)	0.22
Issued	6,274,341	0.15
Balance, August 31, 2016	12,136,241	0.18

The fair value of share purchase warrants granted to the brokers was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31	August 31
	2016	2015
Expected volatility	237% - 240%	N/A
Risk-free interest rate	0.74% - 0.95%	N/A
Expected life	1.5 – 2 years	N/A
Dividend yield	0.00%	N/A
Estimated fair value per option	$0.09 - $0.19	N/A

A summary of warrants outstanding as of August 31, 2016 is presented below:

# of Warrants	Weighted	Weighted
	Average	Average
	Remaining	Exercise Price
	Contractual Life	$
5,500,000	0.70 years	0.23
361,900	0.70 years	0.18
758,750	1.04 years	0.15
290,400	1.28 years	0.27
1,558,525	1.95 years	0.14
3,316,666	2.00 years	0.14
350,000	2.76 years	0.14
12,136,241	1.31 years	0.18

As at August 31, 2016, the Company was obligated to issue, for the month of August 2016, 250,000 warrants pursuant to marketing, branding and investor relations advisory agreement (Note 17). Such warrants were issued subsequent to the year-end (Note 19). The fair value of such warrants was estimated using the Black-Scholes option pricing model and determined to be $32,252. Assumptions used as inputs to the model were consistent as the ones used for the calculation of stock options granted during the year (Note 12).

12.	Stock Options

The Company has established its 2014 Stock Option Plan whereby the board of directors may, from time to time, grant up to 3,850,000 (post forward stock split) stock options to directors, officers, employees, and consultants. Stock options granted must be exercised no later than five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

Fiscal 2015 Activity

On December 22, 2014, the Company granted 1,567,500 stock options to certain directors, officers and consultants, with 1,347,500 vesting immediately, 110,000 vesting in six months, and 110,000 vesting in 12 months. The options have an exercise price of $0.10 per share and expire on December 22, 2019.

On February 4, 2015, the Company granted 275,000 stock options to consultants with an exercise price of $0.09, vesting immediately, expiring February 3, 2020.

On March 26, 2015, the Company granted 550,000 stock options to an officer of the Company. The exercise price of the stock options is $0.09, vesting immediately and expiring on March 26, 2020.

Fiscal 2016 Activity

On September 16, 2015, the Company granted 110,000 stock options to a director of the Company. The exercise price of the stock options is $0.17, vesting immediately and expiring on September 16, 2020.

On April 15, 2016, the Company granted 300,000 to an officer of the Company. The exercise price of the stock options is $0.11 per share, vesting immediately and expiring on April 15, 2021.

On June 3, 2016, the Company granted 325,000 stock options to a consultant, vesting immediately, with an exercise price of $0.14 and expiring five years from the date of grant.

During the year ended August 31, 2016, the Company recorded a total $122,015 (2015– $256,051) as stock based compensation expense of which $83,865 (2015 - $200,734) pertained to the stock options granted during the year with the remaining being the recognition of expense from previous grants.

A continuity schedule for stock options is presented below:

		Weighted Average
	Number of	Exercise Price
	Options	$
Balance, August 31, 2014 (vested and outstanding)	2,887,500	0.22
Expired	(1,210,000)	0.21
Granted	2,392,500	0.10
Balance, August 31, 2015 (vested and outstanding)	4,070,000	0.15
Expired	(385,000)	0.32
Cancelled	(935,000)	0.16
Granted	735,000	0.13
Balance, August 31, 2016 (vested and outstanding)	3,485,000	0.13

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31	August 31
	2016	2015
Expected volatility	240% - 241%	243% - 249%
Risk-free interest rate	1.22% - 1.62%	1.47% - 1.66%
Expected life	5.00 years	5.00 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.11 - $0.19	$0.08 - $0.10

A summary of the Company’s vested and outstanding stock options as at August 31, 2016 is presented below:

# of Stock	Weighted	Weighted	Aggregate
Options	Average	Average	Intrinsic Value
	Remaining	Exercise Price
	Contractual Life	$	$
247,500	1.80 years	0.09	4,950
660,000	2.90 years	0.23	(85,800)
1,017,500	3.31 years	0.10	10,175
275,000	3.43 years	0.09	5,500
550,000	3.57 years	0.09	11,000
110,000	4.05 years	0.17	(7,700)
300,000	4.62 years	0.11	3,000
325,000	4.76 years	0.14	(6,500)
3,485,000	3.45 years	0.13	(65,375)

13.	Revenues

	August 31	August 31
	2016	2015
	$	$

Product sales	31,743	14,702
Licensing revenue (Note 9)	7,500	-
Freight revenue	1,149	-
Other revenue	326	-
	40,718	14,702

14.	Discontinued Operations

On November 26, 2014, a Purchase and Sale Agreement was executed between Lexaria and Cloudstream Belmont Lake, LP for the purchase and sale of oil and gas working interests, net revenue interests and other interests in Belmont Lake, Mississippi for total consideration of $1,400,000. A total net amount of $721,806 was paid to the Company after all short-term debts were paid out from the sale.

Accordingly, the results of the Company’s former oil and gas business were reported as discontinued operations during fiscal 2015.

Income from discontinued operations were comprised of:

	August 31	August 31
	2016	2015
	$	$

Revenue	-	59,715
Cost	-	(10,797)
	-	48,918

15.	Related Party Transactions

For the year ended August 31, 2016, the Company paid/accrued $120,000 to C.A.B Financial Services (“CAB”) (2015 - $119,700); to BKB Management Ltd. (“BKB”) $44,767 (2015 - $69,543) for management, consulting and accounting services; to a senior vice president $18,000 (2015 - $42,000) for executive management consulting; and to Docherty Management Limited $117,213 (2015 - $60,965). All fees incurred were included as consulting on the Company’s statement of operations. CAB is owned by the CEO of the Company, BKB is owned by the former CFO of the Company and Docherty Management Limited (“Docherty Management”) is owned by the President of the Company. The CFO of the Company resigned effective April 29, 2016.

During the year ended August 31, 2016, the Company also granted 210,000 (2015 – 462,000) restricted common shares with a value of $21,000 (2015 – $83,532) per share to Mr. Docherty for his services.

The Company granted a total of 410,000 (2015 – 1,870,000) incentive stock options to the directors and officers of the Company with a fair value of $51,642 (2015 - $159,082) (Note 11).

On July 25, 2016, the Company entered into a loan agreement with CAB for a principal amount of $50,000. The term of the loan agreement is 15 months, with an interest free period for the first three months. For the final 12 months, Lexaria will pay simple interest at the rate of 8% per annum.

During fiscal 2015, outstanding loans to Company’s related parties were repaid from the total consideration from the sale of Lexaria’s oil and gas working interest (Note 14). Total interest expense incurred on such loans during the year ended August 31, 2015 amounted to CAD$24,720 and $10,333.

During July 2016, the Company entered into a marketing agreement with a Company controlled by a director for compensation of $4,000 per month. During the year ended August 31, 2016, the Company paid $8,000 in such fees.

As at August 31, 2016, $331,371, inclusive of loan noted above, was payable to the related parties (August 31, 2015 - $22,052).

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

16.	Segment Information

The Company’s operations involve the development and usage, including licensing, of its proprietary nutrient infusion Technology. Lexaria is centrally managed and its chief operating decision makers, being the president and the CEO, use the consolidated and other financial information supplemented by revenue information by category of alternative health products as well as licensing, as a whole, to make operational decisions and to assess the performance of the Company. Accordingly, the Company operates in a single segment.

During the year ended August 31, 2015, the Company’s operating segments were the oil and gas exploration and the alternative health products, which were managed separately based on fundamental differences in the nature of such operations.

Summarized financial information concerning Lexaria’s reportable segment as at and during the year ended August 31, 2015 was as follows:

		Alternative
	Oil and Gas	Health Products	Corporate	Total
	$	$	$	$
Revenue	48,918	14,702	-	63,620
Operation expenses	-	349,093	1,618,996	1,968,089
Total assets	-	214,632	497,090	711,722

17.	Commitments, Significant Contracts and Contingencies

Management Agreements

As at August 31, 2016, the Company is party to the following contractual commitments with management.

Party	Monthly Commitment
C.A.B Financial Services	$10,000
Docherty Management Ltd.	CAD$12,500

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015. The Company executed a twenty-four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has $1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract. The Company may also pay Mr. Docherty a bonus from time to time, at its sole discretion. Mr. Docherty will be entitled to receive common stock based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are:

•	Upon signing: A grant of 550,000 stock options priced one-cent above market prices at the time of award. (granted)
•	90 Days after signing: A grant of 500,000 restricted common shares (Completed - 462,000 restricted common shares issued with cash payment of $16,000, as mutually agreed to between the parties).
•	Twelve months after signing: A grant of 300,000 stock options priced one-cent above market prices at the time of award (granted).
•

18 months after signing: A grant of 300,000 restricted common shares (252,000 restricted common shares issued subsequent to the year end (Note 19), with cash payment of $6,240, as mutually agreed to between the parties).

•

During the first twelve (12) months after signing; for combined Lexaria Energy and ViPova™ products and including all combined sales efforts, achieving non- refundable sales of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 100,000 Company shares (expired); and, after the first12 months after signing and expiring 24 months after signing; for combined Lexaria Energy and ViPova™ products and including all sales efforts, achieving non-refundable sales of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 50,000 Company shares; this clause is limited to one payment per customer during the 24-month period, but payable on each customer that meets these sales thresholds;

•

During the first 12 months after signing; for combined Lexaria Energy and ViPova™ products and including all combined sales efforts, achieving non- refundable sales of $500,000 in any fiscal quarter would result in a restricted common share award of 200,000 Company shares (expired); and, after the first 12 months after signing and expiring 24 months after signing; for combined Lexaria Energy and ViPova™ products and including all sales efforts, achieving non-refundable sales of $500,000 in any fiscal quarter would result in a restricted common share award of 100,000 Company shares; this clause is limited to one payment per fiscal quarter;

•

During the time this Agreement remains in effect, for each new provisional patent application substantially devised by Mr. Docherty and successfully created, written and filed with the US Patent Office for Company-owned intellectual property, a restricted common share award of 250,000 Company shares. This clause is not limited to frequency of payment but each patent application is to be approved by the Board of Directors of the Company, in advance. During the year ended August 31, 2016, the Company issued to Mr. Docherty 210,000 restricted common shares and further accrued $4,000 combined in lieu of issuance of 250,000 restricted common shares, as mutually agreed to between the parties.

Lease

The Company has a lease commitments for its office space for CAD$826 per month. The lease require a 90-day termination notice.

Convertible Debenture

The Company has issued a convertible debenture for $45,000, maturing on August 31, 2020. The convertible debenture accrues interest at 10% per annum, payable in quarterly installments (Note 10).

Marketing, Branding, and Investor Relations Advisory

On July 18, 2016, the Company entered into a service agreement with an arm’s length service provider for marketing, branding, and investor relations advisory services (the “Advisory Agreement”). The Advisory Agreement has a term of one year with automatic renewal but can be terminated by either party with 30 days’ notice. In exchange for services, the Company issued 250,000 common shares upon signing of the agreement (Note 11) and is obligated to issue share purchase warrants for purchase of 250,000 common shares, on a monthly basis, with exercise price that is the average of the daily closing prices of the preceding month with a minimum of $0.08 per share. The warrants will have a term of five years from the date of issuance.

Lexaria retains the right but has no obligation to make any future month’s payment in cash using the same formula to establish and per-share valuation price, multiplied by 250,000, in lieu of issuing the monthly warrants. The Advisory Service Provider is entitled to 3% commissions on revenue received by Lexaria originating from the parties introduced by the Advisory Service Provider.

18.	Income Tax

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rates as at August 31, 2016 and 2015:

	August 31	August 31
	2016	2015
	$	$

Loss before taxes	(1,277,249)	(1,934,352)
Income tax rate	35.00%	35.00%
Expected income tax recovery	(447,037)	(677,023)
Non-deductible items	101,040	98,765
Change in estimates	(897,713)	646,711
Change in valuation allowance	1,243,710	(68,453)
Total income taxes	-	-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets at August 31, 2016 and 2015 are comprised of the following:

	August 31	August 31
	2016	2015
	$	$

Non-capital losses	3,959,704	2,715,994
Valuation allowance	(3,959,704)	(2,715,994)
Net deferred tax assets recognized	-	-

The Company has net operating loss carryforwards of approximately $11,313,000 which may be carried forward to apply against future year income tax for U.S. tax purposes.

Year	Amount
2025	76,000
2026	508,000
2027	1,056,000
2028	720,000
2029	753,000
2030	552,000
2031	538,000
2032	252,000
2033	344,000
2034	3,257,000
2035	2,268,000
2036	989,000
11,313,000

19.	Subsequent Events

	a)	The Company granted 250,000 stock options to a consultant with a strike price of $0.14 per share, and expiry term of two years.

	b)	Pursuant to its agreement with Docherty Management Ltd. (Note 17), the Company issued 252,000 restricted common shares and cash compensation of $6,240.

c)

Pursuant to the Advisory Agreement (Note 17), the Company issued 750,000 warrants with an exercise price of $0.14 per share and valid for five years, in return for consulting services provided in August, September, and October. The Company recognized the related fair value of 250,000 of such warrants for services received during the month of August 2016, in these consolidated financial statements.

d)

The Company reached an agreement with a director to settle the outstanding amount pursuant to a marketing agreement (Note 15), through issuance of common shares of the Company. To settle the outstanding amount of $16,000 for four months to October 31, 2016, the Company issued 114,286 shares of its common stock at a value of $0.14 per share.

	e)	The Company issued 56,250 shares of its common stock in settlement of $9,000, recognized within accounts payable and accrued liabilities as at August 31, 2016.

	f)	A total of 55,000 incentive stock options were exercised for proceeds of $12,500.

	g)	A total of 605,000 share purchase warrants were exercised for proceeds of $137,508.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and their respective interim periods. The Company changed its registered public auditing firm for its fiscal year ending August 31, 2016 from MNP LLP (the “Former Auditor”) to Davidson and Company, LLP. There were no reservations nor any modified opinions expressed in the Former Auditor’s reports for the year ended August 31, 2015 or any of the previous fiscal years. The change in the Company’s public auditing firm was approved by the Company’s Audit Committee and the Board of Directors. There were no reportable events between the Company and the Former Auditors.

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

As of August 31, 2016, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and chief executive officer and chief financial officer (also our principal executive and financial reporting and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      Other Information

None

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed	Date of Resignation
Christopher Bunka	Chairman, Chief Executive Officer, interim Chief Financial Officer, and Director,	55	October 26, 2006 February 14, 2007 April 29, 2016	-
John Docherty	President and Director	46	April 15, 2015 April 29, 2016	-
Bal Bhullar	Former Chief Financial Officer and Director	47	May 12, 2009	April 29, 2016
Nicholas Baxter	Director	63	July 8, 2011	-
Ted McKenchnie	Director	69	September 16, 2015	-

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

Mr Bunka was formerly Chairman/CEO of Enertopia Corp, (symbol ENRT-OTC) but resigned in 2013. Mr. Bunka was formerly a director of Defiance Capital Corp., (symbol DEF-TSXV) a Canadian resource company, but resigned in 2014.

Mr. John Docherty – President and Director

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

He has served as a director of Lexaria since April 29, 2016.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year endedAugust 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held one formal meeting and several informal meetings during the year ended August 31, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

	(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2016 and August 31, 2015; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2016 and August 31, 2015, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(6)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Bunka(1), Chairman, Chief Executive Officer, Interim Chief Financial Officer & Director	2016 2015	- -	- -	- -	- 49,750	- -	- -	120,000 119,700	120,000 163,750
Bal Bhullar(2), Chief Financial Officer & Director	2016 2015	- -	- -	- -	- 49,750	- -	- -	44,767 69,543	44,767 119,293
Tom Irkhe(4) Vice President	2016 2015	- -	- -	- -	- 9,947	- -	- -	18,000 42,000	18,000 51,947
John Docherty(5) President	2016 2015	- -	- -	21,000 83,532	32,768 39,722	- -	- -	117,213 44,965	170,981 168,219

(1)

Mr. Bunka was appointed as chairman, president, chief executive officer, and director on October 26, 2006, and was chief financial officer of our company from February 14, 2007 until May 12, 2009, and again from April 29, 2016 to present. He resigned as president on April 15, 2015. We pay Mr. Bunka a consulting fee through CAB Financial Services Ltd., where he is also the Chief Executive Officer.

(2)	Ms. Bhullar was appointed Chief Financial Officer on May 12, 2009 and resigned April 29, 2016. We paid Ms. Bhullar consulting fees through her wholly owned company BKB Management Ltd.

(3)

The fair value of the stock options awarded was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 240.00% (2015 – 248%); risk-free interest rate of 1.22% (2015 – 1.60%); expected life of 5 years (2015 – 5 years); and dividend yield of 0.00% (2015 – 0.00%).

(4)	Mr. Ihrke became Vice President on December 23, 2015 and resigned on March 8, 2016.

(5)	Mr. Docherty became President on April 15, 2015 and a director on April 29, 2016. We pay Mr. Docherty a consulting fee through his wholly owned company Docherty Management Ltd.

(6)	Pursuant to the agreement with Docherty Management Ltd. Mr. Docherty received 210,000 (2015 – 462,000) restricted common shares with a value of $21,000 (2015 - $83,532).

Our company is currently paying consulting fees to our chief executive officer and chief financial officer $10,000 per month, and paying our president CAD$12,500 per month in consulting fees.

Employment/Consulting Agreements

On November 27, 2008, the Company entered into a Consulting Agreement with CAB Financial Services Ltd. for consulting services of CAB on a continuing basis for a consideration of US$8,000 per month plus GST. Effective December 1, 2014, the Company entered into a new consulting agreement with the consulting services at $10,000 per month plus GST.

On May 12, 2009 the Company entered into a consulting agreement with BKB Management Ltd. to act as the Chief Financial Officer and a Director for an initial period of six months for consideration of CAD $4,500 per month plus GST. Effective December 1, 2014, the Company entered into a new consulting agreement for CAD$7,500 per month plus GST. Effective March 29, 2016, BKB Management Ltd. resigned its position and the contract was terminated.

On August 5, 2010 we entered into a three-month Management agreement with Tom Ihrke to act as the Senior Vice-President, Business Development for the Company for consideration of $3,125 per month. On December 2, 2010, the Company entered into a month to month management agreement with Tom Ihrke. On October 3, 2011 Mr. Ihrke and the Company amended the agreement whereby his title changed to Manager, Business Development. The Company agreed to pay a monthly consulting fee of $3,125. Effective January 15, 2012, the consulting agreement was decreased to $10 a month. Effective April 1, 2014, the amended consulting agreement was increased to $5,000 per month. Effective December 23, 2014, the Company entered into a new Executive Management consulting agreement for $3,000 per month. Effective March 8, 2016 Mr. Ihrke resigned and the contract was terminated.

On March 26, 2015, the Company announced the appointment John Docherty as President of Lexaria effective April 15, 2015. The Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with a monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has $1,000,000 or more in cash in its bank accounts, and continue at $15,000 per month from that moment until the termination or completion of the contract.

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Grants of Plan-Based Awards Table

We did not grant any awards to our named executive officers in the during our fiscal year ended August 31, 2016.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Bunka	550,000 247,500	- -	- -	$0.11 $0.10	2019/12/22 2018/06/18	- -	- -	- -	- -
Tom Ihrke	330,000	-	-	$0.11	2019/12/22	-	-	-	-
John Docherty	550,000 300,000	- -	- -	$0.10 $0.11	2020/03/26 2021/04/15	- -	- -	- -	- -

Option Exercises

During our fiscal year ended August 31, 2016, no options were exercised by our named officers.

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

Compensation Committee Interlocks and Insider Participation

During 2016, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2016.

Compensation Committee Report

None.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 24, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Christopher Bunka; Kelowna BC Canada	14,064,323	(1)	26.35%
Nicholas Baxter; Aberdeenshire, UK	330,000	(2)	0.63%
John Docherty; Toronto, Ontario	2,060,000	(3)	3.89%
Ted McKechnie; Toronto, Ontario	334,286	(4)	0.6%
Directors and Executive Officers as a Group (4 persons)	16,788,609		31.47%
David DeMartini, Texas, Houston	3,609,375		5.3%
Total as a Group ( persons) (5)	20,397,984		36.77%

*	Less than 1%.

(1)

Includes 5,421,844 shares held in the name of C.A.B. Financial Services and 7,207,979 shares held directly by Chris Bunka, chairman, chief executive officer and a director of our company. Includes 187,000 warrants held in the name of C.A.B. Financial Services with an exercise price of $0.227 and 450,000 warrants held directly by Chris Bunka with an exercise price of $0.14. Includes 247,000 options which are exercisable at $0.1091 and 550,000 options exercisable at $0.10; .

(2)	Includes 110,000 options which are exercisable at $0.10. Nicholas Baxter is a director of our company.

(3)

Includes 143,000 warrants with an exercise price of $0.227. Includes 550,000 options which are exercisable at $0.10 and 300,000 options which are exercisable at $0.11. John Docherty is the President and a Director of our Company

(4)	Includes 110,000 options exercisable at $0.171. Ted McKechnie is a Director of our Company.

(5)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 9, 2016. As of November 9, 2016, there were 51,931,013 shares of our common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with four directors, consisting of Christopher Bunka, John Docherty, Nicholas Baxter and Ted McKechnie. We have determined that Nicholas Baxter is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2016 and for fiscal year ended August 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2016	August 31, 2015
Audit Fees	38,186	47,407
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	38,186	47,407

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are provided by the Company’s principal accountants for the fiscal years ended August 31, 2016 and August 31, 2015 in connection with statutory and regulatory filings or engagements.

Audit related Fees: Audit related fees consist of fees billed for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements, which are not included in the Audit Fees described above.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use our principal accountants for services other than the ones related to the our annual audit and the review of our interim financial statements. We therefore do not involve our principal accounants for matters related to tax compliance and financial information system design and implementation. These services, which include corporate tax preparation and designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.

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

Date: November 24, 2016

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director, Chief Financial Officer
(Principal Executive Officer)

Date: November 24, 2016

By: /s/ John Docherty
John Docherty
President and Director

Date: November 24, 2016

By: /s/Ted McKechnie
Ted McKechnie
Director

Date: November 24, 2016