Form 10-Q
period 2016-11-30
Lexaria Bioscience Corp.
filed 2017-01-13
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-52138

Lexaria Bioscience Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

156 Valleyview Rd., Kelowna, BC Canada	V1X 3M4
(Address of principal executive offices)	(Zip Code)

250-765-6424
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
55,299,888 common shares issued and outstanding as of January 11, 2017

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Lexaria Bioscience Corp.’s (“Lexaria” or the “Company”) unaudited interim consolidated financial statements for the three-month period ended November 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30	August 31
	2016	2016
	(Unaudited)
ASSETS
Current
Cash	$124,246	$93,409
Accounts and other receivable (Note 7)	649,055	131,083
Inventory (Note 8)	150,362	134,724
Prepaid expenses and deposit	143,445	150,950
Total Current Assets	1,067,108	510,166
Patents (Note 9)	67,464	53,997
Equipment	2,320	2,475
	69,784	56,472
TOTAL ASSETS	$1,136,892	$566,638

LIABILITIES
Current
Accounts payable and accrued liabilities	$73,908	$90,010
Unearned revenue (Note 10)	21,150	12,500
Due to related parties (Note 15)	373,492	331,371
Total Current Liabilities	468,550	433,881

Convertible debenture (Note 11)	45,000	45,000
TOTAL LIABILITIES	513,550	478,881

STOCKHOLDERS' EQUITY
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 55,011,009 common shares at November 30, 2016 and 51,288,473 common shares at August 31, 2016	55,010	51,288
Additional paid-in capital	12,447,835	11,515,419
Deficit	(11,696,107)	(11,300,662)
Equity attributable to shareholders of the Company	806,738	266,045
Non-Controlling Interest	(183,396)	(178,288)
Total Stockholders' Equity	623,342	87,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,136,892	$566,638

The accompanying notes are an intergral part of these consolidated financial statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED
	November 30	November 30
	2016	2015
Revenue
Sales (Note 14)	9,225	10,787
Cost of Goods Sold
Cost of goods sold	(888)	(14,383)
Gross profit (loss)	8,337	(3,596)

Expenses
Accounting and audit	6,099	50,630
Depreciation	372	155
Insurance	5,180	1,412
Advertising and promotions	11,928	99,771
Bank charges and exchange (gain) loss	75	2,514
Stock based compensation (Note 13)	27,104	28,410
Consulting (Note 15)	269,163	157,461
Fees and dues	15,372	14,529
Interest expense from loan payable	1,355	77
Investor relations	23,717	-
Legal and professional	9,996	4,872
Office and miscellaneous	2,909	4,045
Research and development	7,261	1,978
Rent	4,185	6,375
Telephone	910	2,130
Travel	19,840	22,323
Inventory write-off (Note 8)	3,424	11,464
	408,890	408,146
Net loss and comprehensive loss for the period	(400,553)	(411,742)
Net loss and comprehensive loss attributable to:
Common shareholders	(395,445)	(382,468)
Non-controlling interest	(5,108)	(29,274)
Basic and diluted loss per share	(0.01)	(0.01)
Weighted average number of common shares outstanding
- Basic and diluted	51,690,855	43,860,885

The accompanying notes are an integral part of these consolidated financial statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2016	2015
Cash flows used in operating activities
Net loss for the period	(400,553)	(411,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	27,104	37,873
Depreciation	372	155
Inventory write-off	3,424	11,464
Common shares issued for services	43,760	-
Warrants issued for services	107,803	-
Change in working capital:
Accounts and other receivable	82,028	(3,451)
Inventory	(19,062)	(31,311)
Prepaid expenses and deposit	(2,032)	65,797
Accounts payable and accrued liabilities	898	29,573
Due to related parties	46,621	92,692
Unearned revenue	8,650	-
Net cash used in operating activities	(100,987)	(208,950)

Cash flows used in investing activities
Patent	(13,684)	-
Acquisition of equipment	-	(3,094)
Net cash used in investing activities	(13,684)	(3,094)

Cash flows from financing activities
Repayment of loan to a related party	(4,500)	-
Proceeds from private placements	-	36,000
Proceeds from exercise of stock options	12,500	-
Proceeds from exercise of warrants	137,508	-
Net cash from financing activities	145,508	36,000

Increase (decrease) in cash	30,837	(176,044)
Cash, beginning of period	93,409	260,075
Cash, end of period	124,246	84,031
Supplemental information of cash flows:
Interest paid in cash	1,355	-
Common shares issued to settle accounts payable	17,000	-
Subscription funds receivable	600,000	-
Stock based compensation recognized in prepaid expenses	9,537	9,537

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL			TOTAL
			PAID-IN			STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	EQUITY
		$	$	$	$	$
Balance, August 31, 2015	43,838,282	43,838	10,814,460	(10,085,889)	(115,812)	656,597
Shares issued for services	625,000	625	78,875	-	-	79,500
Non-controlling Interest	-	-	-	-	(62,476)	(62,476)
Stock based compensation	-	-	83,865	-	-	83,865
Private placement of shares, net of issuance cost	5,266,858	5,267	414,025	-	-	419,292
Private placement subscription receivable	1,558,333	1,558	91,942	-	-	93,500
Warrants to be issued for services	-	-	32,252	-	-	32,252
Net loss	-	-	-	(1,214,773)	-	(1,214,773)

Balance, August 31, 2016	51,288,473	51,288	11,515,419	(11,300,662)	(178,288)	87,757
Shares issued for services	422,536	422	60,338	-	-	60,760
Non-controlling Interest	-	-	-	-	(5,108)	(5,108)
Stock based compensation	-	-	17,567	-	-	17,567
Warrants issued for services	-	-	107,803	-	-	107,803
Exercise of stock options for cash	55,000	55	12,445	-	-	12,500
Exercise of warrants for cash	605,000	605	136,903	-	-	137,508
Warrants exercise subscription receivable	2,640,000	2,640	597,360	-	-	600,000
Net loss	-	-	-	(395,445)	-	(395,445)
Balance, November 30, 2016 (Unaudited)	55,011,009	55,010	12,447,835	(11,696,107)	(183,396)	623,342

The accompanying notes are an integral part of these consolidated financial statements

LEXARIA BIOSCIENCE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2016
(Expressed in U.S. Dollars)

(Unaudited)

1.	Basis of Presentation

The unaudited consolidated interim financial statements for the three months ended November 30, 2016 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2016 audited annual financial statements and notes thereto.

2.	Organization, Business and Going Concern

The Company was formed on December 9, 2004 under the laws of the State of Nevada as an independent oil and gas company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. In March of 2014, the Company began its entry into the medicinal marijuana and alternative health and wellness business and discontinued its involvement in the oil and gas business in November 2014. In May 2016, the Company also commenced out-licensing its patented technology for the purpose of entering into the US regulated medical and adult use cannabis edibles marketplace. The Company has its office in Kelowna, BC, Canada.

The Company’s unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss attributable to its shareholders of $395,445 for the three months ended November 30, 2016 (2015: $382,468) and at November 30, 2016 had a deficit accumulated since its inception of $11,696,107 (August 31, 2016: $11,300,662). The Company had a working capital balance of $598,558 as at November 30, 2016 (August 31, 2016: $76,285). The Company requires additional funds to maintain its operations and developments. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is difficult.

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

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated financial statements for the year ended August 31, 2016.

6.	Recent Accounting Guidance Not Yet Adopted

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

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broarder range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for Lexaria beginning September 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

7.	Accounts and Other Receivable

	November 30	August 31
	2016	2016
	$	$

Territory License Fee receivable (Note 10)	10,000	10,000
Usage Fee receivable (Note 10)	2,000	-
Sales tax receivable	37,055	27,583
Subscription receivable (Note 12)	600,000	93,500
	649,055	131,083

8.	Inventory

	November 30	August 31
	2016	2016
	$	$

Raw materials	44,969	27,358
Finished goods	92,376	94,349
Work in progress	13,017	13,017
	150,362	134,724

During the three months ended November 30, 2016, the Company wrote down $3,424 (2015 - $11,464) of inventory to reflect its net realizable value.

9.	Patents

	November 30	August 31
	2016	2016
	$	$

Balance – Beginning	53,997	36,989
Addition	13,684	17,008
Amortization	(217)	-
Balance – Ending	67,464	53,997

The Company has filed multiple U.S. provisional patent applications, a U.S. utility patent application with continuation applications thereto and International patent applications under the Patent Cooperation Treaty (“PCT”) procedure. Filing under the PCT allows the Company to elect to pursue patent protection in up to 148 nations around the world. The patents provide an intellectual property protection for a number of molecules. The list of molecules infused within a unique lipid-formulation technology include THC, CBC, Nicotine, Non-Steroidal Anti- Inflammatories, certain Vitamins, edible starches (e.g. tapioca starch), and gum Arabic.

The Company was granted its first patent with a publish date of October 27, 2016. The patent is being amortized over its legal life of 20 years.

10.	Unearned Revenue

The Company entered into a licensing agreement with an arm’s length party (the “Licensee”) allowing the Licensee, for a fixed term, to utilize the Company’s lipid infusion technology (the “Technology”) to create, test, manufacture, and sell marijuana-infused consumable and/or topical products (the “Territorial License”). The Company also earns a usage fee (the “Usage Fee”) for the different products developed by the Licensee using the Company’s Technology. In addition to the granting of the license, the Company is required to provide support services to the Licensee in connection with the use of the Company’s Technology during the term of the licensing agreement.

The Company determined that the provision of the support services is a separate deliverable under the licensing agreement. As the support services will not be sold on a stand-alone basis, the Company is unable to establish a vendor-specific objective evidence of fair value of such services to be able to objectively allocate the Territory License fee receipts between the license and the support services. Accordingly, the Company recognizes revenue ratably over the term of the Licensing agreement. During the three months ended November 30, 2016, the Company recognized $6,250 of Territorial License fee and also recognized $2,000 in Usage Fee (2015 - $nil, and $nil, repectively). As at November 30, 2016 a total of $12,000 in Territorial License and Usage Fee is receivable from the Licensee (August 31, 2016 - $10,000).

As at November 30, 2016, the Company also received $4,900 in advance payments for future delivery of its manufactured products.

		November 30		August 31
		2016		2016
	$		$

Balance – Beginning		12,500		-
Territorial License fees received/receivable		10,000		20,000
Advance payments on product sales		4,900		-
Earned revenue		(6,250)		(7,500)
Balance - Ending		21,150		12,500

11.	Convertible Debenture

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

During the three months ended November 30, 2016, the Company paid interest of $1,125 in connection with the convertible debenture (2015 - $nil).

12.	Common Shares and Warrants

Fiscal 2017 Activity

On October 11, 2016, pursuant to its agreement with Docherty Management Ltd. (Note 17), the Company issued 252,000 restricted common shares with a value of $35,760.

On October 11, 2016, pursuant to the Advisory Agreement (Note 17), the Company issued 750,000 warrants with an exercise price of $0.14 per share and term of five years, in return for consulting services provided in August, September, and October. The Company recognized the fair value of $32,252 from 250,000 of such warrants for services received during the month of August 2016, during the year ended August 31, 2016, and during the three months ended November 30, 2016, further recognized $59,490 for the remaining 500,000 warrants issued in return for consulting services received during the months of September and October 2016.

The Company reached an agreement with a director to settle the outstanding amount pursuant to a marketing agreement (Note 17), through issuance of common shares of the Company. To settle the outstanding amount of $16,000 for four months to October 31, 2016, the Company issued 114,286 shares of its common stock at a value of $0.14 per share, on October 11, 2016. A total of $8,000 of the $16,000 was recognized as consulting fees during the year ended August 31, 2016.

On October 27, 2016, the Company issued 56,250 shares of its common stock in settlement of $9,000, recognized within accounts payable and accrued liabilities as at August 31, 2016.

On November 1, 2016, a total of 55,000 incentive stock options were exercised for proceeds of $12,500.

On November 1, 2016, the Company issued 500,000 warrants to a consultant. Each warrant entitles the consultant to purchase one common share of the Company at a price of $0.31 per share with a term expiring on May 31, 2017. The Company recognized $48,313, representing the fair value of such warrants, during the three months ended November 30, 2016.

During the three months ended November 30, 2016, the Company provided to its warrant holders, an incentive for early exercise of their previously held warrants. Upon exercise of each warrant, in addition to the common shares of the Company, the warrant holders received a second warrant with identical terms to purchase one additional common share of the Company. The Company raised $737,508 from this early exercise warrant incenting program, of which $600,000 were received in December 2016. A total of 3,245,000 warrants were exercised at a weighted average exercise price of $0.23 and the Company issued 3,245,000 common shares as well as 3,245,000 additional warrants to purchase common shares with an exercise price of $0.23 per share, expiring on May 14, 2017. The fair value of these additional warrants was determined to be $298,777.

As at November 30, 2016, Lexaria had 55,011,009 shares issued and outstanding and 13,386,241 warrants issued and outstanding.

A continuity schedule for warrants is presented below:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, August 31, 2015	19,840,186	0.23
Expired	(13,978,286)	0.22
Issued	6,274,341	0.15
Balance, August 31, 2016	12,136,241	0.18
Exercised	(3,245,000)	0.23
Issued	4,495,000	0.22
Balance, November 30, 2016	13,386,241	0.19

The fair value of warrants granted during the three months ended November 30, 2016 was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

November 30
2016
Expected volatility	137%
Risk-free interest rate	0.65% - 0.78%
Expected life	0.46 – 0.54 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.08

A summary of warrants outstanding as of November 30, 2016 is presented below:

# of Warrants	Weighted	Weighted
	Average	Average
	Remaining	Exercise Price
	Contractual Life	$
5,500,000	0.45 years	0.23
361,900	0.45 years	0.18
500,000	0.50 years	0.31
758,750	0.79 years	0.15
290,400	1.03 years	0.27
1,558,525	1.70 years	0.14
3,316,666	1.75 years	0.14
350,000	2.51 years	0.14
750,000	4.86 years	0.14
13,386,241	1.25 years	0.19

13.	Stock Options

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

Fiscal 2017 Activity

On October 10, 2016, the Company granted 250,000 stock options to a consultant for business advisory services. The exercise price of the stock options is $0.14 per share, vesting immediately and expiring on October 10, 2018.

On November 1, 2016, a total of 55,000 incentive stock options were exercised for proceeds of $12,500.

During the three months ended November 30, 2016, the Company recorded $27,104 (2015 - $28,410) as stock based compensation of which $17,567 (2015 - $18,873) pertained to the stock options granted during the period with the remaining being the recognition of expense from previous grants.

A continuity schedule for stock options is presented below:

		Weighted
	Number of	Average Exercise
	Options	Price
		$
Balance, August 31, 2015 (vested and outstanding)	4,070,000	0.15
Expired	(385,000)	0.32
Cancelled	(935,000)	0.16
Granted	735,000	0.13
Balance, August 31, 2016 (vested and outstanding)	3,485,000	0.13
Exercised	(55,000)	0.23
Granted	250,000	0.14
Balance, November 30, 2016 (vested and outstanding)	3,680,000	0.13

The fair value of options granted during the three months ended November 30, 2016 was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

November
2016
Expected volatility	108%
Risk-free interest rate	0.83%
Expected life	2.00 years
Dividend yield	0.00%
Estimated fair value per option	$0.07

A summary of the stock options as at November 30, 2016 is presented below:

# of Stock	Weighted	Weighted	Aggregate
Options	Average	Average	Intrinsic Value
	Remaining	Exercise Price
	Contractual Life	$	$
247,500	1.55 years	0.09	36,900
605,000	2.65 years	0.23	7,700
1,017,500	3.06 years	0.10	142,450
275,000	3.18 years	0.09	41,000
550,000	3.32 years	0.09	82,000
110,000	3.80 years	0.17	7,400
300,000	4.38 years	0.11	39,000
325,000	4.51 years	0.14	32,500
250,000	1.86 years	0.14	25,000
3,680,000	3.11 years	0.13	413,950

14.	Revenues

	Three Months Ended
	November 30	November 30
	2016	2015
	$	$

Product sales	864	10,787
Licensing revenue (Note 10)	8,250	-
Freight revenue	111	-
	9,225	10,787

15.	Related Party Transactions

During the three months ended November 30, 2016, the Company incurred, in monthly fees, $30,000 to C.A.B Financial Services (“CAB”) (2015 - $30,000) and to Docherty Management Limited $28,166 (2015 - $28,268). All fees incurred were included as consulting on the Company’s statement of operations. CAB is owned by the CEO of the Company and Docherty Management Ltd. (“Docherty Management”) is owned by the President of the Company.

Pursuant to its agreement with Docherty Management (Note 17), the Company issued 252,000 restricted common shares with a value of $35,760 and cash compensation of $6,240, upon the 18 month contract anniversary between the Company and Docherty Management.

On July 25, 2016, the Company entered into a loan agreement with CAB for a principal amount of $50,000. The term of the loan agreement is 15 months, with an interest free period for the first three months. For the final 12 months, Lexaria is obligated to pay simple interest at the rate of 8% per annum. During the three months ended November 30, 2016, the Company paid $4,500 to CAB as repayment of a portion of the principal and also paid $230 in interest.

During fiscal 2016, the Company entered into a advisory agreement with a Company controlled by a director for compensation of $4,000 per month. During the three months ended November 30, 2016, the Company incurred $12,000 in such fees, recorded as consulting on the Company’s statement of operations.

During the three months ended November 30, 2015, the Company incurred $17,091 to BKB Management Ltd, a company owned by the previous CFO of the Company for management, consulting and accounting services and $9,000 to a senior vice president for executive management consulting. Both these agreements were terminated during fiscal 2016 though these amounts remained due as of November 30, 2016.

As at November 30, 2016, $373,492 (August 31, 2016 - $331,371), inclusive of the loan noted above, was payable to related parties. Included in unearned revenue is $4,900 in advance receipts for product sales from a director of the Company (Note 10).

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

17.	Commitments, Significant Contracts and Contingencies

Management Agreements

As at November 30, 2016, the Company is party to the following contractual commitments with service providers.

Party	Monthly Commitment
C.A.B Financial Services (Note 18)	$10,000
Docherty Management Ltd.	CAD$12,500

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015. The Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has $1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract. The Company may pay Mr. Docherty a bonus from time to time, at its sole discretion. Mr. Docherty will be entitled to receive common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are:

•	Upon signing: A grant of 500,000 stock options priced one-cent above market prices at the time of award. (granted)
•	90 Days after signing: A grant of 500,000 restricted common shares (Completed - 462,000 restricted common shares issued with cash payment of $16,000, as mutually agreed to between the parties).
•	Twelve months after signing: A grant of 300,000 stock options priced one-cent above market prices at the time of award (granted).
•	18 months after signing: A grant of 300,000 restricted common shares (252,000 restricted common shares issued with cash payment of $6,240, as mutually agreed to between the parties).
•

During the first twelve (12) months after signing; for combined Lexaria Energy and ViPova™™ products and including all combined sales efforts, achieving non- refundable sales of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 100,000 Company shares (expired); and, after the first12 months after signing and expiring 24 months after signing; for combined Lexaria Energy and ViPova™ products and including all sales efforts, achieving non- refundable sales of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 50,000 Company shares; this clause is limited to one payment per customer during the 24-month period, but payable on each customer that meets these sales thresholds;

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

Lease

The Company has lease commitments for its office space for CAD$826 per month. The lease require a 90-day termination notice.

Convertible Debenture

The Company has issued a convertible debenture for $45,000, maturing on August 31, 2020. The convertible debenture accrues interest at 10% per annum, payable in quarterly installments (Note 11).

Marketing, Branding, and Investor Relations Advisory

During fiscal 2016, the Company entered into a service agreement with an arm’s length service provider for marketing, branding, and investor relations advisory services (the “Advisory Agreement”). The Advisory Agreement has a term of one year with automatic renewal but can be terminated by either party with 30 days’ notice. In exchange for services, the Company issued 250,000 common shares upon signing of the agreement. Pursuant to the Advisory Agreement, the Company is to issue share purchase warrants for purchase of 250,000 common shares, on a monthly basis, with exercise price that is the average of the daily closing prices of the preceding month with a minimum of $0.08 per share. The warrants will have a term of five years from the date of issuance. Durng the three months ended November 30, 2016, the Company issued 750,000 warrants as fees for the months of August, September, and October, 2016.

The Company reached an amendment to the Advisory Agreement to defer the issuance of warrants on a monthly basis until the month of January 2017. The Advisory Agreement was cancelled subsequent to the three months ended November 30, 2016 and as a result, the Company is not obligated to issue any additional related share purchase warrants.

18.	Subsequent Events

•

On December 1, 2016, the Company amended its agreement with CAB for a revised consulting fee of $12,000 per month. The term of the amended agreement is two years but can be terminated by either party by providing two months notice.

During the first 12 months after the date of the amended agreement with CAB, upon the Company achieving non-refundable revenues of $200,000 to any signle customer in any consecutive 60-day period, CAB would be entitled to an award of 100,000 restricted common shares of the Company and after the first 12-month period, expiring after 24 months of the amended agreement, upon the Company achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period, CAB would be entitled to an award of 50,000 restricted common shares of the Company. These awards are limited to one payment per customer during the 24-month period but payable for each customer that meets the revenue thresholds.

During the first 12 months after the amended agreement, the Company achieving non-refundable revenues of $500,000 in any fiscal quarter would result in an award to CAB of 200,000 common shares of the Company and after the first 12 months, expiring 24 months after the amended agreement, the Company achieving non-refundable revenues of $500,000 in any fiscal quarter would result in an award to CAB of 100,000 common shares of the Company. These awards are limited to one payment per fiscal quarter.

During the term of the amended agreement, for each provisional patent application substantively devised by CAB and successfully created, written and filed with the US Patent Office for the Company’s Technology, CAB will be entitled to an award of 250,000 restricted common shares of the Company.

•

On January 9, 2017, the Company issued 500,000 incentive warrants to an arm’s length party in exchange for corporate development services. The exercise price of the incentive warrants is $0.44, vesting immediately, and expiring on January 9, 2018.

•	Subsequent to November 30, 2016, 276,500 incentive stock options and 137,375 warrants were exercised for cash proceeds of $66,779.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As at November 30, 2016, we only had one reporatable segment, being the development and usage, including licensing of our proprietary nutrient infusion technology.

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

During the three-month period ended November 30, 2016 and up to the date of this report, we experienced the following significant corporate developments:

On September 8th, 2016, the Company announced signing new definitive technology licensing and private label agreements. Lexaria will earn a pre-defined premium to costs on all raw ingredient sourcing and manufacturing, and will further earn a pre-defined royalty rate on all gross product sales revenues earned by Timeless Herbal Care Limited. The agreement is for an initial term of 5 years.

On October 11, 2016, the Company retained a consultant to provide market maintenance service for the Company in compliance with regulatory guidelines. The consultant trades shares of the Company on the Canadian Securities Exchange for purposes of maintaining a reasonable market and improving the liquidity of Lexaria’s shares.

On October 11, 2016, in exchange of business advisory services including marketing strategies and assistance in preparing presentation materials, dissemination of information and other business and capital advisory services, the Company granted 250,000 stock options to a consultant with a strike price of $0.14 per share, and expiry term of two years. The Company also pays a compensation of CAD$5,000 to the consultant.

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

On October 26, 2016, the USPTO issued U.S. Patent No. 9474725, Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products.

On October 27, 2016, the Compay received approval to offer existing warrant holders an incentive to exercise warrants early. For each exercise, in addition to the shares, the warrant holders were offered an additional warrant with identical terms. During the period ended November 30, 2016, a total of 3,245,000 warrants were exercised at a weighted average price of $0.2273 and the Company issued 3,245,000 common shares and 3,245,000 warrants with a weighted average exercise price of $0.2273 to buy one additional common share of the Company, expiring May 14, 2017. Total proceeds raised from such incentive amounted to $737,500, of which $600,000 was collected in December 2016.

On November 1, 2016, the Company issued 56,250 shares of its common stock in settlement of $9,000, previously recognized within accounts payable and accrued liabilities.

On November 1, 2016, the Company issued 500,000 warrants to a consultant. Each warrant is valid for purchase of one new common share of the Company at a price of $0.31 per share with and expiration date of May 31, 2017.

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

On November 29, 2016, the Company announced the entry of a letter of intent for the licensing of its proprietary absorption and palatability enhancing technology to Hempco Food and Fiber Inc. (“Hempco”). It is expected that the letter of intent will advance into a definitive agreement, however an assurance cannot be provided to this effect.

On December 1, 2016, the Company amended its agreement with CAB for a revised consulting fee of $12,000 per month. The term of the amended agreement is two years but can be terminated by either party by providing two months notice.

On December 19, 2016, the Company filed to internationally expand its U.S patent number 9474725, granted on October 26, 2016. National filing patent applications in Canada, Australia, Japan, China, India and all 37 countries belonging to the European Patent Convention were filed. All of these filings follow the Company’s initial international Patent Cooperation Treaty patent application.

On December 22, 2016, the Company extended the services of Frontier Merchant Capital Group (“Frontier”) for a period of three months, for a total fee of CAD$25,000. Frontier will assist the Company by increasing market awareness utilizing a number of financial market communication initiatives including media outreach, facilitating in-person introduction for the Company with institutional and retail brokers and investors in cities across Canada and the U.S., and more.

On January 9, 2017, the Company issued 500,000 incentive warrants to an arm’s length party in exchange for corporate development services. The exercise price of the incentive warrants is $0.44, vesting immediately, and expiring on January 9, 2018.

Subsequent to November 30, 2016, 276,500 incentive stock options and 137,375 warrants were exercised for cash proceeds of $66,779.

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

In the production of the products, for each batch of hemp oil purchased as a raw material to be used in ViPova™ branded products, we assess if the product inputs and the completed products comply with all applicable food and drug laws, and that the inputs and the finished products meet all applicable legal and quality standards including and as it relates to hemp oil content; THC content; molds and mildews; heavy metals; and may measure additional components.

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

PoViva Tea LLC has filed patents pending, and has received one granted patent,to bind active hemp oil ingredients with a lipid, potentially allowing for more efficient and comforting delivery of the CBD.

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

Lexaria commissioned three new websites in 2015 – one for ViPova™-branded food products, another for a new Lexaria corporate website, and a third for Lexaria Energy branded food products - which were completed throughout 2015. All the sites are in operation and the two food products websites allow customers to place orders and interact with normal e-commerce capabilities. The majority of our product have taken place through these websites. A contracted national distribution center ensures rapid and accurate fulfillment of all orders. A 1-800 ordering center has also been placed into operation.

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

The Company has since expanded this patent internationally. National filing patent applications in Canada, Australia, China, Japan, and India and all 37 countries belonging to the European Patent Convention have been filed. All of these filings follow the initial international PCT patent application number PCT/US2015/035128.

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

RELEVANCE: Lexaria postulates that delivery of nicotine to satisfy current demand, utilizing our patented lipid-delivery technology in common food groups, could shift demand from smoking cigarettes to alternative nicotine-based food products. Since most of the adverse health outcomes of nicotine consumption are associated with the delivery method and only to a lesser degree to the actual ingestion of nicotine, there could be a vast positive community health outcome through the reduction in smoking cigarettes. Additional research and regulatory compliant investigations would need to be conducted before otherwise healthy foods such as tea, coffee or energy bar snacks containing nicotine could be introduced. Nicotine is a named molecule in the latest Lexaria patent applications.

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

RELEVANCE: Lexaria postulates that delivery of fat soluble vitamins through its patented lipid-based delivery mechanism may result in less waste and lower dosages required than most current pill forms. As well, ingestion of pills is an unpleasant experience for many people so it is possible that vitamin delivery through common food groups could vastly expand market demand for this sector. Vitamin E is a named molecule in the latest Lexaria patent applications.

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying infusion technology.

On August 24, 2015, the Company announced potential industry-changing achievements in enhanced gastrointestinal absorption of cannabidiol (CBD) utilizing Lexaria’s technology. The third-party testing was conducted in two phases of in vitro tests beginning in June and completed in August, 2015.

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

CBD has been repeatedly found to provide beneficial pain relieving, anti-inflammatory, anti-anxiety, neuroprotection, anti-psychotic, and anti-convulsive effects among others. Lexaria’s patented technology could significantly reduce individual serving requirements for CBD to consumers. This could lead to reduced costs of consumption for consumers and increased profitability for Lexaria.

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

Competition in alternative health sectors and in consumer products in the USA is fierce. We expect to encounter competitive threats from existing participants in the sector and new entrants. Although PoViva Tea LLC has filed patent applications to protect intellectual property, there is no assurance that patents will be granted nor that other firms may not file superior patents pending. Food supplements, organic foods, and health food markets are all well established and our Company will face many challenges trying to enter these markets.

Competition within the federally legal market for medical marijuana in Canada is intense, with many licensed producers regulated by the Federal Government of Canada. Many of these companies are well capitalized and capable of developing competing technologies. There is no way to predict the outcome of natural competition and how it may affect our Company in Canada.

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

Corporate Offices

The address of our principal executive office is 156 Valleyview Rd., Kelowna, BC, Canada, V1X 3M4. We have 1,500 square feet of office space, which includes four executive offices for a monthly rate of CAD$826. Our current locations provide adequate office space for our purposes at this stage of our development.

Employees

We primarily use sub-contractors and consultants in the medical marijuana operations and alternative health products.

On November 27, 2008 amd subsequent revised on December 1, 2014, we entered into a consulting agreement with CAB Financial Services Ltd., a British Columbia company. The consulting services provided by CAB Financial are on a continuing basis for a consideration of $10,000 per month plus applicable taxes. CAB Financial is a consulting company controlled by our chief executive officer, Christopher Bunka.

On December 1, 2016, we amended the agreement with CAB for a revised consulting fee of $12,000 per month. The term of the amended agreement is two years but can be terminated by either party by providing two months notice.

During the first 12 months after the date of the amended agreement with CAB, upon the Company achieving non-refundable revenues of $200,000 to any signle customer in any consecutive 60-day period, CAB would be entitled to an award of 100,000 restricted common shares of the Company and after the first 12-month period, expiring after 24 months of the amended agreement, upon the Company achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period, CAB would be entitled to an award of 50,000 restricted common shares of the Company. These awards are limited to one payment per customer during the 24-month period but payable for each customer that meets the revenue thresholds.

During the first 12 months after the amended agreement, the Company achieving non-refundable revenues of $500,000 in any fiscal quarter would result in an award to CAB of 200,000 common shares of the Company and after the first 12 months, expiring 24 months after the amended agreement, the Company achieving non-refundable revenues of $500,000 in any fiscal quarter would result in an award to CAB of 100,000 common shares of the Company. These awards are limited to one payment per fiscal quarter.

During the term of the amended agreement, for each provisional patent application substantively devised by CAB and successfully created, written and filed with the US Patent Office for the Company’s Technology, CAB will be entitled to an award of 250,000 restricted common shares of the Company.

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

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015. The Company executed a twenty-four-month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with monthly compensation of CAD$12,500 and shall increase to a total of CAD$15,000 per month effective at that time when the Company has $1,000,000 or more in cash in its bank accounts, and continue at CAD$15,000 per month from that moment until the termination or completion of the contract. The Company may pay Mr. Docherty a bonus from time to time, at its sole discretion. Mr. Docherty will be entitled to receive common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are:

•	Upon signing: A grant of 500,000 stock options priced one-cent above market prices at the time of award. (granted).
•	90 Days after signing: A grant of 500,000 restricted common shares (Completed - 462,000 restricted common shares issued with cash payment of $16,000, as mutually agreed to between the parties).
•	Twelve months after signing: A grant of 300,000 stock options priced one-cent above market prices at the time of award (granted).
•	18 months after signing: A grant of 300,000 restricted common shares (252,000 restricted common shares issued with cash payment of $6,240, as mutually agreed to between the parties).
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

Revenue Recognition

Produce revenue

ViPova™ product and Lexaria Energy product revenues are recorded using the sales method whereby our Company recognizes product sales based on the amount of products sold to purchasers. Cost of goods sold is recognized in the same period in which the revenue is earned.

Licensing revenue

Pursuant to the license agreements for the Company’s patented technology, the licensee acquired territorial licenses for an upfront fee. The Company is also required to provide support services in connection with the licensees use of the technology over the term of the license. As the support services will not be sold on a stand-alone basis, the Company is unable to establish vendor-specific objective evidence of their fair value to be able to allocate the proceeds objectively to such services and the license. Accordingly, the up-front fee is being recognized ratably over the term of the license, which is initially for two years.

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

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broarder range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for Lexaria beginning September 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

Results of Operations – Three Months Ended November 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended November 30, 2016, which are included herein.

Our operating results for the three months ended November 30, 2016 and 2015 and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months	Change
	Ended	Ended	Between the
	November 30	November 30	Periods
	2016	2015
	$	$	$
Sales	9,225	10,787	(1,562)
Cost of Goods Sold	(888)	(14,383)	13,495
General and Administrative	(408,890)	(408,146)	(744)
Net loss	(400,553)	(411,742)	11,189

Our financial statements report a net loss of $400,553 for the three-month period ended November 30, 2016 compared to a net loss of $411,742 for the same period in 2015. Our overall general and administrative costs in the three-month period ending November 30, 2016 were consistent with the cost incurred during the year-earlier period, but varied between different categories. Although our accounting and audit fees decreased as well as our advertising and promotions cost, we incurred higher consulting fees, primarily due to the recognition of the fair value of common shares and share purchase warrants granted our consultants. We also incurred higher costs related to our investor relations activities during the three months ended November 30, 2016 compared to 2015.

Revenues remain low in a reflection of the unique challenges in operating in a constantly changing regulatory environment with consumer products that are new to most consumers. The Company continues to pursue more widespread distribution possibilities which have the potential to unlock more significant consumer revenues. Meanwhile the Company continues to record growing pro-rata amounts of technology licensing revenues.

Breakdown of general and administrative categories representing significant change in costs incurred between the three months ended November 30, 2016 and 2015 are as follows:

	Three Months	Three Months	Change
	Ended	Ended	Between the
General and Administrative Categories	November 30	November 30	Periods
	2016	2015
	$	$	$
Accounting and Audit	6,099	50,630	(44,531)
Advertising and Promotions	11,928	99,771	(87,843)
Consulting Fees	269,163	157,461	111,702
Investor Relations	23,717	-	23,717

Readers are cautioned that the Company is still at an early stage of its development and the revenue of $9,225 represents the start-up of our entry into a new business sector. The Company is building product sales channels in internet-based locations, and also through the formation and launching of a direct sales model. Continued efforts are also progressing to increase exposure of the ViPova™ brand and of the Lexaria Energy brand. All of our product sales at this early stage are likely to be non-representative. Our consumer product sales only accounted for a small portion of our total revenue during the three months ended November 30, 2016 compared to100% of our revenue during the same period in 2015. This is due to our focus on generating revenues through other avenues such as the licensing of the Company’s patented technology as well as our focus on developing additional products.

Our revenue from technology licensing to third parties amounted to $8,250 (2015 - $nil) during the three months ended November 30, 2016, representing 89% (2015 – 0%) of our total revenues. We expect this trend to continue in the future. At the time of this report, the Company has two definitive license agreements and has also entered into additional letters of intent for similar agreeements. The Company also has several sets of negotiations ongoing for additional technology licensing agreements and has also entered into an Memorandum of Understanding to form a joint venture to develop, produce, and sell a line of healthy edible cannabinoid products using our patented technology. Due to the service provisions in our licensing agreements, the Company recognizes it Territorial License fee revenues ratably over the course of these agreements. During the three months ended November 30, 2016, the Company earned $10,000 from its Territorial License fees and $2,000 from its Usage Fees, of which $8,250 was recognized in its consolidated financial statements. The revenue recognized in the Company’s statement of operations is therefore not reflective of its cash revenues.

The Company’s early-stage revenue figures are not expected to be representative of longer term trends, and any single commercial order or technology licensing arrangement could be disruptive to longer term averages.

Liquidity and Financial Condition

	November 30	August 31
Working Capital	2016	2016
	$	$
Current assets	1,067,108	510,166
Current liabilities	468,550	433,881
Working capital balance (deficiency)	598,558	76,285

The Company’s working capital balance increased during the three months ended November 30, 2016 as a result of its financing activities during the period, including the provision of early warrant exercise incentives, which resulted in the Company raising in excess of $737,000 (of which $600,000 were collected during December 2016). The Company raised approximately $419,000 during its fiscal 2016.

	Three Months Ended
	November 30	November 30
Cash flows	2016	2016
	$	$
Cash flows used in operating activities	(100,987)	(208,950)
Cash flows used in investing activities	(13,684)	(3,094)
Cash flows provided by financing activities	145,508	36,000
Increase (decrease) in cash	30,837	(176,044)

Operating Activities

The decrease in the net cash used in operating activities during the three months ended November 30, 2016 compared to 2015 is the result of reduced expenditures and the Company’s efforts to settle its obligations using equity instruments, instead of cash, as described above.

Investing Activities

During the three months ended November 30, 2016, the Company continued its investment in expanding its patent applications. During the same period in 2015, the Company acquired an office equipment. There were no other significant investing activities during the periods.

Financing Activities

The Company raised a total of $150,008 from equity issuances from exercise of its outstanding stock options and warrants, as noted above. The Company also made a contractual payment of $4,500 on the principal amount of the loan from its chief executive officer. During the three months ended November 30, 2015, the Company raised $36,000 from private placements.

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

As of November 30, 2016, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and our chief executive and chief financial officer (also our principal executive and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive and financial officer (also our principal executive and accounting officers) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our revenues now are generated from being a food sciences and products company. We should be considered to be a start-up: the revenue recognized for the three months ended November 30, 2016 was $9,225.

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

* Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated January 10, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By:	/s/ " John Docherty "
John Docherty,
President and Director
(Principal Executive Officer)
January 12, 2017

By:	/s/ " Chris Bunka "
Chris Bunka,
Chief Executive Officer, Chief Financial Officer, Chairman and Director
(Principal Executive Officer)
January 12, 2017