Form 10-Q
period 2017-02-28
Lexaria Bioscience Corp.
filed 2017-04-14
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission File Number ____________________________

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
61,005,759 common shares issued and outstanding as of April 14, 2017

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexaria Bioscience Corp.’s (“Lexaria” or the “Company”) unaudited interim consolidated financial statements for the six-month period ended February 28, 2017 form part of this quarterly report. They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28	August 31
	2017	2016
	(Unaudited)
ASSETS
Current
Cash	$523,633	$93,409
Accounts and other receivable (Note 7)	23,630	131,083
Inventory (Note 8)	143,367	134,724
Prepaid expenses and deposit	113,062	150,950
Total Current Assets	803,692	510,166
Patents (Note 9)	63,261	53,997
Equipment	2,166	2,475
	65,427	56,472
TOTAL ASSETS	$869,119	$566,638

LIABILITIES
Current
Accounts payable and accrued liabilities	$25,963	$90,010
Unearned revenue (Note 10)	24,969	12,500
Due to related parties (Note 15)	282,615	331,371
Total Current Liabilities	333,547	433,881

Convertible debenture (Note 11)	45,000	45,000
TOTAL LIABILITIES	378,547	478,881

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 56,293,479 common shares at February 28, 2017 and 51,288,473 common shares at August 31, 2016	56,292	51,288
Additional paid-in capital	12,778,765	11,515,419
Deficit	(12,143,889)	(11,300,662)
Equity attributable to shareholders of the Company	691,168	266,045
Non-Controlling Interest	(200,596)	(178,288)
Total Stockholders' Equity	490,572	87,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$869,119	$566,638

The accompanying notes are an intergral part of these consolidated financial statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28	February 29	February 28	February 29
	2017	2016	2017	2016
Revenue	12,602	15,154	21,827	25,941
Cost of Goods Sold	(14,872)	(19,237)	(15,760)	(33,620)
Gross profit (loss)	(2,270)	(4,083)	6,067	(7,679)

Expenses
Accounting and audit	15,760	(12,264)	21,859	38,366
Depreciation	372	154	744	309
Insurance	5,179	5,427	10,359	6,839
Advertising and promotions	38,881	55,303	50,809	155,074
Bank charges and exchange (gain) loss	5,182	1,270	5,257	3,784
Stock based compensation (Note 13)	9,538	9,538	36,642	37,948
Consulting (Note 15)	251,216	113,507	520,379	270,968
Fees and dues	24,683	15,980	40,055	30,511
Interest expense from loan payable	1,951	-	3,306	78
Investor relations	26,962	16,000	50,679	16,000
Legal and professional	59,488	9,963	69,484	14,835
Office and miscellaneous	3,492	4,614	6,401	8,659
Research and development	7,778	6,851	15,039	8,829
Rent	2,851	7,754	7,036	14,129
Taxes	32	-	32	-
Telephone	807	1,504	1,717	3,634
Travel	8,039	12,091	27,879	34,414
Inventory write-off (Note 8)	501	22,782	3,925	34,246
	462,712	270,474	871,602	678,623
Net loss and comprehensive loss for the period	(464,982)	(274,557)	(865,535)	(686,302)
Net loss and comprehensive loss attributable to:
Common shareholders	(447,782)	(259,842)	(843,227)	(642,312)
Non-controlling interest	(17,200)	(14,715)	(22,308)	(43,990)
Basic and diluted loss per share	(0.01)	(0.01)	(0.02)	(0.02)
Weighted average number of common shares outstanding
- Basic and diluted	55,522,757	48,203,111	53,596,221	41,868,025

The accompanying notes are an integral part of these consolidated financial statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28	February 29
	2017	2016
Cash flows used in operating activities
Net loss for the period	(865,535)	(686,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	36,642	37,948
Depreciation	744	309
Inventory write-off	3,925	34,246
Other non-cash items	280,288	9,141
Change in working capital:
Accounts and other receivable	13,953	(12,274)
Inventory	(12,568)	26,550
Prepaid expenses and deposit	18,813	103,218
Accounts payable and accrued liabilities	(47,047)	195,388
Due to related parties	(30,756)	-
Unearned revenue	12,469	-
Net cash used in operating activities	(589,072)	(291,776)

Cash flows used in investing activities
Patent	(9,699)	(12,270)
Acquisition of equipment	-	(2,785)
Net cash used in investing activities	(9,699)	(15,055)

Cash flows from financing activities
Repayment of loan to a related party	(18,000)	-
Proceeds from private placements	93,500	86,980
Proceeds from exercise of stock options	148,709	-
Proceeds from exercise of warrants	804,786	-
Net cash from financing activities	1,028,995	86,980

Increase (decrease) in cash	430,224	(219,851)
Cash, beginning of period	93,409	260,075
Cash, end of period	523,633	40,224
Supplemental information of cash flows:
Interest paid in cash	3,306	-
Common shares issued to settle accounts payable	17,000	-
Stock based compensation recognized in prepaid expenses	19,075	19,075

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL			TOTAL
			PAID-IN			STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	EQUITY
		$	$	$	$	$
Balance, August 31, 2015	43,838,286	43,838	10,814,460	(10,085,889)	(115,812)	656,597
Shares issued for services	625,000	625	78,875	-	-	79,500
Non-controlling Interest	-	-	-	-	(62,476)	(62,476)
Stock based compensation	-	-	83,865	-	-	83,865
Private placement of shares, net of issuance cost	5,266,858	5,267	414,025	-	-	419,292
Private placement subscription receivable	1,558,333	1,558	91,942	-	-	93,500
Warrants to be issued for services	-	-	32,252	-	-	32,252
Net loss	-	-	-	(1,214,773)	-	(1,214,773)

Balance, August 31, 2016	51,288,477	51,288	11,515,419	(11,300,662)	(178,288)	87,757
Shares issued for services	451,627	451	76,309	-	-	76,760
Non-controlling Interest	-	-	-	-	(22,308)	(22,308)
Stock based compensation	-	-	17,567	-	-	17,567
Warrants issued for services	-	-	220,528	-	-	220,528
Exercise of stock options for cash	888,500	889	147,820	-	-	148,709
Exercise of warrants for cash	3,664,875	3,664	801,122	-	-	804,786
Net loss	-	-	-	(843,227)	-	(843,227)
Balance, February 28, 2017 (Unaudited)	56,293,479	56,292	12,778,765	(12,143,889)	(200,596)	490,572

The accompanying notes are an integral part of these consolidated financial statements

LEXARIA BIOSCIENCE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2017
(Expressed in U.S. Dollars)

(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements for the six months ended February 28, 2017 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

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

The Company’s unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss attributable to its shareholders of $843,227 for the six months ended February 28, 2017 (2016: $642,312) and at February 28, 2017 had a deficit accumulated since its inception of $12,143,889 (August 31, 2016: $11,300,662). The Company had a working capital balance of $470,145 as at February 28, 2017 with net cash used in operating activities of $589,072 during the six months ended Febraury 28, 2017. The Company requires additional funds to maintain its operations and developments. These conditions raise substantial doubt about our Company’s ability to continue as a going concern. Management’s plans in this regard are to continue to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time and the financing environment is difficult.

These unaudited interim consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with the fair value up to the amount of taxes owed using the maximum statutory rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeiture awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as in currently required. The amendments of this ASU are effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company does not grant non-statutory stock options and, as such, does not expect this guidance to have a material impact on its consolidated financial statements.

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

7.	Accounts and Other Receivable

	February 28	August 31
	2017	2016
	$	$

Territory License Fee receivable (Note 10)	10,000	10,000
Receivable from product sales	641	-
Sales tax receivable	12,989	27,583
Subscription receivable (Note 12)	-	93,500
	23,630	131,083

8.	Inventory

	February 28	August 31
	2017	2016
	$	$

Raw materials	52,440	27,358
Finished goods	90,927	94,349
Work in progress	-	13,017
	143,367	134,724

During the six months ended February 28 2017, the Company wrote down $3,925 (2016 - $34,246) of inventory to reflect its net realizable value.

9.	Patents

	February 28	August 31
	2017	2016
	$	$

Balance – Beginning	53,997	36,989
Addition	9,699	17,008
Amortization	(435)	-
Balance – Ending	63,261	53,997

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

The Company determined that the provision of the support services is a separate deliverable under the licensing agreement. As the support services will not be sold on a stand-alone basis, the Company is unable to establish a vendor-specific objective evidence of fair value of such services to be able to objectively allocate the Territory License fee receipts between the license and the support services. Accordingly, the Company recognizes revenue ratably over the term of the Licensing agreement. During the six months ended February 28, 2017, the Company recognized $12,431 of Territorial License fee and also recognized $6,000 in Usage Fee (2016 - $nil, and $nil, repectively). As at February 28, 2017 a total of $10,000 in Territorial License and Usage Fee is receivable from the Licensee (August 31, 2016 - $10,000).

As at February 28, 2017, the Company also received $4,900 in advance payments for future delivery of its manufactured products.

	February 28	August 31
	2017	2016
	$	$

Balance – Beginning	12,500	-
Territorial License fees received/receivable	20,000	20,000
Advance payments on product sales	4,900	-
Earned revenue	(12,431)	(7,500)
Balance - Ending	24,969	12,500

11.	Convertible Debenture

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

During the six months ended February 28, 2017, the Company paid interest of $2,250 in connection with the convertible debenture (2015 - $nil).

12.	Common Shares and Warrants

Fiscal 2017 Activity

On October 11, 2016, pursuant to its agreement with Docherty Management Ltd. (Note 17), the Company issued 252,000 restricted common shares with a value of $35,760.

On October 11, 2016, pursuant to the Advisory Agreement, the Company issued 750,000 warrants with an exercise price of $0.14 per share and term of five years, in return for consulting services provided in August, September, and October. The Company recognized the fair value of $32,252 from 250,000 of such warrants for services received during the month of August 2016, during the year ended August 31, 2016, and during the three months ended November 30, 2016, further recognized $59,490 for the remaining 500,000 warrants issued in return for consulting services received during the months of September and October 2016.

The Company reached an agreement with a director to settle the outstanding amount pursuant to a marketing agreement (Note 17), through issuance of common shares of the Company. To settle the outstanding amount of $16,000 for four months to October 31, 2016, the Company issued 114,286 shares of its common stock at a value of $0.14 per share, on October 11, 2016. On February 17, 2017, the Company issued a further 29,091 common shares to settle $16,000 of fees incurred during the four months ended February 28, 2017. A total of $8,000 of the $32,000 was recognized as consulting fees during the year ended August 31, 2016.

On October 27, 2016, the Company issued 56,250 shares of its common stock in settlement of $9,000, recognized within accounts payable and accrued liabilities as at August 31, 2016.

On November 1, 2016, the Company issued 500,000 warrants to a consultant. Each warrant entitles the consultant to purchase one common share of the Company at a price of $0.31 per share with a term expiring on May 31, 2017. The Company recognized $48,313, representing the fair value of such warrants, during the six months ended February 28, 2017.

During November, 2016, the Company provided to its warrant holders, an incentive for early exercise of their previously held warrants. Upon exercise of each warrant, in addition to the common shares of the Company, the warrant holders received a second warrant with identical terms to purchase one additional common share of the Company. The Company raised $737,508 from this early exercise warrant incentive program. A total of 3,245,000 warrants were exercised at a weighted average exercise price of $0.23 and the Company issued 3,245,000 common shares as well as 3,245,000 additional warrants to purchase common shares with an exercise price of $0.23 per share, expiring on May 14, 2017. The fair value of these additional warrants was determined to be $298,777.

On January 10, 2017, the Company issued 500,000 warrants to a consultant. Each warrant entitles the consultant to purchase one common share of the Company at a price of $0.44 per share with a term expiring on January 9, 2018. The Company recognized $112,725, representing the fair value of such warrants, during the six months ended February 28, 2017.

During the six months ended February 28, 2017, a total of 888,500 incentive stock options were exercised for proceeds of $148,709. A further 419,875 warrants were also exercised for proceeds of $67,278.

As at February 28, 2017, Lexaria had 56,293,479 shares issued and outstanding and 13,427,866 warrants issued and outstanding.

A continuity schedule for warrants is presented below:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, August 31, 2015	19,840,186	0.23
Expired	(13,978,286)	0.22
Issued	6,274,341	0.15
Balance, August 31, 2016	12,136,241	0.18
Cancelled	(38,500)	0.18
Exercised	(3,664,875)	0.23
Issued	4,995,000	0.24
Balance, February 28, 2017	13,427,866	0.19

The fair value of warrants granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

February 28
2017
Expected volatility	137% – 138%
Risk-free interest rate	0.65% – 0.82%
Expected life	0.46 – 1.00 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.09 - $0.23

A summary of warrants outstanding as of February 28, 2017 is presented below:

# of Warrants	Weighted	Weighted
	Average	Average
	Remaining	Exercise Price
	Contractual Life	$
5,417,500	0.21 years	0.23
323,400	0.21 years	0.18
500,000	0.25 years	0.31
629,375	0.55 years	0.15
290,400	0.78 years	0.27
500,000	0.86 years	0.23
1,558,525	1.45 years	0.14
3,108,666	1.50 years	0.14
350,000	2.26 years	0.14
750,000	4.62 years	0.14
13,427,866	1.00 year(s)	0.19

13.	Stock Options

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

During the six months ended February 28, 2017, a total of 888,500 incentive stock options were exercised for proceeds of $148,709.

During the six months ended February 28, 2017, the Company recorded $36,642 (2016 - $37,948) as stock based compensation of which $17,567 (2016 - $18,873) pertained to the stock options granted during the period with the remaining being the recognition of expense from previous grants.

A continuity schedule for stock options is presented below:

		Weighted
	Number of	Average Exercise
	Options	Price
		$
Balance, August 31, 2015 (vested and outstanding)	4,070,000	0.15
Expired	(385,000)	0.32
Cancelled	(935,000)	0.16
Granted	735,000	0.13
Balance, August 31, 2016 (vested and outstanding)	3,485,000	0.13
Exercised	(888,500)	0.17
Granted	250,000	0.14
Balance, February 28, 2017 (vested and outstanding)	2,846,500	0.12

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

February 28
2017
Expected volatility	108%
Risk-free interest rate	0.83%
Expected life	2.00 years
Dividend yield	0.00%
Estimated fair value per option	$0.07

A summary of the stock options as at February 28, 2017, is presented below:

# of Stock Options	Weighted	Weighted	Aggregate
	Average	Average	Intrinsic Value
	Remaining	Exercise Price
	Contractual Life	$	$
247,500	1.30 years	0.09	106,200
374,000	2.40 years	0.23	109,480
990,000	2.81 years	0.10	415,800
275,000	2.93 years	0.09	118,000
550,000	3.07 years	0.09	236,000
110,000	3.55 years	0.17	38,200
300,000	4.13 years	0.11	123,000
2,846,500	2.86 years	0.12	1,146,680

14.	Revenues

	Six Months Ended
	February 28	February 29
	2017	2016
	$	$

Product sales	3,019	24,928
Licensing revenue (Note 10)	18,431	-
Freight revenue	377	1,013
	21,827	25,941

15.	Related Party Transactions

During the six months ended February 28, 2017, the Company incurred, in monthly fees, $64,000 to C.A.B Financial Services (“CAB”) (2016 - $60,000) and to Docherty Management Limited $56,505 (2016 - $55,420). All fees incurred were included as consulting on the Company’s statement of operations. CAB is owned by the CEO of the Company and Docherty Management Ltd. (“Docherty Management”) is owned by the President of the Company.

Pursuant to its agreement with Docherty Management (Note 17), the Company issued 252,000 restricted common shares with a value of $35,760 and cash compensation of $6,240, upon the 18 month contract anniversary between the Company and Docherty Management.

On July 25, 2016, the Company entered into a loan agreement with CAB for a principal amount of $50,000. The term of the loan agreement is 15 months, with an interest free period for the first three months. For the final 12 months, Lexaria is obligated to pay simple interest at the rate of 8% per annum. During the six months ended February 28, 2017, the Company paid $18,000 to CAB as repayment of a portion of the principal and also paid $1,056 in interest.

During fiscal 2016, the Company entered into a advisory agreement with a Company controlled by a director for compensation of $4,000 per month. During the six months ended February 28, 2017, the Company incurred $24,000 in such fees, recorded as consulting on the Company’s statement of operations.

During the six months ended February 29, 2016, the Company incurred $33,424 to BKB Management Ltd, a company owned by the previous CFO of the Company for management, consulting and accounting services and $9,000 to a senior vice president for executive management consulting. Both these agreements were terminated during fiscal 2016.

As at February 28, 2017, $282,615 (August 31, 2016 - $331,371), inclusive of the loan noted above, was payable to related parties. Included in unearned revenue is $4,900 in advance receipts for product sales from a director of the Company (Note 10).

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

17.	Commitments, Significant Contracts and Contingencies

Management Agreements

The Company is party to the following contractual commitments with service providers.

Party	Monthly Commitment
C.A.B Financial Services	$12,000
Docherty Management Ltd.	CAD$15,000

C.A.B Financial Services

The Company has an agreement with CAB for a consulting fee of $12,000 per month. The term of the agreement is two years but can be terminated by either party by providing two months notice. The Company may pay Mr. Bunka a bonus from time to time, at its sole discretion. Mr. Bunka will be entitled to receive common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are:

  During the first 12 months after the date of the agreement with CAB, upon the Company achieving non- refundable revenues of $200,000 to any single customer in any consecutive 60-day period, CAB would be entitled to an award of 100,000 restricted common shares of the Company and after the first 12-month period, expiring after 24 months of the amended agreement, upon the Company achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period, CAB would be entitled to an award of 50,000 restricted common shares of the Company. These awards are limited to one payment per customer during the 24-month period but payable for each customer that meets the revenue thresholds.

  During the first 12 months after the agreement, the Company achieving non-refundable revenues of $500,000 in any fiscal quarter would result in an award to CAB of 200,000 common shares of the Company and after the first 12 months, expiring 24 months after the amended agreement, the Company achieving non-refundable revenues of $500,000 in any fiscal quarter would result in an award to CAB of 100,000 common shares of the Company. These awards are limited to one payment per fiscal quarter.

  During the term of the agreement, for each provisional patent application substantively devised by CAB and successfully created, written and filed with the US Patent Office for the Company’s Technology, CAB will be entitled to an award of 250,000 restricted common shares of the Company.

Docherty Management Ltd.

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015. On March 1, 2017, the Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with monthly compensation of CAD$15,000, superseding the previous agreement of monthly compensation of CAD$12,500. The Company may pay Mr. Docherty a bonus from time to time, at its sole discretion. Pursuant to the previous agreement, Mr. Docherty received 800,000 stock options and 924,000 restricted common shares of the Company. Mr. Docherty will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are:

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

Office Lease

The Company has lease commitments for its office space for CAD$826 per month. The lease requires a 90-day termination notice.

Convertible Debenture

The Company has issued a convertible debenture for $45,000, maturing on August 31, 2020. The convertible debenture accrues interest at 10% per annum, payable in quarterly installments (Note 11).

Corporate Development

On January 10, 2017, the Company entered into a entered into a service agreement with an arm’s length service provider for corporate development. The agreement is for six months continuing month to month and may be terminated thereafter with one month’s notice for CAD$4,000 per month. The Company may pay the service provider a bonus from time to time, at its sole discretion. The service provider will be entitled to receive common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are:

  For new customers sourced by the Consultant during the first six (6) months after signing; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 100,000 Company shares; and, after the first six months after signing and expiring twelve months after signing; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 50,000 Company shares; this clause is limited to one payment per customer during the 12-month period, but payable on each customer that meets these sales/licensing thresholds;

  For new customers sourced by the Consultant during the first six months after signing; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 200,000 Company shares; and, after the first six months after signing and expiring twelve months after signing; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 100,000 Company shares; this clause limited to one payment per fiscal quarter;

18.	Subsequent Events

A total of 70,625 incentive stock options and 537,375 warrants were exercised for cash proceeds of $115,337.

On April 3, 2017 the Company closed a brokered private placement of 4,104,280 units of the Company at $0.42 per unit for total gross proceeds of $1,723,798. Each unit consists of one common share and one-half of one Share purchase warrant. Each full warrant entitles the holder to acquire one Share at a price of $0.60 per Share for a period of 24 months. A broker fee of 7% of cash ($120,665) and 7% warrants of issued securities 283,300 exercisable at $0.42 and 147,650 exercisable at $0.60 for 24 months.

On April 10, 2017 the Company and Neutrisci International Inc. signed a joint venture agreement (the “JV”) to produce and commercialize a line of healthy, sugar-free, edible cannabinoid mouth-melt products which will utilize Lexaria’s patented technology and Neutrisci’s proprietary pterostilbene tablet form factor. The JV will be named Ambarii Trade Corporation (or similar) (“Ambarii”) and the initial operations will be fully and equally funded by both Lexaria and Neutrisci. Lexaria and Neutrisci will contribute their respective technologies to Ambarii by way of license agreement, and share profits derived from the JV on a 50/50 basis. Ambarii intends to secure licensees in California, Colorado and in Canada to manufacture and sell mouth-melt products containing THC. These products will combine the benefits of each of Lexaria’s and Neutrisci’s existing technologies and ingredient mixes. Ambarii also intends to develop hemp oil based mouth-melt products for distribution through networks including Neutrisci’s existing network of retail distributors as well as other methods.

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

Our unaudited interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

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

Our food sciences activities include the development of our proprietary nutrient infusion technologies for the production of superfoods, and the production of enhanced food products under our two consumer product brands, ViPova™ and Lexaria Energy. Our patented lipid nutrient infusion technology is believed to enable higher bioavailability rates for CBD; THC; NSAIDs; Nicotine and other molecules than is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery. Lexaria has caused to be filed several patent pending applications with the US Patent Office, and also internationally under the Patent Cooperation Treaty (PCT). On October 26, 2016, the USPTO issued U.S. Patent No. 9,474,725, Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. The Company has also received a Notice of Acceptance from the Australian Patent Office with patent issuance date expected in June 2017. Lexaria hopes to reduce other common but less healthy ingestion methods such as smoking as it embraces the benefits of public health.

As at February 28, 2017, we only had one reporatable segment, being the development and usage, including licensing of our proprietary nutrient infusion technology.

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

Our Current Business

Our company’s business plan is currently focused in the USA, on the introduction of hemp oil-infused food products extracted from Agricultural Hemp and on the development of strategic partnerships with licensees for our patented technology in exchange for up front and/or staged licensing fees over time. Secondarily and more generally, we continue to investigate opportunities in the US legal regulated medical marijuana sector where possible; to investigate expansions and additions to our intellectual property portfolio; and, to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. We were issued our first patent by the U.S. Patent and Trademark Office (USPTO) on October 26, 2016 and have received a Notice of Acceptance from the Australian Patent Office with related patent issuance date expected in June 2017. We are seeking additional patent protection for what we believe to be a unique process for the nutritional delivery of certain molecules such as THC, CBD, Nicotine, NSAIDs, and Vitamins. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the six-month period ended February 28, 2017 and up to the date of this report, we experienced the following significant corporate developments:

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

On October 27, 2016, the Compay received approval to offer existing warrant holders an incentive to exercise warrants early. For each exercise, in addition to the shares, the warrant holders were offered an additional warrant with identical terms. During the period ended February 28, 2017, a total of 3,245,000 warrants were exercised at a weighted average price of $0.2273 and the Company issued 3,245,000 common shares and 3,245,000 warrants with a weighted average exercise price of $0.2273 to buy one additional common share of the Company, expiring May 14, 2017. Total proceeds raised from such incentive amounted to $737,500.

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

On January 10, 2017, the Company issued 500,000 incentive warrants to an arm’s length party in exchange for corporate development services. The exercise price of the incentive warrants is $0.44, vesting immediately, and expiring on January 9, 2018.

On January 19, 2017, the Company and NeutriSci International Inc. announced the successful development and initial trial of the industry’s first zero-sugar cannabinoid / pterostilbene edible tablet utilizing both Neutrisci’s and Lexaria’s proprietary and patented technologies. NeutriSci and Lexaria confirmed that the companies expect to officially bind the JV agreement to market and commercialize a line of edible products.

On February 8, 2017, the Company through its wholly owned Canadian subsidiary Lexaria Canpharm Corp., signed and entered a master collaborative research agreement with the National Research Council of Canada (“NRC”) to investigate technical aspects and new opportunities associated with bioavailability enhancement of lipophilic active ingredient compositions. Under the agreement, the Company and the NRC will both provide up to CAD$125,000 in funding for this research, a total investment of up to CAD$250,000. The master research agreement has an 18-month term, during which a number of shorter-term studies will be undertaken. The collaboration will investigate and define the chemical nature of the molecular association that Lexaria`s patented technology is believed to effectuate between lipophilic active agents and fatty acids as solubility and bioavailability enhancing agents.

On February 8, 2017, the Company issued 29,091 shares of its common stock in settlement of $16,000 service fee, previously recognized within accounts payable and accrued liabilities.

On February 27, 2017, the Company received a Notice of Acceptance from the Australian Patent Office that Lexaria’s Australian patent application 2015274698 was accepted with a patent issuance date expected in June, 2017. The Notice of Acceptance covers Lexaria patent application entitled “Food and beverage compositions infused with lipophilic active agents and methods of use thereof”, which has been accepted with the same set of claims previously issued in US Patent No 9,474,725 specific to non-psychoactive cannabinoids.

On March 14, 2017, the Company commenced the formal design phase for studies to be conducted under the master collaborative research agreement with the NRC. A number of studies have been proposed and are currently being evaluated , with the intention to begin work and produce results over multiple intervals in the coming months. In aggregate, results from these studies will add to the understanding of the physical and biochemical characteristics imparted on molecules that have been subjected to Lexaria’s technology, with a view to further demonstrating the power of the technology to prospective commercial partners across the various consumer product sectors the Company is targeting.

During the period from September 1, 2016 to April 14, 2017, in addition to the $737,500 received as a result of the exercised incentivized share purchase warrants described above, the Company received $330,873 from exercise of 959,125 stock options and 957,250 warrants.

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

PoViva Tea LLC has filed patents pending, and has received one granted patent and one Notice of Acceptance of the patent, to bind active hemp oil ingredients with a lipid, potentially allowing for more efficient and comforting delivery of the CBD.

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

In 2015 Lexaria launched the “Lexaria”Energy” brand that is 100% owned by the Company. Lexaria has had manufactured products such as protein energy bars and hemp oil supplements that are designed for people with active lifestyles. The Lexaria Energy brand utilizes the same patented infusion process as does the Vipova line. Because all manufacturing has been conducted through licensed third-party facilities, Lexaria cannot control precise manufacturing schedules and is currently without a suitable location to manage additional protein energy bars. Lexaria is considering additional product lines such as additional fitness products as protein shakes and protein powders, and other supplements including various herbal ingredients, but has not made any final decisions regarding such products at this time.

Lexaria has not secured any widespread distribution for any of its products and needs to do so before product sales can be considered a viable long term business endeavor. Achieving distribution for its products is a goal for Lexaria in upcoming quarters.

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

On October 26, 2016, the USPTO issued U.S Patent No. 9474725, Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to our method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. This is the Company’s first patent granted and has a publish date of October 27, 2016 and protects our technology for twenty years.

The Company has since expanded this patent internationally. National filing patent applications in Canada, Australia, China, Japan, and India and all 37 countries belonging to the European Patent Convention have been filed. All of these filings follow the initial international PCT patent application number PCT/US2015/035128. As of February 27, 2017, a Notice of Acceptance from the Australian Patent Office was received that Lexaria’s Australian patent application 2015274698 has been accepted with a patent issuance date expected in June, 2017. The Notice of Acceptance covers Lexaria patent application entitled “Food and beverage compositions infused with lipophilic active agents and methods of use thereof”, which has been accepted with the same set of claims previously issued in US Patent No 9,474,725.

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

On January 28, 2016, Lexaria signed a distribution agreement with Telluride Coffee Roasters, LLC. That agreement has since expired.

On May 14, 2016, the Company entered into a Licensing Agreement allowing the Licensee, for a two-year period, to utilize the Company’s technology to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the Licensing Agreement to Washington, Oregon, and California. In addition to the granting of the license, the Company will provide support services to the Licensee in connection with the use of the Company’s technology during the term of the Licensing Agreement. The Licensing Agreement is the first contracted, predictable, and significant revenue stream to be achieved as a direct result of Lexaria’s technological advantage in the marketplace. Under the terms of the Licensing Agreement, the Licensee will pay a minimum of $122,000 in pre-defined staged payments to Lexaria over the initial two-year term. As per the Licensing Agreement, if the Licensee were to introduce certain product lines utilizing Lexaria’s technology in each of the four states contemplated, Lexaria could expect to receive a maximum of $1,064,000 over approximately 3.5 years, and the Licensee would enjoy semi-exclusivity to introduce its products in each of those states. This licensee is currently contributing to Lexaria’s revenues as expected.

Lexaria has since entered into further letters of intent for out-licensing its technology and has also collaborated with other parties for production of other products such as edible tablets and to conduct research to investigate technical aspects associated with bioavailability enhancement of lipophilic active ingredient compositions.

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

Compliance with Government Regulation

More than 24 States in the USA have passed some form of legislation related to that state’s permission to grow, cultivate, sell or use marijuana either for medical purposes or for recreational or “adult use” purposes; or both. The various state legislation is not necessarily harmonious with one another, leading to potential conflicts between state laws. It is most often not legal to transport cannabis-related products across state lines.

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

Corporate Offices

The address of our principal executive office is 156 Valleyview Rd., Kelowna, BC, Canada, V1X 3M4. We have 1,500 square feet of office space, which includes four executive offices for a monthly rate of CAD$826. Our current locations provide adequate office space for our purposes at this stage of our development. Additional space may be required if/as the Company decides it requires additional personnel.

Employees

We primarily use sub-contractors and consultants in the intellectual property development and licensing, and alternative health product sectors. We primarily engage with consultants to serve our executive needs.

The Company has an agreement with CAB for a consulting fee of $12,000 per month. The term of the agreement is two years but can be terminated by either party by providing two months notice. The Company may pay Mr. Bunka a bonus from time to time, at its sole discretion. Mr. Bunka will be entitled to receive common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are:

  During the first 12 months after the date of the agreement with CAB, upon the Company achieving non- refundable revenues of $200,000 to any single customer in any consecutive 60-day period, CAB would be entitled to an award of 100,000 restricted common shares of the Company and after the first 12-month period, expiring after 24 months of the amended agreement, upon the Company achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period, CAB would be entitled to an award of 50,000 restricted common shares of the Company. These awards are limited to one payment per customer during the 24-month period but payable for each customer that meets the revenue thresholds.
  During the first 12 months after the agreement, the Company achieving non-refundable revenues of $500,000 in any fiscal quarter would result in an award to CAB of 200,000 common shares of the Company and after the first 12 months, expiring 24 months after the amended agreement, the Company achieving non-refundable revenues of $500,000 in any fiscal quarter would result in an award to CAB of 100,000 common shares of the Company. These awards are limited to one payment per fiscal quarter.
  During the term of the agreement, for each provisional patent application substantively devised by CAB and successfully created, written and filed with the US Patent Office for the Company’s Technology, CAB will be entitled to an award of 250,000 restricted common shares of the Company.

On September 1, 2014, the Company entered into a contract with M&E Services Ltd., wholly owned company by Allan Spissinger as Controller for CAD$2,500 a month plus GST. This contract was amended on December 1, 2014 to CAD$3,400 a month plus GST. Additional work performed is billed on an hourly basis.

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015 and has an agreement with Docherty Management Limited, solely owned by Mr. John Docherty with monthly compensation of CAD$15,000, plus additional milestone payments as follows.

  During the first twelve months after signing; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 100,000 Company shares; and, after the first twelve months after signing and expiring twentyfour months after signing; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 50,000 Company shares; this clause limited to one payment per customer during the 24-month period, but payable on each customer that meets these sales/licensing
  During the first twelve months after signing; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 200,000 Company shares; and, after the first twelve months after signing and expiring twenty-four months after signing; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving nonrefundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 100,000 Company shares; this clause limited to one payment per fiscal quarter;
  During the time this Agreement remains in effect, for each new provisional patent application substantially devised by Consultant and successfully created, written and filed with the US Patent Office for Company- owned intellectual property, a restricted common share award of 250,000 Company shares, this clause not limited to frequency of payment but each patent application to be approved by the Board of Directors of the Company, in advance;

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

Product revenue

ViPova™ product and Lexaria Energy product revenues are recorded using the sales method whereby our Company recognizes product sales based on the amount of products sold to purchasers. Cost of goods sold is recognized in the same period in which the revenue is earned.

Licensing revenue

Pursuant to the license agreements for the Company’s patented technology, the licensee acquired territorial licenses for an upfront fee. The Company is also required to provide support services in connection with the licensees use of the technology over the term of the license. As the support services will not be sold on a stand-alone basis, the Company is unable to establish vendor-specific objective evidence of their fair value to be able to allocate the proceeds objectively to such services and the license. Accordingly, the up-front fee is being recognized ratably over the term of the first license granted, which is initially for two years.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with the fair value up to the amount of taxes owed using the maximum statutory rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeiture awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as in currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company does not grant non-statutory stock options and, as such, does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broarder range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for Lexaria beginning September 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

Results of Operations – Six Months Ended February 28, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended February 28, 2017, which are included herein.

Our operating results for the six months ended February 28, 2017 and 2016 and the changes between those periods for the respective items are summarized as follows:

	Six Months	Six Months	Change
	Ended	Ended	Between the
	February 28	February 29	Periods
	2017	2016
	$	$	$
Sales	21,827	25,941	(4,114)
Cost of Goods Sold	(15,760)	(33,620)	17,860
General and Administrative	(867,677)	(644,377)	(223,300)
Impairment of Inventory	(3,925)	(34,246)	30,321
Net loss	(865,535)	(686,302)	(179,233)

Our financial statements report a net loss of $865,535 for the six month period ended February 28, 2017 compared to 2016 where we incurred a net loss of $686,302. During the six month period ended February 28, 2017, our general and administrative expenses were significantly higher compared to the six months ended February 29, 2016, however the increase primarily is a result of the third party costs primarily settled via issuance of common shares and warrants of the Company. A total value of $280,288 worth of common shares and warrants were issued for services received during the six months ended February 28, 2017. As evident by this, the Company continued to focus on the conservation of its cash resources. We directed our efforts on value creating activities, such as applying for international extensions for its patents and trademark, investor relations programs, and consulting to further intellectual property agreements.

Revenues remain low in a reflection of the unique challenges in operating in a constantly changing regulatory environment with consumer products and technology that are new to most consumers. The Company continues to pursue more widespread distribution possibilities which have the potential to unlock more significant consumer revenues. Meanwhile the Company continues to record growing pro-rata amounts of technology licensing revenues.

Readers are cautioned that the Company is still at an early stage of its development and the revenue of $21,827 represents the start-up of our entry into a new business sector. The Company is building product sales channels in internet-based locations, and also through the formation and launching of a direct sales model. Continued efforts are also progressing to increase exposure of the ViPova™ brand and of the Lexaria Energy brand. All of our product sales at this early stage are likely to be non-representative. Our consumer product sales only accounted for a small portion of our total revenue during the six months ended February 28, 2017 compared to 100% of our revenue during the same period in 2016. This is due to our focus on generating revenues through other avenues such as the licensing of the Company’s patented technology as well as our focus on developing additional products.

Our revenue from technology licensing to third parties amounted to $18,431 (2016 - $nil) during the six months ended February 28, 2017, representing more than 84% (2016 – 0%) of our total revenues. We expect this trend to continue in the future. At the time of this report, the Company has one definitive license agreement and has also entered into additional letters of intent for similar agreeements. The Company also has several sets of negotiations ongoing for additional technology licensing agreements and has also entered into an Memorandum of Understanding to form a joint venture to develop, produce, and sell a line of healthy edible cannabinoid products using our patented technology. Due to the service provisions in our licensing agreements, the Company recognizes it Territorial License fee revenues ratably over the course of these agreements. During the six months ended February 28, 2017, the Company earned $20,000 from its Territorial License fees and $6,000 from its Usage Fees, of which a total of $18,431 was recognized in its consolidated financial statements. The revenue recognized in the Company’s statement of operations is therefore not reflective of its cash revenues. Since the inception of the Company’s licensing agreement entered into during the third quarter of its fiscal 2016, the Company has earned $40,000 of revenue from this sole agreement, of which, $19,931 has been recognized in its financial statements on a cumulative basis.

The Company’s early-stage revenue figures are not expected to be representative of longer term trends, and any single commercial order or technology licensing arrangement could be disruptive to longer term averages. As the Company does not incur additional costs of sales in conjunction with its licensing agreements, it expects its gross margin to improve once this sector of its business reaches a more mature stage.

Results of Operations – Three Months Ended February 28, 2017 and February 29, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended February 28, 2017, which are included herein.

Our operating results for the three months ended February 28, 2017 and February 29, 2016 and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months	Change
	Ended	Ended	Between the
	February 28	February 29	Periods
	2017	2016
	$	$	$
Sales	12,602	15,154	(2,552)
Cost of Goods Sold	(14,872)	(19,237)	4,365
General and Administrative	(462,211)	(247,692)	(214,519)
Impairment of Inventory	(501)	(22,782)	22,281
Net loss	(464,982)	(274,557)	(190,425)

As described above, the significant increase in our general and administrative expenses pertains to non-cash compensation for our consultants. During the three months ended February 28, 2017, the Company issued common shares and warrants in exchange for services of $128,725. The remaining increase in our costs is attributable to value creating activities such as applying for international extensions for patents and trademark, investor relations programs, and consulting to further intellectual property agreements.

During the three months ended February 28, 2017, the Company continued its focus on entering into additional agreements for out-licensing its technology. As described above, as a result of the service provisions in our licensing agreements, the Company only ratably recognizes its revenue earned into its consolidated financial statements. Of the total potential revenue of $10,000 based on the quarterly receipts from its licensee, the Company recognized $6,181 as revenue. The Company entered into its first technology licensing agreement during the third quarter of its fiscal 2016. During the three months ended February 29, 2016, the Company’s primary source of revenue was from its Lexaria Energy and ViPova™ brand products. As noted above, we expect our future revenues to be primarily from our out-licensing agreements, however, we are also expanding our product mix to include pterostilbene edible tablets to further enhance our revenues from selling hemp oil infused consumer products.

Liquidity and Financial Condition

	February 28	August 31
Working Capital	2017	2016
	$	$
Current assets	803,692	510,166
Current liabilities	333,547	433,881
Working capital balance (deficiency)	470,145	76,285

The Company’s working capital balance increased during the six months ended February 28, 2017, as a result of its financing activities during the period, including the provision of early warrant exercise incentives, which resulted in the Company raising in excess of $737,000. Other incentive option and warrant exercises in the period raised an additional $216,000. Comparatively, the Company raised approximately $419,000 during fiscal 2016.

	Six Months Ended
	February 28	February 29
Cash flows	2017	2016
	$	$
Cash flows used in operating activities	(589,072)	(291,776)
Cash flows used in investing activities	(9,699)	(15,055)
Cash flows provided by financing activities	1,028,995	86,980
Increase (decrease) in cash	430,224	(219,851)

Operating Activities

The increase in the net cash used in operating activities during the six months ended February 28, 2017 is primarily the result of the Company’s relative cash position during the respective periods. Even though the Company’s cash expenditures remained relatively consistent during the two periods, Lexaria built a significant payable balance during the six months ended Febraury 29, 2016, whereas during the six months ended February 28, 2017, the Company settled its liabilities as incurred.

Investing Activities

During the six months ended February 28, 2017, the Company continued its investment in expanding its patent applications. During the same period in 2016, the Company also acquired certain office equipment.

Financing Activities

The Company raised a total of $953,495 from equity issuances from exercise of its outstanding stock options and warrants, as noted above. In addition, $93,500 was collected from certain common shares subscribed during fiscal 2016. The Company also made contractual payments of $18,000 on the principal amount of the loan from its chief executive officer. During the six months ended February 29, 2016, the Company raised $86,980 from private placements.

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

As of February 28, 2017, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and our chief executive and chief financial officer (also our principal executive and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive and financial officer (also our principal executive and accounting officers) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2017, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended February 28, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our revenues now are generated from being a food sciences and products company. We should be considered to be a start-up: the revenue recognized for the six months ended February 28, 2017 was $21,827.

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

Item 6. Exhibits

Exhibit	Description
Number
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification - CEO
31.2	Rule 13(a) - 14 (a)/15(d) - 14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

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
April 14, 2017

By:	/s/ " Chris Bunka "
Chris Bunka,
Chief Executive Officer, Chief Financial Officer, Chairman and Director
(Principal Executive Officer)
April 14, 2017