Form 10-Q
period 2017-05-31
Lexaria Bioscience Corp.
filed 2017-07-14
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
66,972,303 common shares issued and outstanding as of July 14, 2017

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexaria Bioscience Corp.’s (“Lexaria” or the “Company”) unaudited interim consolidated financial statements for the nine-month period ended May 31, 2017 form part of this quarterly report. They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31
	2017	2016
	(Unaudited)
ASSETS
Current
Cash	$2,788,978	$93,409
Accounts and other receivables (Note 7)	57,398	131,083
Inventory (Note 8)	128,381	134,724
Prepaid expenses and deposit	104,523	150,950
Total Current Assets	3,079,280	510,166
Patents (Note 9)	63,044	53,997
Equipment	2,011	2,475
	65,055	56,472
TOTAL ASSETS	$3,144,335	$566,638

LIABILITIES
Current
Accounts payable and accrued liabilities	$12,956	$90,010
Unearned revenue (Note 10)	19,600	12,500
Due to related parties (Note 15)	7,446	331,371
Total Current Liabilities	40,002	433,881

Convertible debenture (Note 11)	45,000	45,000
TOTAL LIABILITIES	85,002	478,881

STOCKHOLDERS' EQUITY
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 66,552,303 common shares at May 31, 2017 and 51,288,473 common shares at August 31, 2016	66,552	51,288
Additional paid-in capital	15,681,352	11,515,419
Deficit	(12,483,019)	(11,300,662)
Equity attributable to shareholders of the Company	3,264,885	266,045
Non-Controlling Interest	(205,552)	(178,288)
Total Stockholders' Equity	3,059,333	87,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,144,335	$566,638

The accompanying notes are an intergral part of these consolidated financial statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2017	2016	2017	2016
Revenue	29,253	6,215	51,080	32,156
Cost of Goods Sold	(9,183)	(9,309)	(24,943)	(42,929)
Gross profit (loss)	20,070	(3,094)	26,137	(10,773)

Expenses
Accounting and audit	5,260	8,657	27,119	47,023
Depreciation	372	464	1,116	464
Insurance	4,729	3,999	15,088	11,147
Advertising and promotions	73,271	24,471	124,080	179,545
Bank charges and exchange (gain) loss	5,814	9,059	11,071	12,843
Stock based compensation (Note 13)	-	42,305	36,642	80,253
Consulting (Note 15)	128,537	127,074	648,916	398,042
Fees and dues	15,918	14,536	55,973	45,047
Interest expense from loan payable	1,584	1,047	4,890	1,125
Investor relations	41,002	-	91,681	16,000
Legal and professional	46,367	9,120	115,851	23,955
Office and miscellaneous	9,773	2,047	16,174	10,706
Research and development	8,240	158	23,279	8,987
Rent	4,393	7,586	11,429	21,715
Taxes	-	1,643	32	1,643
Telephone	951	1,165	2,668	4,799
Travel	17,219	7,776	45,098	42,190
Inventory write-off (Note 8)	726	-	4,651	34,246
	364,156	261,107	1,235,758	939,730
Net loss and comprehensive loss for the period	(344,086)	(264,201)	(1,209,621)	(950,503)
Net loss and comprehensive loss attributable to:
Common shareholders	(339,130)	(258,028)	(1,182,357)	(900,340)
Non-controlling interest	(4,956)	(6,173)	(27,264)	(50,163)
Basic and diluted loss per share	(0.01)	(0.01)	(0.02)	(0.02)
Weighted average number of common shares outstanding
- Basic and diluted	60,635,704	45,033,282	55,968,504	42,900,830

The accompanying notes are an integral part of these consolidated financial statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31	May 31
	2017	2016
Cash flows used in operating activities
Net loss for the period	(1,209,621)	(950,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	36,642	80,253
Depreciation	1,116	464
Inventory write-off	4,651	34,246
Other non-cash items	292,288	55,752
Change in working capital:
Accounts and other receivable	(19,815)	16,813
Inventory	1,692	714
Prepaid expenses and deposit	27,352	85,761
Accounts payable and accrued liabilities	(60,054)	267,592
Due to related parties	(273,925)	8,819
Unearned revenue	7,100	-
Net cash used in operating activities	(1,192,574)	(400,089)

Cash flows used in investing activities
Patent	(9,699)	(12,270)
Acquisition of equipment	-	(3,094)
Net cash used in investing activities	(9,699)	(15,364)

Cash flows from financing activities
Convertible Loan	-	45,000
Repayment of loan to a related party	(50,000)	-
Proceeds from private placements	1,635,242	147,480
Proceeds from exercise of stock options	164,762	-
Proceeds from exercise of warrants	2,147,838	-
Net cash from financing activities	3,897,842	192,480

Increase (decrease) in cash	2,695,569	(222,973)
Cash, beginning of period	93,409	260,075
Cash, end of period	2,788,978	37,102
Supplemental information of cash flows:
Interest paid in cash	4,890	1,125
Common shares issued to settle accounts payable	53,000	-
Stock based compensation recognized in prepaid expenses	19,075	28,612

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL			TOTAL
			PAID-IN			STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	EQUITY
		$	$	$	$	$
Balance, August 31, 2015	43,838,286	43,838	10,814,460	(10,085,889)	(115,812)	656,597
Shares issued for services	625,000	625	78,875	-	-	79,500
Non-controlling Interest	-	-	-	-	(62,476)	(62,476)
Stock based compensation	-	-	83,865	-	-	83,865
Private placement of shares, net of issuance cost	5,266,858	5,267	414,025	-	-	419,292
Private placement subscription receivable	1,558,333	1,558	91,942	-	-	93,500
Warrants to be issued for services	-	-	32,252	-	-	32,252
Net loss	-	-	-	(1,214,773)	-	(1,214,773)

Balance, August 31, 2016	51,288,477	51,288	11,515,419	(11,300,662)	(178,288)	87,757
Shares issued for private placement	4,104,280	4,105	1,537,637	-	-	1,541,742
Shares issued for services	486,921	486	88,274	-	-	88,760
Non-controlling Interest	-	-	-	-	(27,264)	(27,264)
Stock based compensation	-	-	17,567	-	-	17,567
Warrants issued for services	-	-	220,528	-	-	220,528
Exercise of stock options for cash	959,125	960	163,802	-	-	164,762
Exercise of warrants for cash	9,713,500	9,713	2,138,125	-	-	2,147,838
Net loss	-	-	-	(1,182,357)	-	(1,182,357)
Balance, May 31, 2017 (Unaudited)	66,552,303	66,552	15,681,352	(12,483,019)	(205,552)	3,059,333

The accompanying notes are an integral part of these consolidated financial statements

LEXARIA BIOSCIENCE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2017
(Expressed in U.S. Dollars)

(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements for the nine months ended May 31, 2017 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2016 audited annual financial statements and notes thereto.

2.	Organization, Business and Going Concern

The Company was formed on December 9, 2004 under the laws of the State of Nevada as an independent oil and gas company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. In March of 2014, the Company began its entry into the bioscience and alternative health and wellness business and discontinued its involvement in the oil and gas business in November 2014. In May 2016, the Company also commenced out-licensing its patented technology for improved delivery of bioactive compounds that promotes healthy ingestion methods, lower overall dosing and higher effectiveness in active molecule delivery. The Company has its office in Kelowna, BC, Canada.

The Company’s unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss attributable to its shareholders of $1,182,357 for the nine months ended May 31, 2017 (2016: $900,340) and at May 31, 2017 had a deficit accumulated since its inception of $12,483,019 (August 31, 2016: $11,300,662). The Company had a working capital balance of $3,039,278 as at May 31, 2017 with net cash used in operating activities of $1,192,574 during the nine months ended May 31, 2017.

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

7.	Accounts and Other Receivables

	May 31	August 31
	2017	2016
	$	$

Territory License Fee receivable (Note 10)	26,392	10,000
Security deposit receivable	1,533	-
Sales tax receivable	29,495	27,583
Subscription receivable (Note 12)	-	93,500
	57,398	131,083

8.	Inventory

	May 31	August 31
	2017	2016
	$	$

Raw materials	6,938	27,358
Finished goods	110,754	94,349
Work in progress	10,689	13,017
	128,381	134,724

During the nine months ended May 31 2017, the Company wrote down $4,651 (2016 - $34,246) of inventory to reflect its net realizable value.

9.	Patents

	May 31	August 31
	2017	2016
	$	$

Balance – Beginning	53,997	36,989
Addition	9,699	17,008
Amortization	(652)	-
Balance – Ending	63,044	53,997

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

The Company determined that the provision of the support services is a separate deliverable under the licensing agreement. As the support services will not be sold on a stand-alone basis, the Company is unable to establish a vendor-specific objective evidence of fair value of such services to be able to objectively allocate the Territory License fee receipts between the license and the support services. Accordingly, the Company recognizes revenue ratably over the term of the Licensing agreement. During the nine months ended May 31, 2017, the Company recognized $25,000 of Territorial License fee and also recognized $12,000 in Usage Fee (2016 - $nil, and $nil, repectively). As at May 31, 2017 a total of $26,000 in Territorial License and Usage Fee is receivable from the Licensee (August 31, 2016 - $10,000).

As at May 31, 2017, the Company also received $4,900 in advance payments for future delivery of its manufactured products and has delivered $2,800 of the products.

	May 31	August 31
	2017	2016
	$	$

Balance – Beginning	12,500	-
Territorial License fees received/receivable	30,000	20,000
Advance payments on product sales	4,900	-
Earned revenue	(27,800)	(7,500)
Balance - Ending	19,600	12,500

11.	Convertible Debenture

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

During the nine months ended May 31, 2017, the Company paid interest of $3,375 in connection with the convertible debenture (2016 - $2,250).

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

On November 1, 2016, the Company issued 500,000 warrants to a consultant. Each warrant entitles the consultant to purchase one common share of the Company at a price of $0.31 per share with a term expiring on May 31, 2017. The Company recognized $48,313, representing the fair value of such warrants, during the nine months ended May 31, 2017.

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

On January 10, 2017, the Company issued 500,000 warrants to a consultant. Each warrant entitles the consultant to purchase one common share of the Company at a price of $0.44 per share with a term expiring on January 9, 2018. The Company recognized $112,725, representing the fair value of such warrants, during the nine months ended May 31, 2017.

On April 3, 2017, the Company closed its brokered private placement of 4,104,280 units at a price per Unit of $0.42 for total gross proceeds of $1,723,798. Each Unit consists of one common share and one-half of one Share purchase warrant. Each whole Warrant entitles the holder to acquire one common share of the Company at a price of $0.60 per Share for a period of 24 months. The Agents received a cash commission of seven percent of the gross proceeds and 287,300 compensation units exercisable for a period of 24 months at an exercise price of $0.42 consisting of one common share and one half share purchase warrant. Each whole compensation warrant is exercisable for one common share at an exercise price of $0.60 for a period of 24 months following closing.

On May 31, 2017, the Company reached an agreement with a director to settle the outstanding amount pursuant to a marketing agreement (Note 17), through issuance of common shares of the Company. To settle the outstanding amount of $12,000 to May 31, 2017, the Company issued 35,294 shares of its common stock at a value of $0.34 per share, on May 31, 2017.

During the nine months ended May 31, 2017, a total of 959,125 incentive stock options were exercised for proceeds of $164,762. A total of 9,713,500 warrants were exercised for proceeds of $2,147,838.

As at May 31, 2017, Lexaria had 66,552,303 shares issued and outstanding and 8,896,681 warrants issued and outstanding.

A continuity schedule for warrants is presented below:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, August 31, 2015	19,840,186	0.23
Expired	(13,978,286)	0.22
Issued	6,274,341	0.15
Balance, August 31, 2016	12,136,241	0.18
Cancelled	(38,500)	0.18
Expired	(965,650)
Exercised	(9,713,500)	0.22
Issued	7,478,090	0.36
Balance, May 31, 2017	8,896,681	0.27

The fair value of warrants granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31
2017
Expected volatility	137% – 138%
Risk-free interest rate	0.65% – 0.82%
Expected life	0.46 – 1.00 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.09 - $0.23

A summary of warrants outstanding as of May 31, 2017 is presented below:

# of Warrants	Weighted	Weighted
	Average	Average
	Remaining	Exercise Price
	Contractual Life	$
625,000	0.29 years	0.15
290,400	0.53 years	0.27
500,000	0.61 years	0.23
1,058,525	1.20 years	0.14
2,839,666	1.25 years	0.14
2,195,790	1.84 years	0.60
287,300	1.84 years	0.42
350,000	2.01 years	0.14
750,000	4.36 years	0.14
8,896,681	1.57 year(s)	0.27

13.	Stock Options

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

During the nine months ended May 31, 2017, a total of 959,125 incentive stock options were exercised for proceeds of $164,762.

During the nine months ended May 31, 2017, the Company recorded $36,642 (2016 - $37,948) as stock based compensation of which $17,567 (2016 - $18,873) pertained to the stock options granted during the period with the remaining being the recognition of expense from previous grants.

A continuity schedule for stock options is presented below:

		Weighted
	Number of	Average Exercise
	Options	Price
		$
Balance, August 31, 2015 (vested and outstanding)	4,070,000	0.15
Expired	(385,000)	0.32
Cancelled	(935,000)	0.16
Granted	735,000	0.13
Balance, August 31, 2016 (vested and outstanding)	3,485,000	0.15
Exercised	(959,1250)	0.17
Granted	250,000	0.14
Balance, May 31, 2017 (vested and outstanding)	2,775,875	0.12

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31
2017
Expected volatility	108%
Risk-free interest rate	0.83%
Expected life	2.00 years
Dividend yield	0.00%
Estimated fair value per option	$0.07

A summary of the stock options as at May 31 2017, is presented below:

# of Stock Options	Weighted	Weighted	Aggregate
	Average	Average	Intrinsic Value
	Remaining	Exercise Price
	Contractual Life	$	$
247,500	1.05 years	0.09	69,075
303,375	2.15 years	0.23	43,300
990,000	2.56 years	0.10	267,300
275,000	2.68 years	0.09	76,750
550,000	2.82 years	0.09	153,500
110,000	3.30 years	0.17	21,700
300,000	3.88 years	0.11	78,000
2,775,875	2.62 years	0.12	709,625

14.	Revenues

	Nine Months Ended
	May 31	May 31
	2017	2016
	$	$

Product sales	12,932	29,826
Licensing revenue (Note 10)	37,392	1,181
Freight revenue	756	1,149
	51,080	32,156

15.	Related Party Transactions

During the nine months ended May 31, 2017, the Company incurred, in fees, $100,000 to C.A.B Financial Services (“CAB”) (2016 - $90,000) and to Docherty Management Limited $131,854 (2016 - $118,651). All fees incurred were included as consulting on the Company’s statement of operations. CAB is owned by the CEO of the Company and Docherty Management Ltd. (“Docherty Management”) is owned by the President of the Company.

Pursuant to its agreement with Docherty Management (Note 17), the Company issued 252,000 restricted common shares with a value of $35,760 and cash compensation of $6,240, upon the 18 month contract anniversary between the Company and Docherty Management.

On July 25, 2016, the Company entered into a loan agreement with CAB for a principal amount of $50,000. The term of the loan agreement is 15 months, with an interest free period for the first three months. For the final 12 months, Lexaria is obligated to pay simple interest at the rate of 8% per annum. During the nine months ended May 31, 2017, the Company repaid the full $50,000 principal to CAB and also paid $1,515 in interest.

During fiscal 2016, the Company entered into a advisory agreement with a Company controlled by a director for compensation of $4,000 per month. During the nine months ended May 31, 2017, the Company incurred $24,000 in such fees, recorded as consulting on the Company’s statement of operations.

During the six months ended February 29, 2016, the Company incurred $33,424 to BKB Management Ltd, a company owned by the previous CFO of the Company for management, consulting and accounting services and $9,000 to a senior vice president for executive management consulting. Both these agreements were terminated during fiscal 2016.

As at May 31, 2017, $7,446 (August 31, 2016 - $331,371) was payable to related parties. Included in unearned revenue is $2,100 in advance receipts for product sales from a director of the Company (Note 10).

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

C.A.B. Financial Services

The Company has an agreement with C.A.B. Financial Services (“CAB”) for a consulting fee of $12,000 per month. The term of the agreement is two years but can be terminated by either party by providing two months notice. The Company may pay Mr. Bunka a bonus from time to time, at its sole discretion. Mr. Bunka will be entitled to receive common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with CAB,:

Revenue Incentive Milestones (Revenue Incentives “A”)

•

Upon the Company achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period, CAB would be entitled to an award of 100,000 restricted common shares of the Company and after the first 12-month period, expiring after 24 months of the amended agreement, upon the Company achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60- day period, CAB would be entitled to an award of 50,000 restricted common shares of the Company. These awards are limited to one payment per customer during the 24-month period but payable for each customer that meets the revenue thresholds.

•

Upon the Company achieving non-refundable revenues of $500,000 in any fiscal quarter would result in an award to CAB of 200,000 common shares of the Company and after the first 12 months, expiring 24 months after the amended agreement, the Company achieving non-refundable revenues of $500,000 in any fiscal quarter would result in an award to CAB of 100,000 common shares of the Company. These awards are limited to one payment per fiscal quarter.

Intellectual Property Milestones (IP Incentives “B”)

•

During the term of the agreement, for each provisional patent application substantively devised by CAB and successfully created, written and filed with the US Patent Office for the Company’s Technology, CAB will be entitled to an award of 250,000 restricted common shares of the Company.

Docherty Management Ltd.

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015. On March 1, 2017, the Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with monthly compensation of CAD$15,000, superseding the previous agreement of monthly compensation of CAD$12,500. The Company may pay Mr. Docherty a bonus from time to time, at its sole discretion. Pursuant to the previous agreement, Mr. Docherty received 800,000 stock options and 924,000 restricted common shares of the Company. Mr. Docherty will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with Docherty Management Ltd.:

•	Revenue Incentives “A” as defined above.
•	IP Incentives “B” as defined above.

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

•

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

On June 1st, 2017, the Company appointed Mr. Allan Spissinger as acting CFO, Corporate Secretary and Treasurer. The Company executed a twelve month consulting contract with M&E Services Ltd., solely owned by Mr. Allan Spissinger with monthly compensation of CAD$8,000. The Company may pay Mr. Spissinger a bonus from time to time, at its sole discretion. Mr. Spissinger was awarded 200,000 incentive stock options exercisable at $0.37 vesting immediately. Mr. Spissinger will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with M&E Services Ltd.:

•	Revenue Incentives “A” as defined above (Note 17).

On June 19th, 2017, the Company executed a contract with Alex Blanchard Capital as manager for investor relations & communications. The agreement is for six months continuing month to month and may be terminated thereafter with one month’s notice for CAD$7,500 per month. Mr. Blanchard was granted 200,000 warrants exercisable at $0.29 and 300,000 stock options exercisable at $0.295 vesting 100,000 options at 1st – 3rd anniversaries of the contract provided that the contract is not terminated. Mr. Blanchard will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with Alex Blanchard Capital:

•	Revenue Incentives “A” as defined above (Note 17).

On June 22nd, 2017, pursuant to its agreement with Docherty Management Ltd. and C.A.B. Financial Services Ltd. the company issued 420,000 restricted common shares and cash compensation of $23,600.

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

Our food sciences activities include the development of our proprietary nutrient infusion technologies for the production of superfoods, and the production of enhanced food products under our two consumer product brands, ViPova™ and Lexaria Energy. In May of 2016 we began outlicensing our patented lipid nutrient infusion technology that is believed to enable higher bioavailability rates for cannabinoids; vitamins NSAIDs; Nicotine and other bioactive molecules than is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery, more rapid delivery to the bloodstream and taste-masking benefits for orally administered bioactive molecules. Lexaria has caused to be filed several patent pending applications with the US Patent Office, and also internationally under the Patent Cooperation Treaty (PCT). On October 26, 2016, the USPTO issued U.S. Patent No. 9,474,725, Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. The Company has also received a Notice of Acceptance from the Australian Patent Office with patent issuance date expected in June 2017. Lexaria hopes to reduce other common but less healthy ingestion methods such as smoking as it embraces the benefits of public health.

As at May 31, 2017, we only had one reporatable segment, being the development and usage, including licensing of our proprietary nutrient infusion technology.

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

Our Current Business

Our company’s business plan is currently focused in the USA, on the development of strategic partnerships with licensees for our patented technology in exchange for up front and/or staged licensing fees over time. Secondarily and more generally, we continue to investigate expansions and additions to our intellectual property portfolio; and, to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. We were issued our first patent by the U.S. Patent and Trademark Office (USPTO) on October 26, 2016 and have received a Notice of Acceptance from the Australian Patent Office with related patent issuance date expected in June 2017. We are seeking additional patent protection for what we believe to be a unique process for the nutritional delivery of certain bioactive molecules such as cannabinoids, Nicotine, NSAIDs, and Vitamins. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the nine-month period ended May 31, 2017 and up to the date of this report, we experienced the following significant corporate developments:

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

On October 11, 2016, in exchange of business advisory services including marketing strategies and assistance in preparing presentation materials, dissemination of information and other business and capital advisory services, the Company granted 250,000 stock options to a consultant with a strike price of $0.14 per share, and expiry term of two years. The Company also pays a compensation of CAD$5,000 to the consultant. This contract was terminated December 12, 2016.

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

On March 24, 2017, the Company executed a twelve month marketing and lead generation campaign with Dig Media Inc. Investing News Network for $48,000.

On April 27, 2017, the Company issued 1,075,000 shares of its common stock from the exercise of warrants previously granted for proceeds of $242,047.50. All warrants were exercised by third parties who are neither officers nor directors of the Company.

On June 1st, 2017, the Company appointed Mr. Allan Spissinger as acting CFO, Corporate Secretary and Treasurer. The Company executed a twelve month consuling contract with M&E Services Ltd., solely owned by Mr. Allan Spissinger with monthly compensation of CAD$8,000. The Company may pay Mr. Spissinger a bonus from time to time, at its sole discretion. Mr. Spissinger was awared 200,000 incentive stock options exercisable at $0.37 vesting immediately.

On June 19th, 2017, the Company entered into a entered into an agreement with a third party researcher for CAD$3,854 per month for a period of twelve months and continuing month to month and may be terminated thereafter with sixty days notice.

On June 19th, 2017, the Company executed a contract with Alex Blanchard Capital as manager for investor relations & communications. The agreement is for six months continuing month to month and may be terminated thereafter with one month’s notice for CAD$7,500 per month. Mr. Blanchard was granted 200,000 warrants exercisable at $0.29 and 300,000 stock options exercisable at $0.295 vesting 100,000 options at 1st – 3rd anniversaries of the contract provided that the contract is not terminated.

On June 22nd, 2017, pursuant to its agreement with Docherty Management Ltd. and C.A.B. Financial Services Ltd. the company issued 420,000 restricted common shares and cash compensation of $23,600.

During the period from September 1, 2016 to July 14, 2017, the Company received $3,854,342 from exercise of 959,125 stock options, 9,713,500 warrants and private placements.

Technology

Lexaria Bioscience Corp. has developed and out-licenses its proprietary technology for improved taste, rapidity, and delivery of bioactive compounds. Lexaria is focusing its capital and management time on its pursuit of intellectual property, technology licensing opportunities, and an expanding portfolio of patent pending applications.

Lexaria has multiple patents pending in over 40 countries around the world and was granted its first patent in the USA in October, 2016. Lexaria’s technology provides increases of up to 10x in intestinal absorption rates; more rapid delivery to the bloodstream; and important taste-masking benefits, for orally administered bioactive molecules including but not limited to cannabinoids, vitamins, NSAIDs, and nicotine.

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

•

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

•

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

•

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

•

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

As a result of the financings completed this quarter, management believes it has sufficient funds to meet its obligations as they become due for the next twelve months.

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

Results of Operations – Nine Months Ended May 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended May 31, 2017, which are included herein.

Our operating results for the nine months ended May 31, 2017 and 2016 and the changes between those periods for the respective items are summarized as follows:

	Nine Months	Nine Months	Change
	Ended	Ended	Between the
	May 31	May 31	Periods
	2017	2016
	$	$	$
Sales	51,080	32,156	18,924
Cost of Goods Sold	24,943	42,929	(17,986)
General and Administrative	1,231,107	905,484	325,623
Impairment of Inventory	4,651	34,246	(29,595)
Net loss	(1,209,621)	(950,503)	(259,118)

Our financial statements report a net loss of $1,209,621 for the nine month period ended May 31, 2017 compared to 2016 where we incurred a net loss of $950,503. During the nine month period ended May 31, 2017, our general and administrative expenses were significantly higher compared to the nine months ended May 31, 2016, however the increase primarily is a result of the third party consulting costs that were primarily settled via issuance of common shares and warrants of the Company, patent and trademark filing costs. A total value of $309,288 worth of common shares and warrants were issued for services received during the nine months ended May 31, 2017. As evidenced by this, the Company continued to focus on the conservation of its cash resources. We directed our efforts on value creating activities, such as applying for international extensions for its patents and trademarks, investor relations programs, and consulting to further intellectual property agreements.

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

Readers are cautioned that the Company is still at an early stage of its development and the revenue of $51,080 represents the start-up of our entry into a new business sector. The Company is building product sales channels in internet-based locations and also through the formation and launching of a direct sales model. Continued efforts are also progressing to increase exposure of the ViPova™ brand and of the Lexaria Energy brand. All of our product sales at this early stage are likely to be non-representative. Our consumer product sales only accounted for 25% of our total revenues during the nine months ended May 31, 2017 compared to 93% of our revenue during the same period in 2016. This is due to our focus on generating revenues through other avenues such as the licensing of the Company’s patented technology.

Our revenue from technology licensing to third parties amounted to $37,392 (2016 - $1,181) during the nine months ended May 31, 2017, representing more than 75% (2016 – 4%) of our total revenues. We expect this trend to continue in the future. At the time of this report, the Company has one definitive license agreement and has also entered into additional letters of intent for similar agreeements. The Company also has several sets of negotiations ongoing for additional technology licensing agreements and has also entered into an Memorandum of Understanding to form a joint venture to develop, produce, and sell a line of healthy edible cannabinoid products using our patented technology. Due to the service provisions in our licensing agreements, the Company recognizes it Territorial License fee revenues ratably over the course of these agreements. During the nine months ended May 31, 2017, the Company earned $30,000 from its Territorial License fees and $12,000 from its Usage Fees, of which a total of $37,000 was recognized in its consolidated financial statements. The revenue recognized in the Company’s statement of operations is therefore not reflective of its cash revenues. Since the inception of the Company’s licensing agreement entered into during the third quarter of its fiscal 2016, the Company has earned $62,000 of revenue from this sole agreement, of which, $43,319 has been recognized in its financial statements on a cumulative basis.

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

Results of Operations – Three Months Ended May 31, 2017 and May 31, 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended May 31, 2017, which are included herein.

Our operating results for the three months ended May 31, 2017 and May 31, 2016 and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months	Change
	Ended	Ended	Between the
	May 31	May 31	Periods
	2017	2016
	$	$	$
Sales	29,253	6,215	23,038
Cost of Goods Sold	9,183	9,309	(126)
General and Administrative	363,430	261,107	102,323
Impairment of Inventory	726	-	726
Net loss	(344,086)	(264,201)	(79,885)

The increase in our general and administrative expenses for the three month period ended May 31 2017 primarily pertains to value creating activities such as patent and trademark filing fees, marketing, investor outreach programs, consulting to further intellectual property agreements and also includes the issue of common shares in exchange for services of $12,000.

During the three months ended May 31, 2017, the Company continued its focus on entering into additional agreements for out-licensing its technology. As described above, as a result of the service provisions in our licensing agreements, the Company only ratably recognizes its revenue earned into its consolidated financial statements. Of the total potential revenue of $10,000 based on the quarterly receipts from its licensee, the Company recognized $12,569 as revenue. The Company entered into its first technology licensing agreement during the third quarter of its fiscal 2016. During the three months ended May 31, 2016, the Company’s primary source of revenue was from its Lexaria Energy and ViPova™ brand products. As noted above, we expect our future revenues to be primarily from our out-licensing agreements, however, we are also expanding our product mix to further enhance our revenues from bioactive molecule infused consumer products.

Liquidity and Financial Condition

	May 31	August 31
Working Capital	2017	2016
	$	$
Current assets	3,079,280	510,166
Current liabilities	40,002	433,881
Working capital balance (deficiency)	3,039,278	76,285

The Company’s working capital balance increased during the nine months ended May 31, 2017, as a result of its financing activities during the period, including the provision of early warrant exercise incentives, which resulted in the Company raising in excess of $737,000 and a private placement raising over $1,723,000. Other incentive option and warrant exercises in the period raised an additional $1,576,000. Comparatively, the Company raised approximately $419,000 during fiscal 2016.

	Nine Months Ended
	May 31	May 31
Cash flows	2017	2016
	$	$
Cash flows used in operating activities	(1,192,574)	(400,089)
Cash flows used in investing activities	(9,699)	(15,364)
Cash flows provided by financing activities	3,897,842	192,480
Increase (decrease) in cash	2,695,569	(222,973)

Operating Activities

The increase in the net cash used in operating activities during the nine months ended May 31, 2017 is primarily the result of the Company’s relative cash position during the respective periods. The Company’s cash expenditures increased as Lexaria had built a significant payable balance during the nine months ended May 31, 2016, whereas during the nine months ended May 31, 2017, the Company settled its liabilities as incurred and paid outstanding amounts. The Company also increased its pursuit of patent and trademark filings and investor outreach programs.

Investing Activities

During the nine months ended May 31, 2017, the Company continued its investment in expanding its patent applications. During the same period in 2016, the Company also acquired certain office equipment.

Financing Activities

The Company raised a total of $3,854,842 from equity issuances, from exercise of its outstanding stock options and warrants. In addition, $93,500 was collected from certain common shares subscribed during fiscal 2016. The Company also repaid the full $50,000 of the principal amount of the loan from its chief executive officer. During the nine months ended May 31, 2016, the Company raised $147,480 from private placements.

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

As of May 31, 2017, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and our chief executive and chief financial officer (also our principal executive and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive and financial officer (also our principal executive and accounting officers) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2017, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended May 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our revenues now are generated from out-licensing our patented technology and our consumer products utilizing our technology. We should be considered to be a start-up: the revenue recognized for the nine months ended May 31, 2017 was $51,080.

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
July 14, 2017

By:	/s/ " Chris Bunka "
Chris Bunka,
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
July 14, 2017

By:	/s/ " Allan Spissinger "
Allan Spissinger CPA, CA
Chief Financial Officer
(Principle Financial Officer)
July 14, 2017