Form 10-K
period 2017-08-31
Lexaria Bioscience Corp.
filed 2017-11-27
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [     ] to [     ]

Commission file number 000-52138

LEXARIA BIOSCIENCE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

156 Valleyview Rd, Kelowna BC Canada	V1X 3M4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	250-765-6424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]       No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2017 was $12,520,308 based on the average of the high and low bid and asked price of the Registrant’s shares of common stock on the OTC Bulletin Board or $0.545 on February 28, 2017. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

69,435,198 common shares as of November 22, 2017

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

Lexaria’s consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares in our common stock. References to “CAD$” refers to Canadian dollars.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Lexaria Bioscience Corp., our wholly owned subsidiary, Lexaria CanPharm Corp., a Canadian corporation, our 51% owned (100% as of October 2017) subsidiary PoViva Tea, LLC (“PoViva"), an entity incorporated in the state of Nevada, and our 50% ownership of Ambarii Trade Corporation (“Ambarii”), a Canadian corporation, unless otherwise stated.

General and Historical Overview of Our Business

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

Our common stock is quoted on the OTCQB under the symbol "LXRP" and on the Canadian Securities Exchange under the symbol “LXX”.

In 2014, the Company submitted an application to enter the legal medical marijuana business in Canada and also launched a hemp oil-based food supplement company in the USA.

The Company entered into a joint venture agreement with Enertopia Corp for a prospective medical marijuana business under the Canadian Marijuana for Medical Purposes Regulations (“MMPR”) for a 49% net ownership interest in the business (Enertopia 51%) utilizing an identified location in Burlington, Ontario. On September 15th, 2017, the Company issued 625,000 shares of its common stock from the exercise of warrants previously granted for proceeds of $93,750. All warrants were exercised by third parties who are neither officers nor directors of the Company.

On June 26, 2015, the Company entered into a definitive agreement with Enertopia Corp. and Shaxon Enterprises Ltd. to sell its 49% interest in the Burlington Joint Venture and the MMPR application number 10MMPR0610. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. All payments made pursuant to the agreement would be divided 51% to Enertopia Corp. and 49% to Lexaria Bioscience. Notwithstanding the foregoing, the Company can neither guarantee nor provide a meaningful time estimate regarding the grant of a production license for the Burlington facility.

The Company’s food sciences activities include the development of our proprietary nutrient infusion technologies for the production of superfoods, and the production of enhanced food products under our two consumer product brands, ViPova™ and Lexaria Energy™. The Company’s patented lipid nutrient infusion technology DehydraTECHTM is believed to improve taste, rapidity and delivery of bioactive compounds that include cannabinoids, vitamins NSAIDs Nicotine and other molecules compared to what is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery. Lexaria has caused to be filed several patent pending applications with the US Patent Office, and also internationally under the Patent Cooperation Treaty (PCT). On October 26, 2016, the USPTO issued U.S. Patent No. 9,474,725 (granted June 15 2017 in Australia No. 2015274698), Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. Lexaria hopes to reduce other common but less healthy ingestion methods, such as smoking, as it embraces the benefits of its technology for public health.

As at August 31, 2017, we only had one reportable segment, being the development and usage, including licensing of our proprietary nutrient infusion technology.

We maintain our registered agent's office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (755) 322-0626.

The address of our principal executive office is 156 Valleyview Rd, Kelowna BC Canada V1X3M4. We have administrative functions located in Vancouver, British Columbia and Phoenix, Arizona.

Our Current Business

Our company’s business plan is currently focused on the development of strategic partnerships with licensees for our patented technology in exchange for up front and/or staged licensing fees over time. Secondarily and more generally, we continue to investigate national and international opportunities for development and distribution of the Company’s enhanced functional food and supplement product offerings; to investigate expansions and additions to our intellectual property portfolio; and, to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. We announced issuance of our first patent by the U.S. Patent and Trademark Office (USPTO) on October 26, 2016 and have received a Notice of Acceptance from the Australian Patent Office with related patent issuance date June 15 2017 No. 2015274698. We announced on November 2, 2017 a new Notice of Allowance from the USPTO that included the delivery of additional molecules such as psychoactive cannabinoids, vitamins, non-steroidal anti-inflammatories, and nicotine all utilizing our DehydraTECHTM delivery technology. We are seeking additional patent protection for what we believe to be a unique process for the nutritional delivery of certain molecules such as cannabinoids, Nicotine, Non-Steroidal Anti-Inflammatory Drugs (NSAIDs), and Vitamins. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the past fiscal year the Company experienced the following significant corporate developments:

On September 8th, 2016, the Company announced signing new definitive technology licensing and private label agreements. Lexaria will earn a pre-defined premium to costs on all raw ingredient sourcing and manufacturing, and will further earn a pre-defined royalty rate on all gross product sales revenues earned by Timeless Herbal Care Limited. The agreement is for an initial term of 5 years. No business activity has occurred as yet under this agreement.

On October 11, 2016, in exchange of business advisory services including marketing strategies and assistance in preparing presentation materials, dissemination of information and other business and capital advisory services, the Company granted 250,000 stock options to a consultant with a strike price of $0.14 per share, and expiry term of two years. The Company also paid a compensation of CAD$5,000 to the consultant. This contract was terminated December 12, 2016.

On October 11, 2016, pursuant to its agreement with Docherty Management Ltd., the Company issued 252,000 restricted common shares and cash compensation of $6,240.

On October 11, 2016, the Company issued 750,000 warrants with an exercise price of $0.14 per share and valid for five years, in return for consulting services provided in August, September, and October.

On October 11, 2016, the Company reached an agreement with a director to settle the outstanding amount pursuant to a advisory agreement with him, through issuance of common shares of the Company. To settle the outstanding amount of $16,000 for four months to October 31, 2016, the Company issued 114,286 shares of its common stock at a value of $0.14 per share.

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

On October 27, 2016, the Company received approval to offer existing warrant holders an incentive to exercise warrants early. For each exercise, in addition to the shares, the warrant holders were offered an additional warrant with identical terms. During the period ended February 28, 2017, a total of 3,245,000 warrants were exercised at a weighted average price of $0.2273 and the Company issued 3,245,000 common shares and 3,245,000 warrants with a weighted average exercise price of $0.2273 to buy one additional common share of the Company, expiring May 14, 2017. Total proceeds raised from such incentive amounted to $737,500.

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

On November 22, 2016, the Company signed a Memorandum of Understanding with NeutriSci International Inc. (“NeutriSci”) for forming a 50/50 joint venture to develop, produce, and sell a line of healthy edible cannabinoid products using Lexaria’s patented technology and NeutriSci proprietary pterostilbene tablet formula and international distribution network. The joint venture expects to commercialize any newly created cannabinoid edible products through distribution programs and existing strategic partners. Product development is underway and a joint venture subsidiary has been formed.

On November 29, 2016, the Company announced the entry of a letter of intent for the licensing of its proprietary absorption and palatability enhancing technology to Hempco Food and Fiber Inc. (“Hempco”). It was expected that the letter of intent would advance into a definitive agreement, however Hempco has since been majority acquired by another firm and our letter of intent has expired although casual business discussions remain.

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

On January 10, 2017, the Company issued 500,000 incentive warrants to an arm’s length party in exchange for corporate development services. The exercise price of the incentive warrants is $0.44, vesting immediately, and expiring on January 9, 2018. The expiry date of these warrants has since been extended by one year, to January 9, 2019.

On January 19, 2017, the Company and NeutriSci International Inc. (“NeutriSci”) announced the successful development and initial trial of the industry’s first zero-sugar cannabinoid / pterostilbene edible tablet utilizing both NeutriSci’s and Lexaria’s proprietary and patented technologies. NeutriSci and Lexaria confirmed that the companies expect to officially bind the JV agreement to market and commercialize a line of edible products. Product development is continuing.

On February 8, 2017, the Company through its wholly owned Canadian subsidiary Lexaria CanPharm Corp., signed and entered a master collaborative research agreement with the National Research Council of Canada (“NRC”) to investigate technical aspects and new opportunities associated with bioavailability enhancement of lipophilic active ingredient compositions. Under the agreement, the Company and the NRC will both provide up to CAD$125,000 in funding for this research, a total investment of up to CAD$250,000. The master research agreement has an 18-month term, during which a number of shorter-term studies will be undertaken. The collaboration will investigate and define the chemical nature of the molecular association that Lexaria`s patented technology is believed to effectuate between lipophilic active agents and fatty acids as solubility and bioavailability enhancing agents. The first phase of research under this agreement was underway as of August 31, 2017.

On February 8, 2017, the Company issued 29,091 shares of its common stock in settlement of $16,000 service fee, previously recognized within accounts payable and accrued liabilities.

On February 27, 2017, the Company received a Notice of Acceptance from the Australian Patent Office that Lexaria’s Australian patent application 2015274698 was accepted with a patent issuance date expected in June, 2017. The Notice of Acceptance covers Lexaria patent application entitled “Food and beverage compositions infused with lipophilic active agents and methods of use thereof”, which has been accepted with the same set of claims previously issued in US Patent No 9,474,725 specific to non-psychoactive cannabinoids. Subsequently the Company received a Certificate of Grant for a Standard Patent No. 2015274698 dated June 15 2017 with a twenty year term.

On March 14, 2017, the Company commenced the formal design phase for studies to be conducted under the master collaborative research agreement with the NRC. A number of studies have been proposed and are currently being evaluated, with the intention to begin work and produce results over multiple intervals in the coming months. As noted above, the first phase of research under this agreement was underway as of August 31, 2017. In aggregate, results from these studies will add to the understanding of the physical and biochemical characteristics imparted on molecules that have been subjected to Lexaria’s technology, with a view to further demonstrating the power of the technology to prospective commercial partners across the various consumer product sectors the Company is targeting.

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

On June 19th, 2017, the Company entered into an agreement with a third party researcher for CAD$3,854 per month for a period of twelve months and continuing month to month and may be terminated thereafter with sixty days’ notice.

On June 19th, 2017, the Company executed a contract with Alex Blanchard Capital as manager of investor relations & communications. The agreement is for six months continuing month to month and may be terminated thereafter with one month’s notice for CAD$7,500 per month. Mr. Blanchard was granted 200,000 warrants exercisable at $0.29 and 300,000 stock options exercisable at $0.295 vesting 100,000 options at each of the 1st, 2nd and 3rd anniversaries of the contract provided that the contract is not terminated. As at August 31st, 2017 $37,878 was recognized in consulting for the grant of the warrants.

On June 22nd, 2017, pursuant to its agreement with Docherty Management Ltd. and C.A.B. Financial Services Ltd. the company issued 420,000 restricted common shares and cash compensation of $23,600.

On August 16th, 2017, the Company issued 663,525 shares of its common stock from the exercise of warrants and options previously granted for proceeds of $97,030. All warrants and options were exercised by third parties who are neither officers nor directors of the Company.

On August 16th, 2017, the Company entered into a consulting agreement with a third party issuing 500,000 warrants to buy one common share each at an exercise price of $0.44 and valid for one year. 200,000 warrants vested immediately and a value of $34,344 was recognized in consulting. 150,000 warrants vest December 15th, 2017 and 150,000 warrants vest April 15th 2018.

As at August 31, 2017, certain existing convertible debt was converted into common shares for the amount of $45,000 @ $0.15 for 300,000 common shares plus the accrued interest of $1,125 for 7,500 shares for a total issuance of 307,500 common shares.

On August 31, 2017, the Company issued 32,433 shares of its common stock in settlement of $12,000, previously recognized within accounts payable and accrued liabilities.

The Company experienced the following significant corporate developments subsequent to August 31, 2017

On September 15th, 2017, the Company issued 625,000 shares of its common stock from the exercise of warrants previously granted for proceeds of $93,750. All warrants were exercised by third parties who are neither officers nor directors of the Company.

On October 31st, 2017, the Company announced it received a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for the use of its technology as a delivery platform for all cannabinoids including THC; fat soluble vitamins; non steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine. The patent application number is 15/225,799, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”.

On November 2nd, 2017, the Company announced it acquired 100% ownership interest in its majority owned subsidiary Poviva Tea, LLC. The Company previously owned a 51% interest in Poviva Tea, LLC and acquired the remaining 49% interest. Compensation was US$70,000, a waiver on certain debts, and a 5%, 20-year royalty on net profits of ViPova TeaTM tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued.

Subsequent to August 31, 2017, the company plans to hold an annual and special meeting of stockholders at the office of our law firm, Macdonald Tuskey located in North Vancouver, British Columbia, Canada, to include as part of the proceedings the approval of the plan of conversion whereby our corporate jurisdiction will be changed from the State of Nevada to the Province of British Columbia, Canada by means of a process called a “conversion” and a “continuation”. Important details for stockholders related to the conversion and the associated risks for the company and stockholders are included in the S-4 Registration Statement to be released, as of the writing of this document. There are risks associated with not proceeding with the conversion regarding the increasing complexity of compliance with the regulatory framework and the associated increasing costs, the restrictions on the promotion and sale of our stocks to US investors that limit the potential liquidity of our stock, and an increasingly complex environment that can negatively impact Lexaria even as an ancillary involved company via technology licensing to entities in the state legal cannabidiol and cannabis markets. As at the time of the writing of this document the date of the meeting had not been specified.

Food Science and Technology

Lexaria is a Biotechnology and food science company focused on developing and out-licensing its proprietary technology for improved taste, rapidity, and delivery of bioactive compounds in foods and other ingestible products Lexaria is focusing its capital and management time on its pursuit of intellectual property, technology licensing opportunities, an expanding portfolio of patent pending applications, and functional food and supplement formulations.

On November 11, 2014, the Company acquired 51% of PoViva Tea LLC and executed an operating agreement to develop a business of legally producing, manufacturing, importing/exporting, testing, researching and developing, a line of hemp oil with cannabidiol-infused teas, drinks and foods. Lexaria oversees all aspects of the business including, but not limited to, production, product quality, licensing, testing, product legality, accounting, marketing, capital investment, capital raising, sales, branding, advertising and fulfillment. Pursuant to the agreement, there is a Management Committee, whereby there are two representatives from Lexaria and one of the founding members of PoViva. On October 31, 2017, Lexaria purchased all remaining ownership interest to own 100% of Poviva Tea LLC.

The Company introduced an expanding variety of hemp fortified consumer food products throughout 2015 to demonstrate Lexaria’s DehydraTECHTM technology to both consumers and potential licensees. From January 2015 to December 2015, seven (7) flavors of teas; hot chocolate; coffee, and two (2) flavors of protein energy bars were introduced – all utilizing Lexaria’s patented technology DehydraTECHTM for the more efficient delivery of bioactive molecules infused within those food products.

In the production of the products, for each raw material to be used in ViPova™ -branded products, the Company assesses if the product inputs and the completed products comply with all applicable food and drug laws, and that the inputs and the finished products meet all applicable legal and quality standards including and as it relates to hemp oil content; THC content; molds and mildews; heavy metals; and may measure additional components.

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

Over one hundred different cannabinoids have been isolated from the cannabis plant, most of which do not have psychoactive properties. One that does have psychoactive properties is tetrahydrocannabinol (THC). Endocannabinoids are produced naturally in the human body while phytocannabinoids are produced in several plant species, most abundantly in the Cannabis plant.

Cannabidiol (“CBD”) is one of the major phytocannabinoid forms of cannabinoids and is not psychoactive, often contributing more than 35% of the extracts from the cannabis plant resin. Cannabidiol occurs naturally in other plant species beyond cannabis. For example, the most widely acknowledged alternative source of phytocannabinoid is in the better understood Echinacea species, in widespread use as a dietary supplement. Most phytocannabinoids are virtually insoluble in water but are soluble in lipids and alcohol. The World Anti Doping Agency (“WADA”) has exempted CBD from its 2018 list of banned substances.

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

Between 5.3% and 5.8% of the survey group at any one time reported that they had seen a complementary or alternative medicine provider. Based on the US population of ~323,000,000, this suggests between 17.1 million and 18.7 million Americans are seeking an alternative health care professional at any given time.

Meanwhile the Centers for Disease Control and Prevention, in an April 2011 NCHS Data Brief, reported that more than 50% of the population uses dietary supplements of one kind or another. Detailed findings from that report included:

  Use of dietary supplements is common among the U.S. adult population. Over 40% used supplements in 1988– 1994, and over one-half in 2003–2006.

  Multivitamins/multiminerals are the most commonly used dietary supplements, with approximately 40% of men and women reporting use during 2003–2006.

  Use of supplemental calcium increased from 28% during 1988–1994 to 61% during 2003–2006 among women aged 60 and over.

Status of operation; Consumer product development and sales

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

Lexaria began producing cash flows from its products in January 2015; focused on the immediate opportunities in the hemp-oil-sectors that are federally legal. Cannabinoids have been found by many researchers to have antioxidant properties and Lexaria plans to use the DehydraTECHTM patented process to infuse hemp oils into a number of popular food and beverages.

Lexaria has launched a line of premium products, always relying on our DehydraTECHTM patented infusion process, to bring hemp oil into the mainstream. Because hemp oil does not have psychoactive properties we expect our products to appeal to the widest possible customer base. To date we have focused our sales efforts across the continental USA. Some studies have found that 3% of the Canadian population regularly consumes hemp food products, while 1% of the American population regularly consumes hemp food products. We believe the consumption of hemp based food products offers exceptional growth possibilities.

According to Nutrition Business Journal, the Organic Food sector was a $246 billion industry in the USA during 2014, while Dietary Supplements was a $34.6 billion industry. According to Arcview, state-legal Cannabis was a $4.7 billion US industry in 2015 and expected to grow to over a $20 billion sector before 2025 but is clearly a much smaller industry sector than the more established food sectors. Lexaria has not yet determined whether our hemp oil-infused products will be accepted into any or all three of these particular sectors.

Lexaria has a main corporate website as well as smaller e-commerce focused websites devoted to consumer products. The majority of product sales have taken place through the e-commerce websites. A contracted national distribution center ensures rapid and accurate fulfillment of all orders. A 1-800 ordering center has also been placed into operation.

Lexaria had previously launched the “Lexaria Energy” brand that is 100% owned by the Company. Under this brand, the Company plans to develop hemp oil-infused food products for people with active lifestyles, such as protein bars, protein shakes and other similar products. On November 3, 2015, Lexaria Energy10 protein bars became available for retail sales with two flavors. The original contract manufacturer of these protein bars was unable to fulfill additional orders and we have not currently been able to locate and contract an alternative location to manufacture this more complicated food product, with the result that the product is temporarily discontinued while we search for a suitable manufacturing location.

Through the November 2014 acquisition of 51% of Poviva Teas LLC, and October 2017 100% acquisition, Lexaria acquired control of certain patents pending, allowances and grants with the United States Patent Office. Lexaria has worked to broaden the patents and extend their utility to molecules other than those originally named.

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

1.

Lexaria is seeking protection of its intellectual property under international treaties. To this end Lexaria has filed for PCT patent application protection. There are 148 countries that are signatories to the Patent Cooperation Treaty, including such major markets as Canada, China, India, much of Europe and the Middle East, the United Kingdom and Japan among others.

2.

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

On October 26, 2016, the USPTO issued U.S Patent No. 9474725, Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to our method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. This is the Company’s first patent granted and has a publish date of October 27, 2016 (June 10 2017 in Australia No. 2015274698) and protects our technology for twenty years.

The Company does not know and cannot know whether these strategies will be successful, or if successful, how long it will take to gain consumer acceptance and customer loyalty. It can be a challenge to be successful by introducing new consumer products to a competitive retail marketplace, and we can offer no assurances that our products will be a commercial success.

International patent protection

When Lexaria first began examining the legal medical cannabis market in 2013, the Company believed it could make an impact in perhaps both the Canadian and U.S. marketplaces. Our pursuit and development of technology has expanded our potential area of impact, both geographically and by sector. Because of the applicability of our technology to markets outside of the legal cannabis sector, we have taken the necessary steps to protect that intellectual property within larger global markets, regardless of whether they lie within the medical cannabis sector or in other unrelated sectors.

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

NSAID. Non-steroidal Anti-inflammatories are the second-largest category of pain management treatment options in the world. The global pain management market was estimated at $22 billion in 2011, with $5.4 billion of this market being served by NSAID’s. The U.S. makes up over one-half of the global market. The opioids market (such as morphine) form the largest single pain management sector but are known to be associated with serious dependence and tolerance issues.

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

Scientific testing and validation

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

The Company’s present findings suggest that its DehydraTECHTM technology may achieve a 5-fold improvement in cannabinoid absorption in edible form over that which can be achieved without its proprietary process and formulation enhancements. This conceptually supports that Lexaria’s technology represents a significant breakthrough in cannabinoid delivery by approximating the high absorption levels achieved as though through administration by smoking, but without the associated negative effects on human health caused by smoking.

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

CBD has been repeatedly found to provide beneficial pain relieving, anti-inflammatory, anti-anxiety, neuroprotection, anti-psychotic, and anti-convulsive effects among others. Lexaria’s DehydraTECHTM technology could significantly reduce individual serving requirements for CBD to consumers. This could lead to reduced costs of consumption for consumers and increased profitability for Lexaria.

Lexaria believes that the same technology used to enhance the absorption of CBD in laboratory tests, is applicable to THC, nicotine, NSAIDs and other lipophilic compounds that are widely used today.

During January 2015, Lexaria conducted a study of nitric oxide levels in humans, as a biomarker for absorption of cannabidiol, with the expectation that it would provide additional evidence of the efficient absorption of cannabidiol from Lexaria food products enhanced with hemp oil, by demonstrating the elevation of nitric oxide in the human body in response to product ingestion.

The study data from human subjects demonstrated significant elevation of systemic nitric oxide levels as a surrogate biomarker for cannabidiol (CBD) bioabsorption in response to ingestion of Lexaria's products. This provided clinical support for the CBD bioavailability enhancing properties of Lexaria's patented DehydraTECHTM technology, on the premise that bioavailable CBD is known to elevate levels of the endocannabinoid anandamide in the human body which, in turn, stimulates release of nitric oxide in the vascular system.

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

Product distribution agreements

On January 28, 2016, Lexaria signed a distribution agreement with Telluride Coffee Roasters, LLC. This agreement has since ended and will not be renewed due to inactivity.

Technology out-licensing

On May 14, 2016, the Company entered into a Licensing Agreement allowing the Licensee, for a two-year period, to utilize the Company’s technology to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the Licensing Agreement to Washington, Oregon, and California. In addition to the granting of the license, the Company will provide support services to the Licensee in connection with the use of the Company’s technology during the term of the Licensing Agreement. The Licensing Agreement is the first contracted, predictable, and significant revenue stream to be achieved as a direct result of Lexaria’s technological advantage in the marketplace. Under the terms of the Licensing Agreement, the Licensee will pay a minimum of $122,000 in pre-defined staged payments to Lexaria over the initial two-year term. As per the Licensing Agreement, if the Licensee were to introduce certain product lines utilizing Lexaria’s technology in each of the four states contemplated, Lexaria could expect to receive a maximum of $1,064,000 over approximately 3.5 years, and the Licensee would enjoy semi-exclusivity to introduce its products in each of those states. As of August 31 2017 the company had received all of the pre-defined payments to August 31 2017 for a total receipt of $70,000 corresponding to the areas under the license agreement where the licensee has been active to-date.

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

We are not yet profitable and have not yet demonstrated our ability to generate significant revenues from our business plan. We will require additional corporate funds if our existing capital is not sufficient to support the Company until potential future profitability is reached. There are no assurances that we will be able to obtain further funds required for our long-term operations. We do not expect to require additional operating capital during our fiscal 2018 year. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other longer-term obligations as they become due. In such event, we could be forced to scale down or perhaps even cease our operations. There is uncertainty as to whether we can obtain additional long-term financing if we do in fact require it.

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

Competition

The legal marijuana industry is comprised of several sub-sectors, and is legal under different guidelines in many states though it remains illegal under most federal laws. Notwithstanding, the overall sector is generally recognized to be one of the fastest growing in the USA, with state-legal revenue of over $8 billion in 2016. Independent projections and publicized reports expect revenue of $20 billion or more in 2020, both as the sector gains in credibility and acceptance, and as more and more states legalize either medical use or adult recreational use; or both. In any fast growing industry, competition is expected to be both strong and also difficult to evaluate as to the most effective competitive threats. While we are an early adopter within the cannabinoid delivery sector, there are already reports of more than 300 public companies that have claimed to be involved in the sector in some fashion; and an unknown number of private companies. Our current strategies may prove to be ineffective as the sector grows and matures, and if so, we will have to adapt quickly to changing sectoral circumstances. Accordingly, the Company intends to aggressively pursue technology out-licensing opportunities not only within the cannabinoids sector where it is already active, but also across other sectors where its DehydraTECHTM technology is patent allowed and/or pending, including the opportunities in the vitamin and supplements sector, the pain relief sector and the nicotine products sector.

Competition in alternative health sectors and in consumer products in the USA is fierce. We expect to encounter competitive threats from existing participants in the sector and new entrants. Although PoViva Tea LLC has filed numerous patent pending applications to protect intellectual property, there is no assurance that patent applications beyond those already allowed and issued will be granted nor that other firms may not file superior patents pending. Food supplements, organic foods, and health food markets are all well established and our Company will face many challenges trying to enter these markets.

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

Lexaria does not “touch the plant” in any location within or outside of the USA. The Company complies with federal law that provides for certain exemptions for agricultural (industrial) hemp and certain byproducts to be manufactured and sold in the US. The DehydraTECHTM technology may have applications within the legal marijuana sector and Lexaria may seek to license that technology to companies that have met and comply with state regulations for the sale or distribution of cannabis related products in any particular jurisdiction.

Lexaria’s position is that, just as a telephone company provides communications services, and an electric company provides electrical power, our provision of technological services to a state-legal cannabis company is in compliance with laws and required regulations.

Lexaria’s patented DehydraTECHTM technology may also have application in completely separate sectors such as vitamins, non-steroidal anti-inflammatories, and nicotine. We have no products nor operations in any of these sectors today. If we enter any of these sectors at any time, we will be exposed to and of necessity will have to comply with, all local, state and federal regulations in each of those sectors. As a result of the possibility of Lexaria being involved in a number of disparate business sectors, compliance with government regulations could require significant resources and expertise from our company.

Our Former Planned Medical Marijuana Production Operations

On June 7, 2013 the Government of Canada implemented then-new legislation, the Marijuana for Medical Purposes Regulations (MMPR), concerning the production and sale of medical marijuana. The MMPR permitted the licensing of commercial growers beginning April 1, 2014, while eliminating existing regulations permitting the production of medical marijuana on a personal-use basis. The revised regulations created conditions for a commercial industry in Canada that is responsible for medical marijuana production and distribution, by eliminating small-scale, personal-use production. Commercial growers are now able to submit applications to Health Canada for the production of medical marijuana and, if licensed, supply patients who qualify for the product at a price that would be established by market forces and at the discretion of producers. As of June 2017, 50 producers have become licensed under the latest versions of Canadian regulations.

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

Since June 12, 2015 the Company has had no direct involvement or ownership interest in any active or prospective operations or permit applications under the MMPR. The Company has no plans at this time to apply for a license in any jurisdiction for the production or sale of legal medical marijuana.

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

Despite these estimates the medical marijuana market is relatively new and largely unproven. The adoption rate of commercial medical marijuana by qualified patients is difficult to determine but a portion (approximately 13%) of the qualified patient population is already conditioned to purchasing government contracted producers under the old system (source: Health Canada). Furthermore, it is anticipated that the convenience of a wide selection of medical marijuana strains delivered directly to patients in a discrete and concealed package will be attractive. Healthcare practitioners are key stakeholders as they will be signing and providing the medical documentation needed for patients to register with commercial producers. Regulations under the MMPR are not significantly different for healthcare practitioners already familiar with the process under the former MMAR. Licensed producers are held responsible for quality of the product provided as the MMPR outlines strict rules for quality assessment and control, cleanliness, manufacturing, and pesticide use. Security and diversion to the black market remain a concern but MMPR outlines strict rules for segregation of duties and security clearances, background checks for employees and officers, tracking of product in and out of the premises, and camera surveillance.

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

On June 26, 2015, we signed a Definitive agreement to sell our interest in the Burlington joint venture along with the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split 51% to Enertopia and 49% to Lexaria. The Enertopia and Lexaria Master Joint Venture Agreement entered into on March 5, 2014 still governs the relationship between the Company and Enertopia. Notwithstanding the foregoing, we can neither guarantee nor provide a meaningful time estimate regarding the grant of a production license for the Burlington facility. There is no assurance that any monies will in fact ever be received from our sale of the license application.

Marijuana Production in the United States

In the United States it is still illegal under federal law to grow, cultivate and sell medical or adult use marijuana. However more than twenty-five states have approved medical marijuana for use and at least eight states have approved adult use regulations. The United States Federal government justice department has released memos that will respect the individual states where strict guidelines are followed and enforced so that the health, safety and security are protected at all times by state authorities but there is no assurance that federal laws will not at any time be more vigorously enforced. If the individual state framework fails to protect the public the Federal government will act in enforcing the controlled substances act of 1970 and the DEA will enforce the federal law.

As at the date of this document, our company has not entered into any prospective or definitive arrangements to produce or distribute marijuana products in the United States and has no intention of engaging in such marijuana related activities in the United States. However, our company continually reviews opportunities and monitors legal and regulatory developments related the medical marijuana sector in both Canada and the United States. We anticipate that we may re-evaluate our participation in the United States medical marijuana sector in the event that medical marijuana production becomes federally sanctioned and, in the meantime, we plan to limit our foray into the marijuana industry to ancillary involvement based on out-licensing of our DehydraTECHTM technology to state licensed producers.

On November 8 2016 referendums held in various US states increased those areas in the USA where either medical or recreational use marijuana was state-legal. More than 50% of the US population now lives in a state where either medical or recreational marijuana use is permitted by state law, although it is still banned by US federal laws.

Contractors

The Company primarily uses sub-contractors and consultants in the intellectual property development and licensing, and alternative health product sectors. It primarily engages with consultants to serve our executive needs.

On November 27, 2008, the Company entered into a consulting agreement with CAB Financial Services Ltd. (“CAB") wholly owned by Christopher Bunka for $8,000 per month plus applicable taxes. Effective December 1, 2014, the Company updated the consulting agreement for consulting services of $10,000 a month plus applicable taxes.

On December 1 2016 the Company entered into a new consulting agreement for consulting services of $12,000 a month plus applicable taxes with CAB, superseding the prior agreement. The term of the agreement is two years but can be terminated by either party by providing two months notice. The Company may pay Mr. Bunka a bonus from time to time, at its sole discretion. Mr. Bunka will be entitled to receive common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with CAB,:

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

On December 1, 2014, the Company updated its consulting agreement for consulting services of CAD$7,500 a month plus applicable taxes (from CAD$5,500 plus applicable taxes) with BKB Management Ltd a consulting company controlled by Lexaria’s former Chief Financial Officer, Bal Bhullar. Ms. Bhullar resigned as the Company’s chief financial officer effective April 29, 2016.

On December 23, 2014, the Company entered into an Executive Management consulting agreement with Mr. Tom Ihrke for consulting services of $3,000 a month. Mr. Ihrke subsequently tendered his resignation on March 8, 2016.

On June 1st, 2017, the Company appointed Mr. Allan Spissinger as acting CFO, Corporate Secretary and Treasurer. The Company executed a twelve month consulting contract with M&E Services Ltd., a wholly owned company by Mr. Allan Spissinger, with monthly compensation of CAD$8,000 superseding the previously CAD$3,400 plus hourly billing for additional work and applicable taxes. The Company may pay Mr. Spissinger a bonus from time to time, at its sole discretion. Mr. Spissinger was awarded 200,000 incentive stock options exercisable at $0.37 vesting immediately. Mr. Spissinger will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with M&E Services Ltd.:

  Revenue Incentives “A” as defined above.

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015. On March 1, 2017, the Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with monthly compensation of CAD$15,000 plus applicable taxes, superseding the previous agreement with monthly compensation of CAD$12,500 plus applicable taxes. The Company may pay Mr. Docherty a bonus from time to time, at its sole discretion. Pursuant to the previous agreement, Mr. Docherty received 800,000 stock options and 924,000 restricted common shares of the Company. Mr. Docherty will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with Docherty Management Ltd.:

  Revenue Incentives “A” as defined above.
  IP Incentives “B” as defined above.

On June 19th, 2017, the Company executed a contract with Alex Blanchard Capital as manager for investor relations and communications. The agreement is for six months continuing month to month and may be terminated thereafter with one month’s notice for CAD$7,500 per month. Mr. Blanchard was granted 200,000 warrants exercisable at $0.29 and 300,000 stock options exercisable at $0.295 vesting 100,000 options at 1st – 3rd anniversaries of the contract provided that the contract is not terminated. Mr. Blanchard will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with Alex Blanchard Capital:

  Revenue Incentives “A” as defined above.

We do not expect any material changes in the number of contractors over the next 12 month period although individual personnel changes and fluctuations should always be expected. We do and will continue to outsource contract employment as needed. However, with product advancement or retail acceptance of our new products, we may need to retain additional contractors particularly in the fields of product manufacturing, development, sales and distribution. It is not possible to accurately project potential needs into the future based on circumstances that may or may not occur.

Research and Development

Lexaria incurred $54,185 (2016 $9,024) in research and development expenditures over the last fiscal year. With the successful financing efforts during fiscal 2017, the Company announced a $1 million budget to conduct research and development and additional scientific testing. Specific R&D programs are in development at this time and will be tightly related to our financial ability to undertake such steps. Due to the notice of allowance in October 2017 significantly expanding the Company’s portfolio coverage, Lexaria is examining accelerated timetable options for testing, research and development.

The Company’s plans include in vitro absorption tests of our patented technology of molecules such as: Vitamin E, Ibuprofen, and Nicotine. We also plan to conduct our first ever in vivo absorption tests on CBD and on nicotine, all during the upcoming fiscal year.

Depending on how many of these tests are undertaken, it could require budgets of as much as $1,000,000, or as little as $65,000, to do so. It is in our best interests to remain flexible at this early stage of our R&D efforts in order to capitalize on potential novel findings from early-stage tests and thus re-direct research into specific avenues that offer the most reward.

Subsidiaries

Lexaria has one wholly owned subsidiary, Lexaria CanPharm Corp., a Canadian corporation. We also have a 51%-owned subsidiary Poviva Tea, LLC which was incorporated on December 12, 2014, under the laws of the State of Nevada. As of October 2017 Poviva Tea, LLC is a 100% owned subsidiary. We also have a 50%-owned subsidiary Ambarii Trade Corporation that was incorporated on April 24, 2017 under the laws of the Province of British Columbia.

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

Risks Associated with Our Business

Because cannabis is a controlled substance in some regulatory jurisdictions our Licensee’s operations may be subject to regulatory actions.

Lexaria and its subsidiaries are not involved directly or indirectly in the cultivation, processing, distribution, or utilization of Cannabis or Cannabis derived components. All of Lexaria’s consumer products utilize legally sourced Hemp and Hemp components in their production. Lexaria has an ancillary involvement exposure via out-licensing of its patented technology to licensees that may utilize the technology in the production of products that contain contents which are locally or state approved but federally controlled. Where licensee’s products contain controlled contents any revenue streams from such licensee’s may be interrupted by regulatory involvement in their business. It is possible some jurisdictions may even interpret Lexaria’s ancillary involvement as in contravention with regulations.

Lexaria has no knowledge of any non-compliance by its licensees with the regulatory framework(s) in which its licensee(s) operate.

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

Our revenues now are generated from being a food sciences and products company. We should be considered to be a start-up: the revenue recognized for the year ended August 31, 2017 was $63,639.

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

Some of our patent pending applications may not be granted as patents. Even if patents are issued, they may not be issued with claims of sufficient breadth to protect our nutrient infusion technology or may not provide us with competitive advantage against competitors with similar products or technologies. Issued patents may be challenged, invalidated, or circumvented. If patents issued to us are invalidated or found to be unenforceable, we could lose the ability to exclude others from making, using or selling the inventions claimed. Moreover, an issued patent does not give us the right to use the patented technology or commercialize a product using the technology. Third parties may have blocking patents that could be used to prevent us from developing our products, selling our products, or commercializing our nutrient infusion technology. Others may also independently develop products or technologies similar to those that we have developed or may reverse engineer or discover our trade secrets through proper means.

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

We have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. As a result of the financings completed during the year ended August 31 2017, management believes it has sufficient funds to meet its obligations as they become due for the next twelve months.

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

Our company has no operating history and an evolving business model, which raises doubt about our ability to achieve profitability or obtain financing.

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

Other than our operations offices in Kelowna, British Columbia, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Item 2.        Properties

Executive Offices

The address of our principal executive office is 156 Valleyview Road, Kelowna BC Canada V1X3M4, where we share ~1,200 square feet of office space, which includes several offices for a monthly rental of CAD$1,052. Our telephone number is (250) 765 6424. We have an additional administrative office space in Langley British Columbia and Phoenix Arizona at nominal costs. Our current locations provide adequate office space for our purposes at this stage of our development.

Significant Acquisitions and Dispositions

On November 12, 2014, the Company signed an agreement with PoViva and acquired 51% of PoViva with an initial consideration of $50,000. Lexaria serves as the Manager of Business Operations of PoViva’s Teas. As Manager, Lexaria oversees most aspects of the business including, but not limited to, Accounting, Marketing, Capital Investment, Capital Raising,Sales, Branding, Advertising and Fulfillment. The Founders served until 2015 as Production Manager and were responsible for all aspects of production, product quality, licensing, testing, and product legality. It is also expected that both parties to this Agreement will assist the other to fulfill their obligations as needed and the cost of business will be borne by revenues earned by the company and general corporate funds. As of October 2017 Lexaria acquired 100% of PoViva for US$70,000, a waiver on certain debts, and a 5%, 20-year royalty on net profits of ViPova TeaTM tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued.

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

Item 4.        Mine Safety Disclosures

None.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQB under the symbol “LXRP.” Our common shares are also quoted on the Canadian Securities Exchange under the symbol “LXX”. The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares as quoted on the OTCQB based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)

Quarter Ended	High	Low
November 30, 2014	$0.12	$0.04
Feb 28, 2015	$0.12	$0.07
May 31, 2015	$0.225	$0.076
August 31, 2015	$0.27	$0.13
November 30, 2015	$0.235	$0.111
Feb 28, 2016	$0.28	$0.08
May 31, 2016	$0.169	$0.08
August 31, 2016	$0.154	$0.08
November 30, 2016	$0.35	$0.11
February 28, 2017	$0.699	$0.20
May 31, 2017	$0.625	$0.27
August 31, 2017	$0.43	$0.27
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark- up, mark-down or commission, and may not represent actual transactions.

As of November 14, 2017, there were 80 holders of record of our common stock. As of such date, 69,020,011 shares of common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

Other than set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2017.

On October 11, 2016, pursuant to its agreement with Docherty Management Ltd., the Company issued 252,000 restricted common shares with a value of $35,760.

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

The Company reached an agreement with a director to settle the outstanding amount pursuant to an advisory agreement (Note 14), through issuance of common shares of the Company. To settle the outstanding amount of $16,000 for four months to October 31, 2016, the Company issued 114,286 shares of its common stock at a value of $0.14 per share, on October 11, 2016. On February 17, 2017, the Company issued a further 29,091 common shares to settle $16,000 of fees incurred during the four months ended February 28, 2017. A total of $8,000 of the $32,000 was recognized as consulting fees during the year ended August 31, 2016.

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

On May 31, 2017, the Company reached an agreement with a director to settle the outstanding amount pursuant to a advisory agreement (Note 14), through issuance of common shares of the Company. To settle the outstanding amount of $12,000 to May 31, 2017, the Company issued 35,294 shares of its common stock at a value of $0.34 per share, on May 31, 2017.

On June 22, 2017, pursuant to the agreement with Mr. Chris Bunka (Note 16), the Company issued 210,000 common shares valued at $61,950, for services rendered as the Chief Executive Officer of the Company.

On June 22, 2017, pursuant to the agreement with Mr. John Docherty (Note 16), the Company issued 210,000 common shares valued at $61,950, for services rendered as the President of the Company.

On August 25, 2017, the Company issued 307,500 shares of its common stock for the conversion of the convertible debt of $45,000 plus accrued interest of $1,125 (Note 10).

On August 25, 2017, the Company issued 32,433 shares of its common stock at $0.37 in settlement of $12,000, recognized within accounts payable and accrued liabilities as at August 25, 2017.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plans described below:

2007 Equity Plan

On April 25, 2007, our shareholders approved our 2007 Equity Incentive Stock Option Plan.

The 2007 Plan permits our company to issue up to 550,000 shares of our common stock to eligible employees and directors of our company upon the exercise of stock options granted under the 2010 Plan.

2010 Equity Compensation Plan

On February 26, 2010, our shareholders approved and adopted our 2010 equity incentive plan.

The 2010 Plan permits our Company to issue up to 1,980,000 shares of our common stock to directors, officers, employees and eligible consultants of our Company upon exercise of stock options granted under the 2010 plan.

2014 Stock Option Plan

On June 11, 2014, our shareholders approved and adopted our company’s 2014 Stock Option Plan which permits our company to grant up to an aggregate of 3,850,000 options to acquire shares of our common stock, to directors, officers, employees and consultants of our company.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Equity compensation plans approved by shareholders:
2007 Equity compensation plan	Nil	Nil	550,000
2010 Equity compensation plan	247,500	$0.09	1,732,500
2014 Stock Option Plan approved by security holders	3,073,375	$0.15	776,625
Total	3,320,875	$0.15	3,059,125

Convertible Securities

As of August 31, 2017, we had outstanding options to purchase 3,320,000 shares of our common stock exercisable between prices of $0.09 and $0.37. In December 2015 we experienced a 1.1 for 1.0 forward stock split that adjusted quantities and strike prices of all previously granted options. Those adjustments are reflected herein.

On October 10, 2016, the Company granted 250,000 stock options to a consultant for business advisory services. The exercise price of the stock options is $0.14 per share, vesting immediately and expiring on October 10, 2018.

On June 2, 2017, the Company granted 200,000 stock options to an officer of the Company. The exercise price of the stock options is $0.37 per share, vesting immediately and expiring five years from the date of grant.

On June 21, 2017, the Company granted 300,000 stock options to a consultant, 100,000 vesting annually for 3 years, with an exercise price of $0.295 and expiring five years from the date of grant. The company also granted 100,000 options to consultants vesting immediately with an exercise price of $0.295 and expiring five years from the date of grant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2017.

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

Plan of Operation

During the next twelve month period (beginning September 1, 2017), we intend to:

  continue sales and marketing efforts for consumer product lines pursue technology out-licensing opportunities for our patented DehydraTECHTM technology. This will be focused first primarily on cannabinoid sector, and will evolve as time allows for completed R&D in other sectors, to the NSAID, vitamin, and nicotine sectors;
  identify and secure sources of equity and/or debt financing for intellectual property pursuit and maintenance, R&D, and consumer product formulation and marketing;

Our plans beyond fiscal 2018 are dependent upon our ability to obtain sufficient capital to execute. During the previous year we did raise sufficient capital to fulfill all our plans. Without sufficient capital, our plans will change, and could change materially. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2017

Expense	Amount	Estimated
	($)	Completion/Due
		Date
Research and Development of additional products	70,000	12 months
Research and Development (General)	800,000	12 months
Patent applications and trademark	250,000	12 months
Marketing and Sales	200,000	12 months
Consulting Fees (~50% is officers and directors)	900,000	12 months
Professional fees	160,000	12 months
Rent	20,000	12 months
Other general administrative expenses (including travel, insurance, conferences, and fees)	300,000	12 months
Interest Expense	10,000	12 months
Total	2,710,000

12 Month Outlook for Current Product Line, Product Development & Design, Patents

As at August 31, 2017, we had a working capital surplus of $2,703,148 and cash on hand of $2,533,337. We therefore estimate that we will be required to raise approximately $nil in cash to finance our planned expenditures for the 12 months beginning September 1, 2017. In the uncertain event that we are unable to raise sufficient funds to execute our current business plan, or in the uncertain event that all of our debt obligations become due, we will be required to scale back our operations to prioritize immediate and necessary expenses in our longer term planning into fiscal 2019. These necessary expenses include professional fees and general and administrative expenses necessary to satisfy our public reporting requirements.

Our business strategy involves several elements. We intend to prioritize our revenue generating efforts in 2017/18 on technology licensing, with a secondary focus on our consumer food products enriched with full spectrum hemp oil.

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

We first began selling trial amounts of ViPova™ branded black tea fortified with hemp oil and utilizing our technology, in January 2015. In August 2015 we added six new flavors of tea to expand the brand’s reach. Sales of these products have been modest but are expected to improve in the long term.

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

ViPova™ branded products are owned by our 51%-owned Poviva Tea LLC subsidiary. As of October 2017 Lexaria acquired 100% of Poviva Tea LLC.

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

It is our intention, subject to sufficient funding being available, to provide R&D to develop additional fitness-style products in 2017 under the Lexaria Energy brand, such as protein powders for shakes or smoothies, and protein energy drinks. We are also pursuing other product development and expect to launch new products.

We believe the range of products available and under development are sufficient to prepare for revenue growth and potentially profitable long term operations if we are able to generate sufficient consumer demand and obtain sufficiently widespread retail distribution locations.

Meanwhile our business strategy contains a second element that we believe will be more impactful to future corporate growth that involves the further development and out-licensing of our intellectual property of molecule delivery that enhances bioactivity or absorption.

At this time we are not planning to offer for sale any products containing THC in quantities higher than 0.3% . However we envision licensing our technology to companies legally state-licensed to offer THC products in the states or international jurisdictions where they do business. We also plan to license our technology to other companies for the delivery of molecules other than THC or cannabinoids. Our October 31, 2017 announcement of the USPTO Notice of Allowance of our technology related to new molecule groups may enhance our ability to successfully pursue this initiative during fiscal 2018.

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

We would not ourselves be selling any THC products – we would only be licensing technology to already-licensed participants in valid jurisdictions. We expect a low number of licensees initially and currently have one revenue generating agreement with such a licensee and additional letters of intent and negotiations with other potential licensees.

Subject to budgetary availability, we also plan to conduct additional in vitro and in vivo studies testing the absorption of some or all of the molecules named within our patent applications – CBD, NSAIDs, Vitamins, and Nicotine – to substantiate the effectiveness of our invention. More than simply satisfying scientific curiosity, successful tests could lead to increased awareness and acceptance of our technology as a meaningful method by which to deliver some or all of the named molecules more effectively than their current delivery methods. Therefore absorption tests could become an important element leading towards higher rates of acceptance of our technology licensing initiatives.

We will pursue technology licensing opportunities as a method of generating highly profitable revenue streams over long periods of time. In addition, while one of our patent applications has been granted by the USPTO and another patent application has generated a Notice of Allowance, our remaining patent applications have not yet been granted. It is not possible to forecast with certainty when, or if, our remaining patent pendings will become granted patents. But if our remaining patent applications do become granted patents, our ability to generate meaningful license revenue from our intellectual property may increase in a very short period of time.

We will continue to pursue our remaining patents pending as vigorously as we are able, since the successful granting of more of those applications could lead to material increases in shareholder value. We are pursuing patent protection in more than 40 countries around the world.

Results of Operations for our Year Ended August 31, 2017 and August 31, 2016

Our net loss and comprehensive loss for the year ended August 31, 2017, for the year ended August 31, 2016 and the changes between those periods for the respective items are summarized as follows:

	Year Ended	Year Ended
	August 31,	August 31,
	2017	2016	Change
	$	$	$
Revenue	63,639	40,718	22,921
General and administrative	1,963,354	1,272,352	691,002
Interest expense	6,015	2,250	3,765
Consulting fees	1,017,872	565,543	452,329
Professional Fees	210,297	133,860	76,437
Net loss	(1,929,465)	(1,277,249)	(652,216)

Revenue

Licensing revenues represent the majority of the $63,639 in revenues during the year ended August 31, 2017. Consumer product sales revenues were lower due to challenges in securing expansive distribution opportunities, production challenges and payment processing changes. Total licensing revenues increased as they were included on a pro-rated basis and also included additional contracted fees. Licensing revenues were recognized on a pro-rated basis over the term of the licensing agreement as the Company is required to provide additional support services during the term and is in a very early stage of this revenue cycle to identify a vendor-specific objective evidence of fair value of such services. Additional contracted fees were included as earned. As of August 31 2017 the company had received all of the pre-defined Licensing payments to August 31 2017 for a cash receipts of $50,000 of Licensing fees and $20,392 of additional fees corresponding to the areas under the license agreement where the licensee has been active to-date. During the year ended August 31, 2017, $25,417 of the $50,000 was included (2016 $7,500) on a pro-rated basis and $20,392 (2016 $NIL) of additional fees as licensing revenue for a total of $45,809 in licensing revenue and $17,830 in product and other revenues.

As fiscal 2017 came to a close, hemp oil fortified foods, and hemp seed products continued gaining consumer acceptance and provide a reason to believe that sales could increase. Those trends should support higher potential consumer product sales. Release of the TurboCBD product was successful but sales were limited by changes to payment processing services outside of the Company’s control. At the time of this report the Company had extinguished its supplies of certain products like protein bars and the lack of inventory was also a negative impact on consumer product sales potential.

For 2018 the Company expects to derive ever larger proportions of its revenues from technology licensing to third parties. At August 31, 2015 the Company had zero technology licensing agreements entered. By August 31, 2016 we had entered several LOI’s or definitive agreements related to technology out-licensing. At the time of this report the Company has entered more than 10 formal letters of intent or definitive agreements and is negotiating more. The Company also has formed a joint venture to develop, produce, and sell a line of healthy edible cannabinoid products using our patented technology. It is the Company’s view that the October 2017 notice of allowance of its expanding patent portfolio will be a positive step in enabling the generation of more significant revenues during 2018.

We do not expect that all of the Letters of Intent into which we enter will result in definitive agreements with paying customers and cannot predict how many will. We believe that strengthening and expanding our intellectual property portfolio and conducting supportive R&D will jointly contribute to strengthening revenue prospects.

General and Administrative

Our general and administrative expenses increased by $691,002 during the year ended August 31, 2017. The increase in our general and administrative expenses was largely due to expected increases in executing budgeted work. Examples are many and include additional consultants; increasing legal fees for patent and trademark filings, new product development and launch, and more. However roughly two-thirds of the increase included in the G&A total is $258,406 valuation of warrants issued for services and $207,660 of share issuance for contracts and in settlement of services recognized in accounts payable regarding contractors. Significant increases are expected during fiscal 2018 executing the budgeted scientific testing and research and development.

Interest Expense

Interest expense for the year ended August 31, 2017 was $6,015 (2016 $2,250). The increase was primarily due to the issuance of a convertible debt and related payments. As of the year ended August 31, 2017 we eliminated our long-term loan and the convertible debt was converted.

Consulting fees

Our consulting fees increased during the year ended August 31, 2017 due to the involvement of additional consultants, including the appointment of our interim CFO. Our executives are typically hired and compensated as consultants and costs associated with those agreements comprise the largest majority of our consulting fees expense.

Professional Fees

Our professional fees increased by $76,437 during fiscal 2017 primarily due to increases in patent and trademark filings, but were offset by some reductions due to the appointment of our interim CFO reducing financial report preparation fees from third party service providers. These efficiencies reduced outside professional fees.

Liquidity and Financial Condition

	August 31	August 31
Working Capital	2017	2016
	$	$
Current assets	2,795,495	510,166
Current liabilities	92,347	433,881
Working capital balance	2,703,148	76,285

The Company’s working capital balance increased during the year ended August 31, 2017 as a result of its financing activities. The warrant conversions from previous equity financings, and the new equity financings during fiscal 2017 resulted in a significant improvement in our working capital position of $2,626,863 compared to the year earlier period.

		Year Ended
	August 31	August 31
Cash flows	2017	2016
	$	$
Cash flows (used in) provided by operating activities	(1,545,909)	(660,856)
Cash flows (used in) provided by investing activities	(9,699)	(20,102)
Cash flows (used in) provided by financing activities	3,995,536	514,292
Increase (decrease) in cash	2,439,928	(166,666)

Operating Activities

Net cash used in operating activities was $1,545,909 for the year ended August 31, 2017 compared with cash used in operating activities of $660,856 during the same period in 2016. This difference was largely due to the increased costs pertaining to consulting, advertising and promotion, patent and trademark related filings, research and development, and travel.

Investing Activities

Net cash used in investing activities was $9,699 (2016 $20,102) for the year ended August 31, 2017 is primarily due to the Company’s cost incurred related to its patent related applications.

Financing Activities

Net cash provided from financing activities was $3,995,536 during the year ended August 31, 2017 compared to net cash provided of $514,292 during the same period in 2016. During fiscal 2017, the Company closed a brokered private placement and had significant warrant exercises. The Company also repaid its loan due to our Chief Executive Officer. We raised $1,635,242 from equity private placements $177,262 from option and $2,233,032 from warrant exercises in fiscal 2017 compared to $419,292 of equity from private placements and $95,000 in debt during fiscal 2016.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss attributable to its common shareholders of $1,869,277 for the year ended August 31, 2017 (2016: $1,214,773) and at August 31, 2017 had a deficit accumulated since its inception of $13,169,939 (2016: $11,300,662). The Company has a working capital balance of $2,703,148 as at August 31, 2017 (2016: $76,285). The Company requires additional funds to maintain its operations and developments beyond fiscal 2018. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for Lexaria beginning September 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Lexaria Bioscience Corp.

We have audited the accompanying consolidated financial statements of Lexaria Bioscience Corp. (the “Company”), which comprise the consolidated balance sheets as of August 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in cash flows, and stockholders’ equity for the years ended August 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexaria Bioscience Corp. as of August 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended August 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 22, 2017

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	August 31	August 31
	2017	2016

ASSETS

Current

Cash	$2,533,337	$93,409

Accounts and other receivable (Note 6)	45,293	131,083

Inventory (Note 7)	67,174	134,724

Prepaid expenses and deposit	149,691	150,950
	2,795,495	510,166
Patent (Note 8)	62,827	53,997

Equipment	1,856	2,475
	64,683	56,472
TOTAL ASSETS	$2,860,178	$566,638

LIABILITIES

Current

Accounts payable and accrued liabilities	$32,574	$90,010
Unearned revenue (Note 9)	17,083	12,500
Due to related parties (Note 14)	42,690	331,371

Total Current Liabilities	92,347	433,881

Convertible debenture (Note 10)	-	45,000

TOTAL LIABILITIES	92,347	478,881

STOCKHOLDERS' EQUITY

Share Capital (Note 11)

Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 67,975,761 common shares at August 31, 2017 and 51,288,477 common shares at August 31, 2016	67,976	51,288

Additional paid-in capital (Note 11)	16,108,270	11,515,419

Deficit	(13,169,939)	(11,300,662)

Equity attributable to shareholders of the Company	3,006,307	266,045

Non-Controlling Interest (Note 8)	(238,476)	(178,288)

Total Stockholders' Equity	2,767,831	87,757

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,860,178	$566,638

The accompanying notes are an integral party of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars, except number of shares)

	YEAR ENDED
	August 31	August 31
	2017	2016
Revenue
Sales (Note 13)	$63,639	$40,718
Cost of Goods Sold
Cost of goods sold	29,750	45,615
Gross Profit / (Loss)	33,889	(4,897)

Expenses
Accounting and audit	74,087	95,921
Depreciation and Amortization (Note 8)	1,488	619
Insurance	19,652	17,237
Advertising and promotions	209,034	185,459
Bank charges and exchange loss	(6,415)	15,382
Consulting (Note 12, 16)	1,130,916	657,813
Interest expense (Note 10)	6,015	2,250
Investor relations (Note 12)	91,681	61,574
Legal and professional	136,210	37,939
Office and miscellaneous	118,863	97,077
Research and development	54,185	9,024
Taxes	(2,374)	3,983
Travel	61,401	44,034
Inventory write-off (Note 7)	68,611	44,040
	1,963,354	1,272,352
Net loss and comprehensive loss for the year	$(1,929,465)	$(1,277,249)
Net loss and comprehensive loss attributable to:
Common shareholders	$(1,869,277)	$(1,214,773)
Non-controlling interest (Note 8)	$(60,188)	$(62,476)

Basic and diluted loss per share	$(0.03)	$(0.03)
Weighted average number of common shares outstanding - Basic and diluted	58,765,806	43,840,378

The accompanying notes are an integral party of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	YEAR ENDED
	August 31	August 31
	2017	2016
Cash flows used in operating activities
Net loss and comprehensive loss for the year	$(1,929,465)	$(1,277,249)
Adjustments to reconcile net loss and comprehensive loss to net cash used in operating activities:
Stock based compensation	113,044	122,015
Depreciation and amortization	1,488	619
Inventory write-off	68,611	44,040
Common shares issued for interest (Note 10)	1,125	-
Common shares issued for services	207,660	79,500
Warrants issued for services	292,750	32,252
Change in working capital:
Accounts and other receivable	(7,710)	(6,201)
Inventory	(1,061)	(10,778)
Prepaid expenses and deposit	(17,817)	26,190
Accounts payable and accrued liabilities	(40,436)	56,937
Due to related parties	(238,681)	259,319
Unearned revenue	4,583	12,500
Net cash used in operating activities	(1,545,909)	(660,856)

Cash flows used in investing activities
Patent	(9,699)	(17,008)
Acquisition of equipment	-	(3,094)
Net cash used in investing activities	(9,699)	(20,102)

Cash flows from financing activities
Proceeds from (Payments of) loans/convertible debentures	(50,000)	95,000
Proceeds from issuance of equity	4,045,536	419,292
Net cash from financing activities	3,995,536	514,292

Change in cash	2,439,928	(166,666)
Cash, beginning of year	93,409	260,075
Cash, end of year	$2,533,337	$93,409
Supplemental information of cash flows:
Interest paid in cash	$4,890	$2,250
Income taxes paid in cash	$-	$-
Shares issued to convert convertible debt	$45,000	$-
Subscription funds receivable	$-	$93,500
Stock based compensation recognized from prepaid expense	$19,076	$38,150
Shares issued for services in accounts payable and accrued liabilities	$17,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL
			PAID-IN			TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	EQUITY
		$	$	$	$	$
Balance, August 31, 2015	43,838,286	43,838	10,814,460	(10,085,889)	(115,812)	656,597
Shares issued for services	625,000	625	78,875	-	-	79,500
Non-controlling Interest	-	-	-	-	(62,476)	(62,476)
Stock based compensation (Note 12)	-	-	83,865	-	-	83,865
Private placement of shares, net of issuance cost	5,266,858	5,267	414,025	-	-	419,292
Private placement subscription receivable	1,558,333	1,558	91,942	-	-	93,500
Warrants to be issued for services	-	-	32,252	-	-	32,252
Net loss	-	-	-	(1,214,773)	-	(1,214,773)
Balance, August 31, 2016	51,288,477	51,288	11,515,419	(11,300,662)	(178,288)	87,757
Shares issued for services	939,354	938	223,722	-	-	224,660
Non-controlling Interest	-	-	-	-	(60,188)	(60,188)
Stock based compensation (Note 12)	-	-	93,968	-	-	93,968
Private placement of shares, net of issuance cost	4,104,280	4,105	1,537,637	-	-	1,541,742
Warrants issued for services	-	-	292,750	-	-	292,750
Exercise of stock options	1,014,125	1,015	176,247	-	-	177,262
Exercise of warrants	10,322,025	10,322	2,222,710	-	-	2,233,032
Conversion of debt	307,500	308	45,817	-	-	46,125
Net loss	-	-	-	(1,869,277)	-	(1,869,277)
Balance, August 31, 2017	67,975,761	67,976	16,108,270	(13,169,939)	(238,476)	2,767,831

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017
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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss attributable to its common shareholders of $1,869,277 for the year ended August 31, 2017 (2016: $1,214,773) and at August 31, 2017 had a deficit accumulated since its inception of $13,169,939 (2016: $11,300,662). The Company has a working capital balance of $2,703,148 as at August 31, 2017 (2016: $76,285).

The Company requires additional funds to maintain its operations and developments. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Lexaria and its subsidiaries are not involved directly or indirectly in the cultivation, processing, distribution, or utilization of Cannabis or Cannabis derived components. All of Lexaria’s consumer products utilize legally sourced Hemp and Hemp components in their production. Lexaria does have an ancillary involvement risk via out-licensing of its patented technology to licensees that choose to utilize its technology to manufacture products that contain locally or state approved but federally regulated and controlled contents. There can be no guarantee that changes in the regulatory framework and environment will not occur and such changes could have a materially adverse effect on the Company. It is possible some jurisdictions may even interpret Lexaria’s ancillary involvement as in contravention with regulations.

3.	Significant Accounting Policies

	a)	Accounting Principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America. All amounts, unless otherwise stated, are in United States dollars.

	b)	Basis of Presentation

On December 16, 2015, the Company completed a forward stock split of our authorized and issued and outstanding shares of common stock on a basis of 1 old share of common stock for 1.1 new shares of common stock. The forward stock split affected all the issued and outstanding common shares, stock options, and warrants at the effective date and increased authorized capital to 220,000,000, par value of $0.001. All common shares numbers, numbers of stock options, and warrants and related per share amounts disclosed in these consolidated financial statements have been retroactively adjusted to reflect the forward stock split.

	c)	Basis of Consolidation

These consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiary, Lexaria CanPharm Corp. which was incorporated on April 4, 2014, under the laws of Canada, 51%-owned subsidiary PoViva Tea, LLC which was incorporated on December 12, 2014, under the laws of the State of Nevada, and the 50%-owned subsidiary Ambarii Trade Corporation, which has no assets or liabilities, that was incorporated on April 24, 2017 under the laws of the Province of British Columbia. All significant inter-company balances and transactions have been eliminated.

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2017, and August 31, 2016, The Company held cash only.

g)	Equipment

Equipment is stated at cost less accumulated depreciation, and depreciated using the straight-line method over its useful life of five years.

h)	Patents

Capitalized patent costs represent legal costs incurred to establish patents. When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and are expensed as incurred. Capitalized patent costs are amortized on a straight-line basis over the remaining life of the patent. The Company was granted its first patent on October 25, 2016 (Note 8), with a legal life of 20 years.

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

Stock-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense on vesting.

j)	Loss Per Share

The Company applies the guidance in ASC 260 Earnings Per Share. Loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

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

The Company’s financial instruments consist primarily of cash, accounts and other receivable, accounts payable and accrued liabilities, due to related parties, and convertible debenture. The carrying amounts of cash, accounts and other receivable, accounts payable and accrued liabilities, and due to related parties approximate their fair values due to their short maturities. The carrying value of the Company’s convertible debenture approximates its fair value based on comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company.

The Company is located in Canada, which results in exposure to market risks from changes in foreign currency rates. The foreign currency exchange risk is the financial risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk as the Company does not hold a significant position in foreign currencies, such as the Canadian dollar, and the impact of a change in a few basis points for USD/CAD is not expected to be material.

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

The Company applies ASC 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. The Company discloses this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity changes except those transactions resulting from investments by owners and distributions to owners.

p)	Credit Risk and Receivable Concentration

The Company places its cash with a high credit quality financial institution. As of August 31, 2017, the Company had approximately $2,533,000 in the bank (August 31, 2016: $93,000).

As at August 31, 2017, the Company had $43,515 (2016 - $27,583) in sales tax receivable (Note 6). The Company considers its credit risk to be low for such receivable.

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

The Company expenses advertising costs as they are incurred. The advertising expenses were $209,034 and $185,459 for the years ended August 31, 2017 and 2016, respectively.

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

The Company provides compensation benefits to its employees, directors, officers, and consultants, through a stock option plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility assumptions used in the model is based on the historical volatility of the Company’s share price. The Company uses historical data to estimate the period of option exercises for use in the valuation model. The risk-free interest rate for the expected term of the option is based on the yields of government bonds. Changes in these assumptions, especially the share price volatility and the expected life determination could have a material impact on the Company’s profit and loss for the periods presented. All estimates used in the model are based on historical data which may not be representative of future results.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with the fair value up to the amount of taxes owed using the maximum statutory rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeiture awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for Lexaria beginning September 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

6.	Accounts and Other Receivable

	August 31	August 31
	2017	2016
	$	$
Trade and deposits receivable	1,778	-
Territory License Fee receivable (Note 9)	-	10,000
Sales tax receivable	43,515	27,583
Private placement receivable (Note 11)	-	93,500
	45,293	131,083

7.	Inventory

	August 31	August 31
	2017	2016
	$	$
Raw materials	14,220	27,358
Finished goods	42,266	94,349
Work in progress	10,688	13,017
	67,174	134,724

During the year ended August 31, 2017, the Company wrote down $68,611 (2016 - $44,040) of inventory to reflect its net realisable value.

8.	Alternative Health Products

On November 12, 2014, the Company signed an agreement with Poppy’s Teas LLC. (“PoViva”) acquired 51% of ViPova™. The Company had the option to acquire an additional 24% interest in PoViva. Lexaria acquired 100% ownership interest in PoViva Tea, LLC subsequent to August 31, 2017 via compensation of $70,000, a waiver on certain debts owed to Lexaria, and a 5%, 20-year royalty on net profits of ViPova TeaTM tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued.

As at August 31, 2017, the Company’s granted patent has a priority date of June 10, 2014, a publish date of October 25, 2016, and protects the Company’s technology for twenty years.

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying patent pending infusion Technology.

Patents

	August 31	August 31
	2017	2016
	$	$
Balance – Beginning	53,997	36,989
Additions	9,699	17,008
Amortization	(869)	-
Balance – Ending	62,827	53,997

October 19, 2017, the Company received a new Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for the use of its technology as a delivery platform for all cannabinoids including THC; fat soluble vitamins; non steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine. Lexaria expects formal patent issuance within three to four months which is expected to provide protection until at least 2035. The patent application number is 15/225,799, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”.

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

The Company determined that the provision of the support services is a separate deliverable under the Licensing Agreement. As the support services will not be sold on a stand-alone basis, the Company is unable to establish a vendor-specific objective evidence of fair value of such services to be able to objectively allocate the Territorial License fee receipts between the license and the support services. Accordingly, the Company recognizes revenue ratably over the term of the Licensing Agreement. As of August 31, 2017, the Company had received the full $50,000 of the Territory License Fee. During the year ended August 31, 2017, $25,417 was recognized as revenue (Note 13) with the remaining $17,083 deferred for recognition in future periods.

	August 31	August 31
	2017	2016
	$	$
Balance – Beginning	12,500	-
Territorial License fees received/receivable (Note 6)	30,000	20,000
Advance payments on product sales	4,900	-
Earned revenue (Note 13)	(30,317)	(7,500)
Balance – Ending	17,083	12,500

10.	Convertible Debenture

On March 8, 2016, the Company closed a private placement offering of a convertible debenture in the aggregate amount of $45,000. The convertible debenture was to mature on August 31, 2020, with an interest rate of 10% per annum (on a simple basis) and was convertible at varying prices over time.

The Company determined that the conversion options did not qualify as derivatives as they did not meet the net settlement provision characteristics. The proceeds from the convertible debenture therefore were not bifurcated on the balance sheet.

During the year ended August 31, 2017, the Company paid interest of $4,500 (2016 - $2,250) in connection with the convertible debenture.

As at August 31, 2017, the convertible debenture was converted into common shares for the amount of $45,000 at $0.15 per share for 300,000 common shares plus the accrued interest of $1,125 for 7,500 shares for a total of 307,500 common shares issued on conversion.

11.	Common Shares and Warrants

Fiscal 2017 Activity

During September and October 2017 the Company received $93,500 of private placement receivable (Note 6) as at August 31, 2016.

On October 11, 2016, pursuant to its agreement with Docherty Management Ltd. (Note 16), the Company issued 252,000 common shares with a value of $35,760.

On October 11, 2016, pursuant to the Advisory Agreement, the Company issued 750,000 warrants with an exercise price of $0.14 per share and term of five years, in return for consulting services. The Company recognized the fair value of $32,252 from 250,000 of such warrants for services received during the year ended August 31, 2016, and further recognized $59,490 for the remaining 500,000 warrants issued in return for consulting services received during the year ended August 31, 2017.

The Company reached an agreement with a director to settle the outstanding amount pursuant to an advisory agreement (Note 14), through issuance of common shares of the Company.

Date	Amount(2)	Shares	Price
October 31, 2016(1)	$16,000	114,286	$0.14
February 27, 2017	$16,000	29,091	$0.55
May 31, 2017	$12,000	35,294	$0.34
August 25, 2017	$12,000	32,433	$0.37

(1) A Total of $8,000 of the $16,000 was recognized as consulting fees during the year ended August 31, 2016.
(2) There was a $NIL difference between the fair value of the shares issued and the carrying value of the debt.

On November 1, 2016, the Company issued 56,250 shares of its common stock for services amounting to $9,000, recognized within accounts payable and accrued liabilities as at August 31, 2016.

On November 1, 2016, the Company issued 500,000 warrants to a consultant. Each warrant entitles the consultant to purchase one common share of the Company at a price of $0.31 per share with a term expiring on May 31, 2017. The Company recognized $48,313, representing the fair value of such warrants.

During November, 2016, the Company provided to its warrant holders, an incentive for early exercise of their previously held warrants. Upon exercise of each warrant, in addition to the common shares of the Company, the warrant holders received a second warrant with identical terms to purchase one additional common share of the Company. The Company raised $737,508 from this early exercise warrant incentive program. A total of 3,245,000 warrants were exercised at a weighted average exercise price of $0.23 and the Company issued 3,245,000 common shares as well as 3,245,000 additional warrants to purchase common shares with an exercise price of $0.23 per share, expiring on May 14, 2017. The fair value of these additional warrants was determined to be $298,777, and is recorded within additional paid-in capital with a net effect of $nil.

On January 10, 2017, the Company issued 500,000 warrants to a consultant. Each warrant entitles the consultant to purchase one common share of the Company at a price of $0.44 per share with a term expiring on January 9, 2018. The Company recognized $112,725, representing the fair value of such warrants.

On April 3, 2017, the Company closed its brokered private placement of 4,104,280 units at a price per Unit of $0.42 for total gross proceeds of $1,723,798. Each Unit consists of one common share and one-half of one Share purchase warrant (2,052,140). Each whole Warrant entitles the holder to acquire one common share of the Company at a price of $0.60 per Share for a period of 24 months. The Agents received a cash commission of seven percent ($120,666) of the gross proceeds and 287,300 compensation units exercisable for a period of 24 months at an exercise price of $0.42 consisting of one common share and one half share purchase warrant. Each whole compensation warrant is exercisable for one common share at an exercise price of $0.60 for a period of 24 months following closing. The fair value of these compensation units was determined to be $64,162. There was $61,390 of other share issuance costs.

On June 19, 2017, pursuant to the agreement with Alex Blanchard Capital (Note 16) the Company issued 200,000 warrants exercisable at $0.29 for two years. The Company recognized $37,878, representing the fair value of such warrants.

On June 22, 2017, pursuant to the agreement with Mr. Chris Bunka (Note 16), the Company issued 210,000 common shares at $0.295 per share for $61,950, for services rendered as the Chief Executive Officer of the Company.

On June 22, 2017, pursuant to the agreement with Mr. John Docherty (Note 16), the Company issued 210,000 common shares at $0.295 per share for $61,950, for services rendered as the President of the Company.

On August 15, 2017, the Company issued 500,000 warrants to a consultant. Each warrant entitles the consultant to purchase one common share of the Company at a price of $0.44 per share with a term expiring on August 14, 2018. The Company recognized $34,344, representing the fair value of such warrants.

On August 25, 2017, the Company issued 307,500 shares at $0.15 per share of its common stock for the conversion of the convertible debt of $45,000 plus accrued interest of $1,125 (Note 10).

During the year ended August 31, 2017, a total of 1,014,125 incentive stock options were exercised for proceeds of $177,262. A total of 10,322,025 warrants were exercised for proceeds of $2,233,032, of which 3,245,000 warrants related to the early exercise warrant incentive program.

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

On April 15, 2016, pursuant to the agreement with Mr. John Docherty (Note 16), the Company issued 210,000 common shares valued at $21,000, for services rendered as the President of the Company.

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

On July 28, 2016, pursuant to an agreement, in return for marketing, branding, and investor relations advisory services, the Company issued 250,000 common shares of the Company valued at $0.12 per share (Note 16).

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

A continuity schedule for warrants is presented below:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, August 31, 2015	19,840,186	0.23
Expired	(13,978,286)	0.22
Issued	6,274,341	0.15
Balance, August 31, 2016	12,136,241	0.18
Cancelled/Expired	(1,004,150)	0.22
Exercised	(10,322,025)	0.23
Issued	8,034,440	0.36
Balance, August 31, 2017	8,844,506	0.29

The fair value of share purchase warrants granted as broker warrants, compensation units, and compensatory warrants, was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31	August 31
	2017	2016
Expected volatility	102% - 138%	237% - 240%
Risk-free interest rate	0.65% - 1.27%	0.74% - 0.95%
Expected life	0.46 - 2 years	1.5 – 2 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.09 - $0.20	$0.09 - $0.19

A summary of warrants outstanding as of August 31, 2017 is presented below:

# of Warrants	Weighted	Weighted
	Average	Average
	Remaining	Exercise Price
	Contractual Life	$
625,000	0.04 years	0.15
290,400	0.28 years	0.27
500,000	0.36 years	0.23
450,000	0.95 years	0.14
2,839,666	1.00 years	0.14
2,052,140	1.59 years	0.60
287,300	1.59 years	0.42
350,000	1.76 years	0.14
750,000	4.11 years	0.14
200,000	1.80 years	0.29
500,000	0.95 years	0.44
8,844,506	1.34 years	0.29

12.	Stock Options

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

On June 2, 2017, the Company granted 200,000 stock options to an officer of the Company. The exercise price of the stock options is $0.37 per share, vesting immediately and expiring five years from the date of grant.

On June 21, 2017, the Company granted 300,000 stock options to a consultant, 100,000 vesting annually for 3 years, with an exercise price of $0.295 and expiring five years from the date of grant. The company also granted 100,000 options to consultants vesting immediately with an exercise price of $0.295 and expiring five years from the date of grant.

During the year ended August 31, 2017, the Company also recorded $113,044 of stock based compensation in Consulting on the Income Statement of which $93,969 pertained to the stock options granted during the period and $19,075 being the recognition of expense from previous grants amortized from prepaid expenses. In 2016 the Company recorded $92,270 of stock based compensation in Consulting and $29,745 in Investor Relations on the Income Statement.

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

A continuity schedule for stock options is presented below:

		Weighted Average
	Number of Options	Exercise Price
		$
Balance, August 31, 2015 (vested and outstanding)	4,070,000	0.15
Expired	(385,000)	0.32
Cancelled	(935,000)	0.16
Granted	735,000	0.13
Balance, August 31, 2016 (vested and outstanding)	3,485,000	0.15
Exercised	(1,014,125)	0.17
Granted	850,000	0.14
Balance, August 31, 2017 (outstanding)	3,320,875	0.15
Balance, August 31, 2017 (exercisable)	3,020,875	0.14

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31	August 31
	2017	2016
Expected volatility	98% - 108%	240% - 241%
Risk-free interest rate	0.83% - 1.78%	1.22% - 1.62%
Expected life	2 - 5 years	5 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.07 - $0.27	$0.11 - $0.19

A summary of the Company’s vested and outstanding stock options as at August 31, 2017 is presented below:

Number of	Number of Stock	Weighted	Weighted	Aggregate
Stock Options	Options	Average	Average	Intrinsic Value
	Exercisable	Remaining	Exercise Price
		Contractual Life	$	$
247,500	247,500	0.80 years	0.09	64,125
248,375	248,375	1.90 years	0.23	30,482
990,000	990,000	2.31 years	0.10	247,500
275,000	275,000	2.43 years	0.09	71,250
550,000	550,000	2.57 years	0.09	142,500
110,000	110,000	3.05 years	0.17	19,500
300,000	300,000	3.62 years	0.11	72,000
200,000	200,000	4.76 years	0.37	(4,000)
400,000	100,000	4.81 years	0.30	22,000
3,320,875	3,020,875	2.81 years	0.15	665,357

13.	Revenues

	August 31	August 31
	2017	2016
	$	$

Product sales	16,866	31,743
Licensing revenue (Note 9)	45,809	7,500
Freight revenue	964	1,149
Other revenue	-	326
	63,639	40,718

The Company recognizes licensing revenue on a pro-rated basis over the term of the Licensing Agreement (Note 9) and additional licensing fees as they are earned. As of August 31 2017 the company had received all of the pre-defined Licensing payments to August 31 2017 for cash receipts of $50,000 of Licensing fees and $20,392 of additional fees. During the year ended August 31, 2017, $25,417 of the $50,000 was included (2016 $7,500) on a pro-rated basis and $20,392 (2016 $NIL) of additional fees as licensing revenue.

14.	Related Party Transactions

For the year ended August 31, 2017, the Company paid/accrued the following:

	August 31	August 31
	2017	2016
	$	$

Management, consulting and accounting services:
C.A.B Financial Services (“CAB”)(1)	136,000	120,000
M&E Services Ltd. (“M&E”)(1)	54,963	30,794
Docherty Management Limited (“Docherty Management”)(1)	125,394	117,213
Company controlled by a director – consulting	48,000	8,000
BKB Management Ltd. (former CFO)	-	44,767
Senior Vice President – Executive management consulting	-	18,000
	364,357	338,431

(1) CAB is owned by the CEO of the Company, M&E is owned by the CFO of the Company, appointed June 1st 2017, and Docherty Management Limited (“Docherty Management”) is owned by the President of the Company.

	Common shares	Fair value	Cash
Docherty Management (Note 11,16) (1)	252,000	$35,760	$6,240
Docherty Management (Note 11,16) (2)	210,000	$61,950	$11,800
CAB (Note 11,16) (2)	210,000	$61,950	$11,800

(1) Issued in lieu of issuance of 300,000 common shares, as mutually agreed to between the parties.
(2) Issued in lieu of issuance of 250,000 common shares, as mutually agreed to between the parties.

Other transactions with related parties:

a) On July 25, 2016, the Company entered into a loan agreement with CAB for a principal amount of $50,000. During the year ended August 31, 2017, the Company repaid the full $50,000 principal to CAB and also paid $1,515 in interest.

b) During the year ended August 31, 2017, the Company sold $5,058 (2016 $NIL) of products to a director and an officer of the company and paid $1,341 in rent to an officer of the company.

Due to related parties:

As at August 31, 2017, $42,690 (August 31, 2016 - $331,371) was payable to related parties included in due to related parties.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

15.	Segment Information

The Company’s operations involve the development and usage, including licensing, of its proprietary nutrient infusion Technology. Lexaria is centrally managed and its chief operating decision makers, being the president and the CEO, use the consolidated and other financial information supplemented by revenue information by category of alternative health consumer products and technology licensing to make operational decisions and to assess the performance of the Company. The company has identified two reportable segments: Intellectual Property Licensing and Consumer Products. Licensing revenues are significantly concentrated on a single licensee.

	IP Licensing	Consumer Products	Corporate	Consolidated Total
External Revenue	45,809	17,830	-	63,639
CoGS	-	29,750	-	29,750
Operating Expenses	360,256	120,935	1,482,162	1,963,354
Segment Loss	(314,447)	(132,856)	(1,482,162)	(1,929,465)
Total Assets	62,827	69,030	2,728,321	2,860,178

16.	Commitments, Significant Contracts and Contingencies

Management and Service Agreements

As at August 31, 2017, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services (1) (2)	$12,000	November 30, 2018
Docherty Management Ltd. (1) (2)	CAD $15,000	March 1, 2018
M&E Services Ltd. (1)	CAD $8,000	June 1, 2018
Corporate Development(3) (4)	CAD $4,000	Month to Month
Advisory Agreement	CAD $4,000	March 24, 2018
Investor relations and communications – Alex Blanchard Capital(1)	CAD $7,500	December 19, 2017
Research & Development	CAD $3,854	June 19, 2018

Revenue Incentive Milestones

(1) 100,000 common shares issuable upon the Company achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period for the first 12 months of the contract, plus a further 50,000 common shares issuable upon achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period, during the 13th - 24th months of the contract. If the Company achieves non-refundable revenues of $500,000 in any fiscal quarter, a further 200,000 common shares may be issuable during the first 12 months of the contract and 100,000 common shares during the 13th - 24th months of the contract.

Intellectual Property Milestones

(2) During the term of the agreement, for each provisional patent application substantively devised and successfully created, written, and filed with the U.S. Patent Office for the Company’s Technology, 250,000 restricted common shares of the Company will be issuable.

Corporate Development Milestones

(3) For new customers sourced by the Consultant until July 10, 2017; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 100,000 Company shares (not achieved); and, from July 11, 2017, until July 10, 2018; a restricted common share award of 50,000 Company shares may be achieved; this clause is limited to one payment per customer during the 12-month period, but payable on each customer that meets these sales/licensing thresholds.

(4) For new customers sourced by the Consultant until July 10, 2017; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 200,000 Company shares (not achieved); and, from July 11, 2017, until July 10, 2018; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 100,000 Company shares; this clause is limited to one payment per fiscal quarter.

17.	Income Tax

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rates as at August 31, 2017 and 2016:

	August 31	August 31
	2017	2016
	$	$

Loss before taxes	(1,933,473)	(1,277,249)
Expected income tax recovery	(676,716)	(447,037)
Non-deductible items	242,716	101,040
Change in estimates	(174,135)	(897,713)
Change in valuation allowance	608,216	1,243,710
Total income taxes	-	-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets at August 31, 2017 and 2016 are comprised of the following:

	August 31	August 31
	2017	2016
	$	$

Non-capital losses	4,567,920	3,959,704
Valuation allowance	(4, 567,920)	(3,959,704)
Net deferred tax assets recognized	-	-

The Company has net operating loss carryforwards of approximately $13,051,000 which may be carried forward to apply against future year income tax for U.S. tax purposes.

Year	Amount
2025	76,000
2026	508,000
2027	1,056,000
2028	720,000
2029	753,000
2030	552,000
2031	538,000
2032	252,000
2033	344,000
2034	3,257,000
2035	2,268,000
2036	989,000
2037	1,738,000
13,051,000

18.	Subsequent Events

a)

On September 15th, 2017, the Company issued 625,000 shares of its common stock from the exercise of warrants previously granted for proceeds of $93,750. All warrants were exercised by third parties who are neither officers nor directors of the Company.

b)

On October 31st, 2017, the Company announced it received a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for the use of its technology as a delivery platform for all cannabinoids including THC; fat soluble vitamins; non steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine. The patent application number is 15/225,799, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”.

c)

On November 2nd, 2017, the Company announced it acquired 100% ownership interest in its majority owned subsidiary PoViva Tea, LLC. The Company previously owned a 51% interest in PoViva Tea, LLC and acquired the remaining 49% interest. Compensation was US$70,000, a waiver on certain debts, and a 5%, 20-year royalty on net profits of ViPova TeaTM tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued.

d)

On November 8th, 2017, the Company issued 419,250 shares of its common stock from the exercise of options and warrants previously granted for proceeds of $69,736. All options and warrants were exercised by third parties who are neither officers nor directors of the Company.

e)

On November 22nd, 2017, the Company issued 427,687 shares of its common stock from the exercise of warrants previously granted for proceeds of $129,416. All options and warrants were exercised by third parties who are neither officers nor directors of the Company.

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

As of August 31, 2017, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and chief executive officer and chief financial officer (also our principal executive and financial reporting and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2017, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      Other Information

None

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed	Date of Resignation
Christopher Bunka	Chairman, Chief Executive Officer, and Director	56	October 26, 2006 February 14, 2007	-

John Docherty	President and Director	47	April 15, 2015	-
			April 29, 2016
Allan Spissinger	Interim Chief Financial Officer	48	June 1, 2017
Nicholas Baxter	Director	64	July 8, 2011	-
Ted McKenchnie	Director	70	September 16, 2015	-

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. Christopher Bunka – Chairman, Chief Executive Officer and Director

Mr. Bunka has been Chairman of the Board and CEO since 2006 and was primarily responsible for the corporate pivot from older business activities to bioscience. Mr. Bunka is a serial entrepreneur and has been involved in several private and public companies since the late 1980’s. He was well known for more than a decade as a part-time business commentator in print and radio, as well as an author. He has extensive experience in the capital markets, corporate governance, project acquisition and corporate finance. He is a named inventor on some of Lexaria’s pending patents.

Since 1988, Mr. Bunka has been the CEO of CAB Financial Services Ltd., a private holding company located in Kelowna, Canada. He is a venture capitalist and corporate consultant.

Mr. Bunka was formerly Chairman/CEO of Enertopia Corp, (symbol ENRT-OTC) but resigned in 2013. Mr. Bunka was formerly a director of Defiance Capital Corp., (symbol DEF-TSXV) a Canadian resource company, but resigned in 2014.

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

Mr. Allan Spissinger – Interim Chief Financial Officer

Prior to concentrating on finance and accounting, Mr. Spissinger worked within the Informational Technologies (IT) sector for over a decade; specializing in corporate IT infrastructure and software development projects. Mr. Spissinger joined the audit and assurance department at PricewaterhouseCoopers (PwC) where he obtained his Chartered Professional Accountant (CPA) designation focusing on financial reporting and Sarbanes-Oxley (SOX) compliance in the following sectors: resources, manufacturing and technologies. Mr. Spissinger joined Lexaria in September 2014 as a corporate controller. His positive mentorship, excellent communication and extensive leadership skills have enabled him to successfully manage a variety of private businesses for over 20 years.

Mr. Nicholas Baxter - Director

Mr. Baxter was appointed as a member on the board of directors of Lexaria Corp. in 2009. Mr. Baxter received a Bachelor of Science (Honours) from the University of Liverpool in 1975, and has worked on oil & gas projects in many areas of the world. Since the 1980’s, he has worked with companies in the public markets both in the U.K. and in Canada. Mr. Baxter brings extensive real-world experience as a board member.

Mr. Ted McKechnie – Director

Mr. McKechnie is a well-recognized thought leader in the Canadian food industry. In the past, Mr. McKechnie was president of Maple Leaf Foods, an owner and senior executive at Humpty Dumpty and a senior leader at Pepsi Co. After a distinguished career as an executive and marketer specializing in food manufacturing, he now focuses on moving the Canadian food sector into the future. Besides being the chairman of Food Starter’s board, Mr. McKechnie is also the Chairman/CEO of The Davies Group and William Davies Consulting Inc. Mr. McKechnie is also a chairman of the board for Advanced Technology For Food Manufacturing, and the Director of Lexaria Bioscience Corporation.

Mr. McKechnie is often called upon by think tanks, the government and industry leaders to offer insights on how to grow the food sector and add more value to the Canadian economy.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2017, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held one formal meeting and several informal meetings during the year ended August 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2017 and August 31, 2016; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2017 and August 31, 2016, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Bunka(1), Chairman, Chief Executive Officer & Director	2017 2016	- -	- -	61,950(7) -	- -	- -	- -	147,800 120,000	209,750 120,000
Bal Bhullar(2), Chief Financial Officer & Director	2017 2016	- -	- -	- -	- -	- -	- -	- 44,767	- 44,767
Tom Irkhe(4) Vice President	2017 2016	- -	- -	- -	- -	- -	- -	- 18,000	- 18,000
John Docherty(5) President	2017 2016	- -	- -	97,710(6) 21,000	- 32,768(3)	- -	- -	143,434 117,213	241,144 170,981
Allan Spissinger(8) Interim Chief Financial Officer	2017	-	-	-	54,204(9)	-	-	57,104	111,308

(1)

Mr. Bunka was appointed as chairman, president, chief executive officer, and director on October 26, 2006, and was chief financial officer of our company from April 29, 2016 to May 31 2017. He resigned as president on April 15, 2015. We pay Mr. Bunka a consulting fee through CAB Financial Services Ltd., where he is also the Chief Executive Officer.

(2)	Ms. Bhullar was appointed Chief Financial Officer on May 12, 2009 and resigned April 29, 2016. We paid Ms. Bhullar consulting fees through her wholly owned company BKB Management Ltd.

(3)

The fair value of the stock options awarded was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 240%; risk-free interest rate of 1.22%; expected life of 5 years; and dividend yield of 0.00%.

(4)	Mr. Ihrke became Vice President on December 23, 2015 and resigned on March 8, 2016.

(5)	Mr. Docherty became President on April 15, 2015 and a director on April 29, 2016. We pay Mr. Docherty a consulting fee through his wholly owned company Docherty Management Ltd.

(6)	Pursuant to the agreement with Docherty Management Ltd. Mr. Docherty received 462,000 (2016 - 210,000) common shares with a value of 97,710 (2016 - $21,000).

(7)	Pursuant to the agreement with CAB Financial Services Ltd. Mr. Bunka received 210,000 (2016 - NIL) common shares with a value of $61,950 (2016 - $NIL).

(8)	Mr. Spissinger became Interim Chief Financial Officer on June 1, 2017. We pay Mr. Spissinger a consulting fee through his wholly owned company M&E Services Ltd.

(9)

The fair value of the stock options awarded was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 102%; risk-free interest rate of 1.71%; expected life of 5 years; and dividend yield of 0%.

Our company is currently paying consulting fees to our chief executive officer $12,000 per month, our president CAD$15,000 per month and our Interim Chief Financial Officer CAD$8,000 per month in consulting fees.

Consulting Agreements

On December 1, 2016, the Company amended its agreement with CAB Financial Services Ltd. As Chief Executive Officer for a revised consulting fee of $12,000 per month plus applicable taxes, superseding the previous agreement for $10,000 per month plus applicable taxes.

On May 12, 2009 the Company entered into a consulting agreement with BKB Management Ltd. to act as the Chief Financial Officer and a Director. December 1, 2014, the Company entered into an updated consulting agreement for CAD$7,500 per month plus GST. Effective April 29, 2016, BKB Management Ltd. resigned its position and the contract was terminated.

On December 23, 2014, the Company entered into a revised Executive Management consulting agreement with Tom Ihrke for $3,000 per month. Effective March 8, 2016 Mr. Ihrke resigned and the contract was terminated.

On March 1, 2017, the Company executed a revised twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty to act as President with monthly compensation of CAD$15,000 plus applicable taxes, superseding the previous agreement with monthly compensation of CAD$12,500 plus applicable taxes.

On June 1, 2017, the Company executed a twelve month contract with M&E Services Ltd., a wholly owned company by Mr. Allan Spissinger, as interim Chief Financial Officer with monthly compensation of CAD$8,000 plus applicable taxes.

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Grants of Plan-Based Awards Table

We did not grant any awards to our named executive officers in the during our fiscal year ended August 31, 2017.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Bunka	550,000 247,500	- -	- -	$0.11 $0.10	2019/12/22 2018/06/18	- -	- -	- -	- -
John Docherty	550,000 300,000	- -	- -	$0.10 $0.11	2020/03/26 2021/04/15	- -	- -	- -	- -
Tom Ihrke	330,000	-	-	$0.11	2019/12/22	-	-	-	-
Allan Spissinger	200,000	-	-	$0.37	2022/06/01	-	-	-	-

Option Exercises

During our fiscal year ended August 31, 2017, on January 9 2017, Allan Spissinger exercised 27,500 options previously granted at $0.10 prior to his being appointed interim CFO June 1 2017.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors. We have an agreement with a director for marketing services that is not in their capacity as a director for $4,000 per month plus applicable taxes.

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

Compensation Committee Interlocks and Insider Participation

During 2017, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2017.

Compensation Committee Report

None.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 22, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Christopher Bunka; Kelowna BC Canada	14,114,923	(1)	19.97%
Nicholas Baxter; Aberdeenshire, UK	330,000	(2)	0.47%
John Docherty; Toronto, Ontario	2,127,000	(3)	3.03%
Ted McKechnie; Toronto, Ontario	431,104	(4)	0.62%
Allan Spissinger; Langley, BC	227,500	(5)	0.33%
Directors and Executive Officers as a Group (5 persons)	17,230,527		24.42%
David DeMartini, Texas, Houston	3,609,375		5.2%
Total as a Group (6 persons) (6)	20,839,902		29.61%

*           Less than 1%.

(1)

Includes 5,631,844 shares held in the name of C.A.B. Financial Services and 7,235,579 shares held directly by Chris Bunka, chairman, chief executive officer and a director of our company. Includes 450,000 warrants held directly by Chris Bunka with an exercise price of $0.14. Includes 247,000 options which are exercisable at $0.09 and 550,000 options exercisable at $0.10.

(2)	Includes 110,000 options which are exercisable at $0.10. Nicholas Baxter is a director of our company.

(3)	Includes 550,000 options which are exercisable at $0.10 and 300,000 options which are exercisable at $0.11. John Docherty is the President and a Director of our Company

(4)	Includes 110,000 options exercisable at $0.17. Ted McKechnie is a Director of our Company.

(5)	Includes 200,000 options exercisable at $0.37. Allan Spissinger is interim chief financial officer of our company.

(6)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 22, 2017. As of November 22, 2017, there were 69,435,198 shares of our common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the yearend for the last three completed fiscal years.

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

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2017 and for fiscal year ended August 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2017	August 31, 2016
Audit Fees	35,392	38,186
Audit Related Fees	-	-
Tax Fees	15,982	-
All Other Fees	-	-
Total	51,374	38,186

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are provided by the Company’s principal accountants for the fiscal years ended August 31, 2017 and August 31, 2016 in connection with statutory and regulatory filings or engagements.

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

We do not use our principal accountants for services other than the ones related to the our annual audit and the review of our interim financial statements. We therefore do not involve our principal accountants for matters related to tax compliance and financial information system design and implementation. These services, which include corporate tax preparation and designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.

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

Date: November 21, 2017

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: November 21, 2017

By: /s/ John Docherty
John Docherty
President and Director

Date: November 21, 2017

By: /s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
(Principal Accounting Officer)

Date: November 21, 2017

By: /s/Ted McKechnie
Ted McKechnie
Director

Date: November 21, 2017