Form 10-Q
period 2017-11-30
Lexaria Bioscience Corp.
filed 2018-01-12
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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
70,319,707 common shares issued and outstanding as of January 12, 2017

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexaria Bioscience Corp.’s (“Lexaria” or the “Company”) unaudited interim consolidated financial statements for the three month period ended November 30, 2017, form part of this quarterly report. They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30	August 31
	2017	2017
	(Unaudited)
ASSETS
Current
Cash	$2,209,703	$2,533,337
Accounts and other receivables (Note 7)	71,923	45,293
Inventory (Note 8)	77,436	67,174
Prepaid expenses and deposit	58,140	149,691
Total Current Assets	2,417,202	2,795,495
Patents (Note 9)	78,321	62,827
Equipment	1,702	1,856
	80,023	64,683
TOTAL ASSETS	$2,497,225	$2,860,178

LIABILITIES
Current
Accounts payable and accrued liabilities	$59,854	$32,574
Unearned revenue (Note 10)	10,833	17,083
Due to related parties (Note 14)	25,018	42,690
Total Current Liabilities	95,705	92,347
TOTAL LIABILITIES	95,705	92,347

STOCKHOLDERS' EQUITY
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 69,435,198 common shares at November 30, 2017 and 67,975,761 common shares at August 31, 2017	69,435	67,976
Additional paid-in capital	16,080,737	16,108,270
Deficit	(13,748,652)	(13,169,939)
Equity attributable to shareholders of the Company	2,401,520	3,006,307
Non-Controlling Interest	-	(238,476)
Total Stockholders' Equity	2,401,520	2,767,831
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,497,225	$2,860,178

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED
	November 30	November 30
	2017	2016
Revenue (Note 13)	24,635	9,225
Cost of Goods Sold	(6,099)	(888)
Gross profit	18,536	8,337

Expenses
Accounting and audit	17,691	6,099
Depreciation and Amortization (Note 9)	375	372
Insurance	4,645	5,180
Advertising and promotions	188,999	11,928
Bank charges and exchange loss	5,691	75
Consulting (Note 16)	142,166	296,267
Interest expense	-	1,355
Investor relations	188	23,717
Legal and professional	59,903	9,996
Office and miscellaneous	35,820	23,376
Research and development	110,392	7,261
Travel	27,833	19,840
Inventory write-off (Note 8)	3,546	3,424
	597,249	408,890
Net loss and comprehensive loss for the period	(578,713)	(400,553)
Net loss and comprehensive loss attributable to:
Common shareholders	(578,713)	(395,445)
Non-controlling interest (Note 9)	-	(5,108)
Basic and diluted loss per share	(0.01)	(0.01)
Weighted average number of common shares outstanding
- Basic and diluted	68,635,596	51,690,855

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2017	2016
Cash flows used in operating activities
Net loss for the period	(578,713)	(400,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	27,104
Depreciation and amortization	375	372
Inventory write-off	3,546	3,424
Shares issued for services	-	43,760
Warrants issued for services	-	107,803
Change in working capital:
Accounts and other receivables	(26,630)	82,028
Inventory	(13,808)	(19,062)
Prepaid expenses and deposit	91,551	(2,032)
Accounts payable and accrued liabilities	27,280	898
Due to related parties	(17,672)	46,621
Unearned revenue	(6,250)	8,650
Net cash used in operating activities	(520,321)	(100,987)

Cash flows used in investing activities
Investment in Poviva	(70,000)	-
Patent	(15,715)	(13,684)
Net cash used in investing activities	(85,715)	(13,684)

Cash flows from financing activities
Repayment of loan to a related party	-	(4,500)
Proceeds from issuance of equity	282,402	150,008
Net cash from financing activities	282,402	145,508

Increase (decrease) in cash	(323,634)	30,837
Cash, beginning of period	2,533,337	93,409
Cash, end of period	2,209,703	124,246
Supplemental information of cash flows:
Interest paid in cash	-	1,355
Subscription funds receivable	-	600,000
Common shares issued to settle accounts payable	-	17,000
Stock based compensation recognized in prepaid expenses	-	9,537
Reclassification of NCI to additional paid in capital on acquisition	238,476	-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL			TOTAL
			PAID-IN			STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	EQUITY
		$	$	$	$	$
Balance, August 31, 2016	51,288,477	51,288	11,515,419	(11,300,662)	(178,288)	87,757
Shares issued for services	939,354	938	223,722	-	-	224,660
Non-controlling Interest	-	-	-	-	(60,188)	(60,188)
Stock based compensation (Note 12)	-	-	93,968	-	-	93,968
Private placement of shares, net of issuance cost	4,104,280	4,105	1,537,637	-	-	1,541,742
Warrants issued for services	-	-	292,750	-	-	292,750
Exercise of stock options	1,014,125	1,015	176,247	-	-	177,262
Exercise of warrants	10,322,025	10,322	2,222,710	-	-	2,233,032
Conversion of debt	307,500	308	45,817	-	-	46,125
Net loss and comprehensive loss	-	-	-	(1,869,277)	-	(1,869,277)
Balance August 31, 2017	67,975,761	67,976	16,108,270	(13,169,939)	(238,476)	2,767,831
Non-controlling Interest (Note 9)	-	-	(308,476)	-	238,476	(70,000)
Exercise of stock options	55,000	55	12,446	-	-	12,501
Exercise of warrants	1,404,437	1,404	268,497	-	-	269,901
Net loss and comprehensive loss	-	-	-	(578,713)	-	(578,713)

Balance, November 30, 2017 (Unaudited)	69,435,198	69,435	16,080,737	(13,748,652)	-	2,401,520

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2017
(Expressed in U.S. Dollars)

(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements for the three months ended November 30, 2017 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2017 audited annual financial statements and notes thereto.

2.	Organization, Business and Going Concern

Lexaria Biosciences Corp. (“Lexaria”, or the “Company”) Company was formed on December 9, 2004 under the laws of the State of Nevada as an independent oil and gas company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. In March of 2014, the Company began its entry into the bioscience and alternative health and wellness business and discontinued its involvement in the oil and gas business in November 2014. In May 2016, the Company also commenced out- licensing its patented technology for improved delivery of bioactive compounds that promotes healthy ingestion methods, lower overall dosing and higher effectiveness in active molecule delivery. The Company has its office in Kelowna, BC, Canada.

On November 2, 2017, the Company announced it acquired 100% ownership interest in its majority owned subsidiary PoViva Tea, LLC. The Company previously owned a 51% interest in PoViva Tea, LLC and acquired the remaining 49% interest. Compensation was $70,000, a waiver on certain debts, and a 5%, 20-year royalty on net profits of ViPova TeaTM tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued. The 20-year royalty was determined to have a $Nil fair value as PoViva operates at a loss and future profitability is uncertain.

The Company’s unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $578,713 for the three months ended November 30, 2017 (2016: $400,553) and had a deficit accumulated since its inception of $13,748,652 (August 31, 2017: $13,169,939). The Company had a working capital balance of $2,321,497 as at November 30, 2017 with net cash used in operating activities of $520,321 during the three months ended November 30, 2017.

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

The unaudited interim consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiary, Lexaria CanPharm Corp. which was incorporated on April 4, 2014 under the laws of Canada, and wholly-owned subsidiary PoViva Tea, LLC (2017 - 51% owned) which was incorporated on December 12, 2014, under the laws of the State of Nevada, and the 50%-owned subsidiary Ambarii Trade Corporation, which has no assets or liabilities, that was incorporated on April 24, 2017 under the laws of the Province of British Columbia. All significant inter-company balances and transactions have been eliminated.

5.	Estimates and Judgments

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. The estimates and the associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated financial statements for the year ended August 31, 2017.

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

7.	Accounts and Other Receivables

	November 30	August 31
	2017	2017
	$	$
Trade and deposits receivable	1,553	1,778
Territory License Fee receivable (Note 10)	10,000	-
Sales tax receivable	60,370	43,515
	71,923	45,293

8.	Inventory

	November 30	August 31
	2017	2017
	$	$
Raw materials	36,040	14,220
Finished goods	30,708	42,266
Work in progress	10,688	10,688
	77,436	67,174

During the three months ended November 30 2017, the Company wrote down $3,546 (2016 - $3,424) of inventory to reflect its net realizable value.

9.	Alternative Health Products

On November 12, 2014, the Company signed an agreement with Poppy’s Teas LLC (“PoViva”) and acquired 51% of ViPova™. On November 2, 2017, Lexaria announced that it acquired a 100% ownership interest in PoViva Tea, LLC, via cash compensation of $70,000, a waiver on certain debts owed to Lexaria, and a 5%, 20- year royalty on net profits of ViPova TeaTM tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued. The 20-year royalty was determined to have a $Nil fair value as PoViva operates at a loss and future profitability is uncertain.

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying patent pending infusion Technology.

Issued Patent #	Patent Issuance Date	Patent Family
9474725	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9839612 B2	12/12/2017

The patents are amortized over their legal life of 20 years.

Patents

	November 30	August 31
	2017	2017
	$	$
Balance – Beginning	62,827	53,997
Additions	15,715	9,699
Amortization	(221)	(869)
Balance – Ending	78,321	62,827

October 19, 2017, the Company received a new Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for the use of its technology as a delivery platform for all cannabinoids including THC; fat soluble vitamins; non steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine. Lexaria expects formal patent issuance within three to four months which is expected to provide protection until at least 2035. The patent application number is 15/225,799, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” and on December 12, 2017, Lexaria received patent US 9839612 B2 for this application.

10.	Unearned Revenue

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

The Company determined that the provision of the support services is a separate deliverable under the licensing agreement. As the support services will not be sold on a stand-alone basis, the Company is unable to establish a vendor-specific objective evidence of fair value of such services to be able to objectively allocate the Territory License fee receipts between the license and the support services. Accordingly, the Company recognizes revenue pro-rated basis over the term of the Licensing agreement. During the three months ended November 30, 2017, the Company recognized $16,250 (Note 13), $6,250 of pro-rated income and $10,000 of additional Licensing Fees. As at November 30, 2017, a total of $10,000 in License Fees are receivable from the Licensee (August 31, 2017 - $Nil).

	November 30	August 31
	2017	2017
	$	$
Balance – Beginning	17,083	12,500
Territorial License fees received	-	30,000
Advance payments on product sales	-	4,900
Earned revenue	(6,250)	(30,317)
Balance - Ending	10,833	17,083

11.	Common Shares and Warrants

Fiscal 2018 Activity

On September 22, 2017, the Company received $93,750 from the exercise of warrants previously granted. The warrants were exercised at the price of $0.15, for a total of 625,000 common shares being issued.

On October 27, 2017 the Company extended the expiration date of warrants originally issued on January 9, 2017, with a one-year expiration date. The warrant quantity and exercise price remain unchanged, 500,000 warrants exercisable at $0.44, will now expire on January 9, 2019.

On November 9, 2017, the Company received $69,736 from the exercise of 364,250 warrants at prices of $0.14, $0.42, and $0.60; and 55,000 options were exercised at the price of $0.2273 for proceeds of $12,501; for a total of 419,250 common shares being issued. The Company also issued 875 compensation warrants with an exercise price of $0.60 expiring April 3, 2019. These compensation warrants were valued at $347 and recorded as a share issue cost and within additional paid in capital for a net effect of $Nil.

On November 22, 2017, the Company received $118,915 from the exercise of warrants and compensation warrants previously granted. The compensation warrant was exercised at the price of $0.42. The warrants were exercised at prices of $0.14, $0.273, and $0.60, for a total of 415,187 common shares being issued. The Company also issued 20,156 compensation warrants with an exercise price of $0.60 expiring April 3, 2019. These compensation warrants were valued at $7,990 and recorded as a share issue cost and within additional paid in capital for a net effect of $Nil.

A continuity schedule for warrants is presented below:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, August 31, 2016	12,136,241	0.18
Cancelled/Expired	(1,004,150)	0.22
Exercised	(10,322,025)	0.23
Issued	8,034,440	0.36
Balance, August 31, 2017	8,844,506	0.29
Exercised	(1,404,437)	0.19
Issued	21,031	0.60
Balance, November 30, 2017	7,461,100	0.30

The fair value of warrants granted as compensation warrants was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

November 30
2017
Expected volatility	100% – 101%
Risk-free interest rate	1.21%
Expected life	1.36 – 2.00 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.40

A summary of warrants outstanding as of November 30, 2017 is presented below:

# of Warrants	Weighted	Weighted
	Average	Average
	Remaining	Exercise Price
	Contractual Life	$
180,400	0.03 years	0.27
450,000	0.70 years	0.14
500,000	0.70 years	0.44
2,650,666	0.75 years	0.14
500,000	1.11 years	0.23
1,984,796	1.34 years	0.60
245,238	1.34 years	0.42
200,000	1.55 years	0.29
750,000	3.86 years	0.14
7,461,100	1.26 years	0.30

12.	Stock Options

The Company has established its 2014 Stock Option Plan whereby the board of directors may, from time to time, grant up to 3,850,000 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised no later than five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

Fiscal 2018 Activity

No stock options were granted during the period ended November 30, 2017.

A continuity schedule for stock options is presented below:

		Weighted
	Options	Average Exercise
	Outstanding	Price
		$
Balance, August 31, 2016	3,485,000	0.15
Exercised	(1,014,125)	0.17
Granted	850,000	0.14
Balance, August 31, 2017	3,320,875	0.15
Exercised	(55,000)	0.23
Balance, November 30, 2017	3,265,875	0.15

A summary of the stock options as at November 30 2017, is presented below:

Number of Stock	Number of Stock	Weighted	Weighted	Aggregate
Options	Options	Average	Average	Intrinsic Value
	Exercisable	Remaining	Exercise Price
		Contractual Life	$	$
247,500	247,500	0.55 years	0.09	231,188
193,375	193,375	1.65 years	0.23	154,261
990,000	990,000	2.06 years	0.10	915,750
275,000	275,000	2.18 years	0.09	256,875
550,000	550,000	2.32 years	0.09	513,750
110,000	110,000	2.80 years	0.17	93,750
300,000	300,000	3.38 years	0.11	274,500
200,000	200,000	4.51 years	0.37	131,000
400,000	100,000	4.56 years	0.29	292,000
3,265,875	2,965,875	2.58 years	0.15	2,863,073

13.	Revenues

	Three Months Ended
	November 30	November 30
	2017	2016
	$	$
Product sales	8,008	864
Licensing revenue (Note 10)	16,250	8,250
Freight revenue	377	111
	24,635	9,225

The Company recognizes licensing revenue on a pro-rated basis over the term of the Licensing Agreement (Note 10) and additional licensing fees as they are earned. During the period ended November 30, 2017, the Company recognized $6,250 of the pre-defined $50,000 Licensing fees previously received and $10,000 of additional Licensing fees. As of November 30, 2017, a total of $39,167 of the $50,000 previously received payments has been recognized as licensing revenue over the life of the contract.

14.	Related Party Transactions

For the period ended November 30, 2017, the Company paid/accrued the following:

	November 30	November 30
	2017	2016
	$	$
Management, consulting and accounting services:
C.A.B Financial Services (“CAB”)(1)	36,000	30,230
M&E Services Ltd. (“M&E”)(1)	18,822	11,089
Docherty Management Limited (“Docherty Management”)(1)	35,292	70,166
Company controlled by a director – consulting	12,000	12,000
	102,114	123,485

(1) CAB is owned by the CEO of the Company, M&E is owned by the CFO of the Company June 1, 2017, and Docherty Management Limited (“Docherty Management”) is owned by the President of the Company.

Due to related parties:

As at November 30, 2017, $25,018 (August 31, 2017 - $42,690) was payable to related parties included in due to related parties.

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

	IP Licensing	Consumer Products	Corporate	Consolidated Total
External Revenue	16,250	8,385	-	24,635
CoGS	-	(6,099)	-	(6,099)
Operating Expenses	(59,581)	(45,556)	(492,112)	(597,249)
Segment Loss	(43,331)	(43,270)	(492,112)	(578,713)
Total Assets	78,321	79,138	2,339,766	2,497,225

16.	Commitments, Significant Contracts and Contingencies

Management Agreements

As at November 30, 2017, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services (1) (2)	$12,000	November 30, 2018
Docherty Management Ltd. (1) (2)	CAD $15,000	March 1, 2019
M&E Services Ltd. (1)	CAD $8,000	June 1, 2018
Corporate Development(3) (4)	CAD $4,000	Month to Month
Advisory Agreement	CAD $4,000	March 24, 2018
Investor relations and communications – Alex Blanchard Capital(1)	CAD $7,500	December 19, 2017
Research & Development	CAD $3,854	June 19, 2018

Revenue Incentive Milestones

(1) 100,000 common shares issuable upon the Company achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period for the first 12 months of the contract, plus a further 50,000 common shares issuable upon achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period, during the 13th - 24th months of the contract. If the Company achieves non- refundable revenues of $500,000 in any fiscal quarter, a further 200,000 common shares may be issuable during the first 12 months of the contract and 100,000 common shares during the 13th - 24th months of the contract.

Intellectual Property Milestones

(2) During the term of the agreement, for each provisional patent application substantively devised and successfully created, written, and filed with the U.S. Patent Office for the Company’s Technology, 250,000 restricted common shares of the Company will be issuable.

Corporate Development Milestones

(3) For new customers sourced by the Consultant until July 10, 2017; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non- refundable revenues of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 100,000 Company shares (not achieved); and, from July 11, 2017, until July 10, 2018; a restricted common share award of 50,000 Company shares may be achieved; this clause is limited to one payment per customer during the 12-month period, but payable on each customer that meets these sales/licensing thresholds.

(4) For new customers sourced by the Consultant until July 10, 2017; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non- refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 200,000 Company shares (not achieved); and, from July 11, 2017, until July 10, 2018; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 100,000 Company shares; this clause is limited to one payment per fiscal quarter.

17.	Subsequent Events

a)

On December 1, 2017, the company received $6,733 from the exercise of a compensation warrant previously granted. The compensation warrant was exercised at $0.42 and a total of 16,031 common shares were issued. The Company also issued 8,016 warrants with an exercise price of $0.60 and an expiration date of April 3, 2019, related to the compensation warrant. Lexaria also issued 14,634 restricted common shares at an issuance price of $0.82 per shares to settle $12,000 of debt to a director of the Company.

b)

On December 1, 2017, Lexaria granted 200,000 stock options with an exercise price of $0.83 and an expiration date of December 1, 2022 to an officer of the Company, pursuant to an existing management contract. Lexaria awarded 250,000 stock warrants with an exercise price of $0.83 and an expiration date of December 1, 2019 to a manager of the Company, pursuant to a management contract.

c)

On December 1, 2017, Lexaria awarded a total of 209,056 restricted common shares at an issuance price of $0.82 as required by intellectual property performance thresholds within an existing management consulting contract with the Company divided between three officers and three managers.

d)

On December 22, 2017, the Company announced it received $95,857.20 from the exercise of stock warrants and a compensation option certificate previously granted. The compensation option certificate was exercised at $0.42 and a total of 7,200 common shares were issued. This exercise is by a third party who is neither an officer nor a director of the Company. The Company also received for exercise a total of 230,062 warrants previously granted; being 9,000 at $0.14; 125,400 at $0.273; and 95,662 at $0.60.

e)

On January 10, 2017, the Company announced it received $216,851 from the exercise of warrants and stock options previously granted. 33,375 stock options were exercised at $0.2273 and 50,000 were exercised at $0.295 and 324,191 warrants at $0.60.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our common stock is quoted on the OTCQB under the symbol "LXRP" and on the Canadian Securities Exchange under the symbol “LXX”. Subsequent to period end on January 4, 2018, we announced trading on the OTCQX and our symbol remains unchanged.

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

The Company’s food sciences activities include the development of our proprietary nutrient infusion technologies for the production of superfoods, and the production of enhanced food products under our two consumer product brands, ViPova™ and Lexaria Energy™. The Company’s patented lipid nutrient infusion technology DehydraTECHTM is believed to improve taste, rapidity and delivery of bioactive compounds that include cannabinoids, vitamins NSAIDs Nicotine and other molecules compared to what is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery. Lexaria has caused to be filed several patent pending applications with the US Patent Office, and also internationally under the Patent Cooperation Treaty (PCT). On October 26, 2016, the USPTO issued U.S. Patent No. 9,474,725 (granted June 15 2017 in Australia No. 2015274698), Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. On December 12, 2017, the USPTO granted patent number US 9,839,612 B2 for the use of DehydraTECHTM technology as a delivery platform for a wide variety of Active Pharmaceutical Ingredients (“APIs”) including all cannabinoids including THC; fat soluble vitamins; non-steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine. The title of the granted patent is “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”. Lexaria hopes to reduce other common but less healthy ingestion methods, such as smoking, as it embraces the benefits of its technology for public health.

As at November 30, 2017, we have identified two reportable segments: Intellectual Property Licensing and Consumer Products.

We maintain our registered agent's office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (755) 322-0626.

The address of our principal executive office is 156 Valleyview Rd, Kelowna BC Canada V1X3M4. We have administrative functions located in Langley, British Columbia and Phoenix, Arizona.

Our common stock is quoted on the OTCQB under the symbol "LXRP" and on the Canadian Securities Exchange under the symbol “LXX”. Subsequent to period end on January 4, 2018, we announced trading on the OTCQX and our symbol remains unchanged.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008, by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

Our company’s business plan is currently focused on the development of strategic partnerships with licensees for our patented technology in exchange for up front and/or staged licensing fees over time. Secondarily and more generally, we continue to investigate national and international opportunities for development and distribution of the Company’s enhanced functional food and supplement product offerings; to investigate expansions and additions to our intellectual property portfolio; and, to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. We announced issuance of our first patent by the U.S. Patent and Trademark Office (USPTO) on October 26, 2016 and have received a Notice of Acceptance from the Australian Patent Office with related patent issuance date June 15 2017 No. 2015274698. We announced on November 2, 2017 a new Notice of Allowance from the USPTO that included the delivery of additional molecules such as psychoactive cannabinoids, vitamins, non-steroidal anti-inflammatories, and nicotine all utilizing our DehydraTECHTM delivery technology and eventual patent issuance date of December 12, 2017 of patent number US 9,839,612 B2. We are seeking additional patent protection for what we believe to be a unique process for the nutritional delivery of certain molecules such as cannabinoids, Nicotine, Non-Steroidal Anti-Inflammatory Drugs (NSAIDs), and Vitamins. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the three month period ended November 30, 2017, and up to the date of this report, we experienced the following significant corporate developments:

On September 22, 2017, the Company issued 625,000 shares of its common stock from the exercise of warrants previously granted for proceeds of $93,750. All warrants were exercised by third parties who are neither officers nor directors of the Company.

On October 27, 2017, the Company announced it extended the expiration date of warrants originally issued on January 9, 2017 with a one-year expiration date. The warrant quantity and exercise price remain unchanged. Those same 500,000 warrants remain exercisable at $0.44 but will now expire on January 9, 2019.

On October 31, 2017, the Company announced it received a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for the use of its technology as a delivery platform for all cannabinoids including THC; fat soluble vitamins; non steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine. The patent application number is 15/225,799, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” and on December 12, 2017, the USPTO granted patent number US 9,839,612 B2 for the use of DehydraTECHTM technology as a delivery platform.

On November 2, 2017, the Company announced it acquired 100% ownership interest in its majority owned subsidiary Poviva Tea, LLC. The Company previously owned a 51% interest in Poviva Tea, LLC and acquired the remaining 49% interest. Compensation was $70,000, a waiver on certain debts, and a 5%, 20-year royalty on net profits of ViPova TeaTM tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued. The 20-year royalty was determined to have a $Nil fair value as PoViva operates at a loss and future profitability is uncertain. On November 9, 2017, the Company announced it filed a new patent application with the US Patent and Trademark Office utilizing the Lexaria DehydraTECHTM technology for delivery of phosphodiesterase type 5 (PDE5) inhibitors - trade names of existing well-known products include Viagra® (sildenafil) and Cialis® (tadalafil).

On November 9, 2017, the Company announced it received $69,736 from the exercise of 364,250 warrants at prices of $0.14, $0.42, and $0.60; and 55,000 options were exercised at the price of $0.2273; for a total of 419,250 common shares being issued. The Company also issued 875 new compensation warrants with an exercise price of $0.60 and expiring April 3, 2019. These compensation warrants were valued at $347 and recorded as a share issue cost and within additional paid in capital for a net effect of $Nil.

On November 27, 2017, the Company announced filing its annual Form 10-K including financial statements. The company also announced it received $118,915 from the exercise of warrants and compensation warrants previously granted. The compensation warrants were exercised at the price of $0.42. The warrants were exercised at prices of $0.14, $0.273, and $0.60, for a total of 415,187 common shares being issued. The Company also issued 20,156 compensation warrants with an exercise price of $0.60 expiring April 3, 2019. These compensation warrants were valued at $7,990 and recorded as a share issue cost and within additional paid in capital for a net effect of $Nil.

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

On November 11, 2014, our Company acquired 51% of PoViva Tea LLC and executed an operating agreement to develop a business of legally producing, manufacturing, importing/exporting, testing, researching and developing, a line of hemp oil with cannabidiol-infused teas, drinks and foods. Lexaria oversees all aspects of the business including, but not limited to, production, product quality, licensing, testing, product legality, accounting, marketing, capital investment, capital raising, sales, branding, advertising and fulfillment. Pursuant to the agreement, there is a Management Committee, whereby there are two representatives from Lexaria and one of the founding members of PoViva. On November 2, 2017, we announced that we acquired 100% of PoViva Tea LLC.

The Company introduced an expanding variety of hemp fortified consumer food products throughout 2015 to demonstrate Lexaria’s DehydraTECHTM technology to both consumers and potential licensees. From January 2015 to December 2015, seven (7) flavors of teas; hot chocolate; coffee, and two (2) flavors of protein energy bars were introduced – all utilizing Lexaria’s patented technology DehydraTECHTM for the more palatable and efficient delivery of bioactive molecules infused within those food products.

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

Status of Operations; Consumer product development and sales

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

Lexaria has launched a line of premium products, always relying on our DehydraTECHTM patented infusion process, to bring hemp oil into the mainstream. Because hemp oil does not have psychoactive properties we expect our products to appeal to the widest possible customer base. To date we will focus our sales efforts across the continental USA. Some studies have found that 3% of the Canadian population regularly consumes hemp food products, while 1% of the American population regularly consumes hemp food products. We believe the consumption of hemp based food products offers exceptional growth possibilities.

According to Nutrition Business Journal, the Organic Food sector was a $246 billion industry in the USA during 2014, while Dietary Supplements was a $34.6 billion industry. According to Arcview, Legal Cannabis was a $4.7 billion US industry in 2015 and expected to grow to over a $20 billion sector before 2025 but is clearly a much smaller industry sector than the more established food sectors. Lexaria has not yet determined whether our hemp oil-infused products will be accepted into any or all three of these particular sectors.

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

Through the November 2014 acquisition of 51% of Poviva Tea LLC, and the November 2, 2017, announcement of the 100% acquisition, Lexaria acquired control of certain patents pending with the United States Patent Office. Lexaria has worked to broaden the patents and extend their utility to molecules other than those originally named.

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

On October 26, 2016, the USPTO issued U.S Patent No. 9474725, Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to our method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. This is the Company’s first patent granted and has a publish date of October 27, 2016 (June 10 2017 in Australia No. 2015274698) and protects our technology for twenty years. On December 12, 2017, the USPTO granted patent number US 9,839,612 B2 for the use of DehydraTECHTM technology as a delivery platform.

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

In addition to the above described scientific testing and validation studies, Lexaria has also conducted various cannabinoid formulation experiments, together with potential DehydraTECH ™ licensee partners, on chocolates, candies, gummies, mouth-melts, chocolate bars, protein bars, beverages such as beer, spices, tea, coffee, supplements and more over the past several years. Beverage formulations have produced cannabinoid water-based products including de-alcoholized beer that mask unwanted cannabis flavor and are fast acting. Chocolate formulations were reported as being the fastest acting, most consistent, and best-tasting products relative to comparator control formulations in approximately 70% of cases in a recent 2017 consumer study. As well, on March 22, 2016, Lexaria announced results from another chocolate formulation consumer study in which test subjects ranked those chocolates that had been created with Lexaria’s technology as the best tasting, most palatable and providing the best overall experience of the chocolates sampled. Furthermore, the test subjects in that study indicated a time of onset of the cannabis oil effects in as little as 15-20 minutes on average. The study included 12 volunteers who were all regular cannabis consumers with experience ingesting conventional edibles. All chocolates used in the study were blinded (unmarked) in order that the subjects could not discern the product formulations applied.

Technology out-licensing

On May 14, 2016, the Company entered into a Licensing Agreement allowing the Licensee, for a two-year period, to utilize the Company’s technology to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the Licensing Agreement to Washington, Oregon, and California. In addition to the granting of the license, the Company will provide support services to the Licensee in connection with the use of the Company’s technology during the term of the Licensing Agreement. The Licensing Agreement is the first contracted, predictable, and significant revenue stream to be achieved as a direct result of Lexaria’s technological advantage in the marketplace. Under the terms of the Licensing Agreement, the Licensee will pay a minimum of $122,000 in pre-defined staged payments to Lexaria over the initial two-year term. As per the Licensing Agreement, if the Licensee were to introduce certain product lines utilizing Lexaria’s technology in each of the four states contemplated, Lexaria could expect to receive a maximum of $1,064,000 over approximately 3.5 years, and the Licensee would enjoy semi-exclusivity to introduce its products in each of those states. As of November 30 2017 the company has recorded $55,167 over the life of the contract to date, with $10,000 as a current receivable corresponding to the areas under the license agreement where the licensee has been active to-date.

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

Competition in alternative health sectors and in consumer products in the USA is fierce. We expect to encounter competitive threats from existing participants in the sector and new entrants. Although PoViva Tea LLC has filed patent applications to protect intellectual property, there is no assurance that patents beyond those already issued will be granted nor that other firms may not file superior patents pending. Food supplements, organic foods, and health food markets are all well established and our Company will face many challenges trying to enter these markets. Lexaria is also aware of various competing technologies that exist in the marketplace that claim to also enhance the bioabsorption of cannabinoids as Lexaria has demonstrated through repeated in vitro and in vivo scientific testing with its patented DehydraTECHTM technology. By and large, these technologies are all forms of nanotechnology that generally claim to enable the formation of microencapsulated microemulsions of cannabinoid active ingredients. These technologies can enable exceptional water solubility of cannabinoid ingredients and can impart improved intestinal bioabsorption as a result. However, it is Lexaria’s belief that its patented DehydraTECHTM technology offers a host of benefits beyond what competing technologies can offer, including superior oral palatability, a more appealing and all-natural ingredient compositional profile from a food and beverage formulation perspective and superior scalability and cost effectiveness from a manufacturing perspective. Lexaria believes that its DehydraTECHTM technology is, therefore, significantly distinguished from competing technologies in these respects, with a view to growing the breadth and number of licensees that will adopt its technology for their product offerings going forward. Lexaria believes that these competitive advantages together with its wealth of scientific data showing noteworthy bioabsorption enhancements with its DehydraTECHTM technology constitute a compelling value proposition for its prospective licensees, and it intends to continue to pursue license arrangements not only within the cannabinoids edibles sector where it is already active, but also in the various other bioactive ingredient sectors identified in its issued and pending patent applications.

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

Lexaria does not “touch the plant” in any location within or outside of the USA. We comply with federal law that provides for certain exemptions for agricultural (industrial) hemp and certain byproducts to be manufactured and sold in the US. The DehydraTECHTM technology may have applications within the legal marijuana sector and we may seek to license that technology to companies that have met and comply with state regulations for the sale or distribution of cannabis related products in any particular jurisdiction.

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

Contractors

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

On June 1, 2017, the Company appointed Mr. Allan Spissinger as acting CFO, Corporate Secretary and Treasurer. The Company executed a twelve month consulting contract with M&E Services Ltd., a wholly owned company by Mr. Allan Spissinger, with monthly compensation of CAD$8,000 superseding the previously CAD$3,400 plus hourly billing for additional work and applicable taxes. The Company may pay Mr. Spissinger a bonus from time to time, at its sole discretion. Mr. Spissinger was awarded 200,000 incentive stock options exercisable at $0.37 vesting immediately. Mr. Spissinger will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with M&E Services Ltd.:

•	Revenue Incentives “A” as defined above.

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

On June 19, 2017, the Company executed a contract with Alex Blanchard Capital as manager for investor relations and communications. The agreement is for six months continuing month to month and may be terminated thereafter with one month’s notice for CAD$7,500 per month. Mr. Blanchard was granted 200,000 warrants exercisable at $0.29 and 300,000 stock options exercisable at $0.295 vesting 100,000 options at 1st – 3rd anniversaries of the contract provided that the contract is not terminated. Mr. Blanchard will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with Alex Blanchard Capital:

•	Revenue Incentives “A” as defined above.

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

Revenue Recognition

Product revenue

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

Licensing revenue

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

As a result of the financings completed during fiscal 2017 and ongoing exercises this quarter, management believes it has sufficient funds to meet its obligations as they become due for the next twelve months.

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

Results of Operations – Three Months Ended November 30, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended November 30, 2017, which are included herein.

Our operating results for the three months ended November 30, 2017 and 2016 and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months	Change
	Ended	Ended	Between the
	November 30	November 30	Periods
	2017	2016
	$	$	$
Sales	24,635	9,225	15,410
Cost of Goods Sold	6,099	888	5,211
General and Administrative	593,703	405,466	188,237
Impairment of Inventory	3,546	3,424	122
Net loss	(578,713)	(400,553)	(178,160)

Our financial statements report a net loss of $578,711 for the three month period ended November 30, 2017 compared to 2016 where we incurred a net loss of $400,553. During the three month period ended November 30, 2017, our general and administrative expenses were significantly higher compared to the three months ended November 30, 2016, which is a result of the increases in advertising and promotion to potential licensees and partners, patent and trademark filing costs and increasing R&D expenditures. These increases are in line with expectations for executing our business plan.

Revenue increases were primarily based on Licensing fees in line with contract requirements, while consumer product sales remain low due to challenges in securing expansive distribution opportunities, production challenges and payment processing changes. The Company continues to pursue more widespread distribution possibilities which have the potential to unlock more significant consumer revenues.

The trend of hemp oil fortified foods, and hemp seed products, gaining consumer acceptance continued through the period ended November 30, 2017, and provides a reason to believe that sales could increase. Those trends should support higher potential consumer product sales. Release of the TurboCBD product in fiscal 2017 was successful but ongoing sales were limited by changes to payment processing services outside of the Company’s control. At the time of this report the Company had extinguished its supplies of certain products like protein bars and the lack of inventory was also a negative impact on consumer product sales potential.

For fiscal 2018 the Company expects to derive ever larger proportions of its revenues from technology licensing to third parties. At the time of this report the Company has entered more than 10 formal letters of intent or definitive agreements and is negotiating more. The Company also has formed a joint venture to develop, produce, and sell a line of healthy edible cannabinoid products using our patented technology. It is the Company’s view that the November 2017 grant of patent 9839612 and its expanding patent portfolio is a positive step in enabling the generation of more significant revenues during fiscal 2018.

We do not expect that all of the Letters of Intent into which we enter will result in definitive agreements with paying customers and cannot predict how many will. We believe that strengthening and expanding our intellectual property portfolio and conducting supportive R&D will jointly contribute to strengthening revenue prospects.

Liquidity and Financial Condition

	November 30	August 31
Working Capital	2017	2017
	$	$
Current assets	2,417,202	2,795,495
Current liabilities	95,705	92,347
Working capital balance (deficiency)	2,321,497	2,703,148

The Company’s working capital balance decreased during the three months ended November 30, 2017, as a result of its executing its operating plan via increased activities in potential licensee outreach, research and development and other aspects of our business plan utilizing funding from financing activities during fiscal 2017 and the ongoing exercises of options and warrants.

	Three Months Ended
	November 30	November 30
Cash flows	2017	2016
	$	$
Cash flows used in operating activities	(570,321)	(100,987)
Cash flows used in investing activities	(85,715)	(13,684)
Cash flows provided by financing activities	282,401	145,508
Increase (decrease) in cash	(323,635)	30,837

Operating Activities

The increase in the net cash used in operating activities during the three months ended November 30, 2017, is primarily the result of the Company’s execution of its operating plan with available funding compared to cost containment during the period ended November 30, 2016. This difference was largely due to the increased costs pertaining to consulting, advertising and promotion, patent and trademark related filings, research and development, and travel.

Investing Activities

During the three months ended November 30, 2017, the Company continued its investment in expanding its patent applications and acquired 100% ownership of our subsidiary PoViva Tea LLC.

Financing Activities

During the period ended November 30, 2017, the Company raised a total of $282,401 from equity issuances, relating to the exercise of its outstanding stock options and warrants.

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

As of November 30, 2017, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and our chief executive and chief financial officer (also our principal executive and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive and financial officer (also our principal executive and accounting officers) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2017, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended November 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our revenues now are generated from being a food sciences and products company. We should be considered to be a start-up: the revenue recognized for the period ended November 30, 2017 was $24,635.

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

Our common stock is quoted on the OTCQB electronic quotation service operated by OTC Markets Group Inc. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares. Subsequent to period end on January 4th 2018, we announced trading on the OTCQX and our symbol remains unchanged.

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

Item 6. Exhibits

Exhibit	Description
Number

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Plan of Conversion (included as Schedule “A” to the proxy statement/prospectus)

(3)*	Articles of Incorporation and Bylaws

3.1*	Articles of Incorporation

3.2*	Bylaws

(4)	Instruments Defining the Rights of Security Holders, including Indentures

4.1	2014 Stock Option Plan

4.2*	Specimen ordinary share certificate

(5)	Opinion regarding Legality

5.1	Opinion of Macdonald Tuskey regarding the legality of the securities being registered

(8)	Opinions regarding Tax Matters

8.1	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding U.S. tax matters

8.2	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding Canadian tax matters

(10)	Material Contracts

10.1	Membership Purchase Agreement dated October 23, 2017 with Marian Washington and Michele Reillo (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed November 2, 2017)

10.2	Services Agreement dated August 15, 2017 with Adam Mogil

10.3	Management Services Agreement dated June 19, 2017 with Dr. Phil Ainslie

10.4	Management Services Agreement dated June 1, 2017 with M&E Services Ltd. (Spissinger)

10.5	Marketing Agreement dated March 24, 2017 with Dig Media Inc.

10.6	Management Services Agreement dated March 1, 2017 with Docherty Management Ltd.

10.7	Collaborative Research Agreement dated February 6, 2017 with National Research Counsel

10.8	Services Agreement dated January 1, 2017 with Correlation Capital Inc.

10.9	Joint Venture Agreement dated April 6, 2017 with NeutriSci International Inc.

10.10	Management Services Agreement dated December 1, 2016 with CAB Financial Services ltd.

10.11	Private Label Agreement dated September 5, 2016 with Timeless Herbal Care Limited

10.12	Intellectual Property License Agreement dated September 3, 2016 with Timeless Herbal Care Limited

10.13	Private Placement Subscription Agreement dated July 5, 2016 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed August 16, 2016)

10.14	Loan agreement dated July 25, 2016 with CAB Financial Services Ltd. (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed July 26, 2016)

10.15	Form of subscription agreement for Private Placement closed on June 6, 2016 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed June 8, 2016)

10.16	Form of warrant agreement dated June 6, 2016(incorporated by reference as exhibit 10.2 of our Current Report on Form 8-K filed June 8, 2016)

10.17	Form of Stock Option Agreement (incorporated by reference as exhibit 10.3 of our Current Report on Form 8-K filed June 8, 2016)

10.18	Consulting Agreement dated June 3, 2016 with Frontier Merchant Capital Group (incorporated by reference as exhibit 10.4 of our Current Report on Form 8-K filed June 8, 2016)

10.19	Licensing Agreement dated May 14, 2016 of Lexaria Bioscience Corp. (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed May 20, 2016)

10.20	License Agreement dated August 11, 2015 with PoViva Tea LLC (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed August 12, 2015)

10.21	Share Purchase Agreement dated June 24, 2015 with Shaxon Enterprises Ltd. (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed June 26, 2015)

10.22	Letter of Intent dated June 10, 2014 with Shaxon Enterprises (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed June 12, 2015)

10.23	Operating Agreement dated November 11, 2014 with Poppy’s Teas LLC (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed November 12, 2014)

10.24	Joint Venture Agreement dated May 27, 2014 with Lexaria (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2014)

10.25	Joint Venture Agreement dated March 5, 2014 with Enertopia Corp. et al. (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed March 5, 2014)

(21)	Subsidiaries

21.1	Lexaria Canpharm Corp., a Canadian federal company

21.2	Poviva Tea LLC, a Nevada corporation

(23)	Consents of Experts and Counsel

23.1	Consent of Macdonald Tuskey (Included in Exhibit 5.1)

23.2	Consent of Dale Matheson Carr-Hilton Labonte LLP (Included in Exhibit 8.1 and Exhibit 8.2)

23.3	Consent of Davidson & Company LLP, Chartered Professional Accountants

23.4	Consent of MNP LLP, Chartered Accountants

31.1	Certification Pursuant to 18 U.S.C. ss 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.1	Certification Pursuant to 18 U.S.C. ss 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. ss 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.1	Certification Pursuant to 18 U.S.C. ss 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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
January 12, 2018

By:	/s/ " Chris Bunka "
Chris Bunka,
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
January 12, 2018

By:	/s/ " Allan Spissinger "
Allan Spissinger CPA, CA
Chief Financial Officer
(Principle Financial Officer)
January 12, 2018