Form 10-Q
period 2018-02-28
Lexaria Bioscience Corp.
filed 2018-04-12
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number __________________

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

71,772,305 common shares issued and outstanding as of April 11, 2018

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexaria Bioscience Corp.’s (“Lexaria” or the “Company”) unaudited interim consolidated financial statements for the six month period ended February 28, 2018, form part of this quarterly report. They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28	August 31
	2018	2017
	(Unaudited)
ASSETS
Current
Cash	$2,317,694	$2,533,337
Accounts and other receivables (Note 7)	188,285	45,293
Inventory (Note 8)	62,526	67,174
Prepaid expenses (Note 17)	176,847	149,691
Total Current Assets	2,745,352	2,795,495
Patents (Note 9)	94,341	62,827
Equipment	1,547	1,856
	95,888	64,683
TOTAL ASSETS	$2,841,240	$2,860,178

LIABILITIES
Current
Accounts payable and accrued liabilities	$63,447	$32,574
Unearned revenue (Note 10)	-	17,083
Due to related parties (Note 14)	5,594	42,690
Total Current Liabilities	69,041	92,347
TOTAL LIABILITIES	69,041	92,347

STOCKHOLDERS' EQUITY
Share Capital (Note 11)
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 71,097,305 common shares at February 28, 2018 and 67,975,761 common shares at August 31, 2017	71,097	67,976
Additional paid-in capital	17,828,132	16,108,270
Deficit	(15,127,030)	(13,169,939)
Equity attributable to shareholders of the Company	2,772,199	3,006,307
Non-Controlling Interest (Note 9)	-	(238,476)
Total Stockholders' Equity	2,772,199	2,767,831
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,841,240	$2,860,178

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28	February 28	February 28	February 28
	2018	2017	2018	2017

Revenue (Note 13)	$171,958	$12,602	$196,593	$21,827

Cost of Goods Sold	13,713	14,872	19,812	15,760

Gross profit	158,245	(2,270)	176,781	6,067

Expenses
Accounting and audit	16,478	15,760	34,169	21,859
Depreciation and Amortization (Note 9)	462	372	837	744
Advertising and promotions	67,725	38,881	256,724	50,809
Consulting (Note 16)	1,198,253	260,754	1,340,419	557,021
Interest expense	-	1,951	-	3,306
Investor relations	-	26,962	188	50,679
Legal and professional	82,140	59,488	142,043	69,484
Office and miscellaneous	71,819	42,226	117,975	70,857
Research and development	75,762	7,778	186,154	15,039
Travel	22,544	8,039	50,377	27,879
Gain on disposal of assets	(3,998)	-	(3,998)	-
Inventory write-off (Note 8)	5,438	501	8,984	3,925
	1,536,623	462,712	2,133,872	871,602
Net loss and comprehensive loss for the period	(1,378,378)	(464,982)	(1,957,091)	(865,535)

Net loss and comprehensive loss attributable to:
Common shareholders	(1,378,378)	(447,782)	(1,957,091)	(843,227)
Non-controlling interest (Note 9)	-	(17,200)	-	(22,308)

Basic and diluted loss per share	(0.02)	(0.01)	(0.03)	(0.02)

Weighted average number of common shares outstanding

- Basic and diluted	70,414,177	55,522,757	69,519,973	53,596,221

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28	February 28
	2018	2017
Cash flows used in operating activities
Net loss for the period	$(1,957,091)	$(865,535)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation (Note 12)	122,562	36,642
Depreciation and amortization	837	744
Inventory write-off	8,984	3,925
Shares issued for services	183,426	59,760
Warrants issued for services	717,880	220,528
Change in working capital:
Accounts and other receivables	(142,992)	13,953
Inventory	(4,336)	(12,568)
Prepaid expenses	(27,156)	18,813
Accounts payable and accrued liabilities	30,873	(47,047)
Due to related parties	(37,096)	(30,756)
Unearned revenue	(17,083)	12,469
Net cash used in operating activities	(1,121,192)	(589,072)

Cash flows used in investing activities
Investment in Poviva	(70,000)	-
Patent	(32,042)	(9,699)
Net cash used in investing activities	(102,042)	(9,699)

Cash flows from financing activities
Repayment of loan to a related party	-	(18,000)
Proceeds from issuance of equity	1,007,591	1,046,995
Net cash from financing activities	1,007,591	1,028,995

Increase (decrease) in cash	(215,643)	430,224
Cash, beginning of period	2,533,337	93,409
Cash, end of period	$2,317,694	$523,633
Supplemental information on cash flows:
Interest paid in cash	$-	$3,306
Common shares issued to settle accounts payable	$12,000	$17,000
Stock based compensation recognized in prepaid expenses	$-	$19,075
Reclassification of NCI to additional paid-in capital on acquisition	$238,476	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL			TOTAL
			PAID-IN			STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	EQUITY
		$	$	$	$	$
Balance, August 31, 2016	51,288,477	51,288	11,515,419	(11,300,662)	(178,288)	87,757
Shares issued for services	939,354	938	223,722	-	-	224,660
Non-controlling Interest	-	-	-	-	(60,188)	(60,188)
Stock based compensation (Note 12)	-	-	93,968	-	-	93,968
Private placement of shares, net of issuance cost	4,104,280	4,105	1,537,637	-	-	1,541,742
Warrants issued for services	-	-	292,750	-	-	292,750
Exercise of stock options	1,014,125	1,015	176,247	-	-	177,262
Exercise of warrants	10,322,025	10,322	2,222,710	-	-	2,233,032
Conversion of debt	307,500	308	45,817	-	-	46,125
Net loss and comprehensive loss	-	-	-	(1,869,277)	-	(1,869,277)
Balance August 31, 2017	67,975,761	67,976	16,108,270	(13,169,939)	(238,476)	2,767,831
Non-controlling Interest (Note 9)	-	-	(308,476)	-	238,476	(70,000)
Exercise of stock options	298,375	298	70,904	-	-	71,202
Exercise of warrants	2,599,479	2,599	933,790	-	-	936,389
Shares issued for services	223,690	224	183,202	-	-	183,426
Stock based compensation (Note 12)	-	-	122,562	-	-	122,562
Warrants issued for services	-	-	717,880	-	-	717,880
Net loss and comprehensive loss	-	-	-	(1,957,091)	-	(1,957,091)
Balance, February 28, 2018 (Unaudited)	71,097,305	71,097	17,828,132	(15,127,030)	-	2,772,199

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2018
(Expressed in U.S. Dollars)

(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements for the six month period ended February 28, 2018 included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

These unaudited interim consolidated financial statements should be read in conjunction with the August 31, 2017 audited annual financial statements and notes thereto.

2.	Organization, Business and Going Concern

Lexaria Biosciences Corp. (“Lexaria”, or the “Company”) was formed on December 9, 2004 under the laws of the State of Nevada as an independent oil and gas company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. In March of 2014, the Company began its entry into the bioscience and alternative health and wellness business and discontinued its involvement in the oil and gas business in November 2014. In May 2016, the Company also commenced out-licensing its patented technology for improved delivery of bioactive compounds that promotes healthy ingestion methods, lower overall dosing and higher effectiveness in active molecule delivery. The Company has its office in Kelowna, BC, Canada.

On November 2, 2017, the Company announced it acquired 100% ownership interest in its majority owned subsidiary PoViva Tea, LLC (Note 9). The Company previously owned a 51% interest in PoViva Tea, LLC and acquired the remaining 49% interest. Compensation was $70,000, a waiver on certain debts, and a 5%, 20- year royalty on net profits of ViPova TeaTM tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued. The 20-year royalty was determined to have a $Nil fair value as PoViva operates at a loss and future profitability is uncertain.

The Company’s unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss of $1,957,091 for the six month period ended February 28, 2018 (2016: $865,535) and had a deficit accumulated since its inception of $15,127,030 (August 31, 2017: $13,169,939). The Company had a working capital balance of $2,676,311 as at February 28, 2018 with net cash used in operating activities of $1,121,192 during the six month period ended February 28, 2018.

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

6.	Recent Accounting Guidance Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standards, including clarification on the accounting for licenses of intellectual property and identifying performance obligations.

The guidance is effective for interim and annual periods beginning after December 15, 2017, for public organization, and it permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will apply the full retrospective approach to adopt the standard and does not anticipate that this standard will have a material impact on its consolidated financial statements.

In January 2016, FASB issued an ASU, Subtopic 825-10, to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard will be effective for the Company beginning September 1, 2018. The standard is not expected to have any impact on the Company’s financial statements.

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

In June 2016, the FASB issued an ASU No 2016-13 (Topic 326) to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for Lexaria beginning September 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

7.	Accounts and Other Receivables

	February 28	August 31
	2018	2017
	$	$
Trade and deposits receivable	1,973	1,778
Territory License Fees receivable (Note 13)	156,250	-
Sales tax receivable	30,062	43,515
	188,285	45,293

8.	Inventory

	February 28	August 31
	2018	2017
	$	$
Raw materials	19,879	14,220
Finished goods	19,665	42,266
Work in progress	22,982	10,688
	62,526	67,174

During the six month period ended February 28, 2018, the Company wrote down $8,984 (2016 - $3,925) of inventory to reflect its estimated net realizable value.

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

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying patent pending infusion Technology (the “Technology”).

Issued Patent #	Patent Issuance Date	Patent Family
9474725	10/25/2016	Food and Beverage Compositions Infused With
US 9839612 B2	12/12/2017	Lipophilic Active Agents and Methods of Use Thereof

The patents are amortized over their legal life of 20 years.

Patents

	February 28	August 31
	2018	2017
	$	$
Balance – Beginning	62,827	53,997
Additions	32,042	9,699
Amortization	(528)	(869)
Balance – Ending	94,341	62,827

On December 12, 2017, Lexaria received patent US 9839612 B2 from the United States Patent and Trademark Office (“USPTO”) for the use of its technology as a delivery platform for all cannabinoids including THC; fat soluble vitamins; non steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine.

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

The Company determined that the provision of the support services were a separate deliverable under the licensing agreement. As the support services are not to be sold on a stand-alone basis, the Company was unable to establish a vendor-specific objective evidence of fair value of such services to be able to objectively allocate the Territory License fee receipts between the license and the support services. Accordingly, the Company recognized revenue on a pro-rated basis over the term of the Licensing agreement. The Company has since determined that the support services form an insignificant portion of the licensing contract as they are primarily completed prior to delivery of the technology and that delivery of the license is complete when the Technology is transferred to the Licensee. During the six month period ended February 28, 2018, the Company recognized $17,083 (Note 13), of unearned revenue.

	February 28	August 31
	2018	2017
	$	$
Balance – Beginning	17,083	12,500
Territorial License fees received	-	30,000
Advance payments on product sales	-	4,900
Earned revenue	(17,083)	(30,317)
Balance - Ending	-	17,083

11.	Common Shares and Warrants

Fiscal 2018 Activity

On October 27, 2017 the Company extended the expiration date of warrants originally issued on January 9, 2017, with a one-year expiration date. The warrant quantity and exercise price remain unchanged, 500,000 warrants exercisable at $0.44, will now expire on January 9, 2019. There was a $Nil effect on the modification of the warrants.

December 1, 2017, Lexaria also issued 14,634 restricted common shares at a price of $0.82 per shares to settle $12,000 of debt to a director of the Company. The Company awarded a total of 209,056 restricted common shares at an issuance price of $0.82 as required by intellectual property performance thresholds within an existing management consulting contract with the Company divided between three officers and three managers. Lexaria awarded 250,000 warrants with an exercise price of $0.83 and an expiration date of December 1, 2019 to a manager of the Company, pursuant to a management contract. The warrants were valued at $124,476 and included in consulting expense.

January 17, 2018 the Company announced that it has engaged JGRNT Capital Corp to provide strategic consulting services to the Company for a one-year term and awarded 500,000 warrants, each valid to purchase one common share at a price of $1.83 and valid for two years. The warrants were valued at $567,647 and included in consulting expense.

During the period ended February 28, 2018 the Company issued 35,913 compensation warrants with an exercise price of $0.60 expiring April 3, 2019. These compensation warrants were valued at $21,646 and recorded as a share issue cost within additional paid in capital for a net effect of $Nil.

A continuity schedule for warrants is presented below:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, August 31, 2016	12,136,241	0.18
Cancelled/Expired	(1,004,150)	0.22
Exercised	(10,322,025)	0.23
Issued	8,034,440	0.36
Balance, August 31, 2017	8,844,506	0.29
Cancelled/Expired	(55,000)	0.27
Exercised	(2,599,479)	0.36
Issued	785,913	1.46
Balance, February 28, 2018	6,975,940	0.41

The fair value of warrants granted as compensation warrants was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

February 28
2018
Expected volatility	100% – 136%
Risk-free interest rate	1.21%—2.05%
Expected life	1.21 – 2.00 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.40 – $1.14

A summary of warrants outstanding as of February 28, 2018 is presented below:

# of Warrants	Weighted	Weighted
	Average	Average
	Remaining	Exercise Price
	Contractual Life	$
450,000	0.45 years	0.14
500,000	0.46 years	0.44
2,641,666	0.50 years	0.14
500,000	0.86 years	0.44
972,065	1.09 years	0.60
212,209	1.09 years	0.42
200,000	1.31 years	0.29
750,000	3.62 years	0.14
250,000	1.76 years	0.83
500,000	1.88 years	1.83
6,975,940	1.12 years	0.41

12.	Stock Options

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

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

February 28
2018
Expected volatility	100%
Risk-free interest rate	2.13%
Expected life	5.00 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.61

A continuity schedule for stock options is presented below:

		Weighted
	Options	Average Exercise
	Outstanding	Price
		$
Balance, August 31, 2016	3,485,000	0.15
Exercised	(1,014,125)	0.17
Granted	850,000	0.14
Balance, August 31, 2017	3,320,875	0.15
Exercised	(298,375)	0.19
Granted	200,000	0.83
Balance, February 28, 2018	3,222,500	0.18

A summary of the stock options as at February 28, 2018, is presented below:

Number of Stock	Number of Stock	Weighted	Weighted	Aggregate
Options	Options	Average	Average	Intrinsic Value
	Exercisable	Remaining	Exercise Price
		Contractual Life	$	$
247,500	247,500	0.30 years	0.09	316,575
990,000	990,000	1.81 years	0.10	1,257,300
275,000	275,000	1.93 years	0.09	351,750
550,000	550,000	2.07 years	0.09	703,500
110,000	110,000	2.55 years	0.17	131,700
300,000	300,000	3.13 years	0.11	378,000
200,000	200,000	4.26 years	0.37	200,000
350,000	50,000	4.31 years	0.29	376,250
200,000	200,000	4.76 years	0.83	108,000
3,222,500	2,922,500	2.51 years	0.18	3,823,075

13.	Revenues

	Six Months Ended
	February 28	February 28
	2018	2017
	$	$
Product sales	11,709	3,019
Licensing revenue	184,083	18,431
Freight revenue	801	377
	196,593	21,827

The Company recognized licensing revenue on a pro-rated basis over the term of the Licensing Agreement (Note 10) and additional licensing fees as they are earned. The Company has determined that the support services form an insignificant portion of the licensing contract as they are completed prior to delivery of the Technology and that delivery of the license is complete when the Technology is transferred to the licensee. Additional licensing fees and royalties are recognized as they are earned. During the period ended February 28, 2018, the Company recognized $17,083 (Note 10) of deferred revenue and $167,000 of additional Licensing fees.

The additional Licensing fees consist of IP licensing fees for transfer of the Technology with the signing of definitive agreement for the DehydraTECHTM technology with: the Cannfections Group Inc. for a 7-year term for infused chocolates and candies to be developed and sold in Canada and internationally, NeutriSci International Inc. for a 2-year term for the manufacturing and sale of CBD based products, and Biolog, Inc. for a 5-year term to manufacture food and beverage infused products to be sold in the United States. The additional Licensing fees include payments due upon transfer of the Technology and installment payments that are receivable within 12 months (Note 7).

14.	Related Party Transactions

For the period ended February 28, 2018 the Company paid/accrued the following:

	February 28	February 28
	2018	2017
	$	$
Management, consulting and accounting services:
C.A.B Financial Services (“CAB”)(1)	106,169	64,000
M&E Services Ltd. (“M&E”)(1)	196,252	23,146
Docherty Management Limited (“Docherty Management”)(1)	105,328	100,051
Company controlled by a director – consulting	12,000	24,000
	419,749	211,197

(1) CAB is owned by the CEO of the Company, M&E is owned by the CFO of the Company (as of June 1 2017), and Docherty Management is owned by the President of the Company.

The Company granted a total of 200,000 incentive stock options to an officer of the Company with a fair value of $122,562 (Note 12).

Due to related parties:

As at February 28, 2018, $5,594 (August 31, 2017 - $42,690) was payable to related parties included in due to related parties.

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

	IP Licensing	Consumer Products	Corporate	Consolidated Total
External Revenue	184,083	12,510	-	196,593
Cost of Goods Sold	-	(19,812)	-	(19,812)
Operating Expenses	(384,243)	(89,351)	(1,660,278)	(2,133,872)
Segment Loss	(200,160)	(96,653)	(1,660,278)	(1,957,091)
Total Assets	94,341	64,073	2,682,826	2,841,240

16.	Commitments, Significant Contracts and Contingencies

Management Agreements

As at February 28, 2018, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services (1) (2)	$12,000	November 30, 2018
Docherty Management Ltd. (1) (2)	CAD $15,000	March 1, 2019
M&E Services Ltd. (1)	CAD $8,000	June 1, 2018
Corporate Development(3) (4)	CAD $4,000	Month to Month
Corporate Development(3) (4)	CAD $1,000	January 16, 2019
Advisory Agreement	CAD $4,000	March 24, 2018
Investor relations and communications – Alex Blanchard Capital(1)	CAD $7,500	Month to Month
Office Management (5) (6)	CAD $6,500	December 1, 2019
Research & Development	CAD $3,854	June 19, 2018

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

Corporate Development Milestones

(3) For new customers sourced by the Consultant for the first 12 months of the contract; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 100,000 Company shares (not achieved); and, during the 13th - 24th months of the contract; a restricted common share award of 50,000 Company shares may be achieved; this clause is limited to one payment per customer during the 12-month period, but payable on each customer that meets these sales/licensing thresholds.

(4) For new customers sourced by the Consultant for the first 12 months of the contract; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 200,000 Company shares (not achieved); and, during the 13th - 24th months of the contract; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 100,000 Company shares; this clause is limited to one payment per fiscal quarter.

Office Management Milestones

(5) Until December 1, 2018 for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $200,000 would result in a restricted common share award of 75,000 Company shares; and from December 2, 2018, until December 1, 2019 for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non- refundable revenues of $200,000 would result in a restricted common share award of 40,000 Company shares; this clause limited to one payment per customer during the 24-month period, but payable on each customer that meets these sales/licensing thresholds;

(6) Until December 1, 2018 for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 150,000 Company shares; and, from December 2, 2018, until December 1, 2019 for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 80,000 Company shares; this clause limited to one payment per fiscal quarter;

17.	Prepaid Expenses

Prepaid expenses consist of the following at February 28, 2018 and August 31, 2017:

	February 28	August 31
	2018	2017
	$	$
Advertising & Conferences	134,219	106,682
Consulting Fees	16,667	23,984
Office & Insurance	4,380	15,062
Legal Fees	21,582	3,963
	176,847	149,691

18.	Subsequent Events

a)	March 13, 2018 the Company received $24,500 from the exercise of 175,000 warrants previously granted with an exercise price of $0.14.

b)	March 23, 2018 the Company received $220,000 from the exercise of 500,000 warrants previously granted with an exercise price of $0.44.

c)

On March 22, 2018 the Company announced it received a new Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) providing for “composition of matter” claims that protect the specific combination of substances which enable improved taste and bioabsorption properties of its DehydraTECH™ technology for the delivery of cannabinoids. The patent application number is 15/225,802, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”.

d)

On April 11, 2018 the Company announced it received a new Notice of Allowance from the USPTO providing claims that protect processes for making specific compositions of matter for enhanced cannabinoid delivery utilizing its DehydraTECH™ technology.

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

Our common stock is quoted on the OTCQX under the symbol "LXRP" and on the Canadian Securities Exchange under the symbol “LXX”.

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

The Company’s food sciences activities include the development of our proprietary nutrient infusion technologies for the production of superfoods, and the production of enhanced food products under our two consumer product brands, ViPova™ and Lexaria Energy™. The Company’s patented lipid nutrient infusion technology DehydraTECHTM is believed to improve taste, rapidity and delivery of bioactive compounds that include cannabinoids, vitamins NSAIDs Nicotine and other molecules compared to what is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery. Lexaria has caused to be filed several patent pending applications with the US Patent Office (USPTO), and also internationally under the Patent Cooperation Treaty (PCT). On October 26, 2016, the USPTO issued U.S. Patent No. 9,474,725 (granted June 15 2017 in Australia No. 2015274698), Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. On December 12, 2017, the USPTO granted patent number US 9,839,612 B2 for the use of DehydraTECHTM technology as a delivery platform for a wide variety of Active Pharmaceutical Ingredients (“APIs”) including all cannabinoids including THC; fat soluble vitamins; non-steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine. The title of the granted patent is “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”. Lexaria hopes to reduce other common but less healthy ingestion methods, such as smoking, as it embraces the benefits of its technology for public health.

On January 5, 2018 the Company filed Form S-4 Registration Statement and the company plans to hold an annual and special meeting of stockholders at the office of our law firm, Macdonald Tuskey located in North Vancouver, British Columbia, Canada, to include as part of the proceedings the approval of the plan of conversion whereby our corporate jurisdiction will be changed from the State of Nevada to the Province of British Columbia, Canada by means of a process called a "conversion" and a "continuation". Important details for stockholders related to the conversion and the associated risks for the company and stockholders are included in the S-4 Registration Statement to be released, as of the writing of this document. There are risks associated with not proceeding with the conversion regarding the increasing complexity of compliance with the regulatory framework and the associated increasing costs, the restrictions on the promotion and sale of our stocks to US investors that limit the potential liquidity of our stock, and an increasingly complex environment that can negatively impact Lexaria even as an ancillary involved company via technology licensing to entities in the state legal cannabidiol and cannabis markets. As at the time of the writing of this document the date of the meeting had been specified as June 13, 2018. Amendments to the S-4 as S-4/A and S-4/A No 2 were filed February 7, 2018 and March 1, 2018.

On March 22, 2018, Lexaria received a Notice of Allowance from the USPTO for the delivery of both psychoactive and non-psychoactive cannabinoids as lipophilic active agents formulated together with the edible fatty acids that enable the bioavailability and taste enhancing properties of the DehydraTECH™ technology. The patent application number is 15/225,802 “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”.

On April 11, 2018 the Company announced it received a new Notice of Allowance from the USPTO providing claims that protect processes for making specific compositions of matter for enhanced cannabinoid delivery utilizing its DehydraTECH™ technology.

As at February 28, 2018, we have identified two reportable segments: Intellectual Property Licensing and Consumer Products.

We maintain our registered agent's office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (755) 322-0626.

The address of our principal executive office is 156 Valleyview Rd, Kelowna BC Canada V1X3M4. We have administrative functions located in Langley, British Columbia and Phoenix, Arizona.

Our common stock is quoted on the OTCQX under the symbol "LXRP" and on the Canadian Securities Exchange under the symbol “LXX”.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008, by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

Our company’s business plan is currently focused on the development of strategic partnerships with licensees for our patented technology in exchange for up front and/or staged licensing fees over time. Secondarily and more generally, we continue to investigate national and international opportunities for development and distribution of the Company’s enhanced functional food and supplement product offerings; to investigate expansions and additions to our intellectual property portfolio; and, to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. We announced issuance of our first patent by the U.S. Patent and Trademark Office (USPTO) on October 26, 2016 and have received a Notice of Acceptance from the Australian Patent Office with related patent issuance date June 15 2017 No. 2015274698. On December 12, 2017 of patent number US 9,839,612 B2 was issued for the delivery of additional molecules such as psychoactive cannabinoids, vitamins, non-steroidal anti-inflammatories, and nicotine all utilizing our DehydraTECHTM delivery technology. On March 22, 2018, we received a Notice of Allowance from the USPTO for the delivery of both psychoactive and non-psychoactive cannabinoids as lipophilic active agents formulated together with the edible fatty acids that enable the bioavailability and taste enhancing properties of the DehydraTECH™ technology. The patent application number is 15/225,802 “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”. We are seeking additional patent protection for what we believe to be a unique process for the nutritional delivery of certain molecules such as cannabinoids, Nicotine, Non-Steroidal Anti-Inflammatory Drugs (NSAIDs), and Vitamins. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the six month period ended February 28, 2018, and up to the date of this report, we experienced the following significant corporate developments:

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

December 1, 2017, the Company issued 14,634 restricted common shares at a price of $0.82 per shares to settle $12,000 of debt to a director of the Company. Lexaria awarded a total of 209,056 restricted common shares at an issuance price of $0.82 as required by intellectual property performance thresholds within an existing management consulting contract with the Company divided between three officers and three managers. Lexaria awarded 250,000 warrants with an exercise price of $0.83 and an expiration date of December 1, 2019 to a manager of the Company, pursuant to a management contract.

December 1, 2017, Lexaria granted 200,000 stock options with an exercise price of $0.83 and an expiration date of December 1, 2022, to an officer of the Company, pursuant to an existing management contract.

December 29, 2017, the Company announced it filed a S4 prospectus with the US Securities and Exchange Commission (“SEC”) intending to re-domicile out of the USA and into Canada. The process of changing legal jurisdiction involves a number of steps including seeking and obtaining shareholder approval.

January 4, 2018, the Company announced it qualified for and began trading on the OTCQX Best Market, operated by OTC Markets Group.

January 17, 2018, the Company announced that it has engaged JGRNT Capital Corp to provide strategic consulting services to the Company for a one-year term and awarded 500,000 warrants, each valid to purchase one common share at a price of $1.83 and valid for two years.

January 25, 2018, the Company announced it entered a definitive technology licensing agreement with a 7-year term with Cannfections Group Inc. whereby Lexaria is providing its patented DehydraTECHTM technology to empower next-generation performance in cannabis infused chocolates and candies to be developed and sold in Canada and internationally.

February 26, 2018, the Company announced it entered an agreement with NeutriSci International Inc. ("NeutriSci") (TSX-V: NU, OTCQB: NRXCF) such that NeutriSci now owns 100% of Ambarii Trade Corporation and Lexaria has granted to NeutriSci an Intellectual Property License and Supply Agreement for the manufacturing and sale of CBD based products.

February 27, 2018, the Company announced it entered a definitive technology licensing agreement with a 5-year term with Los Angeles-based, privately-held Biolog, Inc. (“Biolog”) whereby Lexaria is providing its patented DehydraTECHTM technology to empower a unique set of next-generation food and beverage cannabis infusion products to be sold in the United States.

During the period ended February 28, 2018, the Company issued 35,913 compensation warrants with an exercise price of $0.60 expiring April 3, 2019. These compensation warrants were valued at $21,646 and recorded as a share issue cost within additional paid in capital for a net effect of $Nil. Within the period a total of $1,007,591 was received for the exercises of warrants and options.

March 20, 2018, the Company announced it filed a new patent application with the United States Patent and Trademark Office for use of DehydraTECHTM to improve the speed and quantity of absorption of active pharmaceutical ingredients through the skin. In the patent application, Lexaria has applied for patent protection for the delivery of all of the active ingredient classes already identified in its other issued and pending patent applications including cannabinoids, terpenes and terpenoids, NSAIDs, vitamins, nicotine and phosphodiesterase inhibitors, as well as a broad range of additional active ingredients commonly found in topical products today that may benefit from enhanced skin permeability performance in concert with the DehydraTECHTM technology.

On March 22, 2018, Lexaria received a Notice of Allowance from the USPTO for the delivery of both psychoactive and non-psychoactive cannabinoids as lipophilic active agents formulated together with the edible fatty acids that enable the bioavailability and taste enhancing properties of the DehydraTECH™ technology. The patent application number is 15/225,802 “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”.

In March 2018, the Company received $244,500 from the exercise of 675,000 warrants previously granted with an exercise prices of $0.14 and $0.44.

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

In the production of the products, for each raw material to be used in ViPova™-branded products, the Company assesses if the product inputs and the completed products comply with all applicable food and drug laws, and that the inputs and the finished products meet all applicable legal and quality standards including and as it relates to hemp oil content; THC content; molds and mildews; heavy metals; and may measure additional components.

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

On October 26, 2016, the USPTO issued U.S Patent No. 9474725, Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to our method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. This is the Company’s first patent granted and has a publish date of October 27, 2016 (June 10 2017 in Australia No. 2015274698) and protects our technology for twenty years. On December 12, 2017, the USPTO granted patent number US 9,839,612 B2 for the use of DehydraTECHTM technology as a delivery platform. On March 22, 2018 the Company announced it received a new Notice of Allowance from the USPTO providing for “composition of matter” claims that protect the specific combination of substances which enable improved taste and bioabsorption properties of its DehydraTECH™ technology for the delivery of cannabinoids. The patent application number is 15/225,802, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”.

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

In addition to the above described scientific testing and validation studies, Lexaria has also conducted various cannabinoid formulation experiments, together with potential DehydraTECH™ licensee partners, on chocolates, candies, gummies, mouth-melts, chocolate bars, protein bars, beverages such as beer, spices, tea, coffee, supplements and more over the past several years. Beverage formulations have produced cannabinoid water-based products including de-alcoholized beer that mask unwanted cannabis flavor and are fast acting. Chocolate formulations were reported as being the fastest acting, most consistent, and best-tasting products relative to comparator control formulations in approximately 70% of cases in a recent 2017 consumer study. As well, on March 22, 2016, Lexaria announced results from another chocolate formulation consumer study in which test subjects ranked those chocolates that had been created with Lexaria’s technology as the best tasting, most palatable and providing the best overall experience of the chocolates sampled. Furthermore, the test subjects in that study indicated a time of onset of the cannabis oil effects in as little as 15-20 minutes on average. The study included 12 volunteers who were all regular cannabis consumers with experience ingesting conventional edibles. All chocolates used in the study were blinded (unmarked) in order that the subjects could not discern the product formulations applied.

Technology out-licensing

On May 14, 2016, the Company entered into a Licensing Agreement allowing the Licensee, for a two-year period, to utilize the Company’s technology to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the Licensing Agreement to Washington, Oregon, and California. In addition to the granting of the license, the Company will provide support services to the Licensee in connection with the use of the Company’s technology during the term of the Licensing Agreement. The Licensing Agreement is the first contracted, predictable, and significant revenue stream to be achieved as a direct result of Lexaria’s technological advantage in the marketplace. Under the terms of the Licensing Agreement, the Licensee will pay a minimum of $122,000 in pre-defined staged payments to Lexaria over the initial two-year term. As per the Licensing Agreement, if the Licensee were to introduce certain product lines utilizing Lexaria’s technology in each of the four states contemplated, Lexaria could expect to receive a maximum of $1,064,000 over approximately 3.5 years, and the Licensee would enjoy semi-exclusivity to introduce its products in each of those states. As of February 28 2018 the company has recorded $92,392 over the life of the contract to date, with $10,000 as a current receivable corresponding to the areas under the license agreement where the licensee has been active to-date.

On January 25, 2018, the Company announced it entered a definitive technology licensing agreement with a 7-year term with Cannfections Group Inc. whereby Lexaria is providing its patented DehydraTECHTM technology to empower next-generation performance in cannabis infused chocolates and candies to be developed and sold in Canada and internationally.

On February 26, 2018 the Company announced it entered an agreement with NeutriSci International Inc. ("NeutriSci") (TSX-V: NU, OTCQB: NRXCF) such that NeutriSci now owns 100% of Ambarii Trade Corporation and Lexaria has granted to NeutriSci an Intellectual Property License and Supply Agreement for the manufacturing and sale of CBD based products.

On February 27, 2018 the Company announced it entered a definitive technology licensing agreement with Los Angeles-based, privately-held Biolog, Inc. (“Biolog”) whereby Lexaria is providing its patented DehydraTECHTM technology to empower a unique set of next-generation food and beverage cannabis infusion products to be sold in the United States.

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

On December 1, 2017, the Company executed a contract with a contractor as office manager and assistant to the CEO and CFO. The agreement is for two years continuing month to month thereafter and may be terminated with one month’s notice for CAD$6,500 per month. The contractor was granted 250,000 warrants exercisable at $0.83. They will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of their consultancy with the Company. These milestones are during the first 12 months after the date of the agreement:

  Revenue Incentives “A” as defined above, with the exception that the common share awards are revised to 75,000 share instead of 100,000, 40,000 instead of 50,000, 150,000 instead of 200,000 and 80,000 instead of 100,000.

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

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standards, including clarification on the accounting for licenses of intellectual property and identifying performance obligations.

The guidance is effective for interim and annual periods beginning after December 15, 2017, for public organization, and it permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will apply the full retrospective approach to adopt the standard and does not anticipate that this standard will have a material impact on its consolidated financial statements.

In January 2016, FASB issued an ASU, Subtopic 825-10, to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard will be effective for the Company beginning September 1, 2018. The standard is not expected to have any impact on the Company’s financial statements.

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

In June 2016, the FASB issued an ASU No 2016-13 (Topic 326) to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for Lexaria beginning September 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

Results of Operations – Three Months Ended February 28, 2018 and February 28, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended February 28, 2017, which are included herein.

Our operating results for the three months ended February 28, 2018 and 2017 and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months	Change
	Ended	Ended	Between the
	February 28,	February 28,	Periods
	2018	2017
	$	$	$
Sales	171,958	12,602	159,356
Cost of Goods Sold	(13,713)	(14,872)	1,159
General and Administrative	(1,531,185)	(462,211)	(1,068,974)
Impairment of Inventory	(5,438)	(501)	(4,937)
Net loss	(1,378,378)	(464,982)	(913,396)

Our financial statements report a net loss of $1,378,378 for the three month period ended February 28, 2018 compared to 2017 where we incurred a net loss of $464,982. During the three month period ended February 28, 2018, our general and administrative expenses were significantly higher compared to the three months ended February 28, 2017, which is a result of the increases in advertising and promotion to potential licensees and partners, patent and trademark filing costs, increasing R&D expenditures and non-cash compensation for our consultants. During the three months ended February 28, 2018, the Company issued common shares, warrants and options for services of $1,023,868. These increases are in line with expectations for executing our business plan.

Revenue increases were primarily based on new licence agreements entered into recognising the IP Territory Licensing fee and they are expected to generate future IP Usage Licensing fees. The Territory fees consist of IP licensing fees for transfer of the Technology with the signing of definitive agreement for the DehydraTECHTM technology with: the Cannfections Group Inc. for a 7-year term for infused chocolates and candies to be developed and sold in Canada and internationally, NeutriSci International Inc. for a 2-year term for the manufacturing and sale of CBD based products, and Biolog, Inc. for a 5-year term to manufacture food and beverage infused products to be sold in the United States.

Consumer product sales remain low due to challenges in securing expansive distribution opportunities, production challenges and payment processing changes. The Company continues to pursue more widespread distribution possibilities which have the potential to unlock more significant consumer product revenues.

The trend of hemp oil fortified foods, and hemp seed products, gaining consumer acceptance continued through the period ended February 28, 2018, and provides a reason to believe that sales could increase. Those trends should support higher potential consumer product sales. Release of the TurboCBD product in fiscal 2017 was successful but ongoing sales were limited by changes to payment processing services outside of the Company’s control. At the time of this report the Company had extinguished its supplies of certain products like protein bars and the lack of inventory was also a negative impact on consumer product sales potential.

During fiscal 2018 the Company expected to derive ever larger proportions of its revenues from technology licensing to third parties and has accomplished through new IP licence agreements. We are continuing to pursue additional licensing opportunities and are expanding our potential licensees via the positive results from our R&D work. At the time of this report the Company has entered more than 10 formal letters of intent or definitive agreements and is negotiating more. During the period ended February 28, 2018 we have entered into three new licensing agreements that increased our IP licensing revenue and we expect additional revenue will be generated from the licensees utilizing the technology in their processes from the usage fees. It is the Company’s view that the December 9, 2017, grant of patent 9839612 and its expanding patent portfolio is a positive step in enabling the generation of more significant revenues during fiscal 2018.

We do not expect that all of the Letters of Intent into which we enter will result in definitive agreements with paying customers and cannot predict how many will. We believe that strengthening and expanding our intellectual property portfolio and conducting supportive R&D will jointly contribute to strengthening revenue prospects.

Liquidity and Financial Condition

	February 28	August 31
Working Capital	2018	2017
	$	$
Current assets	2,745,352	2,795,495
Current liabilities	69,041	92,347
Working capital balance (deficiency)	2,676,311	2,703,148

The Company’s working capital balance marginally decreased during the six months ended February 28, 2018, as a result of its executing its operating plan via increased activities in potential licensee outreach, research and development and other aspects of our business plan utilizing funding from financing activities during fiscal 2017 and the ongoing exercises of options and warrants.

	Three Months Ended
	February 28	February 28
Cash flows	2018	2017
	$	$
Cash flows used in operating activities	(1,121,192)	(589,072)
Cash flows used in investing activities	(102,042)	(9,699)
Cash flows provided by financing activities	1,007,591	1,028,995
Increase (decrease) in cash	(215,643)	430,224

Operating Activities

The decrease in the net cash used in operating activities during the six months ended February 28, 2018, is primarily the result of the Company’s execution of its operating plan with available funding compared to cost containment during the period ended February 28, 2017. This difference was largely due to the increased costs pertaining to consulting, advertising and promotion, patent and trademark related filings, research and development, and travel.

Investing Activities

During the six months ended February 28, 2018, the Company continued its investment in expanding its patent applications and acquired 100% ownership of our subsidiary PoViva Tea LLC.

Financing Activities

During the period ended February 28, 2018, the Company raised a total of $1,007,591 from equity issuances, relating to the exercise of its outstanding stock options and warrants.

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

As of February 28, 2018, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and our chief executive and chief financial officer (also our principal executive and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive and financial officer (also our principal executive and accounting officers) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2018, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended February 28, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our revenues now are generated from being a food sciences and products company. We should be considered to be a start-up: the revenue recognized for the period ended February 28, 2018 was $196,593.

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

All applicable Regulations, in the United Sates, over 20 states, including our state of incorporation, Nevada, have approved and regulate medical marijuana use. Similarly, four states have approved and regulate non-medical marijuana use by adults. However, it remains illegal under United States federal law to grow, cultivate or sell marijuana for any purpose. In that regard, the United States Justice Department previously released the COLE Memorandum of 8-29-13 which states that the Justice Department will not prioritize the prosecution of marijuana related activities authorized under state laws provided that state authorities implement and enforce strict guidelines to ensure the health, safety and security of the public. This memorandum has now been revoked, however a rider on the US Federal Budget passed includes protections for medical marijuana with additional protective legislation being contemplated. Where the individual state framework fails to protect the public, the Justice Department has instructed federal prosecutors to enforce the Controlled Substances Act of 1970. The Department of Justice has not, to our knowledge, published any policy or guidance specifically regarding the participation of a United States corporation in lawful medical marijuana related activities outside of the United States.

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

Fixed price contracts require the service provider to perform all agreed services for a specified lump-sum amount. We anticipate that some of our services will be performed on a fixed price basis. Fixed price contracts expose us to some significant risks, including under-estimation of costs, ambiguities in specifications, unforeseen costs or difficulties, and delays beyond our control. These risks could lead to losses on contracts which may be substantial and which could adversely affect the results of our operations.

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

Risks Associated with Our Common Stock

Trading on the OCTQX and CSE may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQX electronic quotation service operated by OTC Markets Group Inc. Trading in stock quoted on the OTCQX is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQX is not a stock exchange, and trading of securities on the OTCQX is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

Item 6. Exhibits

Exhibit	Description
Number
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Plan of Conversion (included as Schedule “A” to the proxy statement/prospectus)
(3)*	Articles of Incorporation and Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	2014 Stock Option Plan
4.2*	Specimen ordinary share certificate
(5)	Opinion regarding Legality
5.1	Opinion of Macdonald Tuskey regarding the legality of the securities being registered
(8)	Opinions regarding Tax Matters
8.1	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding U.S. tax matters
8.2	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding Canadian tax matters
(10)	Material Contracts

10.1	Membership Purchase Agreement dated October 23, 2017 with Marian Washington and Michele Reillo (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed November 2, 2017)
10.2	Services Agreement dated August 15, 2017 with Adam Mogil
10.3	Management Services Agreement dated June 19, 2017 with Dr. Phil Ainslie
10.4	Management Services Agreement dated June 1, 2017 with M&E Services Ltd. (Spissinger)
10.5	Marketing Agreement dated March 24, 2017 with Dig Media Inc.
10.6	Management Services Agreement dated March 1, 2017 with Docherty Management Ltd.
10.7	Collaborative Research Agreement dated February 6, 2017 with National Research Counsel
10.8	Services Agreement dated January 1, 2017 with Correlation Capital Inc.
10.9	Joint Venture Agreement dated April 6, 2017 with NeutriSci International Inc.
10.10	Management Services Agreement dated December 1, 2016 with CAB Financial Services ltd.
10.11	Private Label Agreement dated September 5, 2016 with Timeless Herbal Care Limited
10.12	Intellectual Property License Agreement dated September 3, 2016 with Timeless Herbal Care Limited
10.13	Private Placement Subscription Agreement dated July 5, 2016 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed August 16, 2016)
10.14	Loan agreement dated July 25, 2016 with CAB Financial Services Ltd. (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed July 26, 2016)
10.15	Form of subscription agreement for Private Placement closed on June 6, 2016 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed June 8, 2016)
10.16	Form of warrant agreement dated June 6, 2016(incorporated by reference as exhibit 10.2 of our Current Report on Form 8-K filed June 8, 2016)
10.17	Form of Stock Option Agreement (incorporated by reference as exhibit 10.3 of our Current Report on Form 8-K filed June 8, 2016)
10.18	Consulting Agreement dated June 3, 2016 with Frontier Merchant Capital Group (incorporated by reference as exhibit 10.4 of our Current Report on Form 8-K filed June 8, 2016)
10.19	Licensing Agreement dated May 14, 2016 of Lexaria Bioscience Corp. (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed May 20, 2016)
10.20	License Agreement dated August 11, 2015 with PoViva Tea LLC (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed August 12, 2015)
10.21	Share Purchase Agreement dated June 24, 2015 with Shaxon Enterprises Ltd. (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed June 26, 2015)
10.22	Letter of Intent dated June 10, 2014 with Shaxon Enterprises (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed June 12, 2015)
10.23	Operating Agreement dated November 11, 2014 with Poppy’s Teas LLC (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed November 12, 2014)

10.24	Joint Venture Agreement dated May 27, 2014 with Lexaria (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2014)
10.25	Joint Venture Agreement dated March 5, 2014 with Enertopia Corp. et al. (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed March 5, 2014)
10.26	Consulting Agreement with JGRNT dated January 17, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed January 22, 2018)
10.27	Licensing Agreement with Cannfections Group Inc. dated January 25, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed January 25, 2018)
10.28	Licensing Agreement with Neutrisci International Corp. dated February 23, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed March 2, 2018)
10.29	Licensing Agreement with Biolog, Inc. dated February 23, 2018 (incorporated by reference as exhibit 10.2 of our Current Report on Form 8-K filed March 2, 2018)
10.30	Form S-4/A Amendment No. 2 filed March 1, 2018
(21)	Subsidiaries
21.1	Lexaria Canpharm Corp., a Canadian federal company
21.2	Poviva Tea LLC, a Nevada corporation
(23)	Consents of Experts and Counsel
23.1	Consent of Macdonald Tuskey (Included in Exhibit 5.1)
23.2	Consent of Dale Matheson Carr-Hilton Labonte LLP (Included in Exhibit 8.1 and Exhibit 8.2)
23.3	Consent of Davidson & Company LLP, Chartered Professional Accountants
23.4	Consent of MNP LLP, Chartered Accountants
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

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
April 12, 2018

By:	/s/ " Chris Bunka "
Chris Bunka,
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
April 12, 2018

By:	/s/ " Allan Spissinger "
Allan Spissinger CPA, CA
Chief Financial Officer
(Principle Financial Officer)
April 12, 2018