Form 10-Q
period 2018-05-31
Lexaria Bioscience Corp.
filed 2018-07-13
CIK 1348362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

or

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to _____________

Commission File Number _____________

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

73,144,805 common shares issued and outstanding as of July 13, 2018

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexaria Bioscience Corp.’s (“Lexaria” or the “Company”) unaudited interim consolidated financial statements for the nine month period ended May 31, 2018, form part of this quarterly report. They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31
	2018	2017
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$2,063,369	$2,533,337
Marketable securities (Note 18)	17,617	-
Accounts and other receivables (Note 7)	267,777	45,293
Inventory (Note 8)	76,475	67,174
Prepaid expenses (Note 17)	161,882	149,691
Total Current Assets	2,587,120	2,795,495
Patents (Note 9)	120,567	62,827
Equipment	1,392	1,856
	121,959	64,683
TOTAL ASSETS	$2,709,079	$2,860,178

LIABILITIES
Current
Accounts payable and accrued liabilities	$62,533	$32,574
Unearned revenue (Note 10)	-	17,083
Due to related parties (Note 14)	9,110	42,690
Total Current Liabilities	71,643	92,347
TOTAL LIABILITIES	71,643	92,347

STOCKHOLDERS' EQUITY
Share Capital (Note 11)
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 72,397,305 common shares at May 31, 2018 and 67,975,761 common shares at August 31, 2017	72,397	67,976
Shares to be issued (Note 11)	500	-
Additional paid-in capital	21,123,864	16,108,270
Accumulated other comprehensive income (Note 18)	(7,383)	-
Deficit	(18,551,942)	(13,169,939)
Equity attributable to shareholders of the Company	2,637,436	3,006,307
Non-Controlling Interest (Note 9)	-	(238,476)
Total Stockholders' Equity	2,637,436	2,767,831
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,709,079	$2,860,178

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2018	2017	2018	2017
Revenue (Note 13)	$140,340	$29,253	$336,933	$51,080
Cost of Goods Sold	2,427	9,183	22,239	24,943
Gross profit	137,913	20,070	314,694	26,137

Expenses
Accounting and audit	14,773	5,260	48,942	27,119
Depreciation and Amortization (Note 9)	527	372	1,364	1,116
Advertising and promotions	175,770	73,271	432,494	124,080
Consulting (Note 11, 12, 14, 16)	3,115,389	128,537	4,455,808	685,558
Interest expense	-	1,584	-	4,890
Investor relations	-	41,002	188	91,681
Legal and professional	65,091	46,367	207,134	115,851
Office and miscellaneous	64,779	41,578	182,754	112,435
Research and development	93,067	8,240	279,221	23,279
Travel	29,804	17,219	80,181	45,098
Gain on disposal of assets	-	-	(3,998)	-
Inventory write-off (Note 8)	3,625	726	12,609	4,651
	3,562,825	364,156	5,696,697	1,235,758
Net loss for the period	(3,424,912)	(344,086)	(5,382,003)	(1,209,621)
Net loss attributable to:
Common shareholders	(3,424,912)	(339,130)	(5,382,003)	(1,182,357)
Non-controlling interest (Note 9)	-	(4,956)	-	(27,264)
Basic and diluted loss per share	(0.05)	(0.01)	(0.08)	(0.02)
Weighted average number of common shares outstanding
- Basic and diluted	71,042,049	60,635,704	70,239,898	55,968,504

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2018	2017	2018	2017
Net Loss	$(3,424,912)	$(344,086)	$(5,382,003)	$(1,209,621)

Other comprehensive loss

Unrealized loss on marketable securities	(7,383)	-	(7,383)	-
Comprehensive loss	(3,432,295)	(344,086)	(5,389,386)	(1,209,621)

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31	May 31
	2018	2017
Cash flows used in operating activities
Net loss for the period	$(5,382,003)	$(1,209,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation (Note 12)	2,102,704	36,642
Depreciation and amortization	1,364	1,116
Inventory write-off (Note 8)	12,609	4,651
Non-Cash Consideration for Licensing – revenue	(25,000)	-
Shares to be issued for services – consulting	640,000	-
Shares issued for services – consulting	183,426	71,760
Warrants issued for services – consulting	1,063,270	220,528
Change in working capital:
Accounts and other receivables	(222,484)	(19,815)
Inventory	(21,910)	1,692
Prepaid expenses	(12,191)	27,352
Accounts payable and accrued liabilities	29,959	(60,054)
Due to related parties	(33,580)	(273,925)
Unearned revenue	(17,083)	7,100
Net cash used in operating activities	(1,680,919)	(1,192,574)

Cash flows used in investing activities
Investment in Poviva	(70,000)	-
Patent Costs	(58,640)	(9,699)
Net cash used in investing activities	(128,640)	(9,699)

Cash flows from financing activities
Repayment of loan to a related party	-	(50,000)
Proceeds from issuance of equity	1,339,591	3,947,842
Net cash from financing activities	1,339,591	3,897,842

Increase (decrease) in cash	(469,968)	2,695,569
Cash, beginning of period	2,533,337	93,409
Cash, end of period	$2,063,369	$2,788,978
Supplemental information on cash flows:
Interest paid in cash	$-	$4,890
Income tax paid in cash	$-	$-
Common shares issued to settle accounts payable (shares issued for services)	$12,000	$53,000
Stock based compensation recognized in prepaid expenses	$-	$19,075
Reclassification of NCI to additional paid-in capital on acquisition	$238,476	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL				TOTAL
			PAID-IN				STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	AOCI	EQUITY
		$	$	$	$	$	$
Balance, August 31, 2016	51,288,477	51,288	11,515,419	(11,300,662)	(178,288)	-	87,757
Shares issued for services	939,354	938	223,722	-	-	-	224,660
Non-controlling Interest	-	-	-	-	(60,188)	-	(60,188)
Stock based compensation (Note 12)	-	-	93,968	-	-	-	93,968
Private placement of shares, net of issuance cost	4,104,280	4,105	1,537,637	-	-	-	1,541,742
Warrants issued for services	-	-	292,750	-	-	-	292,750
Exercise of stock options	1,014,125	1,015	176,247	-	-	-	177,262
Exercise of warrants	10,322,025	10,322	2,222,710	-	-	-	2,233,032
Conversion of debt	307,500	308	45,817	-	-	-	46,125
Net loss and comprehensive loss	-	-	-	(1,869,277)	-	-	(1,869,277)
Balance August 31, 2017	67,975,761	67,976	16,108,270	(13,169,939)	(238,476)	-	2,767,831
Non-controlling Interest (Note 9)	-	-	(308,476)	-	238,476	-	(70,000)
Shares issued for services	223,690	224	183,202	-	-	-	183,426
Shares to be issued for services	500,000	500	639,500	-	-	-	640,000
Stock based compensation (Note 12)	-	-	2,102,704	-	-	-	2,102,704
Warrants issued for services	-	-	1,063,270	-	-	-	1,063,270
Exercise of stock options	298,375	298	70,904	-	-	-	71,202
Exercise of warrants	3,899,479	3,899	1,264,490	-	-	-	1,268,389
Net loss	-	-	-	(5,382,003)	-	-	(5,382,003)
Other Comprehensive income (loss)	-	-	-	-	-	(7,383)	(7,383)
Balance, May 31, 2018 (Unaudited)	72,897,305	72,897	21,123,864	(18,551,942)	-	(7,383)	2,637,436

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018
(Expressed in U.S. Dollars)

(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

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

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated financial statements for the year ended August 31, 2017, with the addition of:

Marketable Securities

All marketable securities have been classified as “available for sale” and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (expense), net. The Company regularly evaluates whether declines in the fair value of its investments below their cost are other than temporary. The evaluation includes consideration of the cause of the impairment, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before their recovery. The Company has not recorded any realized losses or declines in value judged to be other than temporary on its marketable securities.

6.	Recent Accounting Guidance

Effective March 1, 2018, the Company began recognizing revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASC 606 utilizing the modified retrospective method, meaning the cumulative effect of applying the standard was recognized to opening retained earnings as of September 1, 2017 with $NIL effect. ASC 606 provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

In January 2016, FASB issued an ASU, Subtopic 825-10, to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard will be effective for the Company beginning September 1, 2018. We estimate an $8,000 impact on the Company’s financial statements upon implementation.

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

In June 2016, the FASB issued an ASU No 2016-13 (Topic 326) to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for Lexaria beginning September 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements. However, to date the Company has not recognized any credit losses.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017 (the “2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures, but does not expect it to have a material impact on its consolidated financial statements.

7.	Accounts and Other Receivables

	May 31	August 31
	2018	2017
	$	$
Trade and deposits receivable	1,556	1,778
Territory License Fees receivable (Note 13)	222,347	-
Sales tax receivable	43,874	43,515
	267,777	45,293

8.	Inventory

	May 31	August 31
	2018	2017
	$	$
Raw materials	18,870	14,220
Work in progress	41,044	10,688
Finished goods	16,561	42,266
	76,475	67,174

During the nine month period ended May 31, 2018, the Company wrote down $12,609 (2017 - $4,651) of inventory to reflect its estimated net realizable value.

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

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensured at that time that Lexaria had full access to the underlying patent pending infusion Technology (the “Technology”).

Patents

On December 12, 2017, Lexaria received patent US 9,839,612 B2 from the United States Patent and Trademark Office (“USPTO”) for the use of its technology as a delivery platform for all cannabinoids including THC; fat soluble vitamins; non steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine.

On March 22, 2018 the Company announced it received a new Notice of Allowance from the USPTO providing for “composition of matter” claims that protect the specific combination of substances which enable improved taste and bioabsorption properties of its DehydraTECH™ technology for the delivery of cannabinoids. On May 22, 2018 patent US 9,974,739 B2, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” was granted.

On April 11, 2018 the Company announced it received a new Notice of Allowance from the USPTO providing claims that protect processes for making specific compositions of matter for enhanced cannabinoid delivery utilizing its DehydraTECH™ technology. On May 15, 2018 patent US 9,972,680 B2, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” was granted.

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	5/15/2018
US 9,974,739 B2	5/22/2018

A continuity schedule for patents is presented below:

	May 31	August 31
	2018	2017
	$	$
Balance – Beginning	62,827	53,997
Additions	58,640	9,699
Amortization*	(900)	(869)
Balance – Ending	120,567	62,827

* The patents are amortized over their legal life of 20 years.

10.	Unearned Revenue

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

The Company determined that the provision of the support services were a separate deliverable under the licensing agreement. As the support services are not to be sold on a stand-alone basis, the Company was unable to establish a vendor-specific objective evidence of fair value of such services to be able to objectively allocate the Territory License fee receipts between the license and the support services. Accordingly, the Company recognized revenue on a pro-rated basis over the term of the Licensing agreement. The Company has since determined that the support services form an insignificant portion of the licensing contract as they are primarily completed prior to delivery of the technology and that delivery of the license is complete when the Technology is transferred to the Licensee. During the nine month period ended May 31, 2018, the Company recognized $17,083 (Note 13), of unearned revenue.

A continuity schedule of unearned revenue is presented below:

	May 31	August 31
	2018	2017
	$	$
Balance – Beginning	17,083	12,500
Territorial License fees received	-	30,000
Advance payments on product sales	-	4,900
Earned revenue	(17,083)	(30,317)
Balance - Ending	-	17,083

11.	Common Shares and Warrants

Fiscal 2018 Activity

On October 27, 2017 the Company extended the expiration date of warrants originally issued on January 9, 2017, with a one-year expiration date. The warrant quantity and exercise price remain unchanged, 500,000 warrants exercisable at $0.44, will now expire on January 9, 2019. There was a $Nil effect on the modification of the warrants.

December 1, 2017, Lexaria issued 14,634 restricted common shares at a price of $0.82 per shares to settle $12,000 of debt to a director of the Company (shares issued for services). The Company awarded a total of 209,056 restricted common shares at an issuance price of $0.82 for a value of $171,426 as required by intellectual property performance thresholds within an existing management consulting contract with the Company divided between three officers and three managers. Lexaria awarded 250,000 warrants with an exercise price of $0.83 and an expiration date of December 1, 2019 to a manager of the Company, pursuant to a management contract. The warrants were valued at $124,476 and included in consulting expense.

January 17, 2018 the Company announced that it has engaged JGRNT Capital Corp to provide strategic consulting services to the Company for a one-year term and awarded 500,000 warrants, each valid to purchase one common share at a price of $1.83 and valid for two years. The warrants were valued at $567,647 and included in consulting expense.

May 28, 2018, the Company announced it entered into a consulting contract granting 250,000 warrants with an exercise price of $1.55 expiring three years after issuance. These warrants were valued at $319,699 and included in consulting expense.

May 31, 2018, the Company accrued 500,000 shares to be issued, 250,000 shares at an issuance price of $1.24 and 250,000 shares at an issuance price of $1.32 for restricted common shares as required by intellectual property performance thresholds within existing management consulting contracts with the Company and $640,000 was included in consulting expense.

During the period ended May 31, 2018 the Company recognized $51,488 in consulting expense for warrants previously granted to a consultant upon vesting.

During the period ended May 31, 2018 the Company issued 35,913 warrants with an exercise price of $0.60 expiring April 3, 2019. These warrants were valued at $21,646 and recorded as a share issue cost within additional paid in capital for a net effect of $Nil.

A continuity schedule for warrants is presented below:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Balance, August 31, 2016	12,136,241	0.18
Cancelled/Expired	(1,004,150)	0.22
Exercised	(10,322,025)	0.23
Issued	8,034,440	0.36
Balance, August 31, 2017	8,844,506	0.29
Cancelled/Expired	(55,000)	0.27
Exercised	(3,899,479)	0.33
Issued	1,035,913	1.48
Balance, May 31, 2018	5,925,940	0.49

The fair value of warrants granted as compensation warrants was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31
2018
Expected volatility	100% – 154%
Risk-free interest rate	1.21%—2.60%
Expected life	1.21 – 3.00 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.40 – $1.28

A summary of warrants outstanding as of May 31, 2018 is presented below:

# of Warrants	Weighted	Weighted
	Average	Average
	Remaining	Exercise Price
	Contractual Life	$
450,000	0.20 years	0.14
1,841,666	0.25 years	0.14
500,000	0.61 years	0.44
972,065	0.84 years	0.60
212,209	0.84 years	0.42
200,000	1.05 years	0.29
750,000	3.36 years	0.14
250,000	1.50 years	0.83
500,000	1.63 years	1.83
250,000	2.99 years	1.55
5,925,940	1.10 years	0.49

12.	Stock Options

The Company has established its 2010 Stock Option Plan whereby the board of directors may, from time to time, grant up to 1,980,000 stock options to officers and employees, and its 2014 Stock Option Plan whereby the board of directors may grant up to 3,850,000 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised no later than five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

Fiscal 2018 Activity

On December 1, 2017, Lexaria granted 200,000 stock options with an exercise price of $0.83 and an expiration date of December 1, 2022 to an officer of the Company, pursuant to an existing management contract. The options were valued at $122,562 and included in consulting expense.

On May 31, 2018, the Company announced that that pursuant to existing stock option plans, it has granted stock options to directors, officers, employees and consultants that enable the option holders to purchase up to 1,725,000 common shares of the Company at a price of $1.53 for a period of five years, vesting immediately. The options were valued at $1,980,142 and included in consulting expense.

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31
2018
Expected volatility	100% - 101%
Risk-free interest rate	2.13% - 2.68%
Expected life	5.00 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.61 - $1.15

A continuity schedule for stock options is presented below:

		Weighted
	Options	Average Exercise
	Outstanding	Price
		$
Balance, August 31, 2016	3,485,000	0.15
Exercised	(1,014,125)	0.17
Granted	850,000	0.14
Balance, August 31, 2017	3,320,875	0.15
Exercised	(298,375)	0.24
Granted	1,925,000	1.46
Balance, May 31, 2018	4,947,500	0.65

A summary of the stock options as at May 31, 2018, is presented below:

Number of Stock	Number of Stock	Weighted	Weighted	Aggregate
Options	Options	Average	Average	Intrinsic Value
	Exercisable	Remaining	Exercise Price
		Contractual Life	$	$
247,500	247,500	0.05 years	0.09	368,550
990,000	990,000	1.56 years	0.10	1,465,200
275,000	275,000	1.68 years	0.09	409,500
550,000	550,000	1.82 years	0.09	819,000
110,000	110,000	2.30 years	0.17	154,800
300,000	300,000	2.88 years	0.11	441,000
200,000	200,000	4.01 years	0.37	242,000
350,000	50,000	4.06 years	0.29	449,750
200,000	200,000	4.06 years	0.83	150,000
1,725,000	1,725,00	5.00 years	1.53	86,250
4,947,500	4,647,500	3.21 years	0.65	4,586,050

13.	Revenues

	Nine Months Ended
	May 31	May 31
	2018	2017
	$	$
Product sales	14,188	12,932
Licensing revenue	321,683	37,392
Freight revenue	1,062	756
	336,933	51,080

The Company recognized licensing revenue on a pro-rated basis over the term of the Licensing Agreement (Note 10) and additional licensing fees as they were earned. The Company has determined that the support services form an insignificant portion of the licensing contract as they are substantially completed prior to delivery of the Technology and that delivery of the license is complete when the Technology is transferred to the licensee. Additional licensing fees and royalties are recognized as they are earned. During the period ended May 31, 2018, the Company recognized $17,083 of deferred revenue (Note 10) and $304,600 of additional Licensing fees (Note 7).

The additional Licensing fees consist of IP licensing fees for transfer of the Technology with the signing of definitive agreements for the DehydraTECHTM technology with: the Cannfections Group Inc. for a 7-year term for infused chocolates and candies to be developed and sold in Canada and internationally, NeutriSci International Inc. for a 2-year term for the manufacturing and sale of CBD based products, Biolog, Inc. for a 5-year term to manufacture food and beverage infused products to be sold in the United States, GP Holdings LLC for infused beverages and topical skin products for a 5-year term, and Nuka Enterprises LLC for their 1906 Chocolates for a 10 year term to include chocolate, candies, beverages, capsules and pills, and topical creams, replacing their chocolate only 2 year contract. The additional Licensing fees include payments due upon transfer of the Technology and installment payments that are receivable within 12 months (Note 7).

14.	Related Party Transactions

For the period ended May 31, 2018 the Company paid/accrued the following:

					May 31					May 31
	Cash		Non-Cash		2018	Cash		Non-Cash		2017
	$	%	$	%	Total $	$	%	$	%	Total $
Management, consulting and accounting services:
C.A.B Financial Services(1)	108,000	10%	1,002,705	90%	1,110,705	100,000	100%	-	0%	100,000
M&E Services Ltd.(1)	58,140	10%	501,101	90%	559,241	35,311	100%	-	0%	35,311
Docherty Management 106,067 Limited(1)		10%	968,329	90%	1,074,396	89,854	68%	42,000	32%	131,854
Company controlled by a director	12,000	17%	57,395	83%	69,395	36,000	100%	-	0%	36,000
Director	-	0%	57,395	100%	57,395	-	0%	-	0%	-
	284,207		2,586,925		2,871,132	261,165		42,000		303,165

(1) C.A.B. Financial Services is owned by the CEO of the Company, M&E Services Ltd. is owned by the CFO of the Company (as of June 1 2017), and Docherty Management Limited is owned by the President of the Company.

The Company granted a total of 1,700,000 incentive stock options to officers and directors of the Company with a fair value of $1,844,425 and included in Consulting expense (Note 12).

Due to related parties:

As at May 31, 2018, $9,110 (August 31, 2017 - $42,690) was payable to related parties included in due to related parties.

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

	IP Licensing	Consumer Products	Corporate	Consolidated Total
External Revenue	$321,683	$15,250		$336,933
Cost of Goods Sold	-	(22,239)	-	(22,239)
Operating Expenses	(1,712,237)	(131,265)	(3,853,195)	(5,696,697)
Segment Loss	(1,390,554)	(138,254)	(3,853,195)	(5,382,003)
Total Assets	120,567	77,867	2,510,645	2,709,079

16.	Commitments, Significant Contracts and Contingencies

Management Agreements

As at May 31, 2018, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services (1) (2)	$12,000	November 30, 2018
Docherty Management Ltd. (1) (2)	CAD $15,000	March 1, 2019
M&E Services Ltd. (1)	CAD $8,000	June 1, 2018
Corporate Development(3) (4)	CAD $4,000	Month to Month
Corporate Development(3) (4)	CAD $1,000	January 16, 2019
Advisory Agreement	CAD $4,000	Month to Month
Investor relations and communications – Alex Blanchard Capital(1)	CAD $7,500	Month to Month
Office Management (5) (6)	CAD $6,500	December 1, 2019
Research & Development	CAD $3,854	June 19, 2018

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

Intellectual Property Milestones

(2) During the term of the agreement, for each provisional patent application substantively devised and successfully created, written, and filed with the U.S. Patent Office for the Company’s Technology, 250,000 restricted common shares of the Company will be issuable (Note 11).

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

Office Management Milestones

(5) Until December 1, 2018 for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $200,000 would result in a restricted common share award of 75,000 Company shares; and from December 2, 2018, until December 1, 2019 for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable revenues of $200,000 would result in a restricted common share award of 40,000 Company shares; this clause limited to one payment per customer during the 24-month period, but payable on each customer that meets these sales/licensing thresholds;

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

17.	Prepaid Expenses

Prepaid expenses consist of the following at May 31, 2018 and August 31, 2017:

	May 31	August 31
	2018	2017
	$	$
Advertising & Conferences	98,385	106,682
Consulting Fees	8,841	23,984
Office & Insurance	17,046	15,062
Legal Fees	37,610	3,963
	161,882	149,691

18.	Marketable Securities

The components of Marketable Securities were as follows:

			Unrealized
	Cost Basis	Unrealized Gains	Losses	Total
August 31, 2017 Common Stock	$-	$-	$-	$-
Total	$-	$-	$-	$-
May 31, 2018 Common Stock	25,000	-	(7,383)	17,617
Total	$25,000	$-	($7,383)	$17,617

Unrealized losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

19.	Subsequent Events

a)

Subsequent to May 31, 2018, the Company issued 747,500 common shares from the exercise of 50,000 warrants at $0.60, 450,000 warrants at $0.14 and 247,500 stock options at $0.091 for a total of $115,500.

b)

On June 28, 2018, the Company announced it filed a new patent application with the United States Patent and Trademark Office for innovation in treatment options related to central nervous system disease or disorders titled: “Enhancement of Delivery of Lipophilic Active Agents Across the Blood- Brain Barrier and Methods for Treating Central Nervous System Disorders” under application number 62689096.

c)

Subsequent to May 31, 2018 the Company is forming new wholly-owned US subsidiary companies. Four new subsidiary companies are being created, one each for the market segments relating to pharmaceutical, hemp, nicotine, and cannabis-related applications.

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

Lexaria has caused to be filed many patent-pending applications with the US Patent Office (USPTO), and also internationally under the Patent Cooperation Treaty (PCT). On October 26, 2016, the USPTO issued U.S. Patent No. 9,474,725 B1 (granted June 15 2017 in Australia No. 2015274698), Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. On December 12, 2017, the USPTO granted patent number US 9,839,612 B2 for the use of DehydraTECHTM technology as a delivery platform for a wide variety of Active Pharmaceutical Ingredients (“APIs”) including all cannabinoids including THC; fat soluble vitamins; non-steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine. The title of the granted patent is “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”. The USPTO granted on May 15, 2018 patent US 9,972,680 B2 and on May 22, 2018 it granted patent US 9,974,739 B2 within the same patent family.

Lexaria hopes to reduce other common but less healthy ingestion methods, such as smoking, as it embraces the benefits of its technology for public health. The Company is aggressively pursuing patent protection in national jurisdictions around the world. The Company currently has more than 45 patent applications pending worldwide and, due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. Lexaria is also filing new patent applications for novel new discoveries that arise from the Company’s R&D programs and, due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed.

On January 5, 2018 the Company filed Form S-4 Registration Statement and the company plans to hold an annual and special meeting of stockholders at the office of our law firm, Macdonald Tuskey located in North Vancouver, British Columbia, Canada, to include as part of the proceedings the approval of the plan of conversion whereby our corporate jurisdiction will be changed from the State of Nevada to the Province of British Columbia, Canada by means of a process called a “conversion” and a “continuation”. Important details for stockholders related to the conversion and the associated risks for the company and stockholders are included in the S-4 Registration Statement to be released, as of the writing of this document. There are risks associated with not proceeding with the conversion regarding the increasing complexity of compliance with the regulatory framework and the associated increasing costs, the restrictions on the promotion and sale of our stocks to US investors that limit the potential liquidity of our stock, and an increasingly complex environment that can negatively impact Lexaria even as an ancillary involved company via technology licensing to entities in the state legal cannabidiol and cannabis markets. Amendments to the S-4 as S-4/A and S-4/A No 2 were filed February 7, 2018 and March 1, 2018. The meeting was held June 13, 2018.

The Company has received expert tax advice that suggests a particular class of shareholder may be exposed to punitive taxes immediately upon conversion of the Company from Nevada to Canada. As a result of this punitive tax treatment the Company has placed on indefinite hold the redomiciling of the Company from the USA to Canada, until such time as a remedy can be discovered. Subsequent to May 31, 2018, shareholder approval was obtained to effect the corporate conversion and thus, if and when the inequitable tax treatment problem can be solved, the conversion process can potentially then occur without additional delay.

On March 22, 2018, Lexaria received a Notice of Allowance from the USPTO for the delivery of both psychoactive and non-psychoactive cannabinoids as lipophilic active agents formulated together with the edible fatty acids that enable the bioavailability and taste enhancing properties of the DehydraTECH™ technology. The patent application number is 15/225,802 “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof.” On May 22, 2018, the USPTO granted patent US 9,974,739 B2.

On April 11, 2018 the Company announced it received a new Notice of Allowance from the USPTO providing claims that protect processes for making specific compositions of matter for enhanced cannabinoid delivery utilizing its DehydraTECH™ technology. On May 15, 2018, the USPTO granted patent US 9,972,680 B2.

As at May 31, 2018, we have identified two reportable segments: Intellectual Property Licensing and Consumer Products.

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

Our Current Business

Our company’s business plan is currently focused on the development of strategic partnerships with licensees for our patented technology in exchange for up front and/or staged licensing fees over time. Secondarily and more generally, we continue to investigate national and international opportunities for development and distribution of the Company’s enhanced functional food and supplement product offerings; to investigate expansions and additions to our intellectual property portfolio; and, to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. We announced issuance of our first patent by the U.S. Patent and Trademark Office (USPTO) on October 26, 2016 and have received a Notice of Acceptance from the Australian Patent Office with related patent issuance date June 15 2017 No. 2015274698. On December 12, 2017 of patent number US 9,839,612 B2 was issued for the delivery of additional molecules such as psychoactive cannabinoids, vitamins, non-steroidal anti-inflammatories, and nicotine all utilizing our DehydraTECHTM delivery technology. On March 22, 2018, we received a Notice of Allowance from the USPTO for the delivery of both psychoactive and non-psychoactive cannabinoids as lipophilic active agents formulated together with the edible fatty acids that enable the bioavailability and taste enhancing properties of the DehydraTECH™ technology. On May 22, 2018 patent US 9,974,739 B2, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” was granted. On April 11, 2018 the Company announced it received a new Notice of Allowance from the USPTO providing claims that protect processes for making specific compositions of matter for enhanced cannabinoid delivery utilizing its DehydraTECH™ technology. On May 15, 2018 patent US 9,972,680 B2, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” was granted.

We are seeking additional patent protection for what we believe to be a unique process for the nutritional delivery of certain molecules such as cannabinoids, Nicotine, Non-Steroidal Anti-Inflammatory Drugs (NSAIDs), and Vitamins. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible.

During the nine month period ended May 31, 2018, and up to the date of this report, we experienced the following significant corporate developments:

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

On December 1, 2017, the Company issued 14,634 restricted common shares at a price of $0.82 per shares to settle $12,000 of debt to a director of the Company. Lexaria awarded a total of 209,056 restricted common shares at an issuance price of $0.82 as required by intellectual property performance thresholds within an existing management consulting contract with the Company divided between three officers and three managers. Lexaria awarded 250,000 warrants with an exercise price of $0.83 and an expiration date of December 1, 2019 to a manager of the Company, pursuant to a management contract. The warrants were valued at $124,476 and included in consulting expense.

On December 1, 2017, Lexaria granted 200,000 stock options with an exercise price of $0.83 and an expiration date of December 1, 2022, to an officer of the Company, pursuant to an existing management contract. The options were valued at $122,562 and included in consulting expense.

On December 29, 2017, the Company announced it filed a S4 prospectus with the US Securities and Exchange Commission (“SEC”) intending to re-domicile out of the USA and into Canada. The process of changing legal jurisdiction involves a number of steps including seeking and obtaining shareholder approval. The meeting was held June 13, 2018, wherein all motions on the proxy were approved.

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

In March 2018, the Company received $244,500 from the exercise of 675,000 warrants previously granted with exercise prices of $0.14 and $0.44.

On April 25, 2018, the Company announced that it entered a definitive technology licensing agreement with GP Holdings LLC, whereby Lexaria provided its patented DehydraTECHTM technology for cannabis infused beverages and topical skin products in California. GP acquired a 5-year semi-exclusive right.

On April 30, 2018, the Company announced a new 10-year licensing agreement with Nuka Enterprises LLC, maker of 1906 brand cannabis chocolates and other edible products. The new agreement provides Nuka Enterprises LLC with semi-exclusive ability to utilize the DehydraTECHTM technology across the US. Nuka also acquired an option to expand its products and brand to Canada, including using Lexaria’s existing chocolate and confections contract manufacturer licensee Cannfections Group Inc. The agreement incorporates new rights in product categories in addition to the original chocolate formats, which include candies, beverages, capsules and pills, and topical creams.

May 28, 2018, the Company announced it entered into a consulting contract granting 250,000 warrants with an exercise price of $1.55 expiring three years after issuance. These warrants were valued at $319,699 and included in consulting expense.

On May 31, 2018, the Company announced that pursuant to existing stock option plans, it has granted stock options to directors, officers, employees and consultants that enable the option holders to purchase up to 1,725,000 common shares of the Company at a price of US$1.53 for a period of five years, vesting immediately.

During the period ended May 31, 2018 the Company issued 35,913 compensation warrants with an exercise price of $0.60 expiring April 3, 2019. These warrants were valued at $21,646 and recorded as a share issue cost within additional paid in capital for a net effect of $Nil. Within the period a total of $1,339,591 was received for the exercises of warrants and options.

On June 19, 2018, the Company announced it received $115,500 from the exercise of 500,000 warrants with exercise prices of $0.60 and $0.14 and 247,500 stock options with an exercise price of $0.091 previously granted.

On June 28, 2018, the Company announced it filed a new patent application with the USPTO for innovation in treatment options related to central nervous system disease or disorders titled: “Enhancement of Delivery of Lipophilic Active Agents Across the Blood-Brain Barrier and Methods for Treating Central Nervous System Disorders.” Lexaria’s application requests patent protection for the delivery of cannabinoids, terpenes and terpenoids, non-steroidal anti-inflammatory drugs (i.e., NSAIDs), vitamins, nicotine, phosphodiesterase type 5 (PDE5) inhibitors, estrogen, progestin, testosterone, scopolamine and more, utilizing Lexaria’s already-patented DehydraTECHTM methodology combined with any of a wide variety of emulsifiers, starches, oils, flavorings and foods.

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

PoViva Tea LLC has filed patents pending, and has received four granted patents , to bind active hemp oil ingredients with a lipid, potentially allowing for more efficient and comforting delivery of the CBD.

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

On October 26, 2016, the USPTO issued U.S Patent No. 9474725, Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to our method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. This is the Company’s first patent granted and has a publish date of October 27, 2016 (June 10 2017 in Australia No. 2015274698) and protects our technology for twenty years. On December 12, 2017, the USPTO granted patent number US 9,839,612 B2 for the use of DehydraTECHTM technology as a delivery platform. On May 22, 2018 patent US 9974739 B2, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” was granted providing for “composition of matter” claims that protect the specific combination of substances which enable improved taste and bioabsorption properties of its DehydraTECH™ technology for the delivery of cannabinoids. On May 15, 2018 patent US 9972680 B2, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” was granted providing claims that protect processes for making specific compositions of matter for enhanced cannabinoid delivery utilizing its DehydraTECH™ technology.

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

We have also completed our first study evaluating DehydraTECHTM used in a topical cream formulation for absorption of CBD through human skin. Results proved significant increases in both speed and quantity of CBD absorption through skin when compared to control formulations. The absorption study was performed on human skin at a California-based laboratory that specializes in Franz diffusion cell skin permeability testing. Lexaria’s DehydraTECHTM technology was used together with a sophisticated oil-in-water emulsion formulation design and compared to a series of matching oil-in-water emulsion formulations prepared with the same CBD inputs, with and without the DehydraTECHTM technology and with and without two leading skin penetration enhancers currently used in the skin products industry. Several factors were measured, including the time required to detect CBD skin penetration and quantity, and peak amounts of CBD absorbed into and through the skin, at multiple testing intervals over a 48-hour duration.

Lexaria’s DehydraTECHTM-enabled topical formulation, absent either of the commercial penetration enhancers, was the fastest acting for absorption into the epidermis, dermis or through the skin into the systemic fraction representing permeation into the underlying circulatory system. Lexaria’s DehydraTECHTM-enabled product also had no odour even without the use of perfumes, contrary to other cannabinoid industry products that can be quite strongly odoriferous without the use of masking perfumes.

Furthermore, Lexaria’s DehydraTECHTM-enabled topical formulation without the addition of either of the commercial penetration enhancers, demonstrated the highest overall average quantity of CBD delivered through the skin and into the representative systemic fraction of all the formulations tested, with as much as a 225% increase in CBD permeability when compared to the highest performing commercial penetration enhancer formulation assessed and almost a 1,900% increase in CBD permeability when compared to a control formulation that was devoid of both the DehydraTECHTM technology or any commercial penetration enhancers. The commercial skin penetration enhancers only demonstrated performance that was on par or superior to the DehydraTECHTM-enabled formulations tested in so far as total CBD absorption into the shallow epidermis or dermis was concerned.

We have also completed our first ingestible nicotine in vivo (animal) absorption study. Lexaria is pursuing the use of its patented DehydraTECHTM technology as a possible new nicotine delivery method, an edible dose absorbed through the gastrointestinal tract, with potential both as a nicotine replacement therapy as well as an alternative product format for regular tobacco users.

DehydraTECHTM delivered the following major nicotine absorption performance improvements: 1,160% faster delivery of equivalent peak quantities of nicotine to the bloodstream than achieved with controls (within 15 min vs. 2.9 hours), 148% gain in the quantity of peak nicotine delivery to the bloodstream relative to controls, 560% higher brain levels of nicotine where nicotine effects are focused, compared to controls, Lower urine levels of nicotine excreted than controls, for enhanced nicotine activity and bioavailability over the course of the study, lower quantities of key liver metabolites in the bloodstream than controls as hypothesized, suggesting bypass of first pass liver metabolism.

Study Design Parameters:

The study was designed to principally assess the relative ingestible nicotine absorption performance of DehydraTECHTM-powered formulations compared to concentration-matched control formulations that lacked any form of delivery enabling technology in rats. Nicotine was administered in a nicotine polacrilex derivative format as is widely commercialized today in nicotine replacement therapy products such as chewing gums. Twelve male rats were divided into four groups of three, such that DehydraTECHTM and control formulations were each tested at a 1 mg/Kg and 10 mg/Kg dosage level. Formulations were administered orally and all rats were cannulated for blood collection at multiple intervals over an 8 hour duration post-dosing with the first data collection at the 15-minute mark. Urine and feces were also collected for up to a 24-hour duration post-dosing, and essential organ tissue samples were also collected for examination after the study. All samples were subjected to analytical testing in order to quantify the levels of nicotine therein, as well as the levels of three major liver metabolites thereof, hydroxycotinine, nicotine N’-oxide and cotinine, in order to assess the relative metabolite levels absorbed by the different formulations. Lexaria’s hypothesis was tested to prove that its DehydraTECHTM technology would influence more rapid and complete intestinal bioabsorption of nicotine lymphatically with less metabolic degradation by the liver. All animals were also assessed for general tolerability of the administered formulations. The study was conducted at the same independent laboratory in Philadelphia where the Company completed its initial cannabidiol absorption study in 2015.

Results & Observations:

The Lexaria formulations generally achieved faster absorption, higher peak absorption and higher overall quantities of nicotine, on average, in the blood than the concentration-matched control formulations at both the 1mg and 10 mg/Kg doses tested. Furthermore, as previously reported, there were no obvious signs of gastrointestinal distress such as vomiting or diarrhea indicating that the animals appeared to tolerate the treatment well.

Nicotine blood levels were evaluated multiple times over a period of 8 hours after dosing. In the 10mg/Kg dosing arm, the control formulation required nearly 3 hours to reach similar levels of blood absorption that the Lexaria formulation reached in only 15 minutes. Furthermore, the Lexaria formulation went on thereafter to demonstrate peak plasma levels that were 148% of those achieved by the control formulation. If replicated in human studies, these findings are suggestive that Lexaria’s technology could prove more effective in elevating blood nicotine levels through edible formats much more quickly and substantially than previously theorized, potentially making ingestible nicotine preparations a viable alternative to today’s available product formats while also leading to a more rapid nicotine craving satiation.

Analysis of the liver metabolites revealed, as expected, that overall levels in the blood of two of the three metabolites studied were higher in the control group than in the Lexaria formulation group at the 10 mg/Kg dose. This result was especially pronounced in the 45-minute to 2-hour time interval post-dosing which is consistent with the expected timing of release of metabolites in higher quantity into the bloodstream by the liver following normal physiological processing of ingested nicotine with the control preparation, compared to the DehydraTECHTM technology that is believed to elude first pass liver metabolism. The Lexaria formulation also demonstrated lower quantities of nicotine in the rat urine at both doses, which is consistent with the fact that the levels of nicotine in the rat blood remained higher over the duration of the study with the Lexaria formulation than with the control. The study also revealed that the Lexaria formulation at the 10 mg/Kg level achieved up to 5.6 -times as much nicotine upon analysis of the rat brain tissue than was recovered with the matching control formulation. These findings together perhaps suggest prolongation of nicotine effectiveness with the Lexaria formulation which may also be beneficial in humans to control cravings over an extended time-period from a single edible nicotine dose.

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

Technology out-licensing

On May 14, 2016, the Company entered into a Licensing Agreement with Nuka Enterprises, LLC for a two-year period, to utilize the Company’s technology to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the Licensing Agreement to Washington, Oregon, and California. On April 30, 2018, the Company announced a new 10-year licensing agreement with Nuka Enterprises LLC, maker of 1906 brand cannabis chocolates and other edible products. The new agreement provides Nuka Enterprises LLC with semi-exclusive ability to utilize the DehydraTECHTM technology across the US. Nuka also acquired an option to expand its products and brand to Canada, including using Lexaria’s existing chocolate and confections contract manufacturer licensee Cannfections Group Inc. The agreement incorporates new rights in product categories in addition to the original chocolate formats, which include candies, beverages, capsules and pills, and topical creams.

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

On February 27, 2018 the Company announced it entered a definitive technology licensing agreement with Los Angeles-based, privately-held Biolog, Inc. (“Biolog”) for a 5-year term whereby Lexaria provided its patented DehydraTECHTM technology to empower a unique set of next-generation food and beverage cannabis infusion products to be sold in the United States.

On April 25, 2018, the Company announced that it entered a definitive technology licensing agreement with GP Holdings LLC, (“GP”) whereby Lexaria provided its patented DehydraTECHTM technology for cannabis infused beverages and topical skin products in California. GP acquired a 5-year semi-exclusive right.

On April 30, 2018, the Company announced a new 10-year licensing agreement with Nuka Enterprises LLC, maker of 1906 brand cannabis chocolates and other edible products. The new agreement provides Nuka Enterprises LLC with semi-exclusive ability to utilize the DehydraTECHTM technology across the US. Nuka also acquired an option to expand its products and brand to Canada, including using Lexaria’s existing chocolate and confections contract manufacturer licensee Cannfections Group Inc. The agreement incorporates new rights in product categories in addition to the original chocolate formats, which include candies, beverages, capsules and pills, and topical creams.

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

Compliance with Government Regulation

Over 30 States in the USA have passed some form of legislation related to that state’s permission to grow, cultivate, sell or use marijuana either for medical purposes or for recreational or “adult use” purposes; or both. The various state legislation is not necessarily harmonious with one another, leading to potential conflicts between state laws. It is most often not legal to transport cannabis-related products across state lines.

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

Lexaria’s corporate offices are located in Canada. Canada has passed federal legislation that currently allows legal medical-purposed cannabis. Canada has also passed federal legislation that will allow, announced to be on October 27, 2018, recreationally-purposed cannabis for personal use. Lexaria complies with all Canadian legislation related to Cannabis and other controlled substances.

Significant Acquisitions and Dispositions

We do not intend to purchase any significant office equipment over the next twelve months other than office computers, furnishings, and communication equipment as required. We are currently planning to lease or otherwise acquire a new head-office location that will include the purchase of office computers and communications systems. We are also planning for the construction of a small, federal licensed laboratory on-premises for our internal R&D purposes. All planning is in the preliminary stages as of May 31, 2018 but may evolve into an active plan at any time. Costs are not known at this time but could certainly amount to $200,000 - $800,000.

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

On December 1, 2017, the Company executed a contract with a contractor as office manager and assistant to the CEO and CFO. The agreement is for two years continuing month to month thereafter and may be terminated with one month’s notice for CAD$6,500 per month. The contractor was granted 250,000 warrants exercisable at $0.83. They will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of their consultancy with the Company. These milestones are during the first 12 months after the date of the agreement:

•	Revenue Incentives “A” as defined above, with the exception that the common share awards are revised to 75,000 share instead of 100,000, 40,000 instead of 50,000, 150,000 instead of 200,000 and 80,000 instead of 100,000.

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

Revenue Recognition

Product revenue

Revenue from the sale of health products is recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment. The Company reports its sales net of the amount of actual sales returns. Sales tax collected from customers is excluded from net sales.

Licensing revenue

We recognize revenue for License fees at a point in time following the transfer of our intellectual property to the licensee, which typically occurs on delivery of documentation.

Usage Fees

We recognize revenue for Usage fees when usage of our intellectual property occurs by licensees.

Research and Development

We incur research and development costs during the process of researching and developing our intellectual property technologies. Our research and development costs consist of employee compensation, materials, and outside services.

Marketable Securities

All marketable securities have been classified as “available for sale” and are carried at fair value. Unrealized gains and losses, net of any related tax effects, are excluded from earnings and are included in other comprehensive income (expense), net. The Company regularly evaluates whether declines in the fair value of its investments below their cost are other than temporary. The evaluation includes consideration of the cause of the impairment, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities, and whether it is more likely than not that the Company will be required to sell the securities before their recovery. The Company has not recorded any realized losses or declines in value judged to be other than temporary on its marketable securities.

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

As a result of the financings completed during fiscal 2017 and ongoing exercises that have occurred during the period, management believes it has sufficient funds to meet its obligations as they become due for the next twelve months.

Accounting Pronouncements

Effective March 1, 2018, the Company began recognizing revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASC 606 utilizing the modified retrospective method, meaning the cumulative effect of applying the standard was recognized to opening retained earnings as of January 1, 2018 with $NIL effect. ASC 606 provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

In January 2016, FASB issued an ASU, Subtopic 825-10, to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard will be effective for the Company beginning September 1, 2018. We estimate an $8,000 impact on the Company’s financial statements upon implementation.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017 (the “2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures, but does not expect it to have a material impact on its consolidated financial statements.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended May 31, 2018, which are included herein.

Our operating results for each period indicated and the changes between those periods are summarized as follows:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
	2018	2017	Change	2018	2017	Change

Sales	$140,340	$29,253	$111,087	$336,933	$51,080	$285,853
Cost of Goods Sold	2,427	9,183	(6,756)	22,239	24,943	(2,704)
Operating Expenses	3,562,825	363,430	3,198,669	5,696,697	1,235,758	4,460,939
Inventory Impairment	3,625	726	8,337	12,609	4,651	7,958
Net loss	(3,424,912)	(344,086)	(3,080,826)	(5,382,003)	(1,209,621)	(4,172,382)

Our financial statements report a net loss of $3,424,912 for the three-month period ended May 31, 2018 and $5,382,003 for the nine-month period ended May 31, 2018. $3,989,400 during the nine-month period of losses incurred related to non-cash expenses from stock based compensation, warrants and shares for services primarily issued during the three months ending May 31, 2018. Contemplating the current Net Loss without the non-cash expenses, our actual cash expenses are roughly in-line with previous reporting periods and current expectations. Significant increases in Research and Development (R&D) supporting patent filings and ongoing increases in the legal costs relating to patent filings included additional work stemming from positive research results. R&D increased in the three-months by $160,589 and nine-months by $255,942 in the period ended May 31, 2018 compared to the same period ended May 31, 2017. We also continued advertising, promotional support and outreach to potential licensees and partners. These increases are in line with expectations for executing our business plan.

Revenue increases were primarily based on new licence agreements entered into recognising the IP Territory Licensing fee and they are expected to generate future IP Usage Licensing fees. The Territory fees consist of IP licensing fees for transfer of the Technology with the signing of definitive agreements for the DehydraTECHTM technology with: the Cannfections Group Inc. for a 7-year term for infused chocolates and candies to be developed and sold in Canada and internationally, NeutriSci International Inc. for a 2-year term for the manufacturing and sale of CBD based products, Biolog, Inc. for a 5-year term to manufacture food and beverage infused products to be sold in the United States, GP Holdings LLC for infused beverages and topical skin products for a 5-year term, and Nuka Enterprises LLC for their 1906 Chocolates for 10 years renewing from their chocolate only 2 year contract to now include chocolate, candies, beverages, capsules and pills, and topical creams. The additional Licensing fees include payments due upon transfer of the Technology and installment payments that are receivable within 12 months. We are pleased that our licensing revenues are increasing in scale and across a larger number of customers.

Consumer product sales remain low due to challenges in securing expansive distribution opportunities, 3rd-party production challenges, inconsistent federal vs. state or local regulations, and payment processing changes. The Company continues to pursue more widespread distribution possibilities which have the potential to unlock more significant consumer product revenues.

The trend of hemp oil fortified foods, and hemp seed products, gaining consumer acceptance continued through the period ended May 31, 2018, and provides a reason to believe that sales could increase. Those trends should support higher potential consumer product sales. Release of the TurboCBD product in fiscal 2017 was successful but ongoing sales were limited by changes to payment processing services outside of the Company’s control. At the time of this report the Company had extinguished its supplies of certain products like protein bars and the lack of inventory was also a negative impact on consumer product sales potential.

During fiscal 2018 the Company expected to derive ever larger proportions of its revenues from technology licensing to third parties and has accomplished this through new IP licence agreements. We are continuing to pursue additional licensing opportunities and are expanding our potential licensees via the positive results from our R&D work. At the time of this report the Company has entered more than 10 formal letters of intent or definitive agreements and is negotiating more. During the period ended May 31, 2018 we have entered into five new licensing agreements that increased our IP licensing revenue and we expect additional revenue will be generated from the licensees utilizing the technology in their processes from the usage fees. It is the Company’s view that the December 9, 2017, grant of patent US 9839612 B2, and the grants of US 9972680 B2 and US 9974739 B2 during May 2018 and its expanding patent portfolio is a positive step in enabling the generation of more significant revenues during fiscal 2018.

We do not expect that all of the Letters of Intent into which we enter will result in definitive agreements with paying customers and cannot predict how many will. We believe that strengthening and expanding our intellectual property portfolio and conducting supportive R&D will jointly contribute to strengthening revenue prospects.

Liquidity and Financial Condition

	May 31	August 31
Working Capital	2018	2017
	$	$
Current assets	2,587,120	2,795,495
Current liabilities	71,643	92,347
Working capital balance (deficiency)	2,515,477	2,703,148

The Company’s working capital balance marginally decreased during the nine months ended May 31, 2018, as a result of its executing its operating plan via increased activities in potential licensee outreach, research and development, ongoing worldwide patent filings and other aspects of our business plan utilizing funding from financing activities during fiscal 2017 and the ongoing exercises of options and warrants.

	Nine Months Ended
	May 31	May 31
Cash flows	2018	2017
	$	$
Cash flows used in operating activities	(1,680,919)	(1,192,574)
Cash flows used in investing activities	(128,640)	(9,699)
Cash flows provided by financing activities	1,339,591	3,897,842
Increase (decrease) in cash	(469,968)	2,695,569

Operating Activities

The decrease in the net cash used in operating activities during the nine months ended May 31, 2018, is primarily the result of the Company’s execution of its operating plan with available funding compared to cost containment during the period ended May 31, 2017. This difference was largely due to the increased costs pertaining to consulting, advertising and promotion, patent and trademark related filings, research and development, and travel, and is in-line with expectations.

Investing Activities

During the nine months ended May 31, 2018, the Company continued its investment in expanding its patent applications and it acquired 100% ownership of our subsidiary PoViva Tea LLC. The Company’s current patent portfolio has expanded more than 2,000% percent from 2014/15 to present and represents the potential for large increases in shareholder value over time.

Financing Activities

During the period ended May 31, 2018, the Company raised a total of $1,339,591 from equity issuances, relating to the exercise of its outstanding stock options and warrants.

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

As of May 31, 2018, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and our chief executive and chief financial officer (also our principal executive and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive and financial officer (also our principal executive and accounting officers) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2018, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended May 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our revenues now are generated from being a food sciences and products company. We should be considered to be a start-up: the revenue recognized for the period ended May 31 2018 was $ 336,933.

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

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Plan of Conversion (included as Schedule “A” to the proxy statement/prospectus)

(3)*	Articles of Incorporation and Bylaws

3.1*	Articles of Incorporation

3.2*	Bylaws

(4)	Instruments Defining the Rights of Security Holders, including Indentures

4.1	2014 Stock Option Plan

4.2*	Specimen ordinary share certificate

(5)	Opinion regarding Legality

5.1	Opinion of Macdonald Tuskey regarding the legality of the securities being registered

(8)	Opinions regarding Tax Matters

8.1	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding U.S. tax matters

8.2	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding Canadian tax matters

(10)	Material Contracts

10.1	Membership Purchase Agreement dated October 23, 2017 with Marian Washington and Michele Reillo (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed November 2, 2017)

10.2	Services Agreement dated August 15, 2017 with Adam Mogil

10.3	Management Services Agreement dated June 19, 2017 with Dr. Phil Ainslie

10.4	Management Services Agreement dated June 1, 2017 with M&E Services Ltd. (Spissinger)

10.5	Marketing Agreement dated March 24, 2017 with Dig Media Inc.

10.6	Management Services Agreement dated March 1, 2017 with Docherty Management Ltd.

10.7	Collaborative Research Agreement dated February 6, 2017 with National Research Counsel

10.8	Services Agreement dated January 1, 2017 with Correlation Capital Inc.

10.9	Joint Venture Agreement dated April 6, 2017 with NeutriSci International Inc.

10.10	Management Services Agreement dated December 1, 2016 with CAB Financial Services ltd.

10.11	Private Label Agreement dated September 5, 2016 with Timeless Herbal Care Limited

10.12	Intellectual Property License Agreement dated September 3, 2016 with Timeless Herbal Care Limited

10.13	Private Placement Subscription Agreement dated July 5, 2016 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed August 16, 2016)

10.14	Loan agreement dated July 25, 2016 with CAB Financial Services Ltd. (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed July 26, 2016)

10.15	Form of subscription agreement for Private Placement closed on June 6, 2016 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed June 8, 2016)

10.16	Form of warrant agreement dated June 6, 2016(incorporated by reference as exhibit 10.2 of our Current Report on Form 8-K filed June 8, 2016)

10.17	Form of Stock Option Agreement (incorporated by reference as exhibit 10.3 of our Current Report on Form 8-K filed June 8, 2016)

10.18	Consulting Agreement dated June 3, 2016 with Frontier Merchant Capital Group (incorporated by reference as exhibit 10.4 of our Current Report on Form 8-K filed June 8, 2016)

10.19	Licensing Agreement dated May 14, 2016 of Lexaria Bioscience Corp. (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed May 20, 2016)

10.20	License Agreement dated August 11, 2015 with PoViva Tea LLC (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed August 12, 2015)

10.21	Share Purchase Agreement dated June 24, 2015 with Shaxon Enterprises Ltd. (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed June 26, 2015)

10.22	Letter of Intent dated June 10, 2014 with Shaxon Enterprises (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed June 12, 2015)

10.23	Operating Agreement dated November 11, 2014 with Poppy’s Teas LLC (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed November 12, 2014)

10.24	Joint Venture Agreement dated May 27, 2014 with Lexaria (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2014)

10.25	Joint Venture Agreement dated March 5, 2014 with Enertopia Corp. et al. (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed March 5, 2014)

10.26	Consulting Agreement with JGRNT dated January 17, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed January 22, 2018)

10.27	Licensing Agreement with Cannfections Group Inc. dated January 25, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed January 25, 2018)

10.28	Licensing Agreement with Neutrisci International Corp. dated February 23, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed March 2, 2018)

10.29	Licensing Agreement with Biolog, Inc. dated February 23, 2018 (incorporated by reference as exhibit 10.2 of our Current Report on Form 8-K filed March 2, 2018)

10.30	Form S-4/A Amendment No. 2 filed March 1, 2018

10.31	424B3 Notice Of Annual And Special Meeting Proxy Statement/Prospectus Summary

10.32	Licensing agreement with GP Holdings LLC dated April 20, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed April 26, 2018)

10.33	Licensing agreement with Nuka Enterprises LLC dated April 24, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2018)

10.34	Consulting contract with Nuka Enterprises, LLC dated May 25, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed June 4, 2018)

(21)	Subsidiaries

21.1	Lexaria Canpharm Corp., a Canadian federal company

21.2	Poviva Tea LLC, a Nevada corporation

(23)	Consents of Experts and Counsel

23.1	Consent of Macdonald Tuskey (Included in Exhibit 5.1)

23.2	Consent of Dale Matheson Carr-Hilton Labonte LLP (Included in Exhibit 8.1 and Exhibit 8.2)

23.3	Consent of Davidson & Company LLP, Chartered Professional Accountants

23.4	Consent of MNP LLP, Chartered Accountants

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications

32.1	Section 1350 Certifications

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
July 12, 2018

By:	/s/ " Chris Bunka "
Chris Bunka,
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
July 12, 2018

By:	/s/ " Allan Spissinger "
Allan Spissinger CPA, CA
Chief Financial Officer
(Principle Financial Officer)
July 12, 2018