Form 10-K
period 2018-08-31
Lexaria Bioscience Corp.
filed 2018-11-14
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52138

LEXARIA BIOSCIENCE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

156 Valleyview Rd, Kelowna BC Canada	V1X 3M4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 250-765-6424

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting Company)		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2018 was $75,674,412 based on the average of the high and low bid and asked price of the Registrant’s shares of common stock on the OTC Bulletin Board or $1.345 on February 28, 2018. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

77,090,621 common shares as of November 7, 2018

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Lexaria Bioscience Corp., our wholly owned subsidiaries, Lexaria CanPharm Corp., a Canadian corporation, PoViva Tea, LLC (“PoViva”) (2017 51%), an entity incorporated in the state of Nevada, and Lexaria Hemp Corp., Lexaria Nicotine Corp., and Lexaria Pharma Corp., entities incorporated in the state of Delaware with $NIL assets and liabilities, unless otherwise stated.

General and Historical Overview of Our Business

The Company was formed on December 9, 2004 under the laws of the State of Nevada as an independent oil and gas company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. In March of 2014, the Company began its entry into the bioscience and alternative health and wellness business and discontinued its involvement in the oil and gas business in November 2014. In May 2016, the Company commenced out-licensing its patented technology for improved delivery of bioactive compounds that promotes healthy ingestion methods, lower overall dosing and higher effectiveness in active molecule delivery. The Company has its office in Kelowna, BC, Canada.

Effective at the opening of trading on October 28, 2009, our shares of common stock began trading on the Canadian Securities Exchange (formerly, Canadian National Stock Exchange) under the trading symbol “LXX”.

Our common stock is quoted on the OTCQX under the symbol “LXRP” and on the Canadian Securities Exchange under the symbol “LXX”.

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

On June 26, 2015, the Company entered into a definitive agreement with Enertopia Corp. and Shaxon Enterprises Ltd. to sell its 49% interest in the Burlington Joint Venture and the MMPR application number 10MMPR0610. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. All payments made pursuant to the agreement would be divided 51% to Enertopia Corp. and 49% to Lexaria Bioscience. Notwithstanding the foregoing, the Company does not expect the grant of a production license for the Burlington facility.

The Company’s food sciences activities include the development of our proprietary nutrient infusion technologies for the production of functional foods, and the production of enhanced food products under our two consumer product brands, ViPova™ and Lexaria Energy™. The Company’s patented lipid nutrient infusion technology DehydraTECHTM is believed to improve taste, rapidity and delivery of bioactive compounds that include cannabinoids, vitamins, NSAIDs, nicotine and other molecules compared to what is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery.

Lexaria has caused to be filed many patent-pending applications with the US Patent Office (USPTO), and also internationally under the Patent Cooperation Treaty (PCT). On October 26, 2016, the USPTO issued U.S. Patent No. 9,474,725 B1 (granted June 15 2017 in Australia No. 2015274698), Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. On December 12, 2017, the USPTO granted patent number US 9,839,612 B2 for the use of DehydraTECHTM technology as a delivery platform for a wide variety of Active Pharmaceutical Ingredients (“APIs”) encompassing all cannabinoids including THC; fat soluble vitamins; non-steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine. The title of the granted patent is “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”. The USPTO granted on May 15, 2018 patent US 9,972,680 B2 and on May 22, 2018 it granted patent US 9,974,739 B2 within the same patent family.

Lexaria hopes to reduce other common but less healthy administration methods, such as smoking, as it embraces the benefits of its technology for public health. The Company is aggressively pursuing patent protection in national jurisdictions around the world. The Company currently has more than 50 patent applications pending worldwide and, due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. Lexaria is also filing new patent applications for novel new discoveries that arise from the Company’s R&D programs and, due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed.

On January 5, 2018 the Company filed a Form S-4 Registration Statement and the company held on June 13, 2018, an annual and special meeting of stockholders at the office of our law firm, Macdonald Tuskey located in North Vancouver, British Columbia, Canada, that included as part of the proceedings the approval of the plan of conversion whereby our corporate jurisdiction could be changed from the State of Nevada to the Province of British Columbia, Canada by means of a process called a “conversion” and a “continuation”. Important details for stockholders related to the conversion and the associated risks for the company and stockholders are included in the S-4 Registration Statement. There are risks associated with proceeding or not proceeding with the conversion regarding the increasing complexity of compliance with the regulatory framework and the associated increasing costs, the restrictions on the promotion and sale of our stocks to US investors that limit the potential liquidity of our stock, and an increasingly complex environment that can negatively impact Lexaria even as an ancillary involved company via technology licensing to entities in the state legal cannabidiol and cannabis markets. Amendments to the S-4 as S-4/A and S-4/A No 2 were filed February 7, 2018 and March 1, 2018.

Subsequent to the June 2018 annual and special meeting of stockholders, the Company received expert tax advice that suggests a particular class of shareholder may be exposed to punitive taxes immediately upon conversion of the Company from Nevada to Canada. As a result of this punitive tax treatment the Company has placed on indefinite hold the redomiciling of the Company from the USA to Canada, until such time as a remedy can be discovered. At the Annual General Meeting held June 13, 2018, shareholder approval was obtained to effect the corporate conversion and thus, if and when the inequitable tax treatment problem can be solved, the conversion process can potentially then occur without additional delay.

As at August 31, 2018, we had two reportable segments: Intellectual Property Licensing and Consumer Products.

We maintain our registered agent’s office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (755) 322-0626.

The address of our principal executive office is 156 Valleyview Rd, Kelowna BC Canada V1X3M4. We have administrative functions located in Vancouver, British Columbia and Phoenix, Arizona. Subsequent to August 31, 2018, our offices will be moving to Unit 100 – 740 McCurdy Road, Kelowna BC V1X2P7 with the anticipated opening date for the new offices during first quarter of calendar 2019.

Our Current Business

Our company’s business plan is currently focused on the development of strategic partnerships with licensees for our patented technology in exchange for up front and/or staged licensing fees over time. Secondarily and more generally, we continue to investigate national and international opportunities for development and distribution of the Company’s enhanced functional food and supplement product offerings; to investigate expansions and additions to our intellectual property portfolio; and, to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it advisable to do so. We announced issuance of our first patent by the U.S. Patent and Trademark Office (USPTO) on October 26, 2016 and have received a Notice of Acceptance from the Australian Patent Office with related patent issuance date June 15 2017 No. 2015274698. On December 12, 2017 patent number US 9,839,612 B2 was issued for the delivery of additional molecules such as psychoactive cannabinoids, vitamins, non-steroidal anti-inflammatories, and nicotine all utilizing our DehydraTECHTM delivery technology. On March 22, 2018, we received a Notice of Allowance from the USPTO for the delivery of both psychoactive and non-psychoactive cannabinoids as lipophilic active agents formulated together with the edible fatty acids that enable the bioavailability and taste enhancing properties of the DehydraTECH™ technology. On May 22, 2018 patent US 9,974,739 B2, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” was granted. On April 11, 2018 the Company announced it received a new Notice of Allowance from the USPTO providing claims that protect processes for making specific compositions of matter for enhanced cannabinoid delivery utilizing its DehydraTECH technology. On May 15, 2018 patent US 9,972,680 B2, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” was granted.

We are seeking additional patent protection for what we believe to be a unique process for the nutritional delivery of certain molecules such as cannabinoids, Nicotine, Non-Steroidal Anti-Inflammatory Drugs (NSAIDs), and Vitamins. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible. We have filed for patent protection of our delivery technology for additional compounds such as phosphodiesterase inhibitors, human hormones such as estrogen and testosterone, and more.

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

On November 2, 2017, the Company announced it acquired 100% ownership interest in its majority owned subsidiary Poviva Tea, LLC. The Company previously owned a 51% interest in Poviva Tea, LLC and acquired the remaining 49% interest. Compensation was $70,000, a waiver on certain debts from Poviva to the Company, and a 5%, 20-year royalty on net profits of ViPova TeaTM tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued. The 20-year royalty was determined to have a $Nil fair value as PoViva operates at a loss and future profitability is uncertain.

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

February 26, 2018, the Company announced it entered an agreement with NeutriSci International Inc. (“NeutriSci”) (TSX-V: NU, OTCQB: NRXCF) such that NeutriSci now owns 100% of Ambarii Trade Corporation and Lexaria has granted to NeutriSci an Intellectual Property License and Supply Agreement for the manufacturing and sale of CBD based products.

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

On April 25, 2018, the Company announced that it entered a definitive technology licensing agreement with GP Holdings LLC, whereby Lexaria provided its patented DehydraTECHTM technology for cannabis infused beverages and topical skin products in California. GP acquired a 5-year semi-exclusive right. Subsequent to August 31, 2018, this contract was cancelled due to ongoing delays and non-performance.

On April 30, 2018, the Company announced a new 10-year licensing renewal with Nuka Enterprises LLC, maker of 1906 brand cannabis chocolates and other edible products. The new agreement provides Nuka Enterprises LLC with semi-exclusive ability to utilize the DehydraTECHTM technology across the US. Nuka also acquired an option to expand its products and brand to Canada, including using Lexaria’s existing chocolate and confections contract manufacturer licensee Cannfections Group Inc. The agreement incorporates new rights in product categories in addition to the original chocolate formats, which include candies, beverages, capsules and pills, and topical creams.

May 28, 2018, the Company announced it entered into a consulting contract granting 250,000 warrants with an exercise price of $1.55 expiring three years after issuance. These warrants were valued at $319,699 and included in consulting expense.

On May 31, 2018, the Company announced that pursuant to existing stock option plans, it has granted stock options to directors, officers, employees and consultants that enable the option holders to purchase up to 1,725,000 common shares of the Company at a price of US$1.53 for a period of five years, vesting immediately. The options were valued at $173,428 and included in consulting expense.

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

On July 3, 2018, the Company announced the results of the Annual General and Special Meeting wherein all motions were passed including the election as directors of Chris Bunka, John Docherty, Nick Baxter and Ted McKechnie, Davidson & Company LLP was appointed as auditors and the Plan of Conversion. It was also noted that tax experts specified that a certain class of shareholders may be adversely affected by punitive taxes upon the conversion of the Company from US-based to Canadian-based. As a result, the planned redomiciling from the USA to Canada has been placed on indefinite hold until such time as a solution to the inequitable tax treatment can be resolved. This may result in the plan of conversion taking place at a later time if a tax solution can eventually be realized, or not at all if equitable tax treatment cannot be obtained.

On July 31, 2018, the Company announced, and Hill Street Beverage Company Inc., (TSXV:BEER; “Hill Street”) jointly announced that they signed a Definitive Agreement to license Lexaria’s DehydraTECHTM, on a semi-exclusive basis, for a term of five (5) years, to produce a line of cannabis-infused alcohol-free beverages for Canadian distribution, following regulatory approval. $56,250 (CDN$ 73,497), representing a portion of the compensation payable to Lexaria, shall be paid and satisfied in common shares in the capital of Hill Street, at a purchase price of CDN$0.175, for an aggregate of 419,982 common shares . The issuance of the shares is subject to regulatory approval, including without limitation, the approval of the TSX Venture Exchange. Subsequent to August 31, 2018 the shares were issued to Lexaria.

On August 7, 2018, the Company announced that it has issued a total of 355,000 restricted common shares as required by executive consulting agreements, shared by the Chief Executive Officer and the President of the Company. The shares are required to be issued upon certain intellectual property achievements and patent application filings. 172,500 shares were awarded at an issue price of $1.24; and 182,500 shares were awarded at an issue price of $1.32. Cash compensation of $185,200 designed to offset tax liabilities from the share award was also granted.

On August 31, 2018, the Company announced that it issued a total of 69,000 restricted common shares at an issue price of US$2.07 as required by executive consulting agreements, to the Chief Executive Officer and the President of the Company. The shares are required to be issued upon certain intellectual property achievements and patent application filings in June that triggered the awards. Cash compensation of $64,170 designed to offset tax liabilities from the share award was also granted. Lexaria also granted 50,000 stock options to each of two Advisors to the Company, valid for five years with an exercise price of $2.06, vesting immediately.

During the year ended August 31, 2018 the Company issued 35,913 compensation warrants with an exercise price of $0.60 expiring April 3, 2019. These warrants were valued at $21,646 and recorded as a share issue cost within additional paid in capital for a net effect of $Nil. Within the period a total of $1,867,225 was received for the exercises of warrants and options.

The Company experienced the following significant corporate developments subsequent to August 31, 2018

On September 7, 2018, the Company announced three (3) new patents granted by the Australian Patent Office within Lexaria’s first patent family, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”. The three new Australian patents are projected to expire on June 10, 2035.

On September 28, 2018, the Company announced filing a new patent application entitled “Lipophilic Active Agent Infused Tobacco Leaves and/or Tobacco Materials and Methods of Use Thereof”. Lexaria also received $128,000 from the exercise of 250,000 warrants at $0.44 and 30,000 warrants at $0.60, previously granted to third parties who are neither officers nor directors of the Company. Lexaria announced it cancelled the contract announced on April 25 with GP Holdings LLC due to ongoing delays and non-performance.

On October 10, 2018, the Company announced completing the creation of four wholly-owned subsidiary companies: Lexaria CanPharm Corp., a Canadian company focused on providing DehydraTECHTM technology and other enhancements to the global cannabis industry, Lexaria Nicotine Corp., a US company with a global license to provide DehydraTECHTM technology to the global nicotine and tobacco industries, Lexaria Hemp Corp., a US company globally licensed to provide DehydraTECHTM to the hemp-based foods and supplements industries, and Lexaria Pharmaceutical Corp., a US company globally empowered to license DehydraTECHTM to the pharmaceutical sector. Lexaria also received $33,000 from the exercise of 330,000 options at the price of $0.10 previously granted to a third party who is neither an officer nor director of the Company. No commissions or placement fees were paid related to the funds received from these options exercised.

On October 16, 2018, the USPTO granted two new patents related to certain cannabinoid infused beverage compositions utilizing Lexaria’s proprietary DehydraTECHTM process, bringing the Company’s worldwide patent portfolio to ten issued patents. The granted patent numbers 10,103,225 and 10,084,044 provide protection for compositions as well as methods for making the compositions, each of which include the use of both non-psychoactive cannabinoids such as CBD and also psychoactive cannabinoids such as THC and are within Lexaria’s first patent family, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”.

On October 31, 2018 Lexaria closed its non-brokered private placement with gross proceeds of $1,515,440 comprised of 947,150 units (each, a “Unit”) at an issue price of $1.60 per Unit. Each Unit consists of one common share and one common share purchase warrant (each, a “Warrant”). Each Warrant shall entitle the holder to acquire one common share of the Company at a price of $2.25 per common share for a period of 24 months following the closing of the Offering. Finder’s fees of $45,080 and 28,175 finder’s warrants were paid on a portion of the proceeds raised, with each finder’s warrant having exercisable at $2.25 for a period of 24 months following the closing.

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

The US Federal government, through the US Department of Health and Human Services, owns US Patent #6630507, which among other things, claims that

“Cannabinoids have been found to have antioxidant properties, unrelated to NMDA receptor antagonism. This new found property makes cannabinoids useful in the treatment and prophylaxis of wide variety of oxidation associated diseases, such as ischemic, age-related, inflammatory and autoimmune diseases. The cannabinoids are found to have particular application as neuroprotectants, for example in limiting neurological damage following ischemic insults, such as stroke and trauma, or in the treatment of neurodegenerative diseases, such as Alzheimer’s disease, Parkinson’s disease and HIV dementia.”

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

Between 5.3% and 5.8% of the survey group at any one time reported that they had seen a complementary or alternative medicine provider. Based on the US population of ~328,000,000, this suggests between 17.4 million and 19.0 million Americans are seeking an alternative health care professional at any given time.

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

PoViva Tea LLC has filed patents pending, and has received four granted patents in the US and four in Australia, to bind active hemp oil ingredients with a lipid, potentially allowing for more efficient and comforting delivery of the CBD or other bioactive substances.

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

Additional molecules

NICOTINE. More than 99% of all nicotine that is consumed worldwide is delivered through smoking cigarettes. Over 6,000,000 deaths per year, worldwide, are attributed primarily to the delivery of nicotine through the act of smoking according to the Centers for Disease Control and Prevention, which also estimates that over $170 billion per year is spent just in the USA on direct medical care costs for adult smokers. 69% of U.S. adult smokers want to quit smoking and 43% of US adult smokers have attempted to quit in any twelve-month period.

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

Scientific testing and validation

On August 24, 2015, the Company announced potential industry-changing achievements in enhanced gastro-intestinal absorption of cannabidiol (CBD) utilizing Lexaria’s technology. The third-party testing was conducted in two phases of in vitro tests beginning in June and completed in August, 2015.

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

The study data from human subjects demonstrated significant elevation of systemic nitric oxide levels as a surrogate biomarker for cannabidiol (CBD) bioabsorption in response to ingestion of Lexaria’s products. This provided clinical support for the CBD bioavailability enhancing properties of Lexaria’s patented technology, on the premise that bioavailable CBD is known to elevate levels of the endocannabinoid anandamide in the human body which, in turn, stimulates release of nitric oxide in the vascular system.

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

In August of 2018 we released results from our TurboCBDTM capsules in a randomized, placebo-controlled, double-blind European human clinical study that evaluated TurboCBDTM - a proprietary, DehydraTECH™ powered, cannabidiol (“CBD”) fortified hemp oil capsule developed by Lexaria. The degree and speed of CBD absorption into blood plasma and potential cardiovascular and cognitive performance enhancement in 12 healthy male volunteers were studied.

Key bioavailability data highlights from the study comparing the 90 mg dose of Lexaria’s TurboCBD™ to a 90 mg dose of a positive control formulation without Lexaria’s DehydraTECH™ technology were as follows:

•	30 Minutes: CBD delivered from Lexaria’s TurboCBDTM capsules was absorbed much more effectively than from the positive control, delivering 317% more CBD to blood at the 30-minute mark of the study (i.e., 18.4 ng/mL compared to only 4.4 ng/mL on average respectively [95% CI; p=0.051]);
•	60 Minutes: The TurboCBDTM capsules went on to deliver more CBD to the blood at the 60-minute mark (i.e., 38.8 ng/mL) than the positive control capsules were able to reach at any time during the 6-hour study, further demonstrating the exceptional rapidity of action and effectiveness of the TurboCBD™ capsules;
•	90 Minutes: The TurboCBDTM capsules further went on to deliver significantly more CBD to the blood (86% more) than the positive control capsules at the 90-minute mark (i.e., 53.0 ng/mL compared to only 28.4 ng/mL respectively [95% CI; p=0.034]);
•	Through to Study Completion: Lexaria’s TurboCBDTM capsules continued to deliver more CBD to blood than the positive control capsules at each subsequent time point in the study through to the 6-hour mark when the study was completed.

These results corroborate and confirm other in vitro and in vivo studies that have evaluated Lexaria’s DehydraTECHTM technology. Although this study evaluated absorption only of CBD and its metabolites, Lexaria believes nearly identical bioavailability enhancement results would be achieved with other cannabinoids.

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

Analysis of the liver metabolites revealed, as expected, that overall levels in the blood of two of the three metabolites studied were higher in the control group than in the Lexaria formulation group at the 10 mg/Kg dose. This result was especially pronounced in the 45-minute to 2-hour time interval post-dosing which is consistent with the expected timing of release of metabolites in higher quantity into the bloodstream by the liver following normal physiological processing of ingested nicotine with the control preparation, compared to the DehydraTECHTM technology that is believed to elude first pass liver metabolism. The Lexaria formulation also demonstrated lower quantities of nicotine in the rat urine at both doses, which is consistent with the fact that the levels of nicotine in the rat blood remained higher over the duration of the study with the Lexaria formulation than with the control. The study also revealed that the Lexaria formulation at the 10 mg/Kg level achieved up to 5.6-times as much nicotine upon analysis of the rat brain tissue than was recovered with the matching control formulation. These findings together perhaps suggest prolongation of nicotine effectiveness with the Lexaria formulation which may also be beneficial in humans to control cravings over an extended time-period from a single edible nicotine dose.

In our follow-up third-party in vivo statistically significant study, including two groups of 20 animals, further defining delivery of nicotine in edible form at each of the 2, 4, 6, 8 and 10-minute intervals post-dosing, with 90.2% greater delivery than the concentration-matched control formulation by the 10-minute mark (95% CI; p=0.044), and significantly greater absorption levels than the control formulation at all subsequent time points in the study. Speed of onset is a key attribute for oral drug administration, and it is of particular importance for the consideration of non-inhalation nicotine delivery formats.

Key highlights of the follow-up study are as follows:

•	Peak Level: 79% improvement in peak blood levels (maximum concentration or “Cmax”) at 394 ng/mL using Lexaria’s DehydraTECHTM technology vs. 220 ng/mL with the control (95% CI; p=0.0257);

•	Total Quantity: 94% improvement in total quantity of nicotine delivered (area under the curve or “AUC”) to the blood during the 60-minute course of the study, at 266 hr•ng/mL versus 137 hr•ng/mL (95% CI; p=0.0086);

•	Rapidity: Lexaria’s technology delivered nicotine into the blood stream by the first time interval of blood sampling at the 2-minute mark. On average, Lexaria’s technology delivered 203 ng/mL to the blood in aggregate of the 2, 4, 6, 8, 10, 12 and 15-minute time points, compared to only 120 ng/mL in aggregate over the same period by the control, an improvement of 70% (95% CI; p=0.0004).

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

Technology out-licensing

On May 14, 2016, the Company entered into a Licensing Agreement with Nuka Enterprises, LLC for a two-year period, to utilize the Company’s technology to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the Licensing Agreement to Washington, Oregon, and California. On April 30, 2018, the Company announced a new 10-year renewal licensing agreement with Nuka Enterprises LLC, maker of 1906 brand cannabis chocolates and other edible products. The new agreement provides Nuka Enterprises LLC with semi-exclusive ability to utilize the DehydraTECHTM technology across the US. Nuka also acquired an option to expand its products and brand to Canada, including using Lexaria’s existing chocolate and confections contract manufacturer licensee Cannfections Group Inc. The agreement incorporates new rights in product categories in addition to the original chocolate formats, which include candies, beverages, capsules and pills, and topical creams.

On January 25, 2018, the Company announced it entered a definitive technology licensing agreement with a 7-year term with Cannfections Group Inc. whereby Lexaria is providing its patented DehydraTECHTM technology to empower next-generation performance in cannabis infused chocolates and candies to be developed and sold in Canada and internationally.

On February 26, 2018 the Company announced it entered an agreement with NeutriSci International Inc. (“NeutriSci”) (TSX-V: NU, OTCQB: NRXCF) such that NeutriSci now owns 100% of Ambarii Trade Corporation and Lexaria has granted to NeutriSci an Intellectual Property License and Supply Agreement for the manufacturing and sale of CBD based products.

On February 27, 2018 the Company announced it entered a definitive technology licensing agreement with Los Angeles-based, privately-held Biolog, Inc. (“Biolog”) for a 5-year term whereby Lexaria provided its patented DehydraTECHTM technology to empower a unique set of next-generation food and beverage cannabis infusion products to be sold in the United States.

On April 25, 2018, the Company announced that it entered a definitive technology licensing agreement with GP Holdings LLC, (“GP”) whereby Lexaria provided its patented DehydraTECHTM technology for cannabis infused beverages and topical skin products in California. GP acquired a 5-year semi-exclusive right. Subsequent to year end, on September 28, 2018, the Company cancelled the contract due to ongoing delays and non-performance.

On July 31, 2018, the Company announced, and Hill Street Beverage Company Inc., (TSXV:BEER; “Hill Street”) jointly announced that they signed a Definitive Agreement to license Lexaria’s DehydraTECHTM, on a semi-exclusive basis, for a term of five (5) years, to produce a line of cannabis-infused alcohol-free beverages for Canadian distribution, following regulatory approval.

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

We are not yet profitable and have not yet demonstrated our ability to generate significant revenues from our business plan. We will require additional corporate funds if our existing capital is not sufficient to support the Company until potential future profitability is reached. There are no assurances that we will be able to obtain further funds required for our long-term operations. We do not expect to require additional operating capital during our fiscal 2019 year, but do expect to require capital in order to establish our own, federally licensed Canadian laboratory on-premises for our internal R&D purposes. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other longer-term obligations as they become due. In such event, we could be forced to scale down or perhaps even cease our operations. There is uncertainty as to whether we can obtain additional long-term financing if we do in fact require it.

Our business plan anticipates that we will hire three to six employees and that we will require new office space in order to facilitate a federally licensed Canadian laboratory on-premises for our internal R&D purposes. We expect to be able to utilize contracted third parties for most of our production and distribution needs, instead focusing our capital on higher value added aspects of the business such as research and development, and scientific testing. We have no current plans to build our own production facility.

Our company relies on the business experience of our existing management, on the technical abilities of consulting experts, and on the technical and operational abilities of its operating partner companies to evaluate business opportunities.

Competition

The legal marijuana industry is comprised of several sub-sectors, and is legal under different guidelines in many states though it remains illegal under most federal laws. Notwithstanding, the overall sector is generally recognized to be one of the fastest growing in the USA, with state-legal revenue of over $8 billion in 2016. Independent projections and publicized reports expect revenue of $20 billion or more in 2020 and as much as $100 billion or more in 2025 both as the sector gains in credibility and acceptance, and as more and more states legalize either medical use or adult recreational use; or both. In any fast growing industry, competition is expected to be both strong and also difficult to evaluate as to the most effective competitive threats. While we are an early adopter within the cannabinoid delivery sector, there are already reports of more than 300 public companies that have claimed to be involved in the sector in some fashion; and an unknown number of private companies. Our current strategies may prove to be ineffective as the sector grows and matures, and if so, we will have to adapt quickly to changing sectoral circumstances. Accordingly, the Company intends to aggressively pursue technology out-licensing opportunities not only within the cannabinoids sector where it is already active, but also across other sectors where its DehydraTECHTM technology is patent allowed and/or pending, including the opportunities in the vitamin and supplements sector, the pain relief sector and the nicotine products sector.

Competition in alternative health sectors and in consumer products in the USA is fierce. We expect to encounter competitive threats from existing participants in the sector and new entrants. Although PoViva Tea LLC has filed patent applications to protect intellectual property, there is no assurance that patents beyond those already issued will be granted nor that other firms may not file superior patents pending. Food supplements, organic foods, and health food markets are all well established and our Company will face many challenges trying to enter these markets. Lexaria is also aware of various competing technologies that exist in the marketplace that claim to also enhance the bioabsorption of cannabinoids as Lexaria has demonstrated through repeated in vitro and in vivo scientific testing with its patented DehydraTECHTM technology. By and large, these technologies are all forms of nanotechnology that generally claim to enable the formation of microencapsulated and/or microemulsions of cannabinoid active ingredients, although additional technologies are also beginning to emerge in the cannabinoid sector including transgenic synthesis means to generate cannabinoid molecules with enhanced hydrophilicity. These technologies can enable exceptional water solubility of cannabinoid ingredients and can impart improved intestinal bioabsorption as a result. However, it is Lexaria’s belief that its patented DehydraTECHTM technology offers a host of benefits beyond what competing technologies can offer, including superior oral palatability, a more appealing and all-natural ingredient compositional profile from a food and beverage formulation perspective and superior scalability and cost effectiveness from a manufacturing perspective. Lexaria believes that its DehydraTECHTM technology is, therefore, significantly distinguished from competing technologies in these respects, with a view to growing the breadth and number of licensees that will adopt its technology for their product offerings going forward. Lexaria believes that these competitive advantages together with its wealth of scientific data showing noteworthy bioabsorption enhancements with its DehydraTECHTM technology constitute a compelling value proposition for its prospective licensees, and it intends to continue to pursue license arrangements not only within the cannabinoids edibles sector where it is already active, but also in the various other bioactive ingredient sectors identified in its issued and pending patent applications.

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

Lexaria’s patented DehydraTECHTM technology may also have application in completely separate sectors such as vitamins, non-steroidal anti-inflammatories, and nicotine. We have no products nor operations in any of these sectors today, although we have commenced formulation development for research and validation purposes in each of these areas. If we enter any of these sectors at any time, we will be exposed to and of necessity will have to comply with, all local, state and federal regulations in each of those sectors. As a result of the possibility of Lexaria being involved in a number of disparate business sectors, compliance with government regulations could require significant resources and expertise from our company.

Lexaria’s corporate offices are located in Canada. Canada has passed federal legislation that currently allows legal medical-purposed cannabis. On October 17, 2018 Canada enacted federal legislation that allows, recreationally-purposed cannabis for personal use, with edible regulations expected within 12 months. Cannabis possession – in regulated quantities – by any person older than 18 is now legal in Canada. Lexaria complies with all Canadian legislation related to Cannabis and other controlled substances.

Enertopia Joint Venture

On May 28, 2014, our company and Enertopia Corp. entered into a definitive agreement to develop a joint business for the production, manufacture, propagation, import/export, testing, research and development of marijuana in the Province of Ontario under the MMPR.

On June 26, 2015, we signed a Definitive agreement to sell our interest in the Burlington joint venture along with the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. These monies would be split 51% to Enertopia and 49% to Lexaria. The Enertopia and Lexaria Master Joint Venture Agreement entered into on March 5, 2014 still governs the relationship between the Company and Enertopia. Notwithstanding the foregoing, we do not expect the grant of a production license for the Burlington facility. There is no assurance that any monies will in fact ever be received from our sale of the license application.

Marijuana Production in the United States

In the United States it is still illegal under federal law to grow, cultivate and sell medical or adult use marijuana. However approximately twenty-nine states have approved medical marijuana for use and at least eight states have approved adult use regulations. The United States Federal government justice department has released memos that will respect the individual states where strict guidelines are followed and enforced so that the health, safety and security are protected at all times by state authorities but there is no assurance that federal laws will not at any time be more vigorously enforced. If the individual state framework fails to protect the public the Federal government will act in enforcing the controlled substances act of 1970 and the DEA will enforce the federal law.

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

Significant Acquisitions and Dispositions

We are planning to lease a new head-office location in Kelowna, Canada, that will include the purchase of office equipment, furniture, computers, and communications systems subject to permit approvals. We are also planning for the construction of a federal licensed Canadian laboratory on-premises for our internal R&D purposes. As of August 31, 2018 a suitable location has been identified and final permitting and approval was in process. Costs are not known at this time but could amount to $300,000 - $600,000. Subsequent to August 31, 2018, permit approvals were received and quotes were in process for construction, equipment and other requirements.

Contractors

We primarily use sub-contractors and consultants in the intellectual property development and licensing, and alternative health product sectors. We primarily engage with consultants to serve our executive needs.

The Company has an agreement with CAB for a consulting fee of $12,000 per month. The term of the agreement is two years but can be terminated by either party by providing two months notice. During the year ended August 31, 2018 Mr. Bunka was granted 175,000 shares as part of the IP Incentives “B”. The Company may pay Mr. Bunka a bonus from time to time, at its sole discretion. Mr. Bunka will be entitled to receive common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with CAB:

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

On June 1, 2017, the Company appointed Mr. Allan Spissinger as acting CFO, Corporate Secretary and Treasurer. On July 1, 2018 the Company executed an updated three-year consulting contract with M&E Services Ltd. (M&E), a company wholly owned by Mr. Allan Spissinger, with monthly compensation of CAD$12,000 including an 8% annual increase superseding the previous CAD$8,000 per month contract that included 200,000 incentive stock options exercisable at $0.37. The Company may pay Mr. Spissinger a bonus from time to time, at its sole discretion. Mr. Spissinger will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are:

•	Revenue Incentives “A” as defined above.

Intellectual Property Milestones (IP Incentives “C”)

•	During the term of the agreement, for each provisional patent application substantively devised by M&E and successfully created, written and filed with the US Patent Office for the Company’s Technology, M&E will be entitled to an award of up to 100,000 common shares of the Company to a maximum value of $250,000 at the time of issuance; or a cash award not to exceed $10,000 for an idea or concept originally conceived by M&E but more than 80% of the subsequent work, time and expenses paid for by The Company.

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015. On March 1, 2017, the Company executed a twenty four month consulting contract with Docherty Management Limited, solely owned by Mr. John Docherty with monthly compensation of CAD$15,000 plus applicable taxes, superseding the previous agreement with monthly compensation of CAD$12,500 plus applicable taxes. The Company may pay Mr. Docherty a bonus from time to time, at its sole discretion. During the year ended August 31, 2018 Mr. Docherty was granted 425,000 shares as part of the IP Incentives “B”. Pursuant to the previous agreement, Mr. Docherty received 800,000 stock options and 924,000 restricted common shares of the Company. Mr. Docherty will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with Docherty Management Ltd.:

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

We are planning an increase in the number of personnel over the next 12 month period to enhance capacity and, subject to regulatory approval of the lab facility, for R&D purposes. We do and will continue to outsource contract employment as needed. Additional capacity may be required with product advancement or retail acceptance of our new products, we may need to retain additional personnel particularly in the fields of product manufacturing, development, sales and distribution. It is not possible to accurately project potential needs into the future based on circumstances that may or may not occur.

Research and Development

Lexaria incurred $492,864 (2017 $54,185) in research and development expenditures over the last fiscal year. With the successful financing efforts during fiscal 2017, the Company announced a $1 million budget to conduct research and development and additional scientific testing. Delays outside of our control shifted the timing of some of the research programs planned, however they are in progress and expansion into other molecules, such as Nicotine, were advanced during the year based on results from testing performed and the additional patents that were filed and granted. Specific R&D programs are in ongoing development and will be tightly related to our financial ability to undertake each research phase for each molecule. Due to our expanding portfolio coverage, we are continuing to examine accelerated timetable options for testing, research and development.

The Company’s plans to include in vitro absorption tests of our patented technology of molecules such as: Vitamin E, Ibuprofen, and Nicotine allowed us to perform testing on Nicotine with positive results. Our plan to conduct our first ever in vivo absorption tests on CBD also yielded positive results. Ongoing testing plans are proceeding to further define molecular compatibility, absorption rates, timing and viable formats of delivery.

Depending on how many of these tests are undertaken, it could require budgets of as much as $1,000,000, or as little as $65,000, to do so. It is in our best interests to remain flexible at this early stage of our R&D efforts in order to capitalize on potential novel findings from early-stage tests and thus re-direct research into specific avenues that offer the most reward.

Subsidiaries

Lexaria has one wholly owned Canadian corporate subsidiary, Lexaria CanPharm Corp., and three Delaware subsidiaries Lexaria Hemp Corp., Lexaria Nicotine Corp. and Lexaria Pharma Corp. We also have a 100%-owned (as of October 2017) subsidiary Poviva Tea, LLC which was incorporated on December 12, 2014, under the laws of the State of Nevada that has been converted into a corporation subsequent to August 31, 2018.

Item 1A. Risk Factors

Much of the information included in this report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Risks Associated with Our Business

Because cannabis is a controlled substance in some regulatory jurisdictions our Licensee’s operations may be subject to regulatory actions.

Lexaria and its subsidiaries are not involved directly or indirectly in the cultivation, processing, distribution, or utilization of Cannabis or Cannabis derived components. All of Lexaria’s consumer products utilize legally sourced Hemp and Hemp components in their production. Lexaria has an ancillary involvement exposure via out-licensing of its patented technology to licensees that may utilize the technology in the production of products that contain contents which are locally or state approved but federally controlled. Where licensee’s products contain controlled contents any revenue streams from such licensee’s may be interrupted by regulatory involvement in their business. It is possible some jurisdictions may even interpret Lexaria’s ancillary involvement as in contravention with regulations. This includes interpretation of our ancillary involvement as a basis for possibly refusing entry to our personnel during travel to the US.

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

Our revenues now are generated primarily from outlicensing of our technology. We should be considered to be a start-up: the revenue recognized for the year ended August 31, 2018 was $433,287.

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

We are not the “operator” of vertically integrated food production facilities, and so we are exposed to the risks of our third-party operators.

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

All applicable Regulations, in the United Sates, over 30 states, including our state of incorporation, Nevada, have approved and regulate medical marijuana use. Similarly, four states have approved and regulate non-medical marijuana use by adults. However, it remains illegal under United States federal law to grow, cultivate or sell marijuana for any purpose. In that regard, the United States Justice Department has released the COLE Memorandum of 8-29-13 which states that the Justice Department will not prioritize the prosecution of marijuana related activities authorized under state laws provided that state authorities implement and enforce strict guidelines to ensure the health, safety and security of the public. While the COLE Memorandum has expired, elected officials are introducing other protective measures to continue to protect and enhance the viability of the industry. Where the individual state framework fails to protect the public, the Justice Department has instructed federal prosecutors to enforce the Controlled Substances Act of 1970. The Department of Justice has not, to our knowledge, published any policy or guidance specifically regarding the participation of a United States corporation in lawful medical marijuana related activities outside of the United States.

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

Our company has no significant history of operations in the legal medical marijuana sector, the legal hemp oil infused products sector, or in the food products sector. Moreover, our business model is still evolving and subject to change. Our company’s ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations. In that regard we have no proven history of performance, earnings or success. There can be no assurance that we will achieve profitability or obtain future financing.

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

Our company operates in highly competitive marketplaces with various competitors. Increased competition may result in reduced gross margins and/or loss of market share, either of which would seriously harm its business and results of operations. Management cannot be certain that the company will be able to compete against current or future competitors or that competitive pressure will not seriously harm its business. Some of our company’s competitors are much larger and have greater access to capital, sales, marketing and other resources. These competitors may be able to respond more rapidly to new regulations or devote greater resources to the development and promotion of their business model than the company can. Furthermore, some of these competitors may make acquisitions or establish co-operative relationships among themselves or with third parties in the industry to increase their ability to rapidly gain market share.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Executive Offices

The address of our principal executive office is 156 Valleyview Road, Kelowna BC Canada V1X3M4, where we share ~1,200 square feet of office space, which includes several offices for a monthly rental of CAD$1,052. Our telephone number is (250) 765 6424. We have an additional administrative office space in Langley British Columbia and Phoenix Arizona at nominal costs. We are in process of acquiring new office space in order to accommodate the planned increase in personnel and to establish a federal licensed Canadian laboratory on-premises for our internal R&D purposes. As of August 31, 2018 a suitable location has been identified and final permitting and approval was in process. Costs are not known at this time but could amount to $300,000 - $600,000. Subsequent to August 31, 2018, permit approvals were received and quotes were in process for construction, equipment and other requirements.

Significant Acquisitions and Dispositions

On November 12, 2014, the Company signed an agreement with PoViva and acquired 51% of PoViva with an initial consideration of $50,000. Lexaria serves as the Manager of Business Operations of PoViva’s Teas. As Manager, Lexaria oversees most aspects of the business including, but not limited to, Accounting, Marketing, Capital Investment, Capital Raising,Sales, Branding, Advertising and Fulfillment. The Founders served until 2015 as Production Manager and were responsible for all aspects of production, product quality, licensing, testing, and product legality. It is also expected that both parties to this Agreement will assist the other to fulfill their obligations as needed and the cost of business will be borne by revenues earned by the company and general corporate funds. As of October 2017 Lexaria acquired 100% of PoViva for US$70,000, a waiver on certain debts owed from Poviva to the Company, and a 5%, 20-year royalty on net profits of ViPova TeaTM tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued.

On June 26, 2015, we entered into a definitive agreement with our joint venture partner Enertopia Corp., and Shaxon Enterprises Ltd. to sell our 49% interest in the Burlington Joint Venture and the MMPR application number 10MMPR0610. The Burlington MMPR license application will continue in the application process under new ownership. Pursuant to the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. All payments made pursuant to the Definitive Agreement would be divided 51% to Enertopia Corp. and 40% to our Company. Notwithstanding the foregoing, we do not expect the grant of a production license for the Burlington facility.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTCQX under the symbol “LXRP.” Our common shares are also quoted on the Canadian Securities Exchange under the symbol “LXX”. The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares as quoted on the OTCQX based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
November 30, 2015	$0.235	$0.111
Feb 28, 2016	$0.28	$0.08
May 31, 2016	$0.169	$0.08
August 31, 2016	$0.154	$0.08
November 30, 2016	$0.35	$0.11
February 28, 2017	$0.699	$0.20
May 31, 2017	$0.625	$0.27
August 31, 2017	$0.43	$0.27
November 30, 2017	$1.01	$0.32
February 28, 2018	$2.54	$0.82
May 31, 2018	$1.65	$0.78
August 31, 2018	$2.43	$1.50

________

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark- up, mark-down or commission, and may not represent actual transactions.

As of November 7, 2018, there were 60 holders of record of our common stock. As of such date, 77,090,621 shares of common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

Other than set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2018.

A summary of the activity is set out in the table below:

Type of Issuance	Number of Shares	Total Value
Option Exercise	545,875	$93,703
Warrant Exercise	6,364,145	$1,773,522
Per Agreements(2, 3)	633,056	$769,056
Debt Settlement(1)	14,634	$12,000
	7,557,710	$2,648,281

(1) Lexaria issued 14,634 restricted common shares at a price of $0.82 per shares to settle $12,000 of debt to a director of the Company (shares issued for services).

(2) The Company awarded a total of 209,056 restricted common shares at an issuance price of $0.82 for a value of $171,426 as required by intellectual property performance thresholds within an existing management consulting contract with the Company divided between three officers and three managers.

(3) The Company issued a restricted common shares as required by executive consulting agreements, shared by the Chief Executive Officer and the President of the Company. The shares are required to be issued upon certain intellectual property achievements and patent application filings trigger the awards. As a result the following restricted shares were awarded: 172,500 at an issue price of $1.24, 182,500 at an issue price of $1.32, and 69,000 at an issue price of $2.07 with cash compensation of $249,370 designed to offset tax liabilities from the share award was also granted.

Warrants

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

During the period ended August 31, 2018 the Company recognized $51,488 in consulting expense for warrants previously granted to a consultant upon vesting.

During the period ended August 31, 2018 the Company issued 35,913 warrants with an exercise price of $0.60 expiring April 3, 2019. These warrants were valued at $21,646 and recorded as a share issue cost within additional paid in capital for a net effect of $Nil.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plans described below:

2007 Equity Plan

On April 25, 2007, our shareholders approved our 2007 Equity Incentive Stock Option Plan.

The 2007 Plan permits our company to issue up to 2,000,000 shares of our common stock to eligible employees and directors of our company.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Equity compensation plans approved by shareholders:
2007 Equity compensation plan	Nil	Nil	2,000,000
2010 Equity compensation plan	1,625,000	$1.53	355,000
2014 Stock Option Plan approved by security holders	3,175,000	$0.29	675,000
Total	4,800,000	$0.71	3,030,000

Convertible Securities

As of August 31, 2018, we had outstanding options to purchase 4,800,000 shares of our common stock exercisable between prices of $0.10 and $2.06. In December 2015 we experienced a 1.1 for 1.0 forward stock split that adjusted quantities and strike prices of all previously granted options. Those adjustments are reflected herein.

On December 1, 2017, Lexaria granted 200,000 stock options with an exercise price of $0.83 and an expiration date of December 1, 2022 to an officer of the Company, pursuant to an existing management contract. The options were valued at $140,457 and included in consulting expense.

On May 31, 2018, the Company announced that that pursuant to existing stock option plans, it has granted stock options to directors, officers, employees and consultants that enable the option holders to purchase up to 1,725,000 common shares of the Company at a price of $1.53 for a period of five years, vesting immediately. The options were valued at $2,266,157 and included in consulting expense.

On August 31, 2018, the Company granted 100,000 stock options to Advisors to the Company, valid for five years with an exercise price of $2.06, vesting immediately. The options were valued at $173,428 and included in consulting expense.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2018.

Performance graph

The graph below compares the cumulative five-year total return on our common stock from September 1, 2013, through August 31, 2018, to the cumulative total return over such period for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. The graph assumes the investment of $100 on September 1, 2013, with the reinvestment of dividends, although dividends have not been declared on our common stock, and is calculated according to the Securities and Exchange Commission’s methodology. We caution that the stock price performance shown in the graph may not be indicative of future stock price performance.

*$100 invested on September 1, 2013 in stock or index, including reinvestment of dividends. Fiscal year ending August 31.

Item 6. Selected Financial Data

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K.

The following amounts related to earnings per share and shares outstanding have been adjusted for all periods reported for the 1.1 forward stock split that we effected in December of 2016.

	Years Ended August 31,
	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Revenue	433,287	63,639	40,718	14,702	-
Cost of Goods Sold	25,185	29,750	45,615	29,883	-
Gross profit (loss)	408,102	33,889	(4,897)	(15,181)	-

Expenses
General and administrative	6,524,425	1,909,169	1,263,328	1,821,623	1,559,341
Research and development	492,864	54,185	9,024	146,466	-
Total Expenses	7,017,289	1,963,354	1,272,352	1,968,089	1,559,341
(Loss) for the period before other income	(6,609,187)	(1,929,465)	(1,277,249)	(1,983,270)	(1,559,341)
Income (Loss) from discontinued operations	-	-	-	48,918	(1,698,371)

Net (loss) for the period	(6,609,187)	(1,929,465)	(1,277,249)	(1,934,352)	(3,257,712)
Net (loss) attributable to: Common Shareholders	(6,598,843)	(1,869,277)	(1,214,773)	(1,770,500)	(3,257,712)
Non-Controlling Interest	(10,344)	(60,188)	(62,476)	(163,852)	-

Basic and diluted (loss) per share	(0.09)	(0.03)	(0.03)	(0.05)	(0.06)
Basic and diluted (loss) per share from discontinued operations	-	-	-	0.00	(0.07)

Weighted average number of common shares outstanding
- Basic and diluted	70,960,416	58,765,806	43,840,378	39,700,841	25,706,934

	As at August 31,
Consolidated Balance Sheet Data:	2018	2017	2016	2015	2014

Cash and cash equivalents	1,727,184	2,533,337	93,409	260,075	703,030
Assets held for sale	-	-	-	-	1,400,000
Total Assets	2,431,826	2,860,178	566,638	711,722	2,635,136

Loan payable	-	-	-	-	776,936

Accumulated deficit	(19,768,782)	(13,169,939)	(11,300,662)	(10,085,889)	(8,315,389)
Total equity	2,388,186	3,006,307	266,045	772,409	1,717,098
Total liabilities and equities	2,431,826	2,860,178	566,638	711,722	2,635,136

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors”.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve month period (beginning September 1, 2018), we intend to:

•	continue sales and marketing efforts for consumer product lines
•	pursue technology out-licensing opportunities for our patented DehydraTECHTM technology. This will be focused first primarily on the cannabinoid and nicotine sectors, and will evolve as time allows for completed R&D in other sectors, to the NSAID, and vitamin sectors;
•	identify and secure sources of equity and/or debt financing for intellectual property pursuit and maintenance, R&D, and consumer product formulation and marketing;
•	set up new corporate offices with a federally licensed Canadian laboratory on-premises for our internal R&D purposes

Our plans beyond fiscal 2019 are dependent upon our ability to obtain sufficient capital to execute. During the previous year we did raise sufficient capital to fulfill all our plans. Without sufficient capital, our plans will change, and could change materially. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2019
Expense	Amount ($)	Estimated Completion/Due Date
Research and Development of additional products	70,000	12 months
Research and Development (General)	800,000	12 months
Patent applications and trademark	300,000	12 months
Marketing and Sales	200,000	12 months
Consulting Fees (~50% is officers and directors)	1,200,000	12 months
Wages and Salaries	575,000	12 months
Professional fees	160,000	12 months
Rent	45,000	12 months
Other general administrative expenses (including travel, insurance, conferences, and fees)	300,000	12 months
Interest Expense	10,000	12 months
Total	3,660,000

12 Month Outlook for Current Product Line, Product Development & Design, Patents

As at August 31, 2018, we had a working capital surplus of $2,236,764 and cash on hand of $1,727,184. We therefore estimate that we will be required to raise approximately $1.5 million in cash to finance our planned expenditures for the 12 months beginning September 1, 2018. In the uncertain event that we are unable to raise sufficient funds to execute our current business plan, or in the uncertain event that all of our debt obligations become due, we will be required to scale back our operations to prioritize immediate and necessary expenses in our longer term planning into fiscal 2020. These necessary expenses include professional fees and general and administrative expenses necessary to satisfy our public reporting requirements.

Our business strategy involves several elements. We intend to prioritize our revenue generating efforts in 2019/20 on technology licensing, with a secondary focus on our consumer food products enriched with full spectrum hemp oil.

Our patented technology was developed to aid absorption and bioavailability of certain “payload” molecules, including cannabinoids such as cannabidiol (CBD) and tetrahydrocannabinol (THC). CBD is not psychoactive and may have desirable qualities, and is found in plant species such as hemp, cannabis, and Echinacea. Our technology appears to improve absorption and bioavailability of CBD into human epi-intestinal cells. We are developing a line of food products fortified with full spectrum hemp oil that contains cannabinoids such as CBD, but contains less than 0.3% THC. Because of the low amounts of THC, and because the hemp oil is derived from legally imported hemp, our research into the products is legal under Federal law.

We first began selling trial amounts of ViPova™ branded black tea fortified with hemp oil and utilizing our technology, in January 2015 and added additional flavours over time. We currently sell three flavors of ViPova tea. Sales of these products have been modest but are expected to improve in the long term.

We also began offering our first coffee and hot chocolate also fortified with full spectrum hemp oil, and also under the ViPova™ brand. Together, tea, coffee and hot chocolate comprise all our product offerings under the ViPova brand, despite modest changes to flavors or perhaps packaging, etc. Offering a variety of self-made beverages to the consumers helps us to establish the ViPova brand and may also help us to develop relationships with retail distributors who are less likely to place orders from manufacturers that can only offer a single product.

Generating meaningful revenue from product sales will be challenging and will rely in part on our ability to achieve widespread retail distribution access. We are also investigating the possibility of generating sales from international markets, in those locations where hemp oil fortified foods are permissible by law.

ViPova™ branded products are owned by our wholly owned Poviva Tea LLC subsidiary (2017 51%).

While the ViPova™ line is focused on a “coffee house” experience, the “Lexaria Energy” line is focused on athletic performance and active lifestyle needs. The first Lexaria Energy product is believed to be unique or nearly so: a protein energy bar utilizing our technology to fortify with full spectrum hemp oil. We first offered the Lexaria Energy Bar for sale in November, 2015.

Lexaria Energy branded products are owned 100% by Lexaria Bioscience Corp.

A manufacturing facility was contracted to produce the bar in 2015. Recipes have evolved and at the time of this report the Company had no inventories of protein bars to be offered for sales, and was negotiating for a suitable manufacturing facility and prices.

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

It is our intention, subject to sufficient funding being available, to provide R&D to develop additional fitness-style products under the Lexaria Energy brand, such as protein powders for shakes or smoothies, and protein energy drinks. We are also pursuing other product development and expect to launch new products.

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

At this time we are not planning to offer for sale any products containing THC in quantities higher than 0.3%. However we envision licensing our technology to companies legally state-licensed to offer THC products in the states or international jurisdictions where they do business. We also plan to license our technology to other companies for the delivery of molecules other than THC or cannabinoids, such as nicotine. Our October 31, 2017 announcement of the USPTO Notice of Allowance and subsequent patent granting of our technology related to new molecule groups, and our ongoing patent filing and grants, may enhance our ability to successfully pursue this initiative during fiscal 2019.

We will attempt to communicate the benefits of our technology to potential licensing partners, i.e. with higher absorption levels a manufacturer could perhaps infuse smaller amounts of active molecules into a product, thus reducing their manufacturing input costs, or to provide higher bioavailability with the dosing limits being imposed or contemplated in many jurisdictions. We believe this to a meaningful competitive advantage that may lead to the potential to generate licensing revenue, and will pursue these opportunities within the cannabinoids and nicotine markets both within the USA and also internationally, in those locations where they are legal and regulated by government.

We will not sell any THC products – we only license technology to already-licensed participants in valid jurisdictions. We expect a low number of licensees initially and currently have five revenue generating agreements with such licensees and additional letters of intent and negotiations with other potential licensees.

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

We will pursue technology licensing opportunities as a method of generating highly profitable revenue streams over long periods of time. In addition, while four of our US patent applications have been granted by the USPTO and four Australian patents, we have multiple other applications filed in the US and around the world. It is not possible to forecast with certainty when, or if, our remaining patent pendings will become granted patents. But if our remaining patent applications do become granted patents, our ability to generate meaningful license revenue from our intellectual property may increase in a very short period of time.

We will continue to pursue our remaining patents pending as vigorously as we are able, since the successful granting of more of those applications could lead to material increases in shareholder value. We are pursuing patent protection in more than 40 countries around the world.

Results of Operations for our Year Ended August 31, 2018 and August 31, 2017

Our net loss and comprehensive loss for the year ended August 31, 2018, for the year ended August 31, 2017 and the changes between those periods for the respective items are summarized as follows:

	Year Ended August 31, 2018 $	Year Ended August 31, 2017 $	Change $
Revenue	433,287	63,639	369,648
General and administrative	7,017,288	1,963,354	5,053,934
Interest expense	-	6,015	(6,015)
Consulting fees	5,332,397	1,017,872	4,314,525
Professional Fees	374,615	210,297	164,318
Net loss	(6,609,186)	(1,929,465)	(4,679,721)

Revenue

Licensing revenues represent the majority of the $433,287 in revenues during the year ended August 31, 2018 and illustrate a significant gain from the previous year. Revenue increases were primarily based on new licence agreements entered into recognising the IP Territory Licensing fee and they are expected to generate future ongoing IP Usage Licensing fees.

One year ago the Company had one Licensee and today we have five Licensees. The Territory fees consist of IP licensing fees for the transfer of the Technology with the signing of definitive agreements for the DehydraTECHTM technology with: the Cannfections Group Inc. for a 7-year term for infused chocolates and candies to be developed and sold in Canada and internationally, NeutriSci International Inc. for a 2-year term for the manufacturing and sale of CBD based products, Biolog, Inc. for a 5-year term to manufacture food and beverage infused products to be sold in the United States, GP Holdings LLC for infused beverages and topical skin products for a 5-year term (subsequent to August 31, 2018 we cancelled this contract due to non-performance), Nuka Enterprises LLC for their 1906 Chocolates for 10 years renewing from their chocolate only 2 year contract to now include chocolate, candies, beverages, capsules and pills, and topical creams, and Hill Street Beverage Company for a 5-year term for infused alcohol-free beverages in Canada. The additional Licensing fees include payments due upon transfer of the Technology and installment payments that are receivable within 12 months (Note 7). We are pleased that our licensing revenues are increasing in scale and across a larger number of customers although they have not grown as quickly as anticipated.

Consumer product sales remain low due to challenges in securing expansive distribution opportunities, 3rd-party production challenges, inconsistent federal vs. state or local regulations, and payment processing changes. The Company continues to pursue more widespread distribution possibilities which have the potential to unlock more significant consumer product revenues.

During the year ended August 31, 2018, our revenues were derived within the following categories: $415,183 (2017 $45,809) (an 806% increase year over year) of licensing revenue and $18,104 (2017 $17,830) (a 1.5% increase year over year) in product and other revenues.

As fiscal 2018 came to a close, hemp oil fortified foods, and hemp seed products continued gaining consumer acceptance and provide a reason to believe that sales could increase. In addition, legislative trends in America and in many nations around the world such as Canada and the UK are supportive of additional opportunities in the hemp-based foods and supplements sector. Those trends could support higher potential consumer product sales. Release of the TurboCBDTM product was successful but sales were limited by changes to payment processing services outside of the Company’s control. At the time of this report the Company had extinguished its supplies of certain products like protein bars and the lack of inventory was also a negative impact on consumer product sales potential.

For 2019 the Company expects to continue to derive the majority of its revenues from technology licensing to third parties noting that IP Territory fees are recognized when new definitive license agreements occur and IP Usage fees are dependent up on licensees opportunity to implements the technology based upon regulatory approval. Canadian regulatory approval for ingestible products is anticipated within 12 months of the October 17, 2018 legalization of recreational cannabis in that country. At August 31, 2015 the Company had zero technology licensing agreements entered. By August 31, 2016 we had entered several LOI’s or definitive agreements related to technology out-licensing. During the period ended August 31, 2018 we have entered into six new licensing agreements that increased our IP licensing revenue and we expect additional revenue will be generated from the licensees utilizing the technology in their processes from the usage fees as their production and sales occur. It is the Company’s view that the December 9, 2017, grant of patent US 9839612 B2, and the grants of US 9972680 B2 and US 9974739 B2 during May 2018 and its expanding patent portfolio is a positive step in enabling the generation of more significant revenues during fiscal 2018. At the time of this report the Company has entered more than 10 formal letters of intent or definitive agreements and is negotiating more. It is the Company’s view that its expanding patent portfolio is a positive step in enabling the generation of more significant revenues during 2019.

We do not expect that all of the Letters of Intent into which we enter will result in definitive agreements with paying customers and cannot predict how many will. We believe that strengthening and expanding our intellectual property portfolio and conducting supportive R&D will jointly contribute to strengthening revenue prospects.

General and Administrative

Our general and administrative expenses increased by $5,053,935 during the year ended August 31, 2018. The increase in our general and administrative expenses was largely due to non-cash expenses related to valuation of grants for service and share based payments required by contracts. The total of non-cash based payments for the period was $4,446,565.

If this non-cash expense is subtracted from the total expenses increase, then our G&A expenses increased by only $607,370. Contemplating the expenses other than the non-cash related items, actual cash expenses are in line with our expected increasing R&D, patent and trademark filings, and brand awareness requirements. The increases in executing budgeted work included significant increases in R&D for execution of studies supporting our patent filings, such as the in vivo Nicotine and European human studies, for a year on year increase of $438,679. Ongoing increases to legal expenses, year on year of $152,852 for our world-wide patent and trademark filings, as well as increases to our advertising and promotions to engage our markets to generate awareness and licensing clients, year on year $280,024. Fiscal 2019 expects to continue these increases based on available funding.

Interest Expense

Interest expense for the year ended August 31, 2018 was $Nil (2017 $6,015). The decrease was due to the conversion as of August 31, 2017 of the convertible debt and extinguishment of the long-term loan. The Company has no debt at this time other than month-to-month receivables.

Consulting fees

Our consulting fees increased during the year ended August 31, 2018 due to the involvement of additional consultants, contract updates and non-cash payments for services of $4,446,565. Our executives are typically hired and compensated as consultants and costs associated with those agreements comprise the majority of our consulting fees expense (Note 14) and thus our Consulting Expenses category includes certain fees that might otherwise be recognized under wages and salaries.

Professional Fees

Our professional fees increased by $164,318 to $374,615 during fiscal 2018 primarily due to increases in patent and trademark filings of $152,852, with the balance primarily being increases in tax and other accounting services. We recognize certain legal fees, tax advice fees, and accounting services all as “Professional Fees.”

Liquidity and Financial Condition

Working Capital	August 31 2018 $	August 31 2017 $
Current assets	2,284,051	2,795,495
Current liabilities	43,640	92,347
Working capital balance	2,240,411	2,703,148

The Company’s working capital balance decrease during the year ended August 31, 2018, was limited due to the ongoing exercises of outstanding options and warrants providing significant incoming funds. The Company maintained a positive and strong working capital position throughout the year.

	Year Ended
Cash flows	August 31 2018 $	August 31 2017 $
Cash flows (used in) provided by operating activities	(2,517,978)	(1,545,909)
Cash flows (used in) provided by investing activities	(155,399)	(9,699)
Cash flows (used in) provided by financing activities	1,867,224	3,995,536
Increase (decrease) in cash	(806,153)	2,439,928

Operating Activities

Net cash used in operating activities was $2,514,332 for the year ended August 31, 2018 compared with cash used in operating activities of $1,545,909 during the same period in 2017. This difference was largely due to the increased costs pertaining to consulting, advertising and promotion, patent and trademark related filings, research and development, and travel.

Investing Activities

Net cash used in investing activities was $155,399 (2017 $9,699) for the year ended August 31, 2018 is due to the Company’s cost incurred related to its patent related applications $85,399 and the purchase of the remaining 49% of Poviva LLC of $70,000.

Financing Activities

Net cash provided from financing activities was $1,863,577 during the year ended August 31, 2018 compared to net cash provided of $3,995,536 during the same period in 2017. During fiscal 2018, the Company did not pursue additional financing, instead utilizing existing funding and ongoing exercises of stock options and warrant exercises only.

Results of Operations for our Year Ended August 31, 2017 and August 31, 2016

Our net loss and comprehensive loss for the year ended August 31, 2017, for the year ended August 31, 2016 and the changes between those periods for the respective items are summarized as follows:

	Year Ended August 31, 2017 $	Year Ended August 31, 2016 $	Change $
Revenue	63,639	40,718	22,921
General and administrative	1,963,354	1,272,352	691,002
Interest expense	6,015	2,250	3,765
Consulting fees	1,017,872	565,543	452,329
Professional Fees	210,297	133,860	76,437
Net loss	(1,929,465)	(1,277,249)	(652,216)

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

Liquidity and Financial Condition

Working Capital	August 31 2017 $	August 31 2016 $
Current assets	2,795,495	510,166
Current liabilities	92,347	433,881
Working capital balance	2,703,148	76,285

The Company’s working capital balance increased during the year ended August 31, 2017 as a result of its financing activities. The warrant conversions from previous equity financings, and the new equity financings during fiscal 2017 resulted in a significant improvement in our working capital position of $2,626,863 compared to the year earlier period.

	Year Ended
Cash flows	August 31 2017 $	August 31 2016 $
Cash flows (used in) provided by operating activities	(1,545,909)	(660,856)
Cash flows (used in) provided by investing activities	(9,699)	(20,102)
Cash flows (used in) provided by financing activities	3,995,536	514,292
Increase (decrease) in cash	2,439,928	(166,666)

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

Contractual Obligations

Not Applicable

Going Concern

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss attributable to its common shareholders of $6,598,843 for the year ended August 31, 2018 (2017: $1,869,277) and at August 31, 2018 had a deficit accumulated since its inception of $19,768,782 (2017: $13,169,939). The Company has a working capital balance of $2,236,764 as at August 31, 2018 (2017: $2,703,148). The Company requires additional funds to maintain its operations and developments beyond fiscal 2019. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Accounting Pronouncements

Effective March 1, 2018, the Company began recognizing revenue in accordance with Financial Accounting Standards Board (FASB) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASC 606 utilizing the modified retrospective method, meaning the cumulative effect of applying the standard was recognized to opening retained earnings as of January 1, 2018 the effect was not material. ASC 606 provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

In January 2016, FASB issued an ASU, Subtopic 825-10, to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard will be effective for the Company beginning September 1, 2018. We estimate a $14,000 impact on the Company’s financial statements upon implementation.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This is a simplification that involves several aspects of accounting for nonemployee share-based payments resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard will be effective for Lexaria for September 1, 2019. The company does not expect it to have a material impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in redeemable Guaranteed Income Certificates (GICs) with maturity dates of less than one year. If a 10% change in interest rates were to have occurred on August 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Exchange Risk

We have one wholly owned subsidiary and several contractors and vendors in Canada, which exposes us to foreign currency exchange risk. The functional currency of our subsidiaries in Canada is US Dollars.

Foreign currency transaction gains and losses recorded in continuing operations are insignificant. If a 10% change in the US dollar-to-Canadian Dollar exchange rate were to have occurred on August 31, 2018, this change is estimated to have approximately a $119,000 effect on continuing operations.

We have not hedged exposures denominated in foreign currencies, but may do so in the future.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Lexaria Biosciences Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lexaria Biosciences Corp. (the “Company”), as of August 31, 2018, and 2017, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for the years ended August 31, 2018, 2017, and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Lexaria Biosciences Corp. as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended August 31, 2018, 2017, and 2016 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

We have served as the Company’s auditor since 2016.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 13, 2018

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
	August 31	August 31
	2018	2017
ASSETS
Current
Cash	$1,727,184	$2,533,337
Marketable Securities (Note 20)	10,151	-
Accounts and other receivable (Note 7)	265,751	45,293
Inventory (Note 8)	87,233	67,174
Prepaid expenses and deposit (Note 18)	193,732	149,691
	2,284,051	2,795,495

Patent (Note 9)	146,538	62,827
Equipment (Net)	1,237	1,856
	147,775	64,683
TOTAL ASSETS	$2,431,826	$2,860,178

LIABILITIES
Current
Accounts payable and accrued liabilities	$35,785	$32,574
Unearned revenue (Note 11)	-	17,083
Due to related parties (Note 15)	7,855	42,690
Total Current Liabilities	43,640	92,347

TOTAL LIABILITIES	43,640	92,347

STOCKHOLDERS’ EQUITY
Share Capital (Note 12)
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 75,533,471 common shares at August 31, 2018 and 67,975,761 common shares at August 31, 2017	75,533	67,976
Additional paid-in capital (Note 12)	22,095,682	16,108,270
Accumulated Other Comprehensive Income	(14,247)	-
Deficit	(19,768,782)	(13,169,939)
Equity attributable to shareholders of the Company	2,388,186	3,006,307
Non-Controlling Interest (Note 9)	-	(238,476)
Total Stockholders’ Equity	2,388,186	2,767,831
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,431,826	$2,860,178

The accompanying notes are an integral party of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars, except number of shares)

	YEAR ENDED
	August 31	August 31	August 31
	2018	2017	2016
Revenue
Sales (Note 14)	$433,287	$63,639	$40,718
Cost of Goods Sold
Cost of goods sold	25,185	29,750	45,615
Gross Profit / (Loss)	408,102	33,889	(4,897)

Expenses
Accounting and audit	85,553	74,087	95,921
Depreciation and Amortization (Note 9)	2,307	1,488	619
Advertising and promotions	489,058	209,034	185,459
Consulting (Note 12, 13, 15)	5,332,398	1,130,916	657,813
Interest expense (Note 10)	-	6,015	2,250
Investor relations (Note 12)	188	91,681	61,574
Legal and professional	289,062	136,210	37,939
Office and miscellaneous	217,655	129,726	133,679
Research and development	492,864	54,185	9,024
Travel	99,236	61,401	44,034
Gain on disposal of assets	(3,998)	-	-
Inventory write-off (Note 8)	12,966	68,611	44,040
	7,017,289	1,963,354	1,272,352
Net loss loss for the year	$(6,609,187)	$(1,929,465)	$(1,277,249)
Net loss and comprehensive loss attributable to:
Common shareholders	$(6,598,843)	$(1,869,277)	$(1,214,773)
Non-controlling interest (Note 9)	$(10,344)	$(60,188)	$(62,476)
Basic and diluted loss per share	$(0.09)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding
- Basic and diluted	70,960,416	58,765,806	43,840,378

The accompanying notes are an integral party of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	YEAR ENDED
	August 31	August 31	August 31
	2018	2017	2016
Net Loss	$(6,609,187)	$(1,929,465)	$(1,277,249)

Other comprehensive loss

Unrealized loss on marketable securities	(14,247)	-	-
Comprehensive loss	$(6,623,434)	$(1,929,465)	$(1,277,249)

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	YEAR ENDED
	August31	August 31	August 31
	2018	2017	2016
Cash flows used in operating activities
Net loss and comprehensive loss for the year	$(6,609,187)	$(1,929,465)	$(1,277,249)
Adjustments to reconcile net loss and comprehensive loss to net cash used in operating activities:
Stock based compensation	2,602,239	113,044	122,015
Depreciation and amortization	2,307	1,488	619
Inventory write-off	12,966	68,611	44,040
Unrealized foreign exchange	602	-	-
Common shares issued for interest (Note 12)	-	1,125	-
Common shares issued for services	781,056	207,660	79,500
Warrants issued for services	1,063,270	292,750	32,252
Change in working capital:
Accounts and other receivable	(245,458)	(7,710)	(6,201)
Inventory	(33,025)	(1,061)	(10,778)
Prepaid expenses and deposit	(44,041)	(17,817)	26,190
Accounts payable and accrued liabilities	3,210	(40,436)	56,937
Due to related parties	(34,835)	(238,681)	259,319
Unearned revenue	(17,083)	4,583	12,500
Net cash used in operating activities	(2,517,979)	(1,545,909)	(660,856)

Cash flows used in investing activities
Investment in Poviva	(70,000)	-	-
Patent	(85,399)	(9,699)	(17,008)
Acquisition of Equipment	-	-	(3,094)
Net cash used in investing activities	(155,399)	(9,699)	(20,102)

Cash flows from financing activities
Proceeds from (Payments of) loans/convertible debentures	-	(50,000)	95,000
Proceeds from issuance of equity	1,867,224	4,045,536	419,292
Net cash from financing activities	1,867,224	3,995,536	514,292

Change in cash	(806,153)	2,439,928	(166,666)
Cash, beginning of year	2,533,337	93,409	260,075
Cash, end of year	$1,727,184	$2,533,337	$93,409
Supplemental information of cash flows:
Interest paid in cash	$-	$4,890	$2,250
Income taxes paid in cash	$-	$-	$-
Shares issued to convert convertible debt	$-	$45,000	$-
Subscription funds receivable	$-	$-	$93,500
Stock based compensation recognized from prepaid expense	$-	$19,076	$38,150
Shares issued for services in accounts payable and accrued liabilities	$12,000	$17,000	$-
Reclassification of NCI to additional paid in capital on acquisition	$318,820	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL PAID-IN				TOTAL STOCKHOLDERS’
	SHARES	AMOUNT $	CAPITAL $	DEFICIT $	NCI $	AOCI $	EQUITY $
Balance, August 31, 2015	43,838,286	43,838	10,814,460	(10,085,889)	(115,812)	-	656,597
Shares issued for services	625,000	625	78,875	-	-	-	79,500
Non-controlling Interest	-	-	-	-	(62,476)	-	(62,476)
Stock based compensation (Note 13)	-	-	83,865	-	-	-	83,865
Private placement of shares, net of issuance cost	5,266,858	5,267	414,025	-	-	-	419,292
Private placement subscription receivable	1,558,333	1,558	91,942	-	-	-	93,500
Warrants to be issued for services	-	-	32,252	-	-	-	32,252
Net loss and comprehensive loss	-	-	-	(1,214,773)	-	-	(1,214,773)
Balance, August 31, 2016	51,288,477	51,288	11,515,419	(11,300,662)	(178,288)	-	87,757
Shares issued for services	939,354	938	223,722	-	-	-	224,660
Non-controlling Interest	-	-	-	-	(60,188)	-	(60,188)
Stock based compensation (Note 13)	-	-	93,968	-	-	-	93,968
Private placement of shares, net of issuance cost	4,104,280	4,105	1,537,637	-	-	-	1,541,742
Warrants issued for services	-	-	292,750	-	-	-	292,750
Exercise of stock options	1,014,125	1,015	176,247	-	-	-	177,262
Exercise of warrants	10,322,025	10,322	2,222,710	-	-	-	2,233,032
Conversion of debt	307,500	308	45,817	-	-	-	46,125
Net loss and comprehensive loss	-	-	-	(1,869,277)	-	-	(1,869,277)
Balance August 31, 2017	67,975,761	67,976	16,108,270	(13,169,939)	(238,476)	-	2,767,831
Non-controlling Interest (Note 9)	-	-	(318,820)	-	248,820	-	(70,000)
Shares issued for services	647,690	648	780,408	-	-	-	781,056
Stock based compensation (Note 13)	-	-	2,602,239	-	-	-	2,602,239
Warrants issued for services	-	-	1,063,270	-	-	-	1,063,270
Exercise of stock options	545,875	546	93,156	-	-	-	93,702
Exercise of warrants	6,364,145	6,363	1,767,159	-	-	-	1,773,522
Net loss	-	-	-	(6,598,843)	(10,344)	-	(6,609,187)
Other Comprehensive loss	-	-	-	-	-	(14,247)	(14,247)

Balance, August 31, 2018	75,533,471	75,533	22,095,682	(19,768,782)	-	(14,247)	2,388,186

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss attributable to its common shareholders of $6,598,843 for the year ended August 31, 2018 (2017: $1,869,277) and at August 31, 2017 had a deficit accumulated since its inception of $19,768,782 (2017: $13,169,939). The Company has a working capital balance of $2,240,411 as at August 31, 2018 (2017: $2,703,148). The recurring losses from operations and net capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern.

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

	c)	Revenue Recognition

Product revenue

Revenue from the sale of health products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured, which typically occurs upon shipment. The Company reports its sales net of the amount of actual sales returns. Sales tax collected from customers is excluded from net sales.

Licensing revenue from Intellectual Property

We recognize revenue for License fees at a point in time following the transfer of our intellectual property, our patented lipid nutrient infusion technology DehydraTECH™ for infusing Active Pharmaceutical Ingredients, to the licensee, which typically occurs on delivery of documentation.

Usage Fees from Intellectual Property

We recognize revenue for Usage fees when usage of our DehydraTECH™ intellectual property occurs by licensees infusing and Active Pharmaceutical Ingredient into one or more of their product lines for sale.

d)	Inventory and Cost of Sales

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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2018, and August 31, 2017, the Company held cash only.

f)	Equipment

Equipment is stated at cost less accumulated depreciation, and depreciated using the straight-line method over its useful life of five years.

g)	Patents

Capitalized patent costs represent legal costs incurred to establish patents. When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and are expensed as incurred. Capitalized patent costs are amortized on a straight-line basis over the remaining life of the patent. The Company was granted its first patent on October 25, 2016, with a legal life of 20 years. Additional patent information is in Note 9.

h)	Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the Board of Directors for their services on the Board of Directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.

Stock-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. For equity instruments granted to non-employees, the Company recognizes stock-based compensation expense on vesting.

i)	Loss Per Share

The Company applies the guidance in ASC 260 Earnings Per Share. Loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

j)	Foreign Currency Translation

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

k)	Financial Instruments

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

The Company’s financial instruments consist primarily of cash, accounts and other receivable, accounts payable and accrued liabilities, and due to related parties. The carrying amounts of cash, accounts and other receivable, accounts payable and accrued liabilities, and due to related parties approximate their fair values due to their short maturities.

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

l)	Income Taxes

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

m)	Impairment of Long-Lived Assets

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

n)	Comprehensive Income

The Company applies ASC 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. The Company discloses this information on its Statement of Comprehensive in and Statement of Stockholders’ Equity. Comprehensive income comprises equity changes except those transactions resulting from investments by owners and distributions to owners.

o)	Credit Risk and Receivable Concentration

The Company places its cash with a high credit quality financial institution. As of August 31, 2018, the Company had approximately $1,727,184 in the bank (August 31, 2017: $2,533,000).

As at August 31, 2018 we had $199,475 in Intellectual Property Territory License fees receivable (Note 7) consisting of amounts due from three licensees. These receivable amounts are based on contractual terms for payments that are payable within twelve months of signing the definitive agreements or routine IP Usage Fees. To date the licensees have performed all of their required obligations and the Company considers the risk of the receivables to be low.

As at August 31, 2018, the Company had $61,176 (2017 - $43,515) in sales tax receivable (Note 7). The Company considers its credit risk to be low for such receivables.

p)	Commitments and Contingencies

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

q)	Research and Development

Research and development costs are expensed as incurred.

4.	Basis of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Lexaria CanPharm Corp., PoViva Tea, LLC, Lexaria Hemp Corp., Lexaria Nicotine Corp., and Lexaria Pharma Corp. All significant inter-company balances and transactions have been eliminated.

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

The Company reviews these estimates, judgments and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Significant accounting estimates and assumptions are used for, but not limited to:

a)	The Valuation of Deferred Tax Assets

Judgement is required in determining whether deferred tax assets are recognized on the balance sheet. The recognition of deferred tax assets requires management to assess the likelihood that the Company will generate taxable income in future periods to utilize the deferred tax assets. Due to the Company’s history of losses, deferred tax assets have not been recognized by Lexaria.

b)	Value of Stock Options

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

6.	Recent Accounting Guidance

Effective September 1, 2017, the Company began recognizing revenue in accordance with the Financial Accounting Standards Board (FASB) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASC 606 utilizing the modified retrospective method, meaning the cumulative effect of applying the standard was recognized to opening retained earnings as of September 1, 2017, the effect was not material. ASC 606 provides for a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation.

In January 2016, FASB issued an ASU, Subtopic 825-10, to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The new standard will be effective for the Company beginning September 1, 2018. We estimate a $14,000 impact on the Company’s financial statements upon implementation.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This is a simplification that involves several aspects of accounting for nonemployee share-based payments resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard will be effective for Lexaria for September 1, 2019. The company does not expect it to have a material impact on its consolidated financial statements.

7.	Accounts and Other Receivable

	August 31 2018 $	August 31 2017 $
Trade and deposits receivable	5,200	1,778
Territory License Fee receivable (Note 14)	199,375	-
Sales tax receivable	61,176	43,515
	265,751	45,293

8.	Inventory

	August 31 2018 $	August 31 2017 $
Raw materials	29,355	14,220
Finished goods	9,752	42,266
Work in progress	48,126	10,688
	87,233	67,174

During the year ended August 31, 2018, the Company wrote down $12,966 (2017 - $68,611) of inventory to reflect its net realisable value.

9.	Alternative Health Products

On November 12, 2014, the Company signed an agreement with Poppy’s Teas LLC. (“PoViva”) whereby we acquired 51% of PoViva Tea LLC replacing Poppy’s Teas LLC. The Company acquired 100% ownership interest in PoViva Tea, LLC in October 2017 via compensation of $70,000, a waiver on certain debts owed to Lexaria, and a 5%, 20-year royalty on net profits of ViPova TeaTM tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued.

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying patent pending infusion Technology and has been updated following the purchase of 100% interest in PoViva.

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

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof

US 9,839,612 B2	12/12/2017
US 9,972,680 B2	5/15/2018
US 9,974,739 B2	5/22/2018

A continuity schedule for patents is presented below:

	August 31 2018 $	August 31 2017 $
Balance – Beginning	62,827	53,997
Additions	85,399	9,699
Amortization*	(1,688)	(869)
Balance – Ending	146,538	62,827

________

* The patents are amortized over their legal life of 20 years.

10.	Convertible Debenture

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

During the year ended August 31, 2017, the Company paid interest of $4,500 in connection with the convertible debenture.

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

The Company determined that the provision of the support services were a separate deliverable under the licensing agreement. Accordingly, the Company recognized revenue on a pro-rated basis over the term of the Licensing agreement. The Company has since determined that the support services form an insignificant portion of the licensing contract as they are primarily completed prior to delivery of the technology and that delivery of the license is complete when the Technology is transferred to the Licensee. During the year ended August 31, 2018, the Company recognized $17,083 (Note 14), of unearned revenue.

	August 31 2018 $	August 31 2017 $
Balance – Beginning	17,083	12,500
Territorial License fees received/receivable	-	30,000
Advance payments on product sales	-	4,900
Earned revenue (Note 14)	(17,083)	(30,317)
Balance – Ending	-	17,083

12.	Common Shares and Warrants

Fiscal 2018 Activity

On October 27, 2017 the Company extended the expiration date of warrants originally issued on January 9, 2017, with a one-year expiration date. The warrant quantity and exercise price remain unchanged, 500,000 warrants exercisable at $0.44, will now expire on January 9, 2019. There was a $Nil effect on the modification of the warrants.

During the year ended August 31, 2018 the Company granted a total of 1,000,000 warrants with a fair value of $1,011,822 pursuant to consulting agreements signed during the year. The value of the warrants was recorded in consulting fees on the statement of operations. The company also granted a total of 35,913 warrants with a value of $21,646 which were recorded as a share issue cost within additional paid in capital for a net effect of $Nil.

During the year ended August 31, 2018 the Company recognized $51,448 in consulting expense for warrants previously granted to a consultant upon vesting.

A summary of share issuance is presented relating to option and warrant exercises, agreement requirements and debt settlement is presented below:

Type of Issuance	Number of Shares	Total Value
Warrant Exercise(1)	6,364,145	$1,773,522
Option Exercise	545,875	$93,703
Per Agreements(2)	633,056	$769,056
Debt Settlement(3)	14,634	$12,000
	7,557,710	$2,648,281

___________

(1) Includes 111,291 broker warrants exercised for gross proceeds of $39,522
(2) The Company awarded the restricted common shares as required by intellectual property performance thresholds within an existing management consulting contracts for patent application filings (Note 9, 15)
(3) Issued to settle outstanding debts (Note 15)

Fiscal 2017 Activity

During September and October 2017 the Company received $93,500 of private placement receivable (Note 7) as at August 31, 2016.

On October 11, 2016, pursuant to its agreement with Docherty Management Ltd. (Note 17), the Company issued 252,000 common shares with a value of $35,760.

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

The Company reached an agreement with a director to settle the outstanding amount pursuant to an advisory agreement (Note 15), through issuance of common shares of the Company.

Date	Amount(2)	Shares	Price
October 31, 2016(1)	$16,000	114,286	$0.14
February 27, 2017	$16,000	29,091	$0.55
May 31, 2017	$12,000	35,294	$0.34
August 25, 2017	$12,000	32,433	$0.37

____________

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

On June 22, 2017, pursuant to the agreement with Mr. Chris Bunka (Note 17), the Company issued 210,000 common shares at $0.295 per share for $61,950, for services rendered as the Chief Executive Officer of the Company.

On June 22, 2017, pursuant to the agreement with Mr. John Docherty (Note 17), the Company issued 210,000 common shares at $0.295 per share for $61,950, for services rendered as the President of the Company.

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

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance, August 31, 2016	12,136,241	0.18
Cancelled/Expired	(1,004,150)	0.22
Exercised	(10,322,025)	0.23
Issued	8,034,440	0.36
Balance, August 31, 2017	8,844,506	0.29
Cancelled/Expired	(230,000)	0.17
Exercised	(6,364,145)	0.28
Issued	1,035,913	1.48
Balance, August 31, 2018	3,286,274	0.72

The fair value of share purchase warrants granted as broker warrants, compensation units, and compensatory warrants, was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31 2018	August 31 2017
Expected volatility	100% - 154%	102% - 138%
Risk-free interest rate	1.21% - 2.60%	0.65% - 1.27%
Expected life	1.21 - 3 years	0.46 - 2 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.40 - $1.48	$0.09 - $0.20

A summary of warrants outstanding as of August 31, 2018 is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
500,000	0.36 years	0.44
624,065	0.59 years	0.60
212,209	0.59 years	0.42
200,000	0.80 years	0.29
750,000	3.11 years	0.14
250,000	1.25 years	0.83
500,000	1.38 years	1.83
250,000	2.73 years	2.73
3,286,274	1.48 years	0.72

13.	Stock Options

The Company has established its 2007 Equity Incentive Plan, whereby the board of directors may grant up to 2,000,000 stock options to eligible employees and directors, the 2010 Stock Option Plan whereby the board of directors may, from time to time, grant up to 1,980,000 stock options to officers and employees, and its 2014 Stock Option Plan whereby the board of directors may grant up to 3,850,000 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised no later than five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

Fiscal 2018 Activity

On December 1, 2017, Lexaria granted 200,000 stock options with an exercise price of $0.83 and an expiration date of December 1, 2022 to an officer of the Company, pursuant to an existing management contract. The options were valued at $140,457 and included in consulting expense.

On May 31, 2018, the Company granted stock options to directors, officers, employees and consultants that enable the option holders to purchase up to 1,725,000 common shares of the Company at a price of $1.53 for a period of five years, vesting immediately. The options were valued at $2,266,157 and included in consulting expense.

On August 31, 2018, the Company granted 100,000 stock options to Advisors to the Company, valid for five years with an exercise price of $2.06, vesting immediately. The options were valued at $173,428 and included in consulting expense.

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

During the year ended August 31, 2017, the Company also recorded $113,044 of stock based compensation in Consulting on the Income Statement of which $93,969 pertained to the stock options granted during the period and $19,075 being the recognition of expense from previous grants amortized from prepaid expenses. In 2016 the Company recorded $92,270 of stock based compensation in Consulting and $29,745 in Investor Relations on the Statement of Operations.

A continuity schedule for stock options is presented below:

	Number of Options	Weighted Average Exercise Price $
Balance, August 31, 2016 (vested and outstanding)	3,485,000	0.15
Exercised	(1,014,125)	0.17
Granted	850,000	0.14
Balance, August 31, 2017 (outstanding)	3,320,875	0.15
Exercised	(545,875)	0.17
Granted	2,025,000	1.49
Balance, August 31, 2018 (outstanding)	4,800,000	0.71
Balance, August 31, 2018 (exercisable)	4,600,000	0.73

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31 2018	August 31 2017
Expected volatility	127% - 131%	98% - 108%
Risk-free interest rate	2.13% - 2.74%	0.83% - 1.78%
Expected life	5 years	2 - 5 years
Dividend yield	0.00%	0.00%
Estimated fair value per option	$0.70 - $1.73	$0.07 - $0.27

A summary of the Company’s vested and outstanding stock options as at August 31, 2018 is presented below:

Number of Stock Options	Number of Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $	Aggregate Intrinsic Value $
990,000	990,000	1.31 years	0.10	1,930,500
275,000	275,000	1.43 years	0.09	538,750
550,000	550,000	1.57 years	0.09	1,077,500
110,000	110,000	2.05 years	0.17	206,500
300,000	300,000	2.62 years	0.11	582,000
200,000	200,000	3.76 years	0.37	336,000
350,000	150,000	3.81 years	0.30	614,250
200,000	200,000	4.25 years	0.83	244,000
1,725,000	1,725,000	4.75 years	1.53	897,000
100,000	100,000	5.00 years	2.06	(1,000)
4,800,000	4,600,000	3.17 years	0.71	6,425,500

14.	Revenues

	August 31 2018 $	August 31 2017 $
Product sales	16,967	16,866
Licensing revenue (Note 11)	415,183	45,809
Freight revenue	1,137	964
	433,287	63,639

The Company recognized licensing revenue on a pro-rated basis over the term of the Licensing Agreement (Note 10) and additional licensing fees as they were earned. The Company has determined that the support services form an insignificant portion of the licensing contract as they are substantially completed prior to delivery of the DehydraTECHTM Technology (the Technology) and that delivery of the license is complete when the Technology is transferred to the licensee. Additional licensing fees and royalties are recognized as they are earned. During the year ended August 31, 2018, the Company recognized $17,083 of deferred revenue (Note 11) and $398,100 of additional Intellectual Property Licensing fees.

The additional Licensing fees consist of IP licensing fees for transfer of the Technology with the signing of definitive agreements for the DehydraTECHTM technology. The additional Licensing fees include payments due upon transfer of the Technology and installment payments that are receivable within 12 months (Note 7).

15.	Related Party Transactions

For the year ended August 31, 2017, the Company paid/accrued the following:

	Cash $	%	SBC and Share Awards(2) $	%	Aug 31 2018 Total $	Cash $	%	SBC and Share Awards(2) $	%	Aug 31 2017 Total $
Management, consulting and accounting services:
C.A.B Financial Services(1)	144,000	11%	1,212,269	89%	1,356,269	136,000	65%	73,750	35%	209,750
M&E Services Ltd.(1)	85,663	13%	568,737	87%	654,401	54,963	100%	-	0%	54,963
Docherty Management Limited(1)	140,471	11%	1,148,152	89%	1,288,622	125,394	52%	115,750	48%	241,144
Company controlled by a director	12,000	15%	65,686	85%	77,686	48,000	100%	-	0%	48,000
Director	-	0%	65,686	100%	65,686	-	0%	-	0%	-
	382,134		3,060,530		3,442,664	364,357		189,500		553,857

__________

(1) C.A.B. Financial Services is owned by the CEO of the Company, M&E Services Ltd. is owned by the CFO of the Company (as of June 1 2017), and Docherty Management Limited is owned by the President of the Company.

(2) Stock Based Compensation (SBC) and Share Awards include the total value of the grants and award included in expenses. The Company granted a total of 1,700,000 incentive stock options to officers and directors of the Company with a fair value of $2,111,028 and included in Consulting expense (Note 12).

August 31, 2018	Common shares	Fair value	Cash
Docherty Management (Note 11,16) (A)	345,250	$458,305	$164,361
CAB (Note 11,16) (B)	143,225	$192,195	$100,475
M&E Services Ltd (Note 11,16)	41,666	$34,166	-

(A) Issued in lieu of issuance of 466,666 common shares, as mutually agreed to between the parties.

(B) Issued in lieu of issuance of 216,670 common shares, as mutually agreed to between the parties.

August 31, 2017	Common shares	Fair value	Cash
Docherty Management (Note 11,16) (1)	252,000	$35,760	$6,240
Docherty Management (Note 11,16) (1)	210,000	$61,950	$11,800
CAB (Note 11,16) (2)	210,000	$61,950	$11,800

(1) Issued in lieu of issuance of 300,000 common shares, as mutually agreed to between the parties.

(2) Issued in lieu of issuance of 250,000 common shares, as mutually agreed to between the parties.

Due to related parties:

As at August 31, 2018, $7,855 (August 31, 2017 - $42,690) was payable to related parties included in due to related parties.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

16.	Segment Information

The Company’s operations involve the development and usage, including licensing, of its proprietary nutrient infusion Technology. Lexaria is centrally managed and its chief operating decision makers, being the president and the CEO, use the consolidated and other financial information supplemented by revenue information by category of alternative health consumer products and technology licensing to make operational decisions and to assess the performance of the Company. The company has identified two reportable segments: Intellectual Property Licensing and Consumer Products. Licensing revenues are significantly concentrated on five licensees.

	IP Licensing	Consumer Products	Corporate	Consolidated Total
External Revenue
US	240,183	18,104	-
Canada	175,000	-	-	433,287
CoGS	-	(25,185)	-	(25,185)
Operating Expenses	(2,237,598)	150,040	(4,629,651)	7,017,289
Segment Loss	(1,822,415)	(157,121)	(4,629,651)	(6,609,187)
Total Assets	345,913	88,470	1,997,443	2,431,826

17.	Commitments, Significant Contracts and Contingencies

Management and Service Agreements

As at August 31, 2017, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services (1) (2)	$12,000	November 30, 2018
Docherty Management Ltd. (1) (2)	CAD $15,000	March 1, 2018
M&E Services Ltd. (1) (3)	CAD $12,000	June 1, 2021
Corporate Development(4) (5)	CAD $4,000	Month to Month
Corporate Development(4) (5)	CAD $1,000	January 16, 2019

Investor relations and communications – Alex Blanchard Capital(1)	CAD $7,500	Month to Month
Office Management (6) (7)	CAD $6,500	December 1, 2019
Business Development	$3,000	Month to Month
Research & Development	CAD $3,854	Month to Month

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

(3) During the term of the agreement, for each provisional patent application substantively devised and successfully created, written, and filed with the U.S. Patent Office for the Company’s Technology, 100,000 restricted common shares of the Company will be issuable to a maximum value of $250,000 at the time of issuance; or a cash award not to exceed $10,000 for an idea or concept originally conceived by but more than 80% of the subsequent work, time and expenses paid for by the Company.

Corporate Development Milestones

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

(5) For new customers sourced by the Consultant until July 10, 2017; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 200,000 Company shares (not achieved); and, from July 11, 2017, until July 10, 2018; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 100,000 Company shares; this clause is limited to one payment per fiscal quarter.

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

(7) Until December 1, 2018 for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 150,000 Company shares; and, from December 2, 2018, until December 1, 2019 for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 80,000 Company shares; this clause limited to one payment per fiscal quarter.

18.	Prepaid Expenses

Prepaid expenses consist of the following at August 31, 2018 and August 31, 2017:

	August 31 2018 $	August 31 2017 $
Advertising & Conferences	137,654	106,682
Consulting Fees	4,555	23,984
Office & Insurance	21,533	15,062
Legal Fees	29,990	3,963
	193,732	149,691

19.	Income Tax

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rates as at August 31, 2018, 2017 and 2016:

	August 31 2018 $	August 31 2017 $	August 31 2016 $

Loss before taxes	(6,295,564)	(1,933,473)	(1,267,454)
Expected income tax recovery	(1,322,068)	(676,716)	(443,609)
Non-deductible items	2,724	242,635	97,612
Change in estimates	(54,057)	(174,135)	(897,713)
Effect of changes in foreign and long-term tax rates	1,816,659	-	-
Change in valuation allowance	(443,258)	608,216	1,243,710
Total income taxes	-	-	-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets at August 31, 2018 and 2017 are comprised of the following:

	August 31 2018 $	August 31 2017 $	August 31 2016 $
Non-capital losses	4,124,662	4,567,920	3,959,704
Valuation allowance	(4,124,662)	(4,567,920)	(3,959,704)
Net deferred tax assets recognized	-	-	-

The Company has net operating loss carryforwards of approximately $19,591,000 which may be carried forward to apply against future year income tax for U.S. tax purposes.

Year	Amount
2025	76,000
2026	508,000
2027	1,056,000
2028	720,000
2029	753,000
2030	552,000
2031	538,000
2032	252,000
2033	344,000
2034	3,257,000
2035	2,268,000
2036	989,000
2037	1,738,000
2038	6,540,000
19,591,000

20.	Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Total

August 31, 2017 Common Stock	$-	$-	$-	$-
Total	$-	$-	$-	$-
August 31, 2018 Common Stock	25,000	-	(14,247)	10,753
Total	$25,000	$-	$(14,247)	$10,753

Unrealized losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

21.	Subsequent Events

1)

October 31, 2018 Lexaria closed a non-brokered private placement for gross proceeds of $1,515,440 comprised of 947,150 units at an issue price of $1.60 per unit. Each Unit consists of one common share of the Company and one common share purchase warrant (“Warrant”). Each Warrant is exercisable for 24 months at a price of $2.25 per warrant. Finders fees of $45,080 and 28,175 finder’s warrants exercisable for 24 months at a price of $2.25.

	2)	Subsequent to August 31, 2018 280,000 warrants and 330,000 options were exercised for a total of $161,000.

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

As of August 31, 2018, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and chief executive officer and chief financial officer (also our principal executive and financial reporting and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2018, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed	Date of Resignation
Christopher Bunka	Chairman, Chief Executive Officer, and Director	57	October 26, 2006 February 14, 2007	-
John Docherty	President and Director	48	April 15, 2015 April 29, 2016	-
Allan Spissinger	Chief Financial Officer	49	June 1, 2017	-
Nicholas Baxter	Director	65	July 8, 2011	-
Ted McKenchnie	Director	71	September 16, 2015	-

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

Mr. Allan Spissinger – Chief Financial Officer

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We adopted a Code of Ethics applicable to our senior financial officers and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Form SB-2 filed on September 20, 2007. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Board and Committee Meetings

Our board of directors held one formal meeting and several informal meetings during the year ended August 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its board of directors (audit committee) that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2018 and August 31, 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2018 and August 31, 2017, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Bunka (1) Chairman,	2018	-	-	292,669	(4)	919,600	(6)	-	-	144,000	1,356,269
Chief Executive Officer & Director	2017	-	-	61,950		-		-	-	147,800	209,750

John Docherty (2)	2018	-	-	622,666	(3)	525,486	(6)	-	-	140,471	1,288,623
President	2017	-	-	97,710		-		-	-	143,434	241,144

Allan Spissinger (8)	2018	-	-	34,166	(5)	534,571	(6)(7)	-	-	85,663	654,400
Interim Chief Financial Officer	2017	-	-	-		54,204		-	-	57,104	111,308

80

_____________

(1)	Mr. Bunka was appointed as chairman, president, chief executive officer, and director on October 26, 2006, and was chief financial officer of our company from April 29, 2016 to May 31 2017. He resigned as president on April 15, 2015. We pay Mr. Bunka a consulting fee through CAB Financial Services Ltd., where he is also the Chief Executive Officer.

(2)	Mr. Docherty became President on April 15, 2015 and a director on April 29, 2016. We pay Mr. Docherty a consulting fee through his wholly owned company Docherty Management Ltd.

(3)	Pursuant to the agreement with Docherty Management Ltd. Mr. Docherty received 466,666 (2017 - 462,000) common shares with a value of $622,666 (2017 - $97,710).

(4)	Pursuant to the agreement with CAB Financial Services Ltd. Mr. Bunka received 216,670 (2016 - 210,000) common shares with a value of $292,670 (2017 - $61,950).

(5)	Mr. Spissinger became Interim Chief Financial Officer on June 1, 2017 and Chief Financial Officer June 1, 2018. We pay Mr. Spissinger a consulting fee through his wholly owned company M&E Services Ltd.

(6)	The fair value of the stock options awarded was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 130%; risk-free interest rate of 2.68%; expected life of 5 years; and dividend yield of 0%.

(7)	The fair value of the stock options awarded was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 129%; risk-free interest rate of 2.13%; expected life of 5 years; and dividend yield of 0%.

Our company is currently paying consulting fees to our chief executive officer $12,000 per month, our president CAD$15,000 per month and our Chief Financial Officer CAD$12,000 per month in consulting fees.

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

On June 1, 2018, the Company executed a thirty six month contract with M&E Services Ltd., a wholly owned company by Mr. Allan Spissinger, as Chief Financial Officer with monthly compensation of CAD$12,000 plus applicable taxes, including an annual 8% increase, superseding the previous agreement for $8,000 per month plus applicable taxes.

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Grants of Plan-Based Awards Table

We did not grant any awards to our named executive officers in the during our fiscal year ended August 31, 2018.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Bunka	550,000	-	-	$0.11	2019/12/22	-	-	-	-
	700,000	-	-	$1.53	2023/05/31	-	-	-	-
John Docherty	550,000	-	-	$0.10	2020/03/26	-	-	-	-
	300,000	-	-	$0.11	2021/04/15	-	-	-	-
	400,000	-	-	$1.53	2023/05/31	-	-	-	-
Allan Spissinger	200,000	-	-	$0.37	2022/06/01	-	-	-	-
	200,000	-	-	$0.83	2022/11/30	-	-	-	-
	300,000	-	-	$1.53	2023/05/31	-	-	-	-

Option Exercises

During our fiscal year ended August 31, 2018, Christopher Bunka exercised 247,500 options previously granted at $0.09.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors received during our year ended August 31, 2018 received a total of 100,000 options exercisable at $1.53 with an expiry of May 31 2023, and are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors. We had an agreement with a director for marketing services that is not in their capacity as a director for $4,000 per month plus applicable taxes, which concluded November 30, 2017.

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

Compensation Committee Interlocks and Insider Participation

During 2018, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2018.

Compensation Committee Report

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 25, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Christopher Bunka; Kelowna BC Canada	14,458,148	(1)	18.99%
Nicholas Baxter; Aberdeenshire, UK*	380,000	(2)	0.50%
John Docherty; Toronto, Ontario	2,872,250	(3)	3.77%
Ted McKechnie; Toronto, Ontario*	445,738	(4)	0.59%
Allan Spissinger; Langley, BC	769,166	(5)	1.01%
Directors and Executive Officers as a Group (5 persons)	18,925,302		24.85%

* Less than 1%.

(1)	Includes 6,081,844 shares held in the name of C.A.B. Financial Services and 7,126,304 shares held directly by Chris Bunka, chairman, chief executive officer and a director of our company. Includes 550,000 options with an exercise price of $0.10 and 700,000 options which are exercisable at $1.53.

(2)	Includes 110,000 options which are exercisable at $0.10 and 50,000 options exercisable at $1.53. Nicholas Baxter is a director of our company.

(3)	Includes 550,000 options which are exercisable at $0.10, 300,000 options which are exercisable at $0.11, and 400,000 options exercisable at $1.53. John Docherty is the President and a Director of our Company

(4)	Includes 110,000 options exercisable at $0.17 and 50,000 exercisable at $1.53. Ted McKechnie is a Director of our Company.

(5)	Includes 200,000 options exercisable at $0.37, 200,000 exercisable at $0.83 and 300,000 exercisable at $1.53. Allan Spissinger is chief financial officer of our company.

(6)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 7, 2018. As of November 7, 2018, there were 77,090,621 shares of our common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the yearend for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2018 and for fiscal year ended August 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2018	August 31, 2017
Audit Fees	39,972	35,392
Audit Related Fees	-	-
Tax Fees	-	15,982
All Other Fees	-	-
Total	39,972	51,374

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are provided by the Company’s principal accountants for the fiscal years ended August 31, 2018 and August 31, 2017 in connection with statutory and regulatory filings or engagements.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or

•	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Plan of Conversion (included as Schedule “A” to the proxy statement/prospectus)
(3)*	Articles of Incorporation and Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	2007 Equity Incentive Plan
4.2	2010 Equity Compensation Plan
4.3	2014 Stock Option Plan
4.4*	Specimen ordinary share certificate
(5)	Opinion regarding Legality
5.1	Opinion of Macdonald Tuskey regarding the legality of the securities being registered
(8)	Opinions regarding Tax Matters
8.1	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding U.S. tax matters
8.2	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding Canadian tax matters
(10)	Material Contracts
10.1	Membership Purchase Agreement dated October 23, 2017 with Marian Washington and Michele Reillo (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed November 2, 2017)
10.2	Services Agreement dated August 15, 2017 with Adam Mogil
10.3	Management Services Agreement dated June 19, 2017 with Dr. Phil Ainslie
10.4	Management Services Agreement dated June 1, 2017 with M&E Services Ltd. (Spissinger)
10.5	Marketing Agreement dated March 24, 2017 with Dig Media Inc.
10.6	Management Services Agreement dated March 1, 2017 with Docherty Management Ltd.
10.7	Collaborative Research Agreement dated February 6, 2017 with National Research Counsel
10.8	Services Agreement dated January 1, 2017 with Correlation Capital Inc.
10.9	Joint Venture Agreement dated April 6, 2017 with NeutriSci International Inc.
10.10	Management Services Agreement dated December 1, 2016 with CAB Financial Services ltd.
10.11	Private Label Agreement dated September 5, 2016 with Timeless Herbal Care Limited
10.12	Intellectual Property License Agreement dated September 3, 2016 with Timeless Herbal Care Limited
10.13	Private Placement Subscription Agreement dated July 5, 2016 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed August 16, 2016)
10.14	Loan agreement dated July 25, 2016 with CAB Financial Services Ltd. (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed July 26, 2016)
10.15	Form of subscription agreement for Private Placement closed on June 6, 2016 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed June 8, 2016)
10.16	Form of warrant agreement dated June 6, 2016(incorporated by reference as exhibit 10.2 of our Current Report on Form 8-K filed June 8, 2016)
10.17	Form of Stock Option Agreement (incorporated by reference as exhibit 10.3 of our Current Report on Form 8-K filed June 8, 2016)

10.18	Consulting Agreement dated June 3, 2016 with Frontier Merchant Capital Group (incorporated by reference as exhibit 10.4 of our Current Report on Form 8-K filed June 8, 2016)
10.19	Licensing Agreement dated May 14, 2016 of Lexaria Bioscience Corp. (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed May 20, 2016)
10.20	License Agreement dated August 11, 2015 with PoViva Tea LLC (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed August 12, 2015)
10.21	Share Purchase Agreement dated June 24, 2015 with Shaxon Enterprises Ltd. (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed June 26, 2015)
10.22	Letter of Intent dated June 10, 2014 with Shaxon Enterprises (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed June 12, 2015)
10.23	Operating Agreement dated November 11, 2014 with Poppy’s Teas LLC (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed November 12, 2014)
10.24	Joint Venture Agreement dated May 27, 2014 with Lexaria (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2014)
10.25	Joint Venture Agreement dated March 5, 2014 with Enertopia Corp. et al. (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed March 5, 2014)
10.26	Consulting Agreement with JGRNT dated January 17, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed January 22, 2018)
10.27	Licensing Agreement with Cannfections Group Inc. dated January 25, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed January 25, 2018)
10.28	Licensing Agreement with Neutrisci International Corp. dated February 23, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed March 2, 2018)
10.29	Licensing Agreement with Biolog, Inc. dated February 23, 2018 (incorporated by reference as exhibit 10.2 of our Current Report on Form 8-K filed March 2, 2018)
10.30	Form S-4/A Amendment No. 2 filed March 1, 2018
10.31	424B3 Notice Of Annual And Special Meeting Proxy Statement/Prospectus Summary
10.32	Licensing agreement with GP Holdings LLC dated April 20, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed April 26, 2018)
10.33	Licensing agreement with Nuka Enterprises LLC dated April 24, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2018)
10.34	Consulting contract with Nuka Enterprises, LLC dated May 25, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed June 4, 2018)
10.35	Licensing Agreement with Hill Street Beverages Co. dated July 30, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed August 2, 2018)
(21)	Subsidiaries
21.1	Lexaria Canpharm Corp., a Canadian federal company
21.2	Poviva Tea LLC, a Nevada corporation
21.3	Lexaria Hemp Corp., a Delaware corporation
21.4	Learia Nicotine Corp., a Delaware corporation
21.5	Lexaria Pharma Corp., a Delaware corporation
(23)	Consents of Experts and Counsel
23.1	Consent of Macdonald Tuskey (Included in Exhibit 5.1)
23.2	Consent of Dale Matheson Carr-Hilton Labonte LLP (Included in Exhibit 8.1 and Exhibit 8.2)
23.3	Consent of Davidson & Company LLP, Chartered Professional Accountants
23.4	Consent of MNP LLP, Chartered Accountants
(31)	Rule 13a-14(a)/15d-14(a)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________
*	Filed herewith

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA CORP.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: November 14, 2018

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

Date: November 14, 2018

By:	/s/ John Docherty
John Docherty
President and Director

Date: November 14, 2018

By:	/s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
(Principal Accounting Officer)

Date: November 14, 2018

By:	/s/ Ted McKechnie
Ted McKechnie
Director

Date: November 14, 2018

By:	/s/ Nicholas Baxter
Nicholas Baxter
Director

Date: November 14, 2018

