Form 10-Q
period 2018-11-30
Lexaria Bioscience Corp.
filed 2019-01-11
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission File Number _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ☐ YES     ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

77,450,421 common shares issued and outstanding as of January 11, 2019

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexaria Bioscience Corp.’s (“Lexaria” or the “Company”) unaudited interim consolidated financial statements for the three-month period ended November 30, 2018, form part of this quarterly report. They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30	August 31
	2018	2018
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$2,644,860	$1,727,184
Marketable Securities (Note 18)	71,018	10,151
Accounts and other receivables (Note 6)	214,866	265,751
Inventory (Note 7)	116,668	87,233
Prepaid expenses (Note 17)	183,430	193,732
Total Current Assets	3,230,842	2,284,051

Patents (Note 8)	189,924	146,538
Property & Equipment (Note 9)	123,448	1,237
	313,372	147,775
TOTAL ASSETS	$3,544,214	$2,431,826

LIABILITIES
Current
Accounts payable and accrued liabilities	$108,284	$35,785
Due to related parties (Note 14)	21,654	7,855
Total Current Liabilities	129,938	43,640
TOTAL LIABILITIES	129,938	43,640

STOCKHOLDERS’ EQUITY
Share Capital
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 77,120,421 common shares at November 30, 2018
and 75,533,471 common shares at August 31, 2018	77,120	75,533
Additional paid-in capital	23,807,329	22,095,682
Accumulated other comprehensive loss	-	(14,247)
Deficit	(20,470,173)	(19,768,782)
Total Stockholders’ Equity	3,414,276	2,388,186
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,544,214	$2,431,826

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED
	November 30	November 30
	2018	2017
Revenue (Note 13)	22,209	24,635
Cost of Goods Sold	(2,158)	(6,099)
Gross profit	20,051	18,536

Expenses
Accounting and audit	9,572	17,691
Depreciation and Amortization (Note 8, 9)	1,603	375
Advertising and promotions	171,913	188,999
Consulting	242,991	142,166
Investor relations	-	188
Legal and professional	96,652	59,903
Office and miscellaneous	72,902	46,156
Research and development	96,973	110,392
Travel	19,206	27,833
Unrealized loss on marketable securities (Note 18)	9,630	-
Inventory write-off (Note 7)	-	3,546
	721,442	597,249

Net loss and comprehensive loss for the period	(701,391)	(578,713)
Basic and diluted loss per share	(0.01)	(0.01)
Weighted average number of common shares outstanding
-Basic and diluted	76,226,802	68,635,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2018	2017
Cash flows used in operating activities
Net loss for the period	(701,391)	(578,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	64,044	-
Depreciation and amortization	1,603	375
Inventory write-off (Note 7)	-	3,546
Unrealized loss on marketable securities	9,630	-
Change in working capital:
Accounts and other receivables	(5,365)	(26,630)
Inventory	(29,435)	(13,808)
Prepaid expenses	10,302	91,551
Accounts payable and accrued liabilities	72,499	27,280
Due to related parties	13,799	(17,672)
Unearned revenue	-	(6,250)
Net cash used in operating activities	(564,314)	(520,321)

Cash flows used in investing activities
Investment in Poviva	-	(70,000)
Patent	(44,368)	(15,715)
Equipment	(122,832)	-
Net cash used in investing activities	(167,200)	(85,715)

Cash flows from financing activities
Proceeds from issuance of equity	1,649,190	282,402
Net cash from financing activities	1,649,190	282,402

Increase (decrease) in cash	917,676	(323,634)
Cash, beginning of period	1,727,184	2,533,337
Cash, end of period	2,644,860	2,209,703
Supplemental information of cash flows:
Interest paid in cash	$-	$-
Income tax paid in cash	$-	$-
Reclassification of NCI to additional paid in capital on acquisition	$-	$238,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEXARIA BIOSCIENCE CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT $	ADDITIONAL PAID-IN CAPITAL $	DEFICIT $	NCI $	AOCI $	TOTAL STOCKHOLDERS’ EQUITY $

Balance August 31, 2017	67,975,761	67,976	16,108,270	(13,169,939)	(238,476)	-	2,767,831
Non-controlling Interest (Note 9)	-	-	(318,820)	-	248,820	-	(70,000)
Shares issued for services	647,690	648	780,408	-	-	-	781,056
Stock based compensation (Note 13)	-	-	2,602,239	-	-	-	2,602,239
Warrants issued for services	-	-	1,063,270	-	-	-	1,063,270
Exercise of stock options	545,875	546	93,156	-	-	-	93,702
Exercise of warrants	6,364,145	6,363	1,767,159	-	-	-	1,773,522
Net loss	-	-	-	(6,598,843)	(10,344)	-	(6,609,187)
Other Comprehensive loss	-	-	-	-	-	(14,247)	(14,247)
Balance August 31, 2018	75,533,471	75,533	22,095,682	(19,768,782)	-	(14,247)	2,388,186
Stock based compensation (Note 13)	-	-	64,044	-	-	-	64,044
Private placement of shares, net of issuance cost	947,150	947	1,469,363	-	-	-	1,470,310
Exercise of stock options	330,000	330	32,670	-	-	-	33,000
Exercise of warrants	309,800	310	145,570	-	-	-	145,880
Net loss	-	-	-	(701,391)	-	-	(701,391)
Other Comprehensive income	-	-	-	-	-	14,247	14,247

Balance, November 30, 2018	77,120,421	77,120	23,807,329	(20,470,173)	-	-	3,414,276

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEXARIA BIOSCIENCE CORP. NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS November 30, 2018 (Expressed in U.S. Dollars)

1.	Organization, Business and Going Concern

Lexaria Biosciences Corp. (“Lexaria”, or the “Company”) Company was formed on December 9, 2004 under the laws of the State of Nevada. In March of 2014, the Company began its entry into the bioscience and alternative health and wellness business and in May 2016, the Company commenced out-licensing its patented technology for improved delivery of bioactive compounds that promotes healthy ingestion methods, lower overall dosing and higher effectiveness in active molecule delivery. The Company has its office in Kelowna, BC, Canada.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements and notes thereto included in our annual report filed on Form 10-K for the year ended August 31, 2018.

The Company’s unaudited interim consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The recurring losses from operations and net capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern.

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

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Lexaria CanPharm Corp., PoViva Tea, LLC, Lexaria Hemp Corp., Lexaria Nicotine Corp., and Lexaria Pharma Corp. All significant intercompany balances and transactions have been eliminated.

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

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated financial statements for the year ended August 31, 2018, with the following update:

Property & Equipment

Property and Equipment are stated at cost less accumulated depreciation, and depreciated using the straight-line method over their useful lives.

5.	Recent Accounting Guidance

In January 2016, FASB issued an ASU, Subtopic 82510, to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The Company adopted the standard September 1, 2018. The impact was not material and the $14,247 impact on the Company’s financial statements was included in income in the current period.

In February 2016 FASB issued ASU No. 201602, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for Lexaria beginning September 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 201802, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017 (the “2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures, but does not expect it to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 201807, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting. This is a simplification that involves several aspects of accounting for nonemployee share based payments resulting from expanding the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. The new standard will be effective for Lexaria for September 1, 2019. The company does not expect it to have a material impact on its consolidated financial statements.

6.	Accounts and Other Receivables

	November 30 2018 $	August 31 2018 $
Trade and deposits receivable	5,727	5,200
Territory License Fee receivable (Note 13)	127,222	199,375
Sales tax receivable	81,917	61,176
	214,866	265,751

7.	Inventory

	November 30 2018 $	August 31 2018 $
Raw materials	39,667	29,355
Work in progress	25,928	48,126
Finished goods	51,073	9,752
	116,668	87,233

During the three months ended November 30 2018, the Company wrote down $Nil (November 2017 - $3,546) of inventory to reflect its net realizable value.

8.	Intellectual Property

On November 12, 2014, the Company signed an agreement with Poppy’s Teas LLC. (“PoViva”) whereby we acquired 51% of PoViva Tea LLC replacing Poppy’s Teas LLC. The Company acquired 100% ownership interest in PoViva Tea, LLC in October 2017 via compensation of $70,000, a waiver on certain debts owed to Lexaria, and a 5%, 20 year royalty on net profits of ViPova TeaTM tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued.

The following is a list of US capitalized patents held by the Company

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	5/15/2018
US 9,974,739 B2	5/22/2018
US 10,084,044 B2	9/25/2018
US 10,103,225 B2	10/16/2018

Patents

	November 30 2018 $	August 31 2018 $
Balance – Beginning	146,538	62,827
Additions	44,368	85,399
Amortization*	(982)	(1,688)
Balance – Ending	189,924	146,538

____________

* The patents are amortized over their legal life of 20 years.

9.	Property & Equipment

	November 30 2018 $	August 31 2018 $
Cost
Property & Equipment Under Construction	79,492	-
Equipment	46,434	3,094
Less accumulated amortization	(2,478)	(1,857)
Balance - Ending	123,448	1,237

10.	Unearned Revenue

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

The Company determined that the provision of the support services is a separate deliverable under the licensing agreement. Accordingly, the Company recognized revenue on a prorated basis over the term of the Licensing agreement. The Company has since determined that the support services form an insignificant portion of the licensing contract as they are primarily completed prior to delivery of the technology and that delivery of the license is complete when the Technology is transferred to the Licensee.

	November 30 2018 $	August 31 2018 $
Balance – Beginning	-	17,803
Territorial License fees received	-	-
Advance payments on product sales	-	-
Earned revenue	-	(17,803)
Balance - Ending	-	-

11.	Common Shares and Warrants

Fiscal 2019 Activity

On October 31, 2018, the Company closed a non-brokered private placement for gross proceeds of $1,515,440 (the “Offering”). The Offering consisted of 947,150 units (each, a “Unit”) at an issue price of $1.60 per Unit. Each Unit consists of one common share of the Company (a “Share”) and one common share purchase warrant (each, a “Warrant”). Each Warrant entitles the holder to acquire one common share of the Company at a price of $2.25 per common share for a period of 24 months following the closing of the Offering. Finder’s fees of $45,130 and 28,175 finder’s warrants were paid on a portion of the proceeds raised, with each finder’s warrant having exercise terms identical to the Warrants issued. The warrants were valued at $16,095, which were recorded as a share issue cost within additional paid in capital for a net effect of $Nil.

Type of Issuance	Number of Shares	Total Value
Warrant Exercise	309,800	$145,880
Option Exercise	330,000	$33,000
Private Placement	947,150	$1,515,440
	1,586,950	$1,694,320

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance, August 31, 2017	8,844,506	0.29
Cancelled/Expired	(230,000)	0.17
Exercised	(6,364,145)	0.28
Issued	1,035,913	1.48
Balance, August 31, 2018	3,286,274	0.72
Exercised	(309,800)	0.47
Issued	975,325	2.25
Balance, November 30, 2018	3,951,799	1.11

The fair value of warrants granted as compensation warrants was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

November 30 2018
Expected volatility	117%
Risk-free interest rate	2.87%
Expected life	2.00 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.57

A summary of warrants outstanding as of November 30, 2018 is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Averag Exercise Price $
250,000	0.11 years	0.44
564,265	0.34 years	0.60
212,209	0.34 years	0.42
200,000	0.55 years	0.295
750,000	2.86 years	0.14
250,000	1.00 years	0.83
500,000	1.13 years	1.83
250,000	2.48 years	1.55
975,325	1.92 years	2.25
3,951,799	1.48 years	1.11

12.	Stock Options

The Company has established its 2007 Equity Incentive Plan, whereby the board of directors may grant up to 2,000,000 stock options to eligible employees and directors, the 2010 Stock Option Plan whereby the board of directors may, from time to time, grant up to 1,980,000 stock options to officers and employees, and its 2014 Stock Option Plan whereby the board of directors may, from time to time, grant up to 3,850,000 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised no later than five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

Fiscal 2019 Activity

The Company granted 390,000 stock options on common shares of the Company at a price of $1.27 for a period of five years, vesting over a period of three years during the period ended November 30, 2018.

Fiscal 2018 Activity

No stock options were granted during the period ended November 30, 2017.

A continuity schedule for stock options is presented below:

	Options Outstanding	Weighted Average Exercise Price $
Balance, August 31, 2017	3,320,875	0.15
Exercised	(545,875)	0.17
Granted	2,025,000	1.49
Balance, August 31, 2018	4,800,000	0.71
Exercised	(330,000)	0.10
Granted	390,000	1.27
Balance, November 30, 2018	4,860,000	0.80

The fair value of compensation options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

November 30 2018
Expected volatility	144%
Risk-free interest rate	2.89%
Expected life	5.00 years
Dividend yield	0.00%
Estimated fair value per option	$1.07

A summary of the stock options as at November 30 2018, is presented below:

Number of Stock Options	Number of Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $	Aggregate Intrinsic Value $
660,000	660,000	1.06 years	0.10	686,400
275,000	275,000	1.18 years	0.09	288,500
550,000	550,000	1.32 years	0.09	577,000
110,000	110,000	1.80 years	0.17	106,400
300,000	300,000	2.38 years	0.11	309,000
200,000	200,000	3.51 years	0.37	154,000
350,000	150,000	3.56 years	0.29	295,750
200,000	200,000	4.01 years	0.83	62,000
1,725,000	1,725,000	4.50 years	1.53	-
100,000	100,000	4.75 years	2.06	-
390,000	60,000	4.99 years	1.27	-
4,860,000	4,330,000	3.21 years	0.80	2,479,050

13.	Revenues

	Three Months Ended
	November 30 2018 $	November 30 2017 $
Product sales	2,257	8,008
Licensing revenue (Note 10)	19,902	16,250
Freight revenue	50	377
	22,209	24,635

The Company recognized licensing revenue on a pro-rated basis over the term of the Licensing Agreement (Note 10) and additional licensing fees as they were earned. The Company has determined that the support services form an insignificant portion of the licensing contract as they are substantially completed prior to delivery of the Technology and that delivery of the license is complete when the Technology is transferred to the licensee. Additional licensing fees and royalties are recognized as they are earned. During the period ended November 30, 2018, the Company recognized $Nil of deferred revenue (Note 10) and $19,902 of Licensing usage fees.

14.	Related Party Transactions

For the period ended November 30, 2018, the Company paid/accrued the following:

	November 30 2018 $	November 30 2017 $
Management, consulting and accounting services:
C.A.B Financial Services (“CAB”)(1)	36,000	36,000
M&E Services Ltd. (“M&E”)(1)	27,422	18,822
Docherty Management Limited (“Docherty Management”)(1)	34,278	35,292
Company controlled by a director – consulting	-	12,000
	97,700	102,114

_____________

(1) CAB is owned by the CEO of the Company, M&E is owned by the CFO of the Company, and Docherty Management Limited (“Docherty Management”) is owned by the President of the Company.

Due to related parties:

As at November 30, 2018, $21,654 (August 31, 2018 - $7,855) was payable to related parties included in due to related parties.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

15.	Segment Information

The Company’s operations involve the development and usage, including licensing, of its proprietary nutrient infusion Technology. Lexaria is centrally managed and its chief operating decision makers, being the president and the CEO, use the consolidated and other financial information supplemented by revenue information by category of alternative health consumer products and technology licensing to make operational decisions and to assess the performance of the Company. The Company has identified two reportable operating segments: Intellectual Property Licensing and Consumer Products. Licensing revenues are significantly concentrated on five licensees.

	IP Licensing	Consumer Products	Corporate	Consolidated Total
External Revenue
US	16,000	2,307	-	18,307
Canada	3,902	-	-	3,902
Total Revenue	19,902	2,307	-	22,209
CoGS	-	(2,158)	-	(2,158)
Operating Expenses	(397,150)	(28,952)	(295,340)	(721,442)
Segment Loss	(377,248)	(28,803)	(294,340)	(701,391)
Total Assets	360,020	117,750	3,066,444	3,544,214

16.	Commitments, Significant Contracts and Contingencies

As at November 30, 2018, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services (1) (2)	$12,000	Month to Month
Docherty Management Ltd. (1) (2)	CAD $15,000	March 1, 2019
M&E Services Ltd. (1)	CAD $12,000	June 1, 2021
Corporate Development	CAD $4,000	Month to Month
Corporate Development	CAD $1,000	January 16, 2019
Investor relations and communications – Alex Blanchard Capital(1)	CAD $7,500	Month to Month
Office Management(3)(4)	CAD $6,500	December 1, 2019
Research & Development	CAD $3,854	Month to Month
Office Rent(5)	CAD $4,823	November 15, 2023

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

Office Management Milestones

(3) Until December 1, 2018 for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving nonrefundable revenues of $200,000 would result in a restricted common share award of 75,000 Company shares; and from December 2, 2018, until December 1, 2019 for combined Lexaria Energy and ViPova products and including all sales efforts, achieving nonrefundable revenues of $200,000 would result in a restricted common share award of 40,000 Company shares; this clause limited to one payment per customer during the 24month period, but payable on each customer that meets these sales/licensing thresholds;

(4) Until December 1, 2018 for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving nonrefundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 150,000 Company shares; and, from December 2, 2018, until December 1, 2019 for combined Lexaria Energy and ViPova products and including all sales efforts, achieving nonrefundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 80,000 Company shares; this clause limited to one payment per fiscal quarter.

Corporate Offices

(5) Corporate office and R&D lab space leased in Kelowna, British Columbia, Canada until November 15, 2023 with an option to extend an additional five years. Base rent is CAN$12.56 per square foot until November 14, 2019, CAN$12.86 per square foot until November 14, 2021 and CAN $13.21 per square foot until November 14, 2023 plus common area maintenance and taxes.

17.	Prepaid Expenses

Prepaid expenses consist of the following at November 30, 2018 and August 31, 2018:

	November 30 2018 $	August 31 2018 $
Advertising & Conferences	122,999	137,654
Consulting Fees	4,618	4,555
Office & Insurance	28,566	21,533
Legal Fees	27,247	29,990
	183,430	193,732

18.	Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2018
Common Stock	25,000	-	(14,247)	10,753
Total	25,000	-	(14,247)	10,753
November 30, 2018
Common Stock	81,250	4,617	(14,247)	71,620
Total	81,250	4,617	(14,247)	71,620

Unrealized losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

19.	Subsequent Events

a)	Subsequent to November 30, 2018 250,000 warrants were exercised for a total of $110,000.

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

Our unaudited interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CAD$” refer to Canadian dollars and all references to “common shares” and “shares” refer to the common shares in our capital stock, unless otherwise indicated.

As used in this quarterly report, the terms “Lexaria” “we”, “us”, “our” and “Company” mean Company and/or our subsidiaries, unless otherwise indicated.

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

The Company’s food sciences activities include the development of our proprietary nutrient infusion technologies for the production of functional foods, and the production of enhanced food products under our consumer product brands, ViPova™, Lexaria Energy™ and ChrgD+TM. The Company’s patented lipid nutrient infusion technology DehydraTECHTM is believed to improve taste, rapidity and delivery of bioactive compounds that include cannabinoids, vitamins, NSAIDs, nicotine and other molecules compared to what is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery.

We began filing patent applications on our intellectual property during 2015 through the US Patent Office (USPTO), and also internationally under the Patent Cooperation Treaty (PCT). We were granted our first patent in October of 2016 and to date have been granted six patents through the USPTO and two in Australia.

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

As at November 30, 2018, we have identified two reportable operating segments: Intellectual Property Licensing and Consumer Products.

We maintain our registered agent’s office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (755) 322-0626.

The address of our principal executive office is 156 Valleyview Rd, Kelowna BC Canada V1X3M4. We have administrative functions located in Phoenix, Arizona. Subsequent to November 30, 2018, our offices will be moving to Unit 100 – 740 McCurdy Road, Kelowna BC V1X2P7 with the anticipated opening date for the new offices during first quarter of calendar 2019.

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

Our current patent portfolio includes patent family grants relating to: Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste, and the use of DehydraTECHTM technology as a delivery platform for a wide variety of Active Pharmaceutical Ingredients (“APIs”) encompassing all cannabinoids including THC; fat soluble vitamins; non-steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine.

To date, the following patents have been awarded:

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	5/15/2018
US 9,974,739 B2	5/22/2018
US 10,084,044 B2	9/25/2018
US 10,103,225 B2	10/16/2018
AUS 2015274698	6/15/2017
AUS 2017203054	8/30/2018
AUS 2018202562	8/30/2018
AUS 2018202583	8/30/2018

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

During the three-month period ended November 30, 2018, and up to the date of this report, we experienced the following significant corporate developments:

On September 7, 2018, the Company announced additions to its patent portfolio. Three new Australian patents were granted to Lexaria by the Australian Patent Office, bringing the Company’s worldwide patent portfolio to eight issued patents: four each in the US and Australia. All eight patents are within Lexaria’s first patent family, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”, and significantly strengthen Lexaria’s intellectual property claims in the US and Australia. The three new Australian patents are projected to expire on June 10, 2035.

The US Patent & Trademark Office also issued two new Notices of Allowance for pending patent applications and the Company expects to receive corresponding US issued patents prior to year-end 2018. The Company is concurrently pursuing accelerated examination in Australia based on these US Notices of Allowance and expects two new Australian patents to also be issued prior to year-end 2018. If issued in both the US and Australia, the Company will then hold twelve issued patents within its first patent family and continues to pursue claims in corresponding pending applications within this first patent family around the world. Lexaria has now filed a total of over 50 patent applications across nine current patent families.

On September 7, 2018, the Company announced the filing of a new strategic patent application. The new provisional patent application is entitled “Lipophilic Active Agent Infused Tobacco Leaves and/or Tobacco Materials and Methods of Use Thereof”. This application represents Lexaria’s tenth patent family and expands the applicability of the already-patented DehydraTECHTM technological process to impart benefits to tobacco leaves that may be utilized to deliver compounds that may or may not include nicotine.

Lexaria also announced it cancelled the contract announced on April 25, 2018 with GP Holdings LLC due to ongoing delays and non-performance.

On October 10, 2018, the Company announced it has completed the creation of four wholly-owned subsidiary companies. This new corporate structure more suitably reflects the distinct customer bases and business applications for each subsidiary, thereby allowing the Company to focus its future research and consider financing structures and industry partnerships specifically optimized to each.

•	Lexaria CanPharm Corp., a Canadian company focused on providing DehydraTECHTM technology and other enhancements to the global cannabis industry.
•	Lexaria Nicotine Corp., a US company with a global license to provide DehydraTECH technology to the global nicotine and tobacco industries.
•	Lexaria Hemp Corp., a US company globally licensed to provide DehydraTECH to the rapidly growing hemp-based foods and supplements industries.
•	Lexaria Pharmaceutical Corp., a US company globally empowered to license DehydraTECH to the large and diverse pharmaceutical sectors.

On October 16, 2018, the Company announced it was granted two new US patents. Lexaria now has six granted patents in the US and four granted patents in Australia. All ten of these patents are within Lexaria’s first patent family, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”. Specifically, the two new patents are related to certain cannabinoid infused beverage compositions utilizing Lexaria’s proprietary DehydraTECH process. Newly granted patent numbers US 10,103,225 B2 and US 10,084,044 B2 provide protection for compositions as well as methods for making the compositions, each of which include the use of both non-psychoactive cannabinoids such as CBD and also psychoactive cannabinoids such as THC.

On October 31, 2018, the Company closed a non-brokered private placement for gross proceeds of $1,515,440 (the “Offering”). The Offering consisted of 947,150 units (each, a “Unit”) at an issue price of $1.60 per Unit. Each Unit consists of one common share of the Company (a “Share”) and one common share purchase warrant (each, a “Warrant”). Each Warrant entitles the holder to acquire one common share of the Company at a price of $2.25 per common share for a period of 24 months following the closing of the Offering. Finder’s fees of $45,080 and 28,175 finder’s warrants were paid on a portion of the proceeds raised, with each finder’s warrant having exercise terms identical to the Warrants issued. The warrants were valued at $16,095, which were recorded as a share issue cost within additional paid in capital for a net effect of $Nil.

On November 13, 2018, the Company announced the launch of ChrgD+, a water-soluble, ready-mix hemp supplement powder packet formulation designed to be added to any drink. Lexaria engaged Cultivating Wellness Inc., a California-based brand development and distribution company, to create the ChrgD+ premium brand. Cultivating Wellness’ distribution network reaches tens of thousands of retail buyers in c-stores, grocery chains, specialty retail, and national accounts.

On November 26, 2018, the Company announced it submitted a research application under Health Canada’s Cannabis Tracking and Licensing System for the operation of a Kelowna-based R&D laboratory within Lexaria’s new head office. The laboratory will enhance Lexaria’s ability to formulate for analytical purposes, various products that may contain cannabinoids or other controlled substances. Lexaria expects to work on cannabinoid related formulations as soon as the lab receives its research license to do so. Experimental work on nicotine formulations, nonsteroidal anti-inflammatory drugs, vitamins and other bioactive compounds of interest will also begin soon after completion of lab construction. Bringing this work in-house is expected to enable the Company to expand its work schedules while reducing costs and development timelines. Lexaria also appointed Dr. Ed Ergenzinger to its executive team as Chief Legal Officer and Senior Vice President of Innovation for the Company. Dr. Ergenzinger is a U.S. licensed patent attorney who also holds a doctorate in Neuroscience (with concentrations in Pharmacology and Physiology) and is an Adjunct Professor of Law.

For the three-month period ended November 30, 2018, the following table summarizes the share issuances and related values:

Type of Issuance	Number of Shares	Total Value
Warrant Exercise	309,800	$145,880
Option Exercise	330,000	$33,000
Private Placement	947,150	$1,515,440
	1,586,950	$1,694,320

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

PoViva Tea Corp. has filed multiple patents pending and has received several granted patents to bind active hemp oil ingredients with a lipid, potentially allowing for more efficient and comforting delivery of the CBD.

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

Through the November 2014 acquisition of 51% of Poviva Tea LLC, and October 2017 100% acquisition, Lexaria acquired control of certain patents pending with the United States Patent Office. Lexaria has worked to broaden the patents and extend their utility to molecules other than those originally named.

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

On October 26, 2016, the USPTO issued U.S Patent No. 9474725, Cannabinoid Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to our method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. This is the Company’s first patent granted and has a publish date of October 27, 2016 (June 15 2017 in Australia No. 2015274698) and protects our technology for twenty years. On December 12, 2017, the USPTO granted patent number US 9,839,612 B2 for the use of DehydraTECHTM technology as a delivery platform. On May 22, 2018 patent US 9,974,739 B2, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” was granted providing for “composition of matter” claims that protect the specific combination of substances which enable improved taste and bioabsorption properties of its DehydraTECH™ technology for the delivery of cannabinoids. On May 15, 2018 patent US 9,972,680 B2, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” was granted providing claims that protect processes for making specific compositions of matter for enhanced cannabinoid delivery utilizing its DehydraTECH™ technology. On August 31, 2018 Australian patents 2017203054, 2018202562, and 2018202583 were granted. On September 25, 2018 the USPTO granted US 10,084,044 B2 and on October16, 2018 US 10,103,225 B2 within the same patent family.

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

In addition to the above described scientific testing and validation studies, Lexaria has also conducted various cannabinoid formulation experiments, together with potential DehydraTECHTM licensee partners, on chocolates, candies, gummies, mouth-melts, chocolate bars, protein bars, beverages such as beer, spices, tea, coffee, supplements and more over the past several years. Beverage formulations have produced cannabinoid water-based products including de-alcoholized beer that mask unwanted cannabis flavor and are fast acting. Chocolate formulations were reported as being the fastest acting, most consistent, and best-tasting products relative to comparator control formulations in approximately 70% of cases in a recent 2017 consumer study. As well, on March 22, 2016, Lexaria announced results from another chocolate formulation consumer study in which test subjects ranked those chocolates that had been created with Lexaria’s technology as the best tasting, most palatable and providing the best overall experience of the chocolates sampled. Furthermore, the test subjects in that study indicated a time of onset of the cannabis oil effects in as little as 15-20 minutes on average. The study included 12 volunteers who were all regular cannabis consumers with experience ingesting conventional edibles. All chocolates used in the study were blinded (unmarked) in order that the subjects could not discern the product formulations applied.

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

Our business plan anticipates that we will hire three to six employees and includes new office space that is under construction in order to facilitate a federally licensed Canadian laboratory on-premises for our internal R&D purposes. We expect to be able to utilize contracted third parties for most of our production and distribution needs, instead focusing our capital on higher value added aspects of the business such as research and development, and scientific testing. We have no current plans to build our own production facility.

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

The US Federal Government is contemplating the 2018 Farm Bill that may have significant positive impacts on industry segments that we operate and have products in and potentially change some of the regulatory compliance risks that may affect our business. The Bill includes lifting restrictions on advertising, marketing, banking and other financial services as well as allowing interstate commerce for hemp and hemp-derived cannabidiol (CBD), remove barriers for intellectual property protections under federal law such as patents and trademarks, as well as several other measures that may positively impact these industry segments overall. The impact the Bill may have on other regulatory bodies and their regulations will require ongoing monitoring to determine the outcome and timing of any revisions. Subsequent to November 30th 2018, the 2018 Farm Bill was passed and signed into law.

Significant Acquisitions and Dispositions

We have leased a new head-office location in Kelowna, Canada, that includes the purchase and construction of office equipment, furniture, computers, and communications systems. We are also in-progress of the construction of a federal licensed Canadian laboratory on-premises for our internal R&D purposes, for which a license application has been filed with Health Canada. Final costs are not known at this time but could amount to $400,000 - $600,000.

Contractors

We primarily use sub-contractors and consultants in the intellectual property development and licensing, and alternative health product sectors. We anticipate the addition of three employees during our second fiscal quarter and additional research personnel upon license approval from Health Canada for the research lab. We primarily engage with consultants to serve our executive needs.

The Company had an agreement with CAB for a consulting fee of $12,000 per month. The term of the agreement is two years but can be terminated by either party by providing two months notice, which continues on a month to month basis. The Company may pay Mr. Bunka a bonus from time to time, at its sole discretion. Mr. Bunka will be entitled to receive common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with CAB:

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

Research and Development

Lexaria incurred $96,973 (2017 $110,392) in research and development expenditures during the period ending November 30, 2018. Specific R&D programs are in ongoing development and will be tightly related to our financial ability to undertake each research phase for each molecule. Due to our expanding portfolio coverage, we are continuing to examine accelerated timetable options for testing, research and development.

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

Equipment

Equipment is stated at cost less accumulated depreciation and depreciated using the straight-line method over its useful life.

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

Recent Accounting Guidance

In January 2016, FASB issued an ASU, Subtopic 82510, to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in fair value of equity investments, with certain exceptions, to be recognized through profit or loss rather than other comprehensive income. The Company adopted the standard September 1, 2018. The impact was not material and the $14,247 impact on the Company’s financial statements was included in income in the current period.

In February 2016 FASB issued ASU No. 201602, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for Lexaria beginning September 1, 2020, with early adoption permitted. Application of the amendments is through a cumulative effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 201802, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017 (the “2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures, but does not expect it to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 201807, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting. This is a simplification that involves several aspects of accounting for nonemployee share based payments resulting from expanding the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. The new standard will be effective for Lexaria for September 1, 2019. The company does not expect it to have a material impact on its consolidated financial statements.

Results of Operations – Three Months Ended November 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended November 30, 2017, which are included herein.

Our operating results for the three months ended November 30, 2018 and 2017 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended November 30 2018 $	Three Months Ended November 30 2017 $	Change Between the Periods $
Sales	22,209	24,635	(2,426)
Cost of Goods Sold	2,158	6,099	(3,941)
General and Administrative	721,442	593,703	127,739
Impairment of Inventory	-	3,546	(3,546)
Net loss	(701,391)	(578,713)	(122,678)

Our financial statements report a net loss of $701,391 for the three-month period ended November 30, 2018 compared to 2017 where we incurred a net loss of $578,713. During the three-month period ended November 30, 2018, our general and administrative expenses were higher compared to the three months ended November 30, 2017, which is a result of the increases in consulting expenses to address additional industry segments and increases for patent and trademark filing costs. These increases are in line with expectations for executing our business plan.

Revenue were primarily based on Licensing usage fees in line with contract requirements, while consumer product sales remain low due to challenges in securing expansive distribution opportunities, production challenges and payment processing changes. The Company continues to pursue more widespread distribution possibilities which have the potential to unlock more significant consumer revenues.

The trend of hemp oil fortified foods, and hemp seed products, gaining consumer acceptance continued and provides a reason to believe that sales could increase. Those trends should support higher potential consumer product sales. In addition, legislative trends in America and in many nations around the world such as Canada and the UK are supportive of additional opportunities in the hemp-based foods and supplements sector. Those trends could support higher potential consumer product sales. Release of the TurboCBDTM product was successful but sales were limited by changes to payment processing services outside of the Company’s control. At the time of this report the Company had extinguished its supplies of certain products like protein bars and the lack of inventory was also a negative impact on consumer product sales potential.

For 2019 the Company expects to continue to derive the majority of its revenues from technology licensing to third parties noting that IP Territory fees are recognized when new definitive license agreements occur and IP Usage fees are dependent up on licensees opportunity to implements the technology based upon regulatory approval. Canadian regulatory approval for ingestible products is anticipated within 12 months of the October 17, 2018 legalization of recreational cannabis in that country. At August 31, 2015 the Company had zero technology licensing agreements entered. By August 31, 2016 we had entered several LOI’s or definitive agreements related to technology out-licensing. During the period ended August 31, 2018 we have entered into six new licensing agreements that increased our IP licensing revenue and we expect additional revenue will be generated from the licensees utilizing the technology in their processes from the usage fees as their production and sales occur. It is the Company’s view that the December 9, 2017, grant of patent US 9,839,612 B2, the grants of US 9,972,680 B2 and US 9,974,739 B2 during May 2018, the September 25, 2018 grant of US 10,084,044 B2, the October 16, 2018 grant of US 10,103,225 B2 and its expanding patent portfolio are positive steps in enabling the generation of more significant revenues. At the time of this report the Company has entered more than 10 formal letters of intent or definitive agreements and is negotiating more.

We do not expect that all of the Letters of Intent into which we enter will result in definitive agreements with paying customers and cannot predict how many will. We believe that strengthening and expanding our intellectual property portfolio and conducting supportive R&D will jointly contribute to strengthening revenue prospects.

Liquidity and Financial Condition

Working Capital	November 30 2018 $	August 31 2018 $
Current assets	3,230,842	2,284,051
Current liabilities	129,938	43,640
Working capital balance (deficiency)	3,100,904	2,240,411

The Company’s working capital balance increased during the three months ended November 30, 2018, as a result of the completion of a private placement in October, 2018 for $1,470,310 net of fees and $178,880 from the exercise of options and warrants.

	Three Months Ended
Cash flows	November 30 2018 $	November 30 2017 $
Cash flows used in operating activities	(564,314)	(570,321)
Cash flows used in investing activities	(167,200)	(85,715)
Cash flows provided by financing activities	1,649,190	282,401
Increase (decrease) in cash	917,676	(323,635)

Operating Activities

The increase in the net cash used in operating activities during the three months ended November 30, 2018, is primarily as a result of the completion of a private placement in October, 2018 and ongoing exercises of options and warrants. Operating activities remained relatively consistent between the comparison periods with small decreases in advertising and promotions, and travel, and increase to ongoing legal fees for patent and trademark filings.

Investing Activities

During the three months ended November 30, 2018, the Company continued its investment in expanding its patent and trademark filings and began the renovations for the new head office location with in-house Health Canada compliant research lab.

Financing Activities

During the period ended November 30, 2018, the Company raised a total of $1,649,190 from equity issuances, relating to the private placement closed in October 2018 and the ongoing exercises of its outstanding stock options and warrants.

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

As of November 30, 2018, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and our chief executive and chief financial officer (also our principal executive and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive and financial officer (also our principal executive and accounting officers) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2018, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended November 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our revenues now are generated from out licensing of our technology. We should be considered to be a start-up: the revenue recognized for the period ended November 30, 2018 was $22,209.

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

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Plan of Conversion (included as Schedule “A” to the proxy statement/prospectus)
(3)*	Articles of Incorporation and Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	2007 Equity Incentive Plan
4.2	2010 Equity Compensation Plan
4.3	2014 Stock Option Plan
4.4	Specimen ordinary share certificate
(5)	Opinion regarding Legality
5.1	Opinion of Macdonald Tuskey regarding the legality of the securities being registered
(8)	Opinions regarding Tax Matters
8.1	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding U.S. tax matters
8.2	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding Canadian tax matters
(10)	Material Contracts
10.1	Membership Purchase Agreement dated October 23, 2017 with Marian Washington and Michele Reillo (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed November 2, 2017)
10.2	Services Agreement dated August 15, 2017 with Adam Mogil
10.3	Management Services Agreement dated June 19, 2017 with Dr. Phil Ainslie
10.4	Management Services Agreement dated June 1, 2017 with M&E Services Ltd. (Spissinger)
10.5	Marketing Agreement dated March 24, 2017 with Dig Media Inc.
10.6	Management Services Agreement dated March 1, 2017 with Docherty Management Ltd.
10.7	Collaborative Research Agreement dated February 6, 2017 with National Research Counsel
10.8	Services Agreement dated January 1, 2017 with Correlation Capital Inc.
10.9	Management Services Agreement dated December 1, 2016 with CAB Financial Services ltd.
10.10	Private Label Agreement dated September 5, 2016 with Timeless Herbal Care Limited
10.11	Intellectual Property License Agreement dated September 3, 2016 with Timeless Herbal Care Limited
10.12	Private Placement Subscription Agreement dated July 5, 2016 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed August 16, 2016)
10.13	Licensing Agreement dated May 14, 2016 of Lexaria Bioscience Corp. (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed May 20, 2016)
10.14	License Agreement dated August 11, 2015 with PoViva Tea LLC (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed August 12, 2015)
10.15	Share Purchase Agreement dated June 24, 2015 with Shaxon Enterprises Ltd. (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed June 26, 2015)
10.16	Letter of Intent dated June 10, 2014 with Shaxon Enterprises (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed June 12, 2015)
10.17	Operating Agreement dated November 11, 2014 with Poppy’s Teas LLC (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed November 12, 2014)
10.18	Joint Venture Agreement dated May 27, 2014 with Lexaria (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2014)
10.19	Joint Venture Agreement dated March 5, 2014 with Enertopia Corp. et al. (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed March 5, 2014)
10.20	Consulting Agreement with JGRNT dated January 17, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed January 22, 2018)
10.21	Licensing Agreement with Cannfections Group Inc. dated January 25, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed January 25, 2018)
10.22	Licensing Agreement with Neutrisci International Corp. dated February 23, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed March 2, 2018)

10.23	Licensing Agreement with Biolog, Inc. dated February 23, 2018 (incorporated by reference as exhibit 10.2 of our Current Report on Form 8-K filed March 2, 2018)
10.24	Form S-4/A Amendment No. 2 filed March 1, 2018
10.25	424B3 Notice Of Annual And Special Meeting Proxy Statement/Prospectus Summary
10.26	Licensing agreement with GP Holdings LLC dated April 20, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed April 26, 2018)
10.27	Licensing agreement with Nuka Enterprises LLC dated April 24, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2018)
10.28	Consulting contract with Nuka Enterprises, LLC dated May 25, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed June 4, 2018)
10.29	Licensing Agreement with Hill Street Beverages Co. dated July 30, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed August 2, 2018)
(21)	Subsidiaries
21.1	Lexaria Canpharm Corp., a Canadian federal company
21.2	Poviva Tea Corp, a Nevada corporation
21.3	Lexaria Hemp Corp., a Delaware corporation
21.4	Learia Nicotine Corp., a Delaware corporation
21.5	Lexaria Pharma Corp., a Delaware corporation
(23)	Consents of Experts and Counsel
23.1	Consent of Macdonald Tuskey (Included in Exhibit 5.1)
23.2	Consent of Dale Matheson Carr-Hilton Labonte LLP (Included in Exhibit 8.1)
23.3	Consent of Dale Matheson Carr-Hilton Labonte LLP (Included in Exhibit 8.2)
23.4	Consent of Davidson & Company LLP, Chartered Professional Accountants
23.5	Consent of MNP LLP, Chartered Accountants
31	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
32	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form SB-2 dated January 10, 2006.

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

LEXARIA BIOSCIENCE CORP.

By:	/s/ “John Docherty“
John Docherty,
President and Director (Principal Executive Officer)
January 11, 2019

By:	/s/ “Chris Bunka“
Chris Bunka,
Chief Executive Officer, Chairman and Director (Principal Executive Officer)
January 11, 2019

By:	/s/ “Allan Spissinger“
Allan Spissinger CPA, CA
Chief Financial Officer (Principle Financial Officer)
January 11, 2019

