Form 10-Q
period 2019-02-28
Lexaria Bioscience Corp.
filed 2019-04-15
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number _____________________

Lexaria Bioscience Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#100 – 740 McCurdy Ave., Kelowna, British Columbia, Canada	V1X 2P7
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging Growth company	☐

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

78,387,134 common shares issued and outstanding as of April 12, 2019

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexaria Bioscience Corp.’s (“Lexaria” or the “Company”) unaudited interim consolidated financial statements for the six-month period ended February 28, 2019, form part of this quarterly report. They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	February 28	August 31
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$3,093,211	$1,727,184
Marketable Securities (Note 19)	71,127	10,151
Accounts and other receivables (Note 6)	219,105	265,751
Inventory (Note 7)	108,018	87,233
Prepaid expenses (Note 18)	149,103	193,732
Total Current Assets	3,640,564	2,284,051

Patents (Note 8)	200,186	146,538
Property & Equipment (Note 9)	432,793	1,237
	632,979	147,775
TOTAL ASSETS	$4,273,543	$2,431,826

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 10)	$494,458	$35,785
Due to related parties (Note 15)	5,621	7,855
Total Current Liabilities	500,079	43,640
TOTAL LIABILITIES	500,079	43,640

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 78,002,086 common shares at February 28, 2019
and 75,533,471 common shares at August 31, 2018	78,002	75,533
Additional paid-in capital	24,318,746	22,095,682
Accumulated other comprehensive loss	-	(14,247)
Deficit	(21,618,149)	(19,768,782)
Equity attributable to shareholders	2,778,599	2,388,186
Non-controlling Interest	994,865	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,273,543	$2,431,826

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28	February 28,	February 28	February 28,
	2019	2018	2019	2018

Revenue (Note 14)	$15,349	$171,958	$37,558	$196,593
Cost of Goods Sold	2,690	13,713	4,848	19,812
Gross profit	12,659	158,245	32,710	176,781

Expenses
Accounting and audit	17,495	16,478	27,067	34,169
Depreciation and Amortization (Note 8, 9)	10,086	462	11,689	837
Advertising and promotions	113,229	67,725	285,142	256,724
Consulting	603,427	1,198,253	846,418	1,340,419
Investor relations	-	-	-	188
Legal and professional	257,381	82,140	354,033	142,043
Office and miscellaneous	52,258	71,819	125,160	117,975
Research and development	66,083	75,762	163,056	186,154
Travel	20,293	22,544	39,499	50,377
Employees	25,627	-	25,627	-
Gain on disposal of assets	-	(3,998)	-	(3,998)
Unrealized loss (gain) on marketable securities (Note 19)	(109)	-	9,521	-
Inventory write-off (Note 7)	-	5,438	-	8,984
	1,165,770	1,536,623	1,887,212	2,133,872

Net loss and comprehensive loss for the period	(1,153,111)	(1,378,378)	(1,854,502)	(1,957,091)
Net loss and comprehensive loss attributable to:
Common shareholders	(1,147,976)	(1,378,378)	(1,849,367)	(1,957,091)
Non-controlling interest	(5,135)	-	(5,135)	-
Basic and diluted loss per share	(0.01)	(0.02)	(0.02)	(0.03)
Weighted average number of common shares outstanding
- Basic and diluted	77,507,550	70,414,177	76,079,651	69,519,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28	February 28
	2019	2018

Cash flows used in operating activities	$(1,854,502)	$(1,957,091)
Net loss for the period
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	64,044	122,562
Depreciation and amortization	11,689	837
Inventory write-off (Note 7)	-	8,984
Shares issued for services	131,000	183,426
Warrants issued for services	-	717,880
Unrealized loss on marketable securities	9,521	-
Change in working capital:
Accounts and other receivables	(9,604)	(142,992)
Inventory	(20,785)	(4,336)
Prepaid expenses	44,629	(27,156)
Accounts payable and accrued liabilities	458,673	30,873
Due to related parties	(2,234)	(37,096)
Unearned revenue	-	(17,083)
Net cash used in operating activities	(1,167,569)	(1,121,192)

Cash flows used in investing activities
Investment in Poviva	-	(70,000)
Investment from Altria (Note 3)	1,000,000	-
Patent	(55,743)	(32,042)
Property & Equipment	(441,150)	-
Net cash used in investing activities	(503,107)	(102,042)

Cash flows from financing activities
Proceeds from issuance of equity	2,030,489	1,007,591
Net cash from financing activities	2,030,489	1,007,591

Increase (decrease) in cash	1,366,027	(215,643)
Cash, beginning of period	1,727,184	2,533,337
Cash, end of period	3,093,211	2,317,694
Supplemental information of cash flows:
Common shares issued to settle accounts payable	$-	$12,000
Income tax paid in cash	$13,869	$-
Reclassification of NCI to additional paid in capital on acquisition	$-	$238,476
Subscription funds payable	$31,500	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEXARIA BIOSCIENCE CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL PAID-IN				TOTAL
	SHARES	AMOUNT $	CAPITAL $	DEFICIT $	NCI $	AOCI $	STOCKHOLDERS’ EQUITY $
Balance August 31, 2017	67,975,761	67,976	16,108,270	(13,169,939)	(238,476)	-	2,767,831
Non-controlling Interest	-	-	(308,476)	-	238,476	-	(70,000)
Exercise of stock options	55,000	55	12,446	-	-	-	12,501
Exercise of warrants	1,404,437	1,404	268,497	-	-	-	269,901
Net loss	-	-	-	(578,713)		-	(578,713)
Balance November 30, 2017	69,435,198	69,435	16,080,737	(13,748,652)	-	-	2,401,520
Shares issued for services	223,690	224	183,202	-	-	-	183,426
Stock based compensation	-	-	122,562	-	-	-	122,562
Warrants issued for services	-	-	717,880				717,880
Exercise of stock options	243,375	243	58,458	-	-	-	58,701
Exercise of warrants	1,195,042	1,195	665,293	-	-	-	666,488
Net loss	-	-	-	(1,378,378)	-	-	(1,378,378)
Balance February 28, 2018	71,097,305	71,097	17,828,132	(15,127,030)	-	-	2,772,199
Shares issued for services	500,000	500	639,500	-	-	-	640,000
Stock based compensation (Note 13)	-	-	1,980,142	-	-	-	1,980,142
Warrants issued for services	-	-	345,390	-	-	-	345,390
Exercise of warrants	1,300,000	1,300	330,700	-	-	-	332,000
Net loss	-	-	-	(3,424,912)	-	-	(3,424,912)
Other Comprehensive loss	-	-	-	-	-	(7,383)	(7,383)
Balance May 31, 2018	72,897,305	72,897	21,123,864	(18,551,942)	-	(7,383)	2,637,436
Shares issued for services	424,000	424	597,206	-	-	-	597,630
Shares to be issued for services	(500,000)	(500)	(639,500)	-	-	-	(640,000)
Non-controlling interest	-	-	(10,344)	-	-	10,344	-
Stock based compensation (Note 13)	-	-	499,535	-	-	-	499,535
Exercise of stock options	247,500	247	22,252	-	-	-	22,499
Exercise of warrants	2,464,666	2,465	502,669	-	-	-	505,134
Net loss	-	-	-	(1,216,840)	-	(10,344)	(1,227,184)
Other Comprehensive income	-	-	-	-	-	(6,864)	(6,864)
Balance, August 31, 2018	75,533,471	75,533	22,095,682	(19,768,782)	-	(14,247)	2,388,186

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEXARIA BIOSCIENCE CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL PAID-IN				TOTAL
	SHARES	AMOUNT $	CAPITAL $	DEFICIT $	NCI $	AOCI $	STOCKHOLDERS’ EQUITY $
Balance, August 31, 2018	75,533,471	75,533	22,095,682	(19,768,782)	-	(14,247)	2,388,186
Stock based compensation	-	-	64,044	-	-	-	64,044
Private placement of shares, net of issuance cost	947,150	947	1,469,363	-	-	-	1,470,310
Exercise of stock options	330,000	330	32,670	-	-	-	33,000
Non-controlling Interest	-	-	-	-	-	-	-
Exercise of warrants	309,800	310	145,570	-	-	-	145,880
Net loss	-	-	-	(701,391)		-	(701,391)
AOCI	-	-	-	-	-	14,247	14,247
Balance November 30, 2018	77,120,421	77,120	23,807,329	(20,470,173)	-	-	3,414,276
Shares issued for services	100,000	100	130,900	-	-	-	131,000
Exercise of stock options	50,000	50	18,450	-	-	-	18,500
Exercise of warrants	731,665	732	362,067	-	-	-	362,799
Net loss	-	-	-	(1,147,976)	-	-	(1,147,976)
Net loss non-controlling interest	-	-	-	-	(5,135)	-	(5,135)
Non-controlling Interest (Note 3)	-	-	-	-	1,000,000	-	1,000,000
Balance February 28, 2019	78,002,086	78,002	24,318,746	(21,618,149)	994,865	-	3,773,464

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LEXARIA BIOSCIENCE CORP. NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS February 28, 2019 (Expressed in U.S. Dollars)

1.	Organization, Business and Going Concern

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

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries; Lexaria CanPharm Corp., PoViva Corp., Lexaria Hemp Corp., and Lexaria Pharma Corp. On January 15, 2019, the Company announced the initial investment of $1,000,000 from Altria Ventures Inc., an indirect wholly owned subsidiary of Altria Group, Inc., for a 16.667% equity interest along with certain other rights in Lexaria Nicotine LLC. All significant intercompany balances and transactions have been eliminated.

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

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated financial statements for the year ended August 31, 2018, with the following update:

Property & Equipment

Property and Equipment are stated at cost less accumulated amortization and amortized using the straight-line method over their useful lives.

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

6.	Accounts and Other Receivables

	February 28 2019 $	August 31 2018 $
Trade and deposits receivable	5,727	5,200
Territory License Fee receivable (Note 13)	93,750	199,375
Sales tax receivable	119,628	61,176
	219,105	265,751

7.	Inventory

	February 28 2019 $	August 31 2018 $
Raw materials	40,675	29,355
Work in progress	25,928	48,126
Finished goods	41,415	9,752
	108,018	87,233

During the six months ended February 28, 2019, the Company wrote down $Nil (February 2018 - $8,984) of inventory to reflect its net realizable value.

8.	Intellectual Property

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

The following is a list of US capitalized patents held by the Company

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	5/15/2018	Food and Beverage Compositions Infused With
US 9,974,739 B2	5/22/2018	Lipophilic Active Agents and Methods of Use Thereof
US 10,084,044 B2	9/25/2018
US 10,103,225 B2	10/16/2018

Patents

	February 28 2019 $	August 31 2018 $
Balance – Beginning	146,538	62,827
Additions	55,743	85,399
Amortization*	(2,095)	(1,688)
Balance – Ending	200,186	146,538

* The patents are amortized over their legal life of 20 years.

9.	Property & Equipment

Cost	Opening Amortization $	Period Amortization $	August 31 2018 $
Equipment			3,094
Less accumulated amortization	(1,238)	(619)	(1,857)
Balance - Ending			1,237

Cost	Opening Amortization $	Period Amortization $	February 28 2019 $
Assets Under Construction			2,572
Less accumulated amortization	-	-	-
Leasehold Improvement			307,211
Less accumulated amortization	-	(5,343)	(5,343)
Computer Equipment			63,899
Less accumulated amortization	-	(2,014)	(2,014)
Furniture Fixtures Equipment			27,222
Less accumulated amortization	(1,857)	(687)	(2,544)
Lab Equipment			43,340
Less accumulated amortization	-	(1,550)	(1,550)
Balance	(1,857)	(9,594)	432,793

10.	Accounts Payable and Accrued Liabilities

	February 28 2019 $	August 31 2018 $
Accounts Payable
Trades Payable	26,020	30,487
Sales Tax Payable	745	1,869
Construction Payable	24,566	-
Legal Payable	38,802	3,429
Equipment Payable	38,302	-
Shares to be issued	31,500	-
	159,935	35,785

Accrued Liabilities
Contract	44,396	-
Share Based Compensation (Note 15)	217,988	-
Construction	72,139	-
	334,523	-
	494,458	35,785

11.	Unearned Revenue

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

	February 28 2019 $	August 31 2018 $
Balance – Beginning	-	17,803
Territorial License fees received	-	-
Advance payments on product sales	-	-
Earned revenue	-	(17,803)
Balance - Ending	-	-

12.	Common Shares and Warrants

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

Type of Issuance	Number of Shares	Total Value
Warrant Exercise(1)	1,041,465	$508,679
Option Exercise	380,000	$51,500
Private Placement	947,150	$1,515,440
Per Agreement(2)	100,000	$131,000
	2,468,615	$2,206,619

(1) Includes 301,665 broker warrants exercised for gross proceeds of $144,799

(2) The Company awarded the restricted common shares as required by consulting contracts.

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance, August 31, 2017	8,844,506	0.29
Cancelled/Expired	(230,000)	0.17
Exercised	(6,364,145)	0.28
Issued	1,035,913	1.48
Balance, August 31, 2018	3,286,274	0.72
Exercised	(1,041,465)	0.49
Issued	1,075,880	2.08
Balance, February 28, 2019	3,320,689	1.24

The fair value of warrants granted as compensation warrants was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

February 28 2019
Expected volatility	117%
Risk-free interest rate	2.87%
Expected life	2.00 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.57

A summary of warrants outstanding as of February 28, 2019 is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
384,265	0.09 years	0.60
11,099	0.09 years	0.42
200,000	0.31 years	0.295
750,000	2.62 years	0.14
250,000	0.76 years	0.83
500,000	0.88 years	1.83
250,000	2.24 years	1.55
975,325	1.67 years	2.25
3,320,689	1.47 years	1.24

13.	Stock Options

The Company has established its 2007 Equity Incentive Plan, whereby the board of directors may grant up to 412,500 stock options to eligible employees and directors, the 2010 Stock Option Plan whereby the board of directors may, from time to time, grant up to 1,512,500 stock options to officers and employees, and its 2014 Stock Option Plan whereby the board of directors may, from time to time, grant up to 2,157,500 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised no later than five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

Fiscal 2019 Activity

The Company granted in the period ending February 28, 2019:

Quantity*	Exercise Price $	Life (Years)
390,000	1.27	5
240,000	1.06	5
30,000	1.16	5
660,000

* Options granted vest over a period of three years.

Fiscal 2018 Activity

The Company granted in the period ending February 28, 2018, 200,000 stock options with an exercise price of $0.83 and an expiration date of December 1, 2022 to an officer of the Company, pursuant to an existing management contract.

A continuity schedule for stock options is presented below:

	Options Outstanding	Weighted Average Exercise Price $
Balance, August 31, 2017	3,320,875	0.15
Exercised	(545,875)	0.17
Granted	2,025,000	1.49
Balance, August 31, 2018	4,800,000	0.71
Exercised	(380,000)	0.14
Expired	(275,000)	0.91
Granted	660,000	0.83
Balance, February 28, 2019 (Outstanding)	4,805,000	0.86
Balance, February 28, 2019 (Exercisable)	4,025,000	0.84

The fair value of compensation options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

February 28 2019
Expected volatility	144%
Risk-free interest rate	2.89%
Expected life	5.00 years
Dividend yield	0.00%
Estimated fair value per option	$1.07

A summary of the stock options as at February 28, 2019, is presented below:

Number of Stock Options	Number of Stock Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $	Aggregate Intrinsic Value $
660,000	660,000	0.81 years	0.10	838,200
550,000	550,000	1.07 years	0.09	703,500
110,000	110,000	1.55 years	0.17	131,700
300,000	300,000	2.13 years	0.11	378,000
150,000	150,000	3.26 years	0.37	150,000
350,000	150,000	3.31 years	0.29	376,250
200,000	200,000	3.76 years	0.83	108,000
1,725,000	1,725,000	4.25 years	1.53	-
100,000	100,000	4.51 years	2.06	-
390,000	80,000	4.75 years	1.27	39,000
240,000	-	4.77 years	1.06	74,400
30,000	-	4.79 years	1.16	6,300
4,805,000	4,025,000	3.18 years	0.86	2,805,350

14.	Revenues

	Six Months Ended
	February 28 2019 $	February 28 2018 $
Product sales	5,436	11,709
Licensing revenue (Note 11)	32,000	184,083
Freight revenue	122	801
	37,558	196,593

The Company recognized licensing revenue on a pro-rated basis over the term of the Licensing Agreement (Note 11) and additional licensing fees as they were earned. The Company has determined that the support services form an insignificant portion of the licensing contract as they are substantially completed prior to delivery of the Technology and that delivery of the license is complete when the Technology is transferred to the licensee. Additional licensing fees and usage fees are recognized as they are earned. During the period ended February 28, 2019, the Company recognized $Nil of deferred revenue (Note 11) and $32,000 of Licensing usage fees.

15.	Related Party Transactions

For the period ended February 28, 2019, the Company paid/accrued the following:

	Contract	Share Based Compensation	February 28 2019 $	February 28 2018 $
Management, consulting and accounting services:
C.A.B Financial Services (“CAB”)(1)(2)	92,319	-	92,319	106,169
M&E Services Ltd. (“M&E”)(1)	56,238	-	56,238	196,252
Docherty Management Limited (“Docherty Management”)(1) (2)	83,263	-	83,263	105,328
Company controlled by a director Consulting	-	-	-	12,000
Board of Director Fees(2)	7,600	217,988	225,588	-
	239,420	217,988	457,408	419,749

(1) CAB is owned by the CEO of the Company, M&E is owned by the CFO of the Company, and Docherty Management Limited (“Docherty Management”) is owned by the President of the Company.

(2) Include accrued amounts for contract negotiations not completed by period end.

Due to related parties:

As at February 28, 2019, $5,621 (August 31, 2018 - $7,855) was payable to related parties included in due to related parties.

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

	IP Licensing	Consumer Products	Corporate	Consolidated Total
External Revenue	32,000	5,558	-	37,558
CoGS	-	(4,848)	-	(4,848)
Operating Expenses	(719,358)	(61,455)	(1,106,399)	(1,887,212)
Segment Loss	(687,358)	(60,745)	(1,106,399)	(1,854,502)
Total Assets	338,298	108,018	3,827,227	4,273,543

17.	Commitments, Significant Contracts and Contingencies

As at February, 2019, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services (1) (2)	$12,000	Month to Month
Docherty Management Ltd. (1) (2)	CAD $15,000	March 1, 2019
M&E Services Ltd. (1)	CAD $12,000	June 1, 2021
Corporate Development	CAD $4,000	Month to Month
Corporate Development	CAD $8,000	Month to Month
Investor relations and communications – Alex Blanchard Capital(1)	CAD $7,500	Month to Month
Office Management(3)(4)	CAD $6,500	December 1, 2019
Research & Development	CAD $3,854	Month to Month
Office Rent(5)	CAD $4,823	November 15, 2023

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

18.	Prepaid Expenses

Prepaid expenses consist of the following at February 28, 2019 and August 31, 2018:

	February 28 2019 $	August 31 2018 $
Advertising & Conferences	96,146	137,654
Consulting Fees	-	4,555
Office & Insurance	21,879	21,533
Legal Fees	27,578	29,990
	145,603	193,732

19.	Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2018
Common Stock	25,000	-	(14,247)	10,753
Total	25,000	-	(14,247)	10,753
February 28, 2019
Common Stock	81,250	4,124	(14,247)	71,127
Total	81,250	4,124	(14,247)	71,127

Unrealized losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

20.	Subsequent Events

a)	Subsequent to February 28, 2019 385,048 warrants were exercised for a total of $228,433.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. These statements relate to future events or our future financial performance. Any forward-looking statements are based on our present beliefs and assumptions as well as the information currently available to us. In some cases, you can identify forward-looking statements by terminology such as "may", “will”, "should", “could”, “targets”, “goal”, "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in Item 1(A) in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on November 14, 2018, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on any forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors may emerge and it is not possible to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Our unaudited interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "C$" or "CAD" refer to Canadian dollars and all references to "common shares" and "shares" refer to the common shares in our capital stock, unless otherwise indicated.

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

As at February 28, 2019, we have identified two reportable operating segments: Intellectual Property Licensing and Consumer Products.

We maintain our registered agent's office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (755) 322-0626.

The address of our principal executive office is Unit 100–740 McCurdy Road, Kelowna BC V1X2P7. We have administrative functions located in Phoenix, Arizona.

Our common stock is quoted on the OTCQX under the symbol "LXRP" and on the Canadian Securities Exchange under the symbol “LXX”.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008, by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents available free of charge at www.sedar.com.

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

To date, the following patents have been awarded:

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	5/15/2018
US 9,974,739 B2	5/22/2018
US 10,084,044 B2	9/25/2018
US 10,103,225 B2	10/16/2018
AUS 2015274698	6/15/2017
AUS 2017203054	8/30/2018
AUS 2018202562	8/30/2018
AUS 2018202583	8/30/2018
AUS 2018202584	1/10/2019

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

During the six-month period ended February 28, 2019, and up to the date of this report, we experienced the following significant corporate developments:

On September 7, 2018, the Company announced additions to its patent portfolio. Three new Australian patents were granted to Lexaria by the Australian Patent Office, bringing the Company’s worldwide patent portfolio to eight issued patents as of September 7, 2018: four each in the US and Australia. All eight patents are within Lexaria’s first patent family, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”, and significantly strengthen Lexaria’s intellectual property claims in the US and Australia. The three new Australian patents are projected to expire on June 10, 2035.

The US Patent & Trademark Office also issued two new Notices of Allowance for pending patent applications and the Company expects to receive corresponding US issued patents prior to year-end 2018. The Company is concurrently pursuing accelerated examination in Australia based on these US Notices of Allowance and expected two new Australian patents to be issued prior to year-end 2018, of which one was issued as of January 2019. As of February 28, 2018, the Company holds eleven issued patents within its first patent family and continues to pursue claims in corresponding pending applications within this first patent family around the world. Lexaria has now filed a total of over 50 patent applications across nine current patent families.

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

On December 7, 2018, the Company announced it hire additional personnel including a new corporate controller; head of legal division and other office staff. As a result of the positions created, Lexaria issued 240,000 stock options with an exercise price of $1.06, that vest 80,000 per year until April 15, 2021 and 30,000 options with an exercise price of $1,16 that vest 10,000 per year until April 15, 2021.

On January 15, 2019, the Company announced that its wholly-owned subsidiary Lexaria Nicotine LLC (“Lexaria Nicotine”) and Altria Ventures Inc., an indirect wholly owned subsidiary of Altria Group, Inc. (“Altria”), executed definitive agreements to pursue innovation in oral, reduced risk nicotine consumer products using Lexaria’s patented DehydraTECH™ technology. Altria is funding a milestone-based research & development program (“R&D Program”) in exchange for a minority equity interest in Lexaria Nicotine and certain DehydraTECH license rights. Altria will provide initial funding of $1 million, with the option for additional funding of up to $12 million through multiple phased private financings. Altria was granted a license to use Lexaria Bioscience’s DehydraTECH technology for oral nicotine delivery forms on an exclusive basis in the United States and a non-exclusive basis elsewhere globally. Altria will pay Lexaria Nicotine a royalty on revenue generated from the sale of nicotine products containing DehydraTECH, until such time it may acquire 100% ownership in Lexaria Nicotine. Altria will initially have the right to appoint one of the seven directors on Lexaria Nicotine’s board of directors and, through the additional phased investments, may have the right to appoint up to three of the seven directors. Altria has the option to acquire 100% ownership interest in Lexaria Nicotine commensurate with then-current fair market value.

On February 21, 2019, the Company announced additional findings upon completion of further data analyses from its 2018 randomized, placebo-controlled, double-blinded European human clinical study that evaluated TurboCBD™, the Company’s proprietary, DehydraTECH™ powered, cannabidiol (“CBD”) fortified hemp-oil capsule. A single 90mg dose of TurboCBD provided evidence of lower blood pressure; higher blood flow to the brain; faster delivery onset of CBD into the bloodstream; and, larger quantities of CBD within the blood compared to a single 90mg dose of generic CBD.

Key metabolic and hemodynamic performance findings linked to bioavailability enhancements were revealed in the study, which compared a 90 mg dose of Lexaria’s TurboCBD™ to a 90 mg dose without Lexaria’s DehydraTECH™ technology (the “positive control”) as well as a placebo, as follows:

•	Analysis of mean arterial blood pressure (MAP) at peak blood levels of CBD achieved with Lexaria’s TurboCBD™ demonstrated a significant reduction in MAP compared to placebo (95% CI; p=0.027). This finding was not observed with the dose-matched positive control formulation for which there was no significant decrease in MAP compared to placebo (95% CI; p=0.625);

•	Cerebral perfusion was also analysed by an index of conductance in the middle cerebral artery (MCA). The findings revealed that Lexaria’s TurboCBD™ caused the greatest increase in MCA conductance relative to both the positive control formulation and placebo (95% CI; p=0.017 and P=0.002 respectively);

Finally, over the six-hour study, analysis of the total area under the curve (AUC) demonstrated that Lexaria’s TurboCBD™ resulted in a notable trend for higher levels of CBD in the bloodstream overall than the positive control formulation with total AUC of 10,865 ± 6,322 observed with Lexaria’s formulation compared to 7,115 ± 2,978 observed with the positive control (95% CI; p=0.096). Furthermore, when normalized to body mass, the AUC at the peak CBD concentration was markedly and significantly (95% CI; p=0.02) higher with the TurboCBD™ 90 mg dose compared to the 90 mg dose positive control formulation.

For the six-month period ended February 28, 2019, the following table summarizes the share issuances and related values:

Type of Issuance	Number of Shares	Total Value
Warrant Exercise(1)	1,041,465	$508,679
Option Exercise	380,000	$51,500
Private Placement	947,150	$1,515,440
Per Agreement(2)	100,000	$131,000
	2,468,615	$2,206,619

(1) Includes 301,665 broker warrants exercised for gross proceeds of $144,799

(2) The Company awarded the restricted common shares as required by consulting contracts.

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

The Alternative Health sector is large and growing. A long-term Medical Expenditure Panel Survey was conducted from 2002 until 2008 with at least 29,370 subjects asked repeatedly if they had seen any kind of health care practitioner in the previous six months. The survey recorded whether the health care provider was a “complementary and alternative medicine care professional,” including “homeopathic, naturopathic, or herbalist.”

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

Lexaria has launched a line of premium products, always relying on our DehydraTECHTM patented infusion process, to bring hemp oil into the mainstream. Because hemp oil does not have psychoactive properties we expect our products to appeal to the widest possible customer base. To date we will focus our sales efforts across the continental USA. Some studies have found that 3% of the Canadian population regularly consumes hemp food products, while 1% of the American population regularly consumes hemp food products. We believe the consumption of hemp-based food products offers exceptional growth possibilities.

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

Lexaria has a main corporate website (www.lexariabioscience.com) as well as smaller e-commerce focused websites devoted to consumer products. The majority of product sales have taken place through the e-commerce websites. A contracted national distribution center ensures rapid and accurate fulfillment of all orders. A 1-800 ordering center has also been placed into operation.

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

RELEVANCE: Lexaria postulates that enhanced delivery of nicotine to satisfy current demand, utilizing our patented lipid-delivery technology, in non-combusted, oral product formats, could shift demand away from smoking cigarettes and vaping e-cigarettes. Since most of the adverse health outcomes of nicotine consumption are associated with today's inhaled delivery methods and only to a lesser degree to the actual consumption of nicotine, there could be a vast positive community health outcome through the reduction in smoking and vaping tobacco products. Additional research and regulatory compliant investigations would need to be conducted before otherwise healthy oral product formats containing DehydraTECH-enabled nicotine could be introduced. Nicotine is a named molecule in the latest Lexaria patent applications.

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

Additional study analysis was released in February 2019:

Key metabolic and hemodynamic performance findings linked to bioavailability enhancements were revealed in the study, which compared a 90 mg dose of Lexaria’s TurboCBD™ to a 90 mg dose without Lexaria’s DehydraTECH™ technology (the “positive control”) as well as a placebo, as follows:

•	Analysis of mean arterial blood pressure (MAP) at peak blood levels of CBD achieved with Lexaria’s TurboCBD™ demonstrated a significant reduction in MAP compared to placebo (95% CI; p=0.027). This finding was not observed with the dose-matched positive control formulation for which there was no significant decrease in MAP compared to placebo (95% CI; p=0.625);
•	Cerebral perfusion was also analysed by an index of conductance in the middle cerebral artery (MCA). The findings revealed that Lexaria’s TurboCBD™ caused the greatest increase in MCA conductance relative to both the positive control formulation and placebo (95% CI; p=0.017 and P=0.002 respectively);

Finally, over the six-hour study, analysis of the total area under the curve (AUC) demonstrated that Lexaria’s TurboCBD™ resulted in a notable trend for higher levels of CBD in the bloodstream overall than the positive control formulation with total AUC of 10,865 ± 6,322 observed with Lexaria’s formulation compared to 7,115 ± 2,978 observed with the positive control (95% CI; p=0.096). Furthermore, when normalized to body mass, the AUC at the peak CBD concentration was markedly and significantly (95% CI; p=0.02) higher with the TurboCBD™ 90 mg dose compared to the 90 mg dose positive control formulation.

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

On February 26, 2018 the Company announced it entered an agreement with NeutriSci International Inc. ("NeutriSci") (TSX-V: NU, OTCQB: NRXCF) such that NeutriSci now owns 100% of Ambarii Trade Corporation and Lexaria has granted to NeutriSci an Intellectual Property License and Supply Agreement for the manufacturing and sale of CBD based products. This agreement has been terminated effective March 15, 2019.

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

Our business plan anticipates that we will hire three to six employees and includes new office space that is under construction in order to facilitate a federally licensed Canadian laboratory on-premises for our internal R&D purposes. As at February 28, 2019 office spaces are primarily complete and in-use, the laboratory space is also primarily complete with final equipment design and acquisition in progress and we have hired three employees. We expect to be able to utilize contracted third parties for most of our production and distribution needs, instead focusing our capital on higher value-added aspects of the business such as research and development, and scientific testing. We have no current plans to build our own production facility.

Our company relies on the business experience of our existing management, on the technical abilities of consulting experts, and on the technical and operational abilities of its operating partner companies to evaluate business opportunities.

Competition

The legal marijuana industry is comprised of several sub-sectors and is legal under different guidelines in many states though it remains illegal under most federal laws. Notwithstanding, the overall sector is generally recognized to be one of the fastest growing in the USA, with state-legal revenue of over $8 billion in 2016. Independent projections and publicized reports expect revenue of $20 billion or more in 2020, both as the sector gains in credibility and acceptance, and as more and more states legalize either medical use or adult recreational use; or both. In any fast growing industry, competition is expected to be both strong and also difficult to evaluate as to the most effective competitive threats. While we are an early adopter within the cannabinoid delivery sector, there are already reports of more than 300 public companies that have claimed to be involved in the sector in some fashion; and an unknown number of private companies. Our current strategies may prove to be ineffective as the sector grows and matures, and if so, we will have to adapt quickly to changing sectoral circumstances. Accordingly, the Company intends to aggressively pursue technology out-licensing opportunities not only within the cannabinoids sector where it is already active, but also across other sectors where its DehydraTECHTM technology is patent allowed and/or pending, including the opportunities in the vitamin and supplements sector, the pain relief sector and the nicotine products sector.

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

The US Federal Government passed the 2018 Farm Bill, in December of 2018, that may have significant positive impacts on industry segments that we operate and have products in and potentially change some of the regulatory compliance risks that may affect our business. The Bill includes lifting restrictions on advertising, marketing, banking and other financial services as well as allowing interstate commerce for hemp and hemp-derived cannabidiol (CBD), remove barriers for intellectual property protections under federal law such as patents and trademarks, as well as several other measures that may positively impact these industry segments overall. The impact the Bill may have on other regulatory bodies and their regulations will require ongoing monitoring to determine the outcome and timing of any revisions.

Significant Acquisitions and Dispositions

We have leased a new head-office location in Kelowna, Canada, that included the purchase and construction of office equipment, furniture, computers, and communications systems. We also constructed space for a federal licensed Canadian laboratory on-premises for our internal R&D purposes, for which a license application has been filed with Health Canada. Final costs are not known at this time but could amount to $400,000 - $600,000. Costs incurred to date are included in Capitalized Assets in the financial statements and notes.

Contractors

We primarily use sub-contractors and consultants in the intellectual property development and licensing, and alternative health product sectors. We have added three employees during our second fiscal quarter and additional research personnel are anticipated during fiscal 2019 and upon license approval from Health Canada for the research lab. We primarily engage with consultants to serve our executive needs.

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

Research and Development

Lexaria incurred $163,056 (2018 $186,154) in research and development expenditures during the period ending February 28,2019. Specific R&D programs are in ongoing development and will be tightly related to our financial ability to undertake each research phase for each molecule. Due to our expanding portfolio coverage, we are continuing to examine accelerated timetable options for testing, research and development.

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

Capital Assets

Capital assets are stated at cost less accumulated depreciation and depreciated using the straight-line method over their useful lives.

Patents

Capitalized patent costs represent legal costs incurred to establish patents. When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and are expensed as incurred. Capitalized patent costs are amortized on a straight-line basis over the remaining life of the patent.

Revenue Recognition

Product revenue

Revenue from the sale of alternative health products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured, which typically occurs upon shipment. The Company reports its sales net of the amount of actual sales returns. Sales tax collected from customers is excluded from net sales.

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

Results of Operations – Six Months Ended February 28, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended February 28, 2019, which are included herein.

Our operating results for the six-months ended February 28, 2019 and 2018 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended February 28 2019 $	Six Months Ended February 28 2018 $	Change Between the Periods $
Sales	37,558	196,593	(159,035)
Cost of Goods Sold	(4,848)	(19,812)	14,964
General and Administrative	(1,887,212)	(2,124,888)	246,660
Impairment of Inventory	-	(8,984)	8,984
Net loss	(1,854,502)	(1,957,091)	102,589

Our financial statements report a net loss of $1,854,502 for the six-month period ended February 28, 2019 compared to 2018 where we incurred a net loss of $1,957,091. During the six-month period ended February 28, 2019, our general and administrative expenses were lower compared to the six-months ended February 28, 2018, which is a result of the decreases in consulting expenses due to lower contractual share based and share based compensation expenses but include increases in legal expenditures relating to contract negotiations, new employees and advertising.

Revenue were primarily based on Licensing usage fees in line with contract requirements, while consumer product sales remain low due to challenges in securing expansive distribution opportunities, production challenges and payment processing changes. The Company continues to pursue more widespread distribution possibilities which have the potential to unlock more significant consumer revenues.

Results of Operations – Three Months Ended February 28, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended February 28, 2019, which are included herein.

Our operating results for the three months ended February 28, 2019 and 2018 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended February 28 2019 $	Three Months Ended February 28 2018 $	Change Between the Periods $
Sales	15,349	171,958	(156,609)
Cost of Goods Sold	(2,690)	(13,713)	11,023
General and Administrative	(1,165,770)	(1,531,185)	365,415
Impairment of Inventory	-	(5,438)	5,438
Net loss	(1,153,111)	(1,378,378)	225,267

Our financial statements report a net loss of $1,153,111 for the three-month period ended February 28, 2019 compared to 2018 where we incurred a net loss of $1,378,378. During the three-month period ended February 28, 2019, our general and administrative expenses were lower compared to the three-months ended February 28, 2018, which is a result of the decreases in consulting expenses due to lower contractual share based and share based compensation expenses but include increases in legal expenditures relating to contract negotiations, new employees and advertising.

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

For 2019 the Company expects to continue to derive the majority of its revenues from technology licensing to third parties noting that IP Territory fees are recognized when new definitive license agreements occur and IP Usage fees are dependent upon licensees opportunity to implements the technology based upon regulatory approval. Canadian regulatory approval for ingestible products is anticipated within 12 months of the October 17, 2018 legalization of recreational cannabis in that country. At August 31, 2015 the Company had zero technology licensing agreements entered. By August 31, 2016 we had entered several LOI’s or definitive agreements related to technology out-licensing. During the period ended August 31, 2018 we entered into six new licensing agreements that increased our IP licensing revenue and we expect additional revenue will be generated from the licensees utilizing the technology in their processes from the usage fees as their production and sales occur. It is the Company’s view that the December 9, 2017, grant of patent US 9,839,612 B2, the grants of US 9,972,680 B2 and US 9,974,739 B2 during May 2018, the September 25, 2018 grant of US 10,084,044 B2, the October 16, 2018 grant of US 10,103,225 B2 and its expanding patent portfolio are positive steps in enabling the generation of more significant revenues. At the time of this report the Company has entered more than 10 formal letters of intent or definitive agreements and is negotiating more.

We do not expect that all of the Letters of Intent into which we enter will result in definitive agreements with paying customers and cannot predict how many will. We believe that strengthening and expanding our intellectual property portfolio and conducting supportive R&D will jointly contribute to strengthening revenue prospects.

Liquidity and Financial Condition

Working Capital	February 28 2019 $	August 31 2018 $
Current assets	3,640,564	2,284,051
Current liabilities	500,079	43,640
Working capital balance (deficiency)	3,140,485	2,240,411

The Company’s working capital balance increased during the six months ended February 28, 2019, as a result of the completion of a private placement in October, 2018 for $1,470,310 net of fees and $560,179 from the exercise of options and warrants, and the agreement with Altria.

	Six Months Ended
Cash flows	February 28 2019 $	February 28 2018 $
Cash flows used in operating activities	(1,167,569)	(1,121,192)
Cash flows used in investing activities	(496,893)	(102,042)
Cash flows provided by financing activities	3,030,489	1,007,591
Increase (decrease) in cash	1,366,027	(215,643)

Operating Activities

The increase in the net cash used in operating activities during the six months ended February 28 2019, is primarily as a result of increases in legal expenses, hiring employees and reduction in revenues. Operating activities remained relatively consistent between the comparison periods with increases in advertising and promotions, increases to ongoing legal fees for patent and trademark filings, and legal fees for contract negotiations.

Investing Activities

During the six months ended February 28, 2019, the Company continued its investment in expanding its patent and trademark filings, renovations for the new head office location with in-house Health Canada compliant research lab, and equipment purchases.

Financing Activities

During the period ended February 28, 2019, the Company raised a total of $2,075,619 from equity issuances, relating to the private placement closed in October 2018 and the ongoing exercises of its outstanding stock options and warrants. In addition, $1,000,000 was raised relating to the research agreement and acquisition of 16.67% of Lexaria Nicotine by Altria.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable. The Company qualifies as a “Smaller Reporting Company” and, accordingly, this Item 3 and the related disclosure is not required.

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

As of February 28 2019, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and our chief executive and chief financial officer (also our principal executive and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive and financial officer (also our principal executive and accounting officers) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 28 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 28 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 28 2019, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended February 28 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our revenues now are generated from out licensing of our technology. We should be considered to be a start-up: the revenue recognized for the period ended February 28 2019 was $37,558

The food industry is highly competitive and there is no assurance that we will be successful in developing or successfully selling products.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Plan of Conversion (included as Schedule “A” to the proxy statement/prospectus)
(3)*	Articles of Incorporation and Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	2007 Equity Incentive Plan
4.2	2010 Equity Compensation Plan
4.3	2014 Stock Option Plan
4.4	Specimen ordinary share certificate
(5)	Opinion regarding Legality
5.1	Opinion of Macdonald Tuskey regarding the legality of the securities being registered
(8)	Opinions regarding Tax Matters
8.1	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding U.S. tax matters
8.2	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding Canadian tax matters
(10)	Material Contracts
10.1	Membership Purchase Agreement dated October 23, 2017 with Marian Washington and Michele Reillo (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed November 2, 2017)
10.2	Services Agreement dated August 15, 2017 with Adam Mogil
10.3	Management Services Agreement dated June 19, 2017 with Dr. Phil Ainslie
10.4	Management Services Agreement dated June 1, 2017 with M&E Services Ltd. (Spissinger)
10.5	Marketing Agreement dated March 24, 2017 with Dig Media Inc.
10.6	Management Services Agreement dated March 1, 2017 with Docherty Management Ltd.
10.7	Collaborative Research Agreement dated February 6, 2017 with National Research Counsel
10.8	Services Agreement dated January 1, 2017 with Correlation Capital Inc.
10.9	Management Services Agreement dated December 1, 2016 with CAB Financial Services ltd.
10.10	Private Label Agreement dated September 5, 2016 with Timeless Herbal Care Limited
10.11	Intellectual Property License Agreement dated September 3, 2016 with Timeless Herbal Care Limited
10.12	Private Placement Subscription Agreement dated July 5, 2016 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed August 16, 2016)
10.13	Licensing Agreement dated May 14, 2016 of Lexaria Bioscience Corp. (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed May 20, 2016)
10.14	License Agreement dated August 11, 2015 with PoViva Tea LLC (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed August 12, 2015)
10.15	Share Purchase Agreement dated June 24, 2015 with Shaxon Enterprises Ltd. (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed June 26, 2015)
10.16	Letter of Intent dated June 10, 2014 with Shaxon Enterprises (incorporated by reference to exhibit 10.1 of Current Report on Form 8-K filed June 12, 2015)
10.17	Operating Agreement dated November 11, 2014 with Poppy’s Teas LLC (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed November 12, 2014)
10.18	Joint Venture Agreement dated May 27, 2014 with Lexaria (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2014)
10.19	Joint Venture Agreement dated March 5, 2014 with Enertopia Corp. et al. (incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed March 5, 2014)
10.20	Consulting Agreement with JGRNT dated January 17, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed January 22, 2018)
10.21	Licensing Agreement with Cannfections Group Inc. dated January 25, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed January 25, 2018)
10.22	Licensing Agreement with Neutrisci International Corp. dated February 23, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed March 2, 2018)
10.23	Licensing Agreement with Biolog, Inc. dated February 23, 2018 (incorporated by reference as exhibit 10.2 of our Current Report on Form 8-K filed March 2, 2018)

10.24	Form S-4/A Amendment No. 2 filed March 1, 2018
10.25	424B3 Notice Of Annual And Special Meeting Proxy Statement/Prospectus Summary
10.26	Licensing agreement with GP Holdings LLC dated April 20, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed April 26, 2018)
10.27	Licensing agreement with Nuka Enterprises LLC dated April 24, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2018)
10.28	Consulting contract with Nuka Enterprises, LLC dated May 25, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed June 4, 2018)
10.29	Licensing Agreement with Hill Street Beverages Co. dated July 30, 2018 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed August 2, 2018)
10.30	Investment Agreement with subsidiary of Altria Group, Inc. dated January 15, 2019 (incorporated by reference as exhibit 10.1 of our Current Report on Form 8-K filed January 22, 2019)
10.31	License Agreement with subsidiary of Altria Group, Inc. dated January 15, 2019 (incorporated by reference as exhibit 10.2 of our Current Report on Form 8-K filed January 22, 2019)
10.32

Amended and Restated Limited Liability Company Agreement of Lexaria Nicotine LLC with subsidiary of Altria Group, Inc. dated January 15, 2019 (incorporated by reference as exhibit 10.4 of our Current Report on Form 8-K filed January 22, 2019)

(21)	Subsidiaries
21.1	Lexaria Canpharm ULC, a British Columbia Canada company
21.2	Poviva Corp, a Nevada corporation
21.3	Lexaria Hemp Corp., a Delaware corporation
21.4	Learia Nicotine LLC, a Delaware corporation
21.5	Lexaria Pharma Corp., a Delaware corporation
21.6	Lixaria Canpharm Holding Corp., a Nevada corporation
(23)	Consents of Experts and Counsel
23.1	Consent of Macdonald Tuskey (Included in Exhibit 5.1)
23.2	Consent of Dale Matheson Carr-Hilton Labonte LLP (Included in Exhibit 8.1)
23.3	Consent of Dale Matheson Carr-Hilton Labonte LLP (Included in Exhibit 8.2)
23.4	Consent of Davidson & Company LLP, Chartered Professional Accountants
23.5	Consent of MNP LLP, Chartered Accountants
31	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
32	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________

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
April 12, 2019

By:	/s/ " Chris Bunka "
Chris Bunka,
Chief Executive Officer, Chairman and Director (Principal Executive Officer)
April 12, 2019

By:	/s/ " Allan Spissinger "
Allan Spissinger CPA, CA
Chief Financial Officer (Principle Financial Officer)
April 12, 2019

