Form 10-Q
period 2019-05-31
Lexaria Bioscience Corp.
filed 2019-07-08
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number ________________

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

78,637,134 common shares issued and outstanding as of July 8, 2019

Page 2 of 49

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Lexaria Bioscience Corp.’s (“Lexaria” or the “Company”) unaudited interim consolidated financial statements for the nine-month period ended May 31, 2019, form part of this quarterly report.  They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles (US GAAP).

Page 3 of 49

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	May 31	August 31
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$1,995,842	$1,727,184
Marketable securities (Note 19)	74,840	10,151
Accounts and other receivables (Note 6)	225,834	265,751
Inventory (Note 7)	188,275	87,233
Prepaid expenses (Note 18)	122,808	193,732
Total Current Assets	2,607,599	2,284,051

Patents (Note 8)	242,748	146,538
Property & equipment (Note 9)	606,751	1,237
	849,499	147,775
TOTAL ASSETS	$3,457,098	$2,431,826

LIABILITIES
Current

Accounts payable and accrued liabilities (Note 10)	$111,298	$35,785
Due to related parties (Note 15)	20,995	7,855
Total Current Liabilities	132,293	43,640
TOTAL LIABILITIES	132,293	43,640

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 78,437,134 common shares at May 31, 2019 and 75,533,471 common shares at August 31, 2018	78,437	75,533
Additional paid-in capital	25,890,921	22,095,682
Accumulated other comprehensive loss	-	(14,247)
Deficit	(22,789,954)	(19,768,782)
Equity attributable to shareholders	3,179,404	2,388,186
Non-controlling Interest	145,401	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,457,098	$2,431,826

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Page 4 of 49

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
Revenue (Note 14)	$59,931	$140,340	$97,489	$336,933
Cost of Goods Sold	3,096	2,427	7,944	22,239
Gross profit	56,835	137,913	89,545	314,694

Expenses
Accounting and audit	4,407	14,773	31,474	48,942
Depreciation and Amortization (Note 8, 9)	22,666	527	34,355	1,364
Advertising and promotions	114,706	175,770	399,848	432,494
Consulting (Notes 12, 13, 15)	280,893	3,115,389	1,127,311	4,455,808
Investor relations	62,309	-	62,309	188
Legal and professional	192,677	65,091	546,710	207,134
Office and miscellaneous	81,876	64,779	207,036	182,754
Research and development	231,035	93,067	394,091	279,221
Travel	33,371	29,804	72,870	80,181
Employees	224,544	-	250,171	-
Gain on disposal of assets	-	-	-	(3,998)
Unrealized loss (gain) on marketable securities (Note 19)	(3,713)	-	5,808	-
Inventory write-off (Note 7)	-	3,625	-	12,609
	1,244,771	3,562,825	3,131,983	5,696,697
Net loss and comprehensive loss for the period	(1,187,936)	(3,424,912)	(3,042,438)	(5,382,003)
Net loss and comprehensive loss attributable to:
Common shareholders	(1,177,046)	(3,424,912)	(3,021,172)	(5,382,003)
Non-controlling interest	(16,131)	-	(21,266)	-
Basic and diluted loss per share	(0.01)	(0.05)	(0.04)	(0.08)
Weighted average number of common shares outstanding
-Basicanddiluted	80,550,438	71,042,049	77,509,193	70,239,898

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Page 5 of 49

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31	May 31
	2019	2018
Cash flows used in operating activities
Net loss for the period	$(3,042,438)	$(5,382,003)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Stock based compensation	507,310	2,102,704
Depreciation and amortization	34,355	1,364
Inventory write-off (Note 7)	-	12,609
Non-cash consideration for licensing – revenue	-	(25,000)
Shares to be issued for services – consulting	-	640,000
Shares issued for services	131,000	183,426
Warrants issued for services	52,817	1,063,270
Unrealized loss on marketable securities	5,808	-
Change in working capital:
Accounts and other receivables	(16,333)	(222,484)
Inventory	(101,042)	(21,910)
Prepaid expenses	70,924	(12,191)
Accounts payable and accrued liabilities	75,513	29,959
Due to related parties	13,140	(33,580)
Unearned revenue	-	(17,083)
Net cash used in operating activities	(2,268,946)	(1,680,919)

Cash flows used in investing activities
Investment in Poviva	-	(70,000)
Patent	(99,418)	(58,640)
Property & Equipment	(636,661)	-
Net cash used in investing activities	(736,079)	(128,640)

Cash flows from financing activities
Proceeds from issuance of equity	3,273,683	1,339,591
Net cash from financing activities	3,273,683	1,339,591

Increase (decrease) in cash	268,658	(469,968)
Cash, beginning of period	1,727,184	2,533,337
Cash, end of period	1,995,842	$2,063,369
Supplemental information of cash flows:
Common shares issued to settle accounts payable (shares issued for service)	$-	$12,000
Income tax paid in cash	$13,869	$-
Reclassification of NCI to additional paid in capital	$833,333	$238,476

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Page 6 of 49

LEXARIA BIOSCIENCE CORP.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 (Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT $	ADDITIONAL PAID-IN CAPITAL $	DEFICIT $	NCI $	AOCI $	TOTAL STOCKHOLDERS’ EQUITY $
Balance August 31, 2017	67,975,761	67,976	16,108,270	(13,169,939)	(238,476)	-	2,767,831
Non-controlling Interest	-	-	(308,476)	-	238,476	-	(70,000)
Exercise of stock options	55,000	55	12,446	-	-	-	12,501
Exercise of warrants	1,404,437	1,404	268,497	-	-	-	269,901
Net loss	-	-	-	(578,713)	-	-	(578,713)
Balance November 30, 2017	69,435,198	69,435	16,080,737	(13,748,652)	-	-	2,401,520
Shares issued for services	223,690	224	183,202	-	-	-	183,426
Stock based compensation	-	-	122,562	-	-	-	122,562
Warrants issued for services	-	-	717,880	-	-	-	717,880
Exercise of stock options	243,375	243	58,458	-	-	-	58,701
Exercise of warrants	1,195,042	1,195	665,293	-	-	-	666,488
Net loss	-	-	-	(1,378,378)	-	-	(1,378,378)
Balance February 28, 2018	71,097,305	71,097	17,828,132	(15,127,030)	-	-	2,772,199
Shares issued for services	500,000	500	639,500	-	-	-	640,000
Stock based compensation (Note 13)	-	-	1,980,142	-	-	-	1,980,142
Warrants issued for services	-	-	345,390	-	-	-	345,390
Exercise of warrants	1,300,000	1,300	330,700	-	-	-	332,000
Net loss	-	-	-	(3,424,912)	-	-	(3,424,912)
Other comprehensive loss	-	-	-	-	-	(7,383)	(7,383)
Balance May 31, 2018	72,897,305	72,897	21,123,864	(18,551,942)	-	(7,383)	2,637,436
Shares issued for services	424,000	424	597,206	-	-	-	597,630
Shares to be issued for services	(500,000)	(500)	(639,500)	-	-	-	(640,000)
Non-controlling interest	-	-	(10,344)	-	-	10,344	-
Stock based compensation (Note 13)	-	-	499,535	-	-	-	499,535
Exercise of stock options	247,500	247	22,252	-	-	-	22,499
Exercise of warrants	2,464,666	2,465	502,669	-	-	-	505,134
Net loss	-	-	-	(1,216,840)	-	(10,344)	(1,227,184)
Other comprehensive income	-	-	-	-	-	(6,864)	(6,864)
Balance, August 31, 2018	75,533,471	75,533	22,095,682	(19,768,782)	-	(14,247)	2,388,186

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Page 7 of 49

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL PAID-IN				TOTAL STOCKHOLDERS’
	SHARES	AMOUNT $	CAPITAL $	DEFICIT $	NCI $	AOCI $	EQUITY $
Balance, August 31, 2018	75,533,471	75,533	22,095,682	(19,768,782)	-	(14,247)	2,388,186
Stock based compensation	-	-	64,044	-	-	-	64,044
Private placement of shares, net of issuance cost	947,150	947	1,469,363	-	-	-	1,470,310
Exercise of stock options	330,000	330	32,670	-	-	-	33,000
Exercise of warrants	309,800	310	145,570	-	-	-	145,880
Net loss	-	-	-	(701,391)		-	(701,391)
AOCI	-	-	-	-	-	14,247	14,247
Balance November 30, 2018	77,120,421	77,120	23,807,329	(20,470,173)	-	-	3,414,276
Shares issued for services	100,000	100	130,900	-	-	-	131,000
Exercise of stock options	50,000	50	18,450	-	-	-	18,500
Exercise of warrants	731,665	732	362,067	-	-	-	362,799
Net loss	-	-	-	(1,147,976)	-	-	(1,147,976)
Net loss non-controlling interest	-	-	-	-	(5,135)	-	(5,135)
Non-controlling Interest (Note 3)	-	-	-	-	1,000,000	-	1,000,000
Balance February 28, 2019	78,002,086	78,002	24,318,746	(21,618,149)	994,865	-	3,773,464
Exercise of stock options	50,000	50	14,700	-	-	-	14,750
Exercise of warrants	385,048	385	228,058	-	-	-	228,444
Warrants Issued for Service	-	-	52,817	-	-	-	52,817
Stock based compensation	-	-	443,266	-	-	-	443,266
Net loss	-	-	-	(1,171,805)	-	-	(1,171,805)
Net loss non-controlling interest	-	-	-	-	(16,131)	-	(16,131)
Non-controlling Interest (Note 3)	-	-	833,333	-	(833,333)	-	-
Balance May 31, 2019	78,437,134	78,437	25,890,921	(22,789,954)	145,401	-	3,324,805

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Page 8 of 49

LEXARIA BIOSCIENCE CORP.
NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019

(Expressed in U.S. Dollars)

1. Organization, Business and Going Concern

Lexaria Bioscience Corp. (“Lexaria”, or the “Company”) was formed on December 9, 2004 under the laws of the State of Nevada. In March of 2014, the Company began its entry into the bioscience and alternative health and wellness business and in May 2016, the Company commenced out-licensing its patented DehydraTECH™ technology (the “Technology”) for improved delivery of bioactive compounds that promotes healthy ingestion methods, lower overall dosing and higher effectiveness in active molecule delivery. The Company has its office in Kelowna, BC, Canada.

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

Page 9 of 49

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

3. Basis of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries; Lexaria CanPharm ULC, PoViva Corp., Lexaria Hemp Corp., Kelowna Management Services Corp. and Lexaria Pharmaceutical Corp, and our subsidiary Lexaria Nicotine LLC. On January 15, 2019, the Company announced the initial investment of $1,000,000 from Altria Ventures Inc., an indirect wholly owned subsidiary of Altria Group, Inc., for a 16.667% equity interest along with certain other rights in Lexaria Nicotine LLC. All significant intercompany balances and transactions have been eliminated.

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

Property & Equipment

Property and Equipment are stated at cost less accumulated amortization and amortized using the straight-line method over their useful lives or by units of production.

Page 10 of 49

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

In February 2018, the FASB issued ASU No. 201802, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017 (the “2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures but does not expect it to have a material impact on its consolidated financial statements.

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

Page 11 of 49

6. Accounts and Other Receivables

	May 31 2019 $	August 31 2018 $
Trade and deposits receivable	5,727	5,200
Territory License Fee receivable (Note 14)	118,000	199,375
Sales tax receivable	102,107	61,176
	225,834	265,751

7. Inventory

	May 31 2019 $	August 31 2018 $
Raw materials	65,899	29,355
Work in progress	25,928	48,126
Finished goods	96,448	9,752
	188,275	87,233

During the nine months ended May 31, 2019, the Company wrote down $Nil (May 2018 - $12,609) of inventory to reflect its net realizable value.

8. Intellectual Property

On November 12, 2014, the Company signed an agreement with Poppy’s Teas LLC. whereby it acquired a 51% interest. Subsequent to signing the agreement, Poppy’s Teas LLC effected a name change to PoViva Tea LLC. The Company acquired the remaining49% ownership interest in PoViva Tea, LLC in October 2017 via compensation of $70,000, a waiver on certain debts owed to Lexaria, and a 5%, 20 year royalty on net profits of ViPova Tea™ tea, coffee, and hot chocolate sales. No Lexaria stock or options were issued. On September 18, 2018 Poviva Tea, LLC converted from a Nevada limited liability company to a Nevada corporation and effected a name change to Poviva Corp.

The following is a list of US capitalized patents held by the Company

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	5/15/2018
US 9,974,739 B2	5/22/2018
US 10,084,044 B2	9/25/2018
US 10,103,225 B2	10/16/2018

The Company also holds non-capitalized patents outside the US.

Page 12 of 49

Patents

	May 31 2019 $	August 31 2018 $
Balance – Beginning	146,538	62,827
Additions	99,418	85,399
Amortization*	(3,208)	(1,688)
Balance – Ending	242,748	146,538

* The patents are amortized over their legal life of 20 years.

9. Property & Equipment

Cost	Opening Amortization $	Period Amortization $	August 31 2018 $
Equipment			3,094
Less: accumulated amortization	(1,238)	(619)	(1,857)
Balance - Ending			1,237

Cost	Opening Amortization $	Period Amortization $	May 31 2019 $
Leasehold Improvements			263,748
Less: accumulated amortization	-	(19,063)	(19,063)
Computer Equipment			64,346
Less: accumulated amortization	-	(6,918)	(6,918)
Furniture Fixtures Equipment			34,221
Less: accumulated amortization	(1,857)	(2,446)	(4,303)
Lab Equipment			277,562
Less: accumulated amortization	-	(2,843)	(2,843)
Balance	(1,857)	(31,270)	606,751

10. Accounts Payable and Accrued Liabilities

	May 31 2019 $	August 31 2018 $
Accounts Payable
Trades Payable	87,374	33,916
Sales Tax Payable	18,813	1,869
Equipment Payable	5,111	-
	111,298	35,785

Page 13 of 49

11. Unearned Revenue

On May 14, 2016, the Company entered into a licensing agreement (the “Licensing Agreement”) with an arm’s length party (the “Licensee”) allowing the Licensee, for a two-year period, to utilize the Company’s Technology to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the Licensing Agreement to Washington, Oregon, and California (the “License”). In addition to the granting of the License, the Company is required to provide support services to the Licensee in connection with the use of the Company’s Technology during the term of the Licensing Agreement.

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

	May 31 2019 $	August 31 2018 $
Balance – Beginning	-	17,803
Earned revenue	-	(17,803)
Balance – Ending	-	-

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

Type of Issuance	Number of Shares	Total Value
Warrant Exercise(1)	1,426,513	$737,122
Option Exercise	430,000	66,250
Private Placement	947,150	1,515,440
Per Agreement(2)	100,000	131,000
	2,903,663	$2,449,812

__________________

(1) Includes 384,212 broker warrants exercised for gross proceeds of $144,799

(2) The Company awarded the restricted common shares as required by consulting contracts.

Page 14 of 49

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance, August 31, 2017	8,844,506	0.29
Cancelled/Expired	(230,000)	0.17
Exercised	(6,364,145)	0.28
Issued	1,035,913	1.48
Balance, August 31, 2018	3,286,274	0.72
Cancelled/Expired	(17,498)	0.59
Exercised	(1,426,513)	0.52
Issued	1,183,062	1.98
Balance, May 31, 2019	3,025,325	1.31

The fair value of warrants granted as compensation warrants was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31 2019
Expected volatility	104% - 117%
Risk-free interest rate	2.31% - 2.87%
Expected life	2.00 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.52 - $0.57

A summary of warrants outstanding as of May 31, 2019 is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
200,000	0.05 years	0.295
250,000	0.50 years	0.83
500,000	0.63 years	1.83
975,325	1.42 years	2.25
100,000	1.98 years	0.96
250,000	1.99 years	1.55
750,000	2.36 years	0.14
3,025,325	1.42 years	1.31

13. Stock Options

The Company has established its 2007 Equity Incentive Plan, whereby the board of directors may grant up to 412,500 stock options to eligible employees and directors, the 2010 Stock Option Plan whereby the board of directors may, from time to time, grant up to 1,512,500 stock options to officers and employees, and its 2014 Stock Option Plan whereby the board of directors may, from time to time, grant up to 2,157,500 stock options to directors, officers, employees, and consultants, the Equity Incentive Plan whereby the board of directors may, from time to time, grant up to 7,838,713 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised no later than five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

Page 15 of 49

Fiscal 2019 Activity

The Company granted in the period ending May 31, 2019:

Quantity	Exercise Price $	Life (Years)
390,000(1)	1.27	5
240,000(1)	1.06	5
30,000(1)	1.16	5
350,000	0.99	5
440,000(1)	0.99	5
48,000(1)	0.96	5
1,498,000	1.08

(1)Options granted vest over a period of three years.

Fiscal 2018 Activity

The Company granted in the period ending May 31, 2018, 200,000 stock options with an exercise price of $0.83 and an expiration date of December 1, 2022 to an officer of the Company, pursuant to an existing management contract and stock options with an exercise price of $1.53 to directors, officers, employees and consultants that enable the option holders to purchase up to 1,725,000 common shares of the Company.

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, August 31, 2017	3,320,875	0.15
Exercised	(545,875)	0.17
Granted	2,025,000	1.49
Balance, August 31, 2018	4,800,000	0.71
Expired	(1,415,000)	0.66
Exercised	(380,000)	0.14
Granted	1,498,000	1.08
Balance, May 31, 2019 (Outstanding)	4,503,000	0.90	3.38 years	$1,195,075
Balance, May 31, 2019 (Exercisable)	3,721,000	0.91	3.20 years	$1,195,075

The fair value of compensation options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31 2019
Expected volatility	103% - 144%
Risk-free interest rate	2.19% - 2.89%
Expected life	5.00 years
Dividend yield	0.00%
Estimated fair value per option	$0.73 - $1.07

Page 16 of 49

14. Revenues

	Nine months Ended
	May 31 2019 $	May 31 2018 $
Product sales	7,284	14,188
Licensing revenue (Note 11)	90,000	321,683
Freight revenue	205	1,062
	97,489	336,933

The Company recognized licensing revenue on a pro-rated basis over the term of the Licensing Agreement (Note 11) and additional licensing fees as they were earned. The Company has determined that the support services form an insignificant portion of the licensing contract as they are substantially completed prior to delivery of the Technology and that delivery of the license is complete when the Technology is transferred to the licensee. Additional licensing fees and usage fees are recognized as they are earned. During the period ended May 31, 2019, the Company recognized $Nil of deferred revenue (Note 11), and $90,000 of Licensing and Usage fees. Revenues are significantly concentrated on three customers.

15. Related Party Transactions

For the period ended May 31, 2019, the Company paid/accrued the following:

	Contract	Non-Cash	May 31, 2019 $	Contract	Non-Cash	May 31, 2018 $
Management, consulting and accounting services:
C.A.B Financial Services Ltd. (“CAB”)(1)(2)	157,255	-	157,255	108,000	1,002,705	1,110,705
M&E Services Ltd. (“M&E”)(1)	83,110	-	83,110	58,140	501,101	559,241
Docherty Management Limited (“Docherty Management”)(1)	139,021	-	139,021	106,067	968,329	1,074,396
Company controlled by a director Consulting	-	-	-	12,000	57,395	69,395
Board of Director Fees	18,553	225,436	243,989	-	57,395	57,395
	397,939	225,436	623,375	284,207	2,586,925	2,871,132

(1) CAB is owned by the CEO of the Company, M&E is owned by the CFO of the Company, and Docherty Management is owned by the President of the Company.

Due to related parties:

As at May 31, 2019, $20,995 (August 31, 2018 - $7,855) was payable to related parties, which are recorded at the exchange amount established and agreed to between the related parties.

16. Segment Information

The Company’s operations involve the development and usage, including licensing, of its proprietary nutrient infusion Technology. Lexaria is centrally managed and its chief operating decision makers, being the President and the CEO, use the consolidated and other financial information supplemented by revenue information by category of alternative health consumer products and technology licensing to make operational decisions and to assess the performance of the Company. The Company has identified two reportable operating segments: Intellectual Property Licensing and Consumer Products. Licensing revenues are significantly concentrated on three licensees.

	IP Licensing	Consumer Products	Corporate	Consolidated Total
External Revenue	90,000	7,489	-	97,489
CoGS	-	(7,944)	-	(7,944)
Operating Expenses	(1,033,392)	(395,221)	(1,703,370)	(3,131,983)
Segment Loss	(943,392)	(395,576)	(1,703,370)	(3,042,438)
Total Assets	635,590	188,275	2,633,233	3,457,098

Page 17 of 49

17. Commitments, Significant Contracts and Contingencies

As at May 31, 2019, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services (6)	CAD $29,167	January 1, 2022
Docherty Management Ltd. (6)	CAD $25,000	January 1, 2022
M&E Services Ltd. (1)(2)	CAD $12,000	June 1, 2021
Corporate Development	CAD $1,000	Month to Month
Corporate Development	CAD $8,000	Month to Month
Investor relations and communications – Alex Blanchard Capital(1)	CAD $7,500	Month to Month
Office Management(3)(4)	CAD $6,500	December 1, 2019
Research & Development	CAD $3,854	Month to Month
Office Rent(5)	CAD $4,823	November 15, 2023

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

Corporate Development Milestones

(3) For new customers sourced by a Consultant for the first 12 months of the contract; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period would result in a restricted common share award of 100,000 Company shares (not achieved); and, during the 13th - 24th months of the contract; a restricted common share award of 50,000 Company shares may be achieved; this clause is limited to one payment per customer during the 12-month period, but payable on each customer that meets these sales/licensing thresholds.

(4) For new customers sourced by a Consultant for the first 12 months of the contract; for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 200,000 Company shares (not achieved); and, during the 13th - 24th months of the contract; for combined Lexaria Energy and ViPova products and including all sales efforts, achieving non-refundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 100,000 Company shares; this clause is limited to one payment per fiscal quarter.

Page 18 of 49

Office Management Milestones

(3) Until December 1, 2018 for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving nonrefundable revenues of $200,000 would result in a restricted common share award of 75,000 Company shares; and from December 2, 2018, until December 1, 2019 for combined Lexaria Energy and ViPova products and including all sales efforts, achieving nonrefundable revenues of $200,000 would result in a restricted common share award of 40,000 Company shares; this clause limited to one payment per customer during the 24 month period, but payable on each customer that meets these sales/licensing thresholds;

(4) Until December 1, 2018 for combined Lexaria Energy and ViPova products and including all combined sales efforts and/or technology licensing revenues, achieving nonrefundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 150,000 Company shares; and, from December 2, 2018, until December 1, 2019 for combined Lexaria Energy and ViPova products and including all sales efforts, achieving nonrefundable revenues of $500,000 in any fiscal quarter would result in a restricted common share award of 80,000 Company shares; this clause limited to one payment per fiscal quarter.

Corporate Offices

(5) Corporate office and R&D lab space leased in Kelowna, British Columbia, Canada until November 15, 2023 with an option to extend an additional five years. Base rent is CAN$12.56 per square foot until November 14, 2019, CAN$12.86 per square foot until November 14, 2021 and CAN $13.21 per square foot until November 14, 2023 plus common area maintenance and taxes.

Performance Incentives

(6)A performance bonus equal to 50% of the annual compensation may be payable upon the completion of certain performance criteria as determined by the board of directors of Lexaria. Compensation equal to 2% of the consideration received by the Company from the sale of a subsidiary, excluding certain circumstances. Certain compensation to be paid upon a change of control excluding certain circumstances and participation in the Company’s approved stock option plans.

18. Prepaid Expenses

Prepaid expenses consist of the following:

	May 31 2019 $	August 31 2018 $
Advertising & Conferences	63,673	137,654
Consulting Fees	-	4,555
Office & Insurance	40,260	21,533
Legal Fees	18,875	29,990
	122,808	193,732

Page 19 of 49

19. Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2018
Common Stock	25,000	-	(14,849)	10,151
Total	25,000	-	(14,849)	10,151
May 31, 2019
Common Stock	81,250	9,335	(15,745)	74,840
Total	81,250	9,335	(15,745)	74,840

Unrealized losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

20. Subsequent Events

a) Subsequent to May 31, 2019 Lexaria terminated its licensing agreement with Biolog Inc. resulting in a $75,000 loss on accounts receivables.

b) Subsequent to May 31, 2019 200,000 warrants were exercised at $0.295 for $59,000.

Page 20 of 49

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

Our unaudited interim consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "C$" or "CDN$" refer to Canadian dollars and all references to "common shares" and "shares" refer to the common shares in our capital stock, unless otherwise indicated.

As used in this quarterly report, the terms "Lexaria" "we", "us", "our" and "Company" mean Company and/or our subsidiaries, unless otherwise indicated.

General and Historical Overview of Our Business

The Company was formed on December 9, 2004 under the laws of the State of Nevada as an independent oil and gas company engaged in the exploration, development and acquisition of oil and gas properties in the United States and Canada. In March of 2014, the Company began its entry into the bioscience and alternative health and wellness business and discontinued its involvement in the oil and gas business in November 2014. In May 2016, the Company also commenced out-licensing its patented DehydraTECH™ technology (the “Technology”) for improved delivery of bioactive compounds that promotes healthy ingestion methods, lower overall dosing and higher effectiveness in active molecule delivery. The Company has its office in Kelowna, BC, Canada.

Effective at the opening of trading on October 28, 2009, our shares of common stock began trading on the Canadian Securities Exchange (formerly, Canadian National Stock Exchange) under the trading symbol “LXX”.

Our common stock is quoted on the OTCQX under the symbol "LXRP" and on the Canadian Securities Exchange under the symbol “LXX”.

Page 21 of 49

In 2014, the Company submitted an application to enter the legal medical marijuana business in Canada and also launched a hemp oil-based food supplement company in the USA.

The Company entered into a joint venture agreement with Enertopia Corp for a prospective medical marijuana business under the Canadian Marijuana for Medical Purposes Regulations (“MMPR”) for a 49% net ownership interest in the business (Enertopia 51%) utilizing an identified location in Burlington, Ontario (the “Burlington Joint Venture”).

On June 26, 2015, we entered into a definitive agreement with Enertopia Corp. and Shaxon Enterprises Ltd. to sell our 49% interest in the Burlington Joint Venture and the MMPR application number 10MMPR0610. Pursuant to the sale terms of the agreement, the joint venture received a non-refundable $10,000 deposit and is entitled to receive up to $1,500,000 in milestone payments upon the Burlington facility becoming licensed under the MMPR. All payments made pursuant to the agreement would be divided 51% to Enertopia Corp. and 49% to our Company. Notwithstanding the foregoing, the Company does not expect the grant of a production license for the Burlington facility.

The Company’s food sciences activities include the development of our proprietary nutrient infusion technologies for the production of functional foods, and the production of enhanced food products under our consumer product brands, ViPova™, Lexaria Energy™, TurboCBD™ and ChrgD+™. The Company’s patented lipid nutrient infusion DehydraTECH™ technology is believed to improve taste, rapidity and delivery of bioactive compounds that include cannabinoids, vitamins, Non-Steroidal Anti-Inflammatory Drugs (NSAIDs), nicotine and other molecules compared to what is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery.

We began filing patent applications on our intellectual property during 2015 through the US Patent Office (USPTO), and also internationally under the Patent Cooperation Treaty (PCT). We were granted our first patent in October of 2016 and to date have been granted six patents through the USPTO and five in Australia.

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

As at May 31, 2019, we have identified two reportable operating segments: Intellectual Property Licensing and Consumer Products.

We maintain our registered agent's office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (755) 322-0626.

The address of our principal executive office is Unit 100–740 McCurdy Road, Kelowna BC V1X 2P7. We have administrative functions located in Phoenix, Arizona. Our main corporate website is located at www.lexariabioscience.com.

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

Page 22 of 49

Our Current Business

Our company’s business plan is currently focused on the development of strategic partnerships with licensees for our patented Technology in exchange for up front and/or staged licensing fees over time. Secondarily and more generally, we continue to investigate national and international opportunities for development and distribution of the Company’s enhanced functional food and supplement product offerings; to investigate expansions and additions to our intellectual property portfolio; and, to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it is advisable to do so.

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

We are seeking additional patent protection for what we believe to be a unique process for the nutritional delivery of certain molecules such as Cannabinoids, Nicotine, Non-Steroidal Anti-Inflammatory Drugs (NSAIDs), and Vitamins. To achieve sustainable and profitable growth, our company intends to control the timing and costs of our projects wherever possible. We have filed for patent protection of our DehydraTECH delivery technology for additional compounds such as phosphodiesterase inhibitors, human hormones such as estrogen and testosterone, and more.

During the nine-month period ended May 31, 2019, and up to the date of this report, we experienced the following significant corporate developments:

On September 7, 2018, the Company announced additions to its patent portfolio with three new Australian patents granted to Lexaria by the Australian Patent Office. The three Australian patents are projected to expire on June 10, 2035.

The US Patent & Trademark Office also issued two new Notices of Allowance for pending patent applications and the Company announced the grants on October 16, 2018. The two new patents are related to certain cannabinoid infused beverage compositions utilizing Lexaria’s proprietary DehydraTECH process. Newly granted patent numbers US 10,103,225 B2 and US 10,084,044 B2 provide protection for compositions as well as methods for making the compositions, each of which include the use of both non-psychoactive cannabinoids such as CBD and also psychoactive cannabinoids such as THC. The Company holds eleven issued patents within its first patent family, “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof” that significantly strengthen Lexaria’s intellectual property claims in the US and Australia. We continue to pursue claims in corresponding pending applications within this first patent family around the world.

Page 23 of 49

On September 7, 2018, the Company announced the filing of a new strategic patent application. The new provisional patent application is entitled “Lipophilic Active Agent Infused Tobacco Leaves and/or Tobacco Materials and Methods of Use Thereof”. This application represents Lexaria’s tenth patent family and expands the applicability of the already-patented DehydraTECHTM process to impart benefits to tobacco leaves that may be utilized to deliver compounds that may or may not include nicotine.

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

Page 24 of 49

On December 7, 2018, the Company announced it hired additional personnel including a new corporate controller; head of legal division and other office staff. As a result of the positions created, Lexaria issued 240,000 stock options with an exercise price of $1.06, that vest 80,000 per year until April 15, 2021 and 30,000 options with an exercise price of $1.16 that vest 10,000 per year until April 15, 2021.

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

On March 20, 2019, the Company announced an in vivo research program to test Lexaria designed nanotech enhancements comprised of eleven separate animal studies. Lexaria also announced that, effective March 15, 2019, it terminated the definitive license agreement entered into between Lexaria CanPharm ULC and NeutriSci International Inc. that was originally announced on February 26, 2018.

On April 9, 2019, the Company announced it negotiated 3-year term renewal management contracts with Chief Executive Officer Chris Bunka and President John Docherty. The annual compensation payable is CDN$350,000 with respect to our CEO and CDN$300,000 with respect to our President, with such contracts contemplating performance-related bonuses.

Page 25 of 49

On April 24, 2019, the Company announced that it entered a definitive 5-year agreement, via its subsidiary Lexaria Canpharm ULC, to provide Lexaria’s patented DehydraTECH technology to a private California-based company for its utilization in certain CBD-based beverages to be produced and sold in California and Nevada that may include any combination of ready-to-drink beverages such as non-alcoholic beers, wines and spirits; cold or hot coffee or teas, sports drinks and more.

On May 7, 2019, the Company announced that it entered a definitive 5-year agreement, via its subsidiary Lexaria Hemp Corp., to provide Lexaria’s patented DehydraTECH technology to a private Nevada-based company for its utilization in certain CBD-based beverages to be produced and sold across the USA that may include any combination of ready-to-drink beverages such as non-alcoholic beers, wines and spirits; cold or hot coffee or teas, sports drinks and more.

On May 15, 2019, the Company released initial results from its research program announced March 2019 demonstrating measurable quantities of cannabidiol into blood in as little as 2 minutes. In each arm of the Lexaria animal studies, 10 male Sprague-Dawley rats were administered CBD at 25mg per kg of bodyweight. Delivery of CBD into the bloodstream was monitored over a 60-minute duration. In the first animal study results, Lexaria compared its standard DehydraTECH formulation that combines cannabinoids with long-chain fatty acids (“LCFA”) using Lexaria’s patented dehydration processing technique to a concentration-matched formulation utilizing coconut oil which is a commonly used medium chain triglyceride (“MCT”) oil in the cannabis edibles industry.

•	At 2 minutes DehydraTECH’s LCFA formulation delivered measurable CBD in blood, compared to no measurable CBD in blood until 6 minutes and onwards for the MCT oil formulation.

•	At 15 minutes DehydraTECH’s LCFA formulation achieved a CBD blood concentration level that was 475% more than the MCT oil formulation; and, the DehydraTECH LCFA formulation CBD blood levels reached at 15 minutes were greater than the CBD blood levels reached by the MCT oil formulation at any time point during the 60-minute evaluation.

•	At 60 minutes DehydraTECH’s LCFA formulation achieved a CBD blood concentration level of 319% more than the MCT oil formulation.

•	Over the entire 60-minute study, the animals that received the standard DehydraTECH LCFA formulation achieved an average maximum CBD blood concentration level that was 334% more than the average maximum blood concentration level of the animals that received the MCT oil formulation (p<0.0021).

•	Over the entire 60-minute study, the area under the curve (AUC) (total quantity of CBD delivered) for the Lexaria DehydraTECH LCFA formulation was 389% more than the MCT oil formulation (p<0.0011).

Lexaria also tested for brain tissue concentrations to quantify 8-hour CBD delivery from the DehydraTECH-enabled LCFA formulation compared to the MCT oil formulation and DehydraTECH’s LCFA formulation outperformed the MCT oil formulation by 246%.

On May 21, 2019, the Company announced a major expansion in operations by Nuka Enterprises LLC, (“Nuka”) maker of 1906 edibles over the next two years into Illinois, Ohio, Massachusetts, Michigan and other states. The comprehensive semi-exclusive agreement provides Nuka and 1906 with competitive technological advantages until 2028. A second license provides Nuka and 1906 with the immediate ability to utilize DehydraTECH technology for CBD across the US marketplace.

On May 28, 2019, the Company released additional results from its research program wherein animal testing proved that combining Lexaria’s DehydraTECH delivery technology with generic nanotech techniques delivers 1,137% more cannabidiol into animal brain tissue following oral ingestion than certain existing industry formulations. Lexaria combined its DehydraTECH delivery technology with a standard form of nanotechnology and analyzed subsequent delivery into brain tissue following oral ingestion. In each arm of the Lexaria animal studies, 10 male Sprague-Dawley rats were orally administered CBD at the rate of 25mg per kg of bodyweight. Delivery of CBD into the brain was reported 8 hours after dosing.

Page 26 of 49

•	The Lexaria DehydraTECH LCFA formulation without nanotech achieved an average brain tissue accumulation level that was 246% higher than the average for those animals that received the MCT oil formulation (p=0.0013).

•	The Lexaria DehydraTECH LCFA formulation with nanotech achieved an average brain tissue accumulation level that was 1,137% higher than the average for those animals that received the MCT oil formulation (p=0.0178).

For the nine-month period ended May 31, 2019, the following table summarizes the share issuances and related values:

Type of Issuance	Number of Shares	Total Value
Warrant Exercise(1)	1,426,513	$737,122
Option Exercise	430,000	66,250
Private Placement	947,150	1,515,440
Per Agreement(2)	100,000	131,000
	2,903,663	$2,449,812

(1) Includes 384,212 broker warrants exercised for gross proceeds of $144,799

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

The Company introduced an expanding variety of hemp fortified consumer food products throughout 2015 to demonstrate Lexaria’s DehydraTECHTM technology to both consumers and potential licensees. From January 2015 to December 2015, seven (7) flavors of teas; hot chocolate; coffee, and two (2) flavors of protein energy bars were introduced – all utilizing Lexaria’s patented technology DehydraTECH for the more palatable and efficient delivery of bioactive molecules infused within those food products.

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

Page 27 of 49

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

Page 28 of 49

PoViva Tea, LLC (now Poviva Corp.). has filed multiple patents pending and has received several granted patents to bind active hemp oil ingredients with a lipid, potentially allowing for more efficient and comforting delivery of the CBD.

Lexaria began producing cash flows from its products in January 2015 focusing on the immediate opportunities in the hemp-oil-sectors that are federally legal. Cannabinoids have been found by many researchers to have antioxidant properties and Lexaria plans to use the patented DehydraTECH process to infuse hemp oils into a number of popular food and beverages.

Lexaria has launched a line of premium products, always relying on our DehydraTECH patented infusion process, to bring hemp oil into the mainstream. Because hemp oil does not have psychoactive properties we expect our products to appeal to the widest possible customer base. To date we have focused our sales efforts across the continental USA. Some studies have found that 3% of the Canadian population regularly consumes hemp food products, while 1% of the American population regularly consumes hemp food products. We believe the consumption of hemp-based food products offers exceptional growth possibilities.

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

On June 11, 2015, Lexaria initiated the simultaneous filing of a U.S. utility patent application and an International patent application under the Patent Cooperation Treaty (PCT) procedure, both through the U.S. Patent and Trademark Office (“USPTO”). These applications follow the Company’s 2014 and 2015 family of provisional patent application filings in the U.S. and serve two additional broad purposes:

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

Page 29 of 49

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

Some of the most commonly known NSAIDs are ASA (Aspirin), Ibuprofen (Advil, Motrin), and Acetaminophen (Tylenol - Acetaminophen is not accepted by all persons to be an NSAID). Although NSAIDs are generally a safe and effective treatment method for pain, they have been associated with a number of gastrointestinal problems including dyspepsia and gastric bleeding.

Page 30 of 49

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

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying infusion technology. On January 14, 2019 this agreement was updated whereby Poviva Corp. granted Lexaria an exclusive license to the DehydraTECH™ technologies lasting the later of 25 years of the expiration date of the last of Poviva Corp.’s granted patents.

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

Page 31 of 49

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

In August of 2018 we released results from our TurboCBD™ capsules in a randomized, placebo-controlled, double-blind European human clinical study that evaluated TurboCBD™ - a proprietary, DehydraTECH™ powered, cannabidiol (“CBD”) fortified hemp oil capsule developed by Lexaria. The degree and speed of CBD absorption into blood plasma and potential cardiovascular and cognitive performance enhancement in 12 healthy male volunteers were studied.

Page 32 of 49

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

During March of 2019 we also launched an in vivo research program to test Lexaria designed nanotech enhancements comprised of eleven separate animal studies and released initial results during May 2019 demonstrating measurable quantities of cannabidiol into blood in as little as 2 minutes. In each arm of the animal studies, 10 male Sprague-Dawley rats were administered CBD at 25mg per kg of bodyweight. Delivery of CBD into the bloodstream was monitored over a 60-minute duration. In the first animal study results, Lexaria compared its standard DehydraTECH formulation that combines cannabinoids with long-chain fatty acids (“LCFA”) using Lexaria’s patented dehydration processing technique to a concentration-matched formulation utilizing coconut oil which is a commonly used medium chain triglyceride (“MCT”) oil in the cannabis edibles industry.

Page 33 of 49

•	At 2 minutes DehydraTECH’s LCFA formulation delivered measurable CBD in blood, compared to no measurable CBD in blood until 6 minutes and onwards for the MCT oil formulation.

•	At 15 minutes DehydraTECH’s LCFA formulation achieved a CBD blood concentration level that was 475% more than the MCT oil formulation; and, the DehydraTECH LCFA formulation CBD blood levels reached at 15 minutes were greater than the CBD blood levels reached by the MCT oil formulation at any time point during the 60-minute evaluation.

•	At 60 minutes DehydraTECH’s LCFA formulation achieved a CBD blood concentration level of 319% more than the MCT oil formulation.

•	Over the entire 60-minute study, the animals that received the standard DehydraTECH LCFA formulation achieved an average maximum CBD blood concentration level that was 334% more than the average maximum blood concentration level of the animals that received the MCT oil formulation (p<0.0021).

•	Over the entire 60-minute study, the area under the curve (AUC) (total quantity of CBD delivered) for the Lexaria DehydraTECH LCFA formulation was 389% more than the MCT oil formulation (p<0.0011).

Lexaria also tested for brain tissue concentrations to quantify 8-hour CBD delivery from the DehydraTECH-enabled LCFA formulation compared to the MCT oil formulation and DehydraTECH’s LCFA formulation outperformed the MCT oil formulation by 246%.

The Company released additional results from its March 2019 research program wherein animal testing proved that combining Lexaria’s DehydraTECH delivery technology with generic nanotech techniques delivers 1,137% more cannabidiol into animal brain tissue following oral ingestion than certain existing industry formulations. Lexaria combined its DehydraTECH delivery technology with a standard form of nanotechnology and analyzed subsequent delivery into brain tissue following oral ingestion. Delivery of CBD into the brain was reported 8 hours after dosing.

•	The Lexaria DehydraTECH LCFA formulation without nanotech achieved an average brain tissue accumulation level that was 246% higher than the average for those animals that received the MCT oil formulation (p=0.0013).

•	The Lexaria DehydraTECH LCFA formulation with nanotech achieved an average brain tissue accumulation level that was 1,137% higher than the average for those animals that received the MCT oil formulation (p=0.0178).

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

Page 34 of 49

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

Page 35 of 49

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

Page 36 of 49

Technology out-licensing

On May 14, 2016, the Company entered into a Licensing Agreement with Nuka Enterprises, LLC (“Nuka”) for a two-year period, to utilize the Company’s technology to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the Licensing Agreement to Washington, Oregon, and California. On April 30, 2018, the Company announced a new 10-year renewal licensing agreement with Nuka, maker of 1906 brand cannabis chocolates and other edible products. The new agreement provides Nuka with semi-exclusive ability to utilize the DehydraTECHTM technology across the US. Nuka also acquired an option to expand its products and brand to Canada, including using Lexaria’s existing chocolate and confections contract manufacturer licensee Cannfections Group Inc. The agreement incorporates new rights in product categories in addition to the original chocolate formats, which include candies, beverages, capsules and pills, and topical creams. On May 21, 2019, we announced a major expansion in operations by Nuka over the next two years into Illinois, Ohio, Massachusetts, Michigan and other states. The comprehensive semi-exclusive agreement provides Nuka and 1906 with competitive technological advantages until 2028. A second license provides Nuka and 1906 with the immediate ability to utilize DehydraTECH technology for CBD across the US marketplace.

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

On February 27, 2018 the Company announced it entered a definitive technology licensing agreement with Los Angeles-based, privately-held Biolog, Inc. (“Biolog”) for a 5-year term whereby Lexaria provided its patented DehydraTECHTM technology to empower a unique set of next-generation food and beverage cannabis infusion products to be sold in the United States. On June 10, 2019 the Company terminated its license with Biolog Inc.

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

On April 24, 2019, the Company announced that it entered a definitive 5-year agreement, via its subsidiary Lexaria Canpharm ULC, to provide Lexaria’s patented DehydraTECH technology to a private California-based company for its utilization in certain CBD-based beverages to be produced and sold in California and Nevada that may include any combination of ready-to-drink beverages such as non-alcoholic beers, wines and spirits; cold or hot coffee or teas, sports drinks and more.

On May 7, 2019, the Company announced that it entered a definitive 5-year agreement, via its subsidiary Lexaria Hemp Corp., to provide Lexaria’s patented DehydraTECH technology to a private Nevada-based company for its utilization in certain CBD-based beverages to be produced and sold across the USA that may include any combination of ready-to-drink beverages such as non-alcoholic beers, wines and spirits; cold or hot coffee or teas, sports drinks and more.

Page 37 of 49

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

Our business plan anticipates that we will hire three to six employees and includes new office space that is under construction in order to facilitate a federally licensed Canadian laboratory on-premises for our internal R&D purposes. As at May 31, 2019 office spaces are primarily complete and in-use, the laboratory space is also primarily complete with final equipment design and acquisition in progress and we have hired three employees with a fourth scheduled to begin in the laboratory space during our fiscal fourth quarter. We expect to be able to utilize contracted third parties for most of our production and distribution needs, instead focusing our capital on higher value-added aspects of the business such as research and development, and scientific testing. We have no current plans to build our own production facility.

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

Competition in alternative health sectors and in consumer products in the USA is fierce. We expect to encounter competitive threats from existing participants in the sector and new entrants. Although PoViva Corp. has filed patent applications to protect intellectual property, there is no assurance that patents beyond those already issued will be granted nor that other firms may not file superior patents pending. Food supplements, organic foods, and health food markets are all well established and our Company will face many challenges trying to enter these markets. Lexaria is also aware of various competing technologies that exist in the marketplace that claim to also enhance the bioabsorption of cannabinoids as Lexaria has demonstrated through repeated in vitro and in vivo scientific testing with its patented DehydraTECHTM technology. By and large, these technologies are all forms of nanotechnology that generally claim to enable the formation of microencapsulated microemulsions of cannabinoid active ingredients. These technologies can enable exceptional water solubility of cannabinoid ingredients and can impart improved intestinal bioabsorption as a result.

Page 38 of 49

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

The US Federal Government passed the 2018 Farm Bill (the “Bill”), in December of 2018, that may have significant positive impacts on industry segments that we operate and have products in and potentially change some of the regulatory compliance risks that may affect our business. The Bill includes lifting restrictions on advertising, marketing, banking and other financial services as well as allowing interstate commerce for hemp and hemp-derived cannabidiol (CBD), remove barriers for intellectual property protections under federal law such as patents and trademarks, as well as several other measures that may positively impact these industry segments overall. The impact the Bill may have on other regulatory bodies and their regulations will require ongoing monitoring to determine the outcome and timing of any revisions.

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

Page 39 of 49

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

The Company had an agreement with CAB for a consulting fee of $144,000 per year and has negotiated a 3-year term renewal management contract with Chief Executive Officer Chris Bunka retroactively effective January 1, 2019. The annual compensation payable is CDN$350,000 per year and the following performance incentives.

Performance Incentives

•	A performance bonus equal to 50% of the annual compensation may be payable upon the completion of certain performance criteria as determined by the board of directors of Lexaria. Compensation equal to 2% of the consideration received by the Company from the sale of a subsidiary, excluding certain circumstances. Certain compensation to be paid upon a change of control excluding certain circumstances and participation in the Company’s approved stock option plans.

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015. The Company had an agreement with Docherty Management Limited, solely owned by Mr. John Docherty with compensation of CAD$180,000 plus applicable taxes per year and has negotiated a 3-year term renewal management contract CAD$300,000 per year and the following performance incentives.

•	Performance Incentives as defined above.

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

Revenue Incentive Milestones (Revenue Incentives “A”)

•	100,000 common shares issuable upon the Company achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period for the first 12 months of the contract, plus a further 50,000 common shares issuable upon achieving non-refundable revenues of $200,000 to any single customer in any consecutive 60-day period, during the 13th - 24th months of the contract. If the Company achieves non-refundable revenues of $500,000 in any fiscal quarter, a further 200,000 common shares may be issuable during the first 12 months of the contract and 100,000 common shares during the 13th - 24th months of the contract.

On June 19, 2017, the Company executed a contract with Alex Blanchard Capital as manager for investor relations and communications. The agreement is for six months continuing month to month for CAD$7,500 per month and may be terminated thereafter with one month’s notice. Mr. Blanchard was granted 200,000 warrants exercisable at $0.29 and 300,000 stock options exercisable at $0.295 vesting 100,000 options at 1st – 3rd anniversaries of the contract provided that the contract is not terminated. Mr. Blanchard will be entitled to receive additional common stock-based and stock option based bonuses upon achieving certain milestones during the time of his consultancy with the Company. These milestones are during the first 12 months after the date of the agreement with Alex Blanchard Capital:

Page 40 of 49

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

Research and Development

Lexaria incurred $394,091 (2018 $279,221) in research and development expenditures during the period ending May 31, 2019.  Specific R&D programs are in ongoing development and will be tightly related to our financial ability to undertake each research phase for each molecule. Due to our expanding portfolio coverage, we are continuing to examine accelerated timetable options for testing, research and development.

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

The Company continually focuses on new R&D programs to investigate potential additional commercial applications for its technology. These include, but are not limited to, ongoing programs to explore methods to integrate nanoemulsification chemistry techniques together with its technology, as well as ongoing programs to further enhance intestinal bioabsorption rates with its technology, as well as ongoing programs to expand the types and breadth of product form factors into which its technology can be applied. Depending on how many of these tests are undertaken, R&D budgets are expected to vary significantly, to do so. It is in our best interests to remain flexible at this early stage of our R&D efforts in order to capitalize on potential novel findings from early-stage tests and thus re-direct research into specific avenues that offer the most reward.

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

Capital Assets

Capital assets are stated at cost less accumulated depreciation and depreciated using the straight-line method over their useful lives or by units of production.

Page 41 of 49

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

Page 42 of 49

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

Results of Operations – Nine Months Ended May 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended May 31, 2019, which are included herein.

Our operating results for the nine-months ended May 31, 2019 and 2018 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended May 31 2019 $	Nine Months Ended May 31 2018 $	Change Between the Periods $
Sales	97,489	336,933	(239,444)
Cost of Goods Sold	7,944	22,239	(14,295)
General and Administrative	3,131,983	5,684,088	(2,552,105)
Impairment of Inventory	-	12,609	(12,609)
Net loss	(3,042,438)	(5,382,003)	2,339,565

Page 43 of 49

Our financial statements report a net loss of $3,042,438 for the nine-month period ended May 31, 2019 compared to 2018 where we incurred a net loss of $5,382,003. During the nine-month period ended May 31, 2019, our general and administrative expenses were lower compared to the nine-months ended May 31, 2018, which is a result of the decreases in consulting expenses due to lower contractual share based and share based compensation expenses but include increases in legal expenditures relating to contract negotiations and patent filings, new employees and R&D.

Revenue was primarily based on Licensing usage fees in line with contract requirements, while consumer product sales remain low due to challenges in securing expansive distribution opportunities, production challenges and payment processing changes. The Company continues to pursue more widespread distribution possibilities which have the potential to unlock more significant consumer revenues.

Results of Operations – Three Months Ended May 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended May 31, 2019, which are included herein.

Our operating results for the three months ended May 31, 2019 and 2018 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended May 31 2019 $	Three Months Ended May 31 2018 $	Change Between the Periods $
Sales	59,931	140,340	(80,409)
Cost of Goods Sold	3,096	2,427	669
General and Administrative	1,244,771	3,559,200	(2,314,429)
Impairment of Inventory	-	3,625	(3,625)
Net loss	(1,187,936)	(3,424,912)	2,236,976

Our financial statements report a net loss of $1,187,936 for the three-month period ended May 31, 2019 compared to 2018 where we incurred a net loss of $3,424,912. During the three-month period ended May 31, 2019, our general and administrative expenses were lower compared to the three-months ended May 31, 2018, which is a result of the decreases in consulting expenses due to lower contractual share based and share based compensation expenses but include increases in legal expenditures relating to contract negotiations and patent filings, new employees and R&D.

Revenue was primarily based on Licensing usage fees in line with contract requirements, while consumer product sales remain low due to challenges in securing expansive distribution opportunities, production challenges and payment processing changes. The Company continues to pursue more widespread distribution possibilities which have the potential to unlock more significant consumer revenues.

The trend of hemp oil fortified foods, and hemp seed products, gaining consumer acceptance continued and provides a reason to believe that sales could increase. Those trends should support higher potential consumer product sales. In addition, legislative trends in America and in many nations around the world such as Canada and the UK are supportive of additional opportunities in the hemp-based foods and supplements sector. Those trends could support higher potential consumer product sales. Release of the TurboCBDTM product was successful but sales were limited by changes to payment processing services outside of the Company’s control. The initial release of ChrgD+ was well received and we are in progress of final development and release of the online ordering portal for both retail and channel distribution, which we expect to be operational during the fourth quarter of fiscal 2019.

Page 44 of 49

For 2019 the Company expects to continue to derive the majority of its revenues from technology licensing to third parties noting that IP Territory fees are recognized when new definitive license agreements occur and IP Usage fees are dependent upon licensees opportunity to implements the technology based upon regulatory approval. Canadian regulatory approval for ingestible products is anticipated October 17, 2019, when entities are anticipated to be able to apply for permits to distribute and sell their products. At August 31, 2015 the Company had zero technology licensing agreements entered. By August 31, 2016 we had entered several LOI’s or definitive agreements related to technology out-licensing. During the period ended August 31, 2018 we entered into six new licensing agreements (although some were subsequently cancelled due to non performance) that increased our IP licensing revenue and we expect additional revenue will be generated from the licensees utilizing the technology in their processes from the usage fees as their production and sales occur. It is the Company’s view that the December 9, 2017, grant of patent US 9,839,612 B2, the grants of US 9,972,680 B2 and US 9,974,739 B2 during May 2018, the September 25, 2018 grant of US 10,084,044 B2, the October 16, 2018 grant of US 10,103,225 B2 and its expanding patent portfolio are positive steps in enabling the generation of more significant revenues. At the time of this report the Company has entered more than 10 formal letters of intent or definitive agreements and is negotiating more.

We do not expect that all of the Letters of Intent into which we enter will result in definitive agreements with paying customers and cannot predict how many will. We believe that strengthening and expanding our intellectual property portfolio and conducting supportive R&D will jointly contribute to strengthening revenue prospects.

Liquidity and Financial Condition

Working Capital	May 31 2019 $	August 31 2018 $
Current assets	2,607,599	2,284,051
Current liabilities	132,293	43,640
Working capital balance (deficiency)	2,475,306	2,240,411

The Company’s working capital balance increased during the nine months ended May 31, 2019, as a result of the completion of a private placement in October, 2018 for $1,470,310 net of fees and $1,803,373 from the exercise of options and warrants, and the agreement with Altria.

	Nine Months Ended
Cash flows	May 31 2019 $	May 31 2018 $
Cash flows used in operating activities	(2,268,946)	(1,121,192)
Cash flows used in investing activities	(736,079)	(102,042)
Cash flows provided by financing activities	3,273,683	1,007,591
Increase (decrease) in cash	268,658	(215,643)

Operating Activities

The increase in the net cash used in operating activities during the nine months ended May 31 2019, is primarily as a result of increases in legal expenses, hiring employees and reduction in revenues. Operating activities remained relatively consistent between the comparison periods with increases in advertising and promotions, investor relations, increases to ongoing legal fees for patent and trademark filings, legal fees for contract negotiations, R&D programs and employee additions.

Investing Activities

During the nine months ended May 31, 2019, the Company continued its investment in expanding its patent and trademark filings, lease-hold improvements for the new head office location with in-house Health Canada compliant research lab, and equipment purchases.

Page 45 of 49

Financing Activities

During the period ended May 31, 2019, the Company raised a total of $2,318,812 from equity issuances, relating to the private placement closed in October 2018 and the ongoing exercises of its outstanding stock options and warrants. In addition, $1,000,000 was raised relating to the research agreement and acquisition of 16.67% of Lexaria Nicotine by Altria.

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

As of May 31, 2019, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, our chief executive and chief financial officer (also our principal executive and accounting officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive and financial officer (also our principal executive and accounting officers) concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of May 31 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2019, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended May 31 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Page 46 of 49

PART 2 - OTHER INFORMATION

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

The risks associated with our business, common stock and other factors were the same as those described in the consolidated financial statements for the year ended August 31, 2018.

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

Page 47 of 49

Item 6. Exhibits

Exhibit Number Description

1	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
1.1	Plan of Conversion (included as Schedule “A” to the proxy statement/prospectus)

2	Articles of Incorporation and Bylaws*
2.1	Articles of Incorporation*
2.2	Bylaws

3	Instruments Defining the Rights of Security Holders, including Indentures
4.1	2007 Equity Incentive Plan
4.2	2010 Equity Compensation Plan
4.3	2014 Stock Option Plan
4.4	Equity Incentive Plan
4.5	Specimen ordinary share certificate

4	Opinion regarding Legality
5.1	Opinion of Macdonald Tuskey regarding the legality of the securities being registered

8	Opinions regarding Tax Matters
8.1	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding U.S. tax matters
8.2	Opinion of Dale Matheson Carr-Hilton Labonte LLP regarding Canadian tax matters

10.	Material Contracts
10.1	Management Services Agreement dated January 1, 2019 with John Docherty KMSC
10.2	Management Services Agreement dated January 1, 2019 with Chris Bunka Bioscience
10.3	Management Services Agreement dated January 1, 2019 with John Docherty Nicotine
10.4	Management Services Agreement dated January 1, 2019 with Chris Bunka Nicotine
10.5	License Amendment Agreement Nuka with CanPharm dated May 15, 2019
10.6	License Agreement Nuka with Lexaria Hemp Corp dated May 15, 2019

21.	Subsidiaries
21.1	Lexaria Canpharm ULC, a British Columbia Canada company
21.2	Poviva Corp, a Nevada corporation
21.3	Lexaria Hemp Corp., a Delaware corporation
21.4	Learia Nicotine LLC, a Delaware corporation
21.5	Lexaria Pharmaceutical Corp., a Delaware corporation
21.6	Lexaria Canpharm Holding Corp., a Nevada corporation
21.7	Kelowna Management Services Corp., a British Columbia Canada company

23.	Consents of Experts and Counsel
23.1	Consent of Macdonald Tuskey (Included in Exhibit 5.1)
23.2	Consent of Dale Matheson Carr-Hilton Labonte LLP (Included in Exhibit 8.1)
23.3	Consent of Dale Matheson Carr-Hilton Labonte LLP (Included in Exhibit 8.2)
23.4	Consent of Davidson & Company LLP, Chartered Professional Accountants
23.5	Consent of MNP LLP, Chartered Accountants

31.	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

32.	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Page 48 of 49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By:	/s/ " John Docherty "
John Docherty,
President and Director (Principal Executive Officer)
July 8, 2019

By:	/s/ " Chris Bunka "
Chris Bunka,
Chief Executive Officer, Chairman and Director (Principal Executive Officer)
July 8, 2019

By:	/s/ " Allan Spissinger "
Allan Spissinger CPA, CA
Chief Financial Officer (Principle Financial Officer)
July 8, 2019

Page 49 of 49

