Form 10-Q
period 2019-11-30
Lexaria Bioscience Corp.
filed 2020-01-09
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

80,720,879 common shares as of January 8, 2020

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 24

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	November 30	August 31
	2019	2019
ASSETS	(UnAudited)	(Audited)
Current
Cash and cash equivalents	$1,333,321	$1,285,147
Marketable Securities (Note 19)	22,640	64,214
Accounts receivable (Note 7)	325,901	273,145
Inventory (Note 8)	133,556	127,396
Prepaid expenses and deposit (Note 18)	96,067	68,927
Total Current Assets	1,911,485	1,818,829

Capital assets, net
Patent (Note 9)	269,416	265,127
Property & Equipment (Note 10)	565,172	591,263
	834,588	856,390
TOTAL ASSETS	$2,746,073	$2,675,219

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 11)	$93,029	$136,411
Due to a related party (Note 15)	37,200	48,096
Total Current Liabilities	130,229	184,507
TOTAL LIABILITIES	130,229	184,507

STOCKHOLDERS' EQUITY
Share Capital (Note 12)
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 80,610,879 common shares at November 30, 2019 and 78,787,134 common shares at August 31, 2019	80,611	78,787
Additional paid-in capital (Note 12, 13)	27,220,524	26,172,453
Deficit	(24,775,515)	(23,868,202)
Equity attributable to shareholders of the Company	2,525,620	2,383,038
Non-Controlling Interest	90,224	107,674
Total Stockholders' Equity	2,615,844	2,490,712
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,746,073	$2,675,219

The accompanying notes are an integral party of these consolidated financial statements.

Page 3 of 24

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED
	November 30	November 30
	2019	2018
	(Unaudited)	(Unaudited)
Revenue (Note 14)	$62,082	$22,209
Cost of Goods Sold	7,853	2,158
Gross profit	54,229	20,051

Expenses
Accounting and audit	19,036	9,572
Depreciation and Amortization (Note 8, 9, 10)	27,512	1,603
Advertising and promotions	46,268	171,913
Consulting (Notes 12, 13, 15)	483,796	242,991
Investor relations	17,515	-
Legal and professional	52,355	96,652
Office and miscellaneous	74,027	72,902
Research and development	107,463	96,973
Travel	21,853	19,206
Wages & Salaries	87,593	-
Unrealized Loss on marketable securities (Note 19)	41,574	9,630
	978,992	721,442

Net (loss) and comprehensive loss for the period	$(924,763)	$(701,391)
Net (loss) and comprehensive loss attributable to:
Common Shareholders	$(907,313)	$(701,391)
Non-Controlling Interest	$(17,450)	$-

Basic and diluted (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
-Basic and diluted	79,097,349	76,226,802

The accompanying notes are an integral party of these consolidated financial statements.

Page 4 of 24

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows used in operating activities
Net loss and comprehensive loss	$(924,763)	$(701,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Consulting - Stock based compensation	162,414	64,044
Depreciation and amortization	27,512	1,603
Unrealized loss on marketable securities	41,574	9,630
Warrants issued for services	70,752	-
Change in working capital
Accounts receivable	57,269	(5,365)
Inventory	(6,160)	(29,435)
Prepaid expenses and deposits	(27,140)	10,302
Accounts payable and accrued liabilities	(43,382)	72,499
Due to related parties	(10,896)	13,799
Net cash used in operating activities	$(652,820)	$(564,314)

Cash flows used in investing activities
Patent	(5,710)	(44,368)
Property & Equipment	-	(122,832)
Net cash used in investing activities	$(5,710)	$(167,200)

Cash flows from financing activities
Proceeds from issuance of equity	706,704	1,649,190
Net cash from financing activities	$706,704	$1,649,190

Decrease in cash and cash equivalents	48,174	917,676
Cash and cash equivalents, beginning of quarter	1,285,147	1,727,184
Cash and cash equivalents, end of quarter	$1,333,321	$2,644,860

Supplemental information of cash flows:
Income taxes paid in cash	$957	$-
Subscription Receivable	$110,025	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

Page 5 of 24

LEXARIA BIOSCIENCE CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT $	ADDITIONAL PAID-IN CAPITAL $	DEFICIT $	NCI $	AOCI $	STOCKHOLDERS’ EQUITY $
Balance August 31, 2017	67,975761	67,976	16,108,270	(13,169,939)	(238,476)	-	2,767,831
Non-controlling interest	-	-	(318,820)	-	248,820	-	(70,000)
Shares issued for services	647,690	648	780,408	-	-	-	781,056
Stock based compensation	-	-	2,602,239	-	-	-	2,602,239
Warrants issued for services	-	-	1,063,270	-	-	-	1,063,270
Exercise of stock options	545,875	546	93,156	-	-	-	93,702
Exercise of warrants	6,364,145	6,363	1,767,159	-	-	-	1,773,522
Net loss	-	-	-	(6,598,843)	(10,344)	-	(6,609,187)
Other comprehensive loss	-	-	-	-	-	(14,247)	(14,247)
Balance August 31, 2018	75,533,471	75,533	22,095,682	(19,768,782)	-	(14,247)	2,388,186
Shares issued for services	250,000	250	234,250	-	-	-	234,500
Stock based compensation	-	-	626,692	-	-	-	626,692
Warrants issued for services	-	-	52,817	-	-	-	52,817
Exercise of stock options	430,000	430	65,820	-	-	-	66,250
Exercise of warrants	1,626,513	1,627	794,496	-	-	-	796,123
Private Placement	947,150	947	1,469,363	-	-	-	1,470,310
Net loss	-	-	-	(4,099,420)	-	-	(4,099,420)
Non-controlling interest	-	-	-	-	(58,993)	-	(58,993)
Other comprehensive income	-	-	-	-	-	14,247	14,247
Subsidiary Investment	-	-	833,333	-	166,667	-	1,000,000
Balance August 31, 2019	78,787,134	78,787	26,172,453	(23,868,202)	107,674	-	2,490,712
Stock based compensation	-	-	162,414	-	-	-	162,414
Warrants issued for services	-	-	70,752	-	-	-	70,752
Private Placement	1,579,245	1,579	705,125	-	-	-	706,704
Subscription Receivable	244,500	245	109,780	-	-	-	110,025
Net loss	-	-	-	(907,313)	-	-	(907,313)
Non-controlling interest	-	-	-	-	(17,450)	-	(17,450)
Balance November 30, 2019	80,610,879	80,611	27,220,524	(24,775,515)	90,224	-	2,615,844

The accompanying notes are an integral part of these audited consolidated financial statements.

Page 6 of 24

LEXARIA BIOSCIENCE CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

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

The Company’s unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements and notes thereto included in our annual report filed on Form 10-K for the year ended August 31, 2019.

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

The Company requires additional funds or revenues to maintain its operations and developments. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Page 7 of 24

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

3. Significant Accounting Policies

The significant accounting policies of the Company are consistent with those of our audited financial statements on Form 10-K for the year ended August 31, 2019.

4. Basis of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries; Lexaria CanPharm ULC, PoViva Corp., Lexaria Hemp Corp., Kelowna Management Services Corp. and Lexaria Pharmaceutical Corp., and our 83.333% subsidiary Lexaria Nicotine LLC (16.667% Altria Ventures Inc., an indirect wholly owned subsidiary of Altria Group, Inc.). All significant intercompany balances and transactions have been eliminated.

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

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the consolidated financial statements for the year ended August 31, 2019.

6. Recent Accounting Guidance

In February 2016 FASB issued ASU No. 201602, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In November 2019 FASB issued ASU No 201910 revised the effective date based on updated criteria with the effective date for fiscal years beginning after December 15, 2020. When adopted, the Company does not expect this guidance to have a material impact on its consolidated financial statements.

Page 8 of 24

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. In November 2019 FASB issued ASU No 201910 revised the effective date based on updated criteria with the effective date for fiscal years beginning after December 15, 2022. Application of the amendments is through a cumulative effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 201802, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017 (the “2017 Tax Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company adopted the ASU on September 1, 2019 for a $NIL effect.

In June 2018, the FASB issued ASU No. 201807, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting. This is a simplification that involves several aspects of accounting for nonemployee share-based payments resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted the ASU on September 1, 2019 for a $NIL effect.

7. Accounts and Other Receivables

	November 30	August 31
	2019	2019
	$	$
Trade and deposits receivable	5,458	5,727
Territory license fee receivable	124,324	106,000
Sales tax receivable	86,094	161,418
Subscription receivable	110,025	-
	325,901	273,145

8. Inventory

	November 30	August 31
	2019	2019
	$	$
Raw materials	58,806	45,068
Finished goods	74,750	82,328
	133,556	127,396

During the period ended November 30, 2019, the Company wrote down $NIL (2019 - $7,182) of inventory to reflect its net realisable value.

9. Intellectual Property

The following is a list of US capitalized patents held by the Company

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019

Page 9 of 24

The Company also holds non-capitalized patents outside the US. A continuity schedule for capitalized patents is presented below:

	November 30	August 31
	2019	2019
	$	$
Balance – beginning	265,127	146,538
Addition	5,710	122,982
Amortization*	(1,421)	(4,393)
Balance – ending	269,416	265,127

*The patents are amortized over their legal life of 20 years.

10. Property & Equipment

				Net Balance
Year Ended August 31, 2019	Cost	Period Amortization	Accumulated Amortization	August 31, 2019
	$	$	$	$
Leasehold improvements	259,981	(33,342)	(33,342)	226,639
Computers	63,964	(12,187)	(12,187)	51,777
Furniture fixtures equipment	34,220	(4,205)	(6,062)	28,158
Lab equipment	291,235	(6,546)	(6,546)	284,689
	649,400	(56,281)	(58,137)	591,263

				Net Balance
Quarter Ended November 30, 2019	Cost	Amortization Period	Accumulated Amortization	November 30, 2019
	$	$	$	$
Leasehold improvements	259,981	(12,740)	(46,082)	213,899
Computers	63,964	(4,920)	(17,107)	46,857
Furniture fixtures equipment	34,220	(1,759)	(7,821)	26,399
Lab equipment	291,235	(6,672)	(13,218)	278,017
	649,400	(26,091)	(84,228)	565,172

11. Accounts Payable and Accrued Liabilities

	November 30	August 31
	2019	2019
	$	$
Accounts Payable
Trades payable	89,254	31,463
Sales tax payable	-	63,616
Accrued Liabilities
Trades payable	3,775	41,332
Balance – Ending	93,029	136,411

12. Common Shares and Warrants

Fiscal 2020 Activity

During the period ended November 30, 2019 the Company closed, pursuant to two tranches, a non-brokered private placement for an aggregate total of 1,823,745 Units priced at $0.45 each. Each Unit consists of one common share and one Share purchase warrant. Each warrant shall entitle the holder to acquire one common share of the Company for a period of two years at a price of $0.80 per Share until the first anniversary of issuance for a period of 12 months, and thereafter at a price of $1.20 for an additional 12 months until November 13, 2021 until the second anniversary of issuance. The Company paid $3,937.50 and issued 8,750 broker warrants. The broker warrants have a term of 24 months and are each exercisable into one common share of the Company at a price of $0.80 per Share until the first anniversary of issuance, and thereafter at a price of $1.20 until the second anniversary of issuance. The fair value of these broker warrants was determined to be $1,850, which were recorded as a share issuance cost within additional paid in capital for a net effect of $Nil.

Page 10 of 24

During the period ended November 30, 2019 the Company recognized $70,752 in consulting expense for warrants granted to a consultant on vesting.

A summary of share issuance relating to option and warrant exercises, agreement requirements and debt settlement is presented below:

Type of Issuance	Number of Shares	Total Value
Private placement	1,823,745	$820,685
	1,823,745	$820,685

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance August 31, 2018	3,286,274	0.72
Cancelled/Expired	(17,498)	0.59
Exercised	(1,626,513)	0.49
Issued	1,183,062	1.99
Balance August 31, 2019	2,825,325	1.38
Issued	2,057,495	0.80
Balance November 30, 2019	4,882,820	1.14

The fair value of share purchase warrants granted as broker warrants, compensation units, and compensatory warrants, was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

November 30 2019
Expected volatility	91%
Risk-free interest rate	2.87%
Expected life	2 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.28-$0.43

A summary of warrants outstanding as of November 30, 2019 is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
250,000	0.01 years	0.83
500,000	0.13 years	1.83
975,325	0.92 years	2.25
100,000	1.48 years	0.96
250,000	1.48 years	1.55
750,000	1.86 years	0.14
225,000	2.00 years	0.80
1,832,495	2.00 years	0.80
4,882,820	1.46 years	1.14

Page 11 of 24

13. Stock Options

The Company has established its 2007 Equity Incentive Plan, whereby the board of directors may grant up to 412,500 stock options to eligible employees and directors, the 2010 Stock Option Plan whereby the board of directors may, from time to time, grant up to 1,512,500 stock options to officers and employees; the 2014 Stock Option Plan whereby the board of directors may, from time to time, grant up to 2,107,500 stock options to directors, officers, employees, and consultants; and the 2019 Equity Incentive Plan whereby the board of directors may, from time to time, grant up to 7,838,713 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised no later than five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

Fiscal 2020 Activity

The Company granted in the period ending November 30, 2019:

Quantity	Exercise Price $	Life (Years)
500,000(1)	0.55	5
500,000(2)	0.55	5
1,000,000	0.55

               __________

(1) Options granted vest 50,000 on grant and the remainder based on contracted milestones

(2) Options granted vest 250,000 on grant and the remainder based on contracted milestones

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $
Balance August 31, 2018	4,800,000	0.71
Expired/cancelled	(1,415,000)	0.66
Exercised	(430,000)	0.15
Granted	2,048,000	1.00
Balance August 31, 2019	5,003,000	0.89
Granted	1,000,000	0.55
Balance November 30, 2019 (Outstanding)	6,003,000	0.84	3.41	931,800
Balance November 30, 2019 (Exercisable)	4,261,341	0.88	2.94	794,300

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

November 30 2019
Expected volatility	96%
Risk-free interest rate	1.66%
Expected life	5 years
Dividend yield	0.00%
Estimated fair value per option	$0.39

Page 12 of 24

14. Revenues

	November 30 2019 $	November 30 2018 $
Product sales	10,015	2,257
Licensing revenue	51,750	19,902
Freight revenue	317	50
	62,082	22,209

During the period ended November 30, 2019, the Company recognized $37,750 of Intellectual Property Licensing fees and $18,000 of Usage Fees (November 2018 - $Nil and $19,902). Licensing revenues are significantly concentrated on a single customer.

There was an increase in product sales in the current year compared to the previous years as the Company was able to solve some payment processing issues late in fiscal 2019, allowing for improved ability to conduct retail transactions. The Licensing fees consist of IP licensing fees for transfer of the Technology with the signing of definitive agreements for the DehydraTECH technology and usage fees. The Licensing fees include payments due upon transfer of the Technology and installment payments that are receivable within 12 months (Note 7).

15. Related Party Transactions

	Nov 30 2019 Total $	Nov 30 2018 Total $
Management, consulting and accounting services
C.A.B Financial Services(1)	65,757	36,000
M&E Services Ltd.(1)	29,382	27,422
Docherty Management Limited(1)	56,730	34,278
Directors	16,717	-
	168,586	97,700

(1) C.A.B. Financial Services is owned by the CEO of the Company, M&E Services Ltd. is owned by the CFO of the Company, and Docherty Management Limited is owned by the President of the Company.

Due to related parties:

As at November 30, 2019, $37,200 (August 31, 2019 - $48,096) was payable to related parties included in due to related parties.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

16. Segment Information

The Company’s operations involve the development and usage, including licensing, of its proprietary nutrient infusion Technology. Lexaria is centrally managed and its chief operating decision makers, being the president and the CEO, use the consolidated and other financial information supplemented by revenue information by category of alternative health consumer products and technology licensing to make operational decisions and to assess the performance of the Company. The Company has identified two reportable segments: Intellectual Property Licensing and Consumer Products. Licensing revenues are significantly concentrated on one licensee.

Page 13 of 24

	IP Licensing	Consumer Products	Corporate	Consolidated Total
External revenue	$51,750	$10,332	$-	$62,082
CoGS	$-	$(7,853)	$-	$(7,853)
Operating expenses	$(104,678)	$(42,020)	$(832,294)	$(978,992)
Segment loss	$(52,928)	$(39,541)	$(832,294)	$(924,763)
Total assets	$678,429	$133,556	$1,934,088	$2,746,073

17. Commitments, Significant Contracts and Contingencies

Management and Service Agreements:

As at November 30, 2019, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services	CAD $29,167	January 1, 2022
Docherty Management Ltd.	CAD $25,000	January 1, 2022
M&E Services Ltd.	CAD $12,960	June 1, 2021
Corporate development	CAD $1,000	Month to Month
Corporate development	CAD $8,000	Month to Month
Investor relations and communications – Alex Blanchard Capital	CAD $7,500	Month to Month
Office management	CAD $10,000	August 15, 2022
Research & development	CAD $3,854	Month to Month
Office rent(1)	CAD $4,823	November 15, 2023

Corporate Offices:

(1) Corporate office and R&D lab space leased in Kelowna, British Columbia, Canada until November 15, 2023 with an option to extend an additional five years.

18. Prepaid Expenses

Prepaid expenses consist of the following at November 30, 2019 and August 31, 2019:

	November 30 2019 $	August 31 2019 $
Advertising & Conferences	54,587	39,143
Office & Insurance	41,480	29784
	96,067	68,927

19. Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2019
Common stock	81,250	9,335	(12,124)
Total	81,250	9,335	(26,973)	63,612
November 30, 2019
Common stock	81,250	9,335	(40,972)
Total	81,250	9,335	(67,945)	22,640

Unrealized losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

20. Subsequent Events

a) Subsequent to November 30, 2019, 110,000 options were exercised for a total of $11,000.

Page 14 of 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. These statements relate to future events or our future financial performance. Any forward-looking statements are based on our present beliefs and assumptions as well as the information currently available to us. In some cases, you can identify forward-looking statements by terminology such as "may", “will”, "should", “could”, “targets”, “goal”, "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in Item 1(A) in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on November 14, 2019, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Company and Business Overview

We are a bioscience intellectual property (IP) research, development and licensing company for our patented lipid nutrient infusion DehydraTECH™ technology (the “Technology”) and were incorporated in 2004 in Nevada. Our Technology improves delivery of bioactive compounds that promotes healthy ingestion methods, lower overall dosing and higher effectiveness in active molecule delivery.

The Company’s food sciences activities include the development of our proprietary nutrient infusion technologies for the production of functional foods, and the production of enhanced food products under our consumer product brands, ViPova™, Lexaria Energy™, TurboCBD™ and ChrgD+™. The Company’s Technology is believed to improve taste, rapidity and delivery of bioactive compounds that include cannabinoids, vitamins, Non-Steroidal Anti-Inflammatory Drugs (NSAIDs), nicotine and other molecules compared to what is possible without lipophilic enhancement technology. All of Lexaria’s consumer product goods are made with commonly available food grade ingredients and are sold through e-commerce platforms and fulfillment centers.

Lexaria hopes to reduce other common, but less healthy administration methods such as smoking, as industry segments embrace the benefits of our technology for public health. The Company is aggressively pursuing patent protection in national jurisdictions around the world and has more than 50 patent applications pending worldwide. Due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. Lexaria is also filing new patent applications for novel new discoveries that arise from the Company’s R&D programs and, due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed.

As at November 30, 2019, we have identified two reportable operating segments: Intellectual Property Licensing and Consumer Products.

Page 15 of 24

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

Our current patent portfolio includes patent family grants relating to: Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste, and the use of the Technology as a delivery platform for a wide variety of Active Pharmaceutical Ingredients (“APIs”) encompassing all cannabinoids including CBD and THC, fat soluble vitamins, non-steroidal anti-inflammatory pain medications (“NSAIDs”); and nicotine.

To date, the following patents have been awarded:

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	5/15/2018
US 9,974,739 B2	5/22/2018
US 10,084,044 B2	9/25/2018
US 10,103,225 B2	10/16/2017
US 10,381,440	8/13/19
US 10,374,036	8/06/19
AUS 2015274698	6/15/2017
AUS 2017203054	8/30/2018
AUS 2018202562	8/30/2018
AUS 2018202583	8/30/2018
AUS 2018202584	1/10/2019
AUS 2018220067	7/30/2019
AUS 2016367036	7/30/2019	Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
AUS 2016367037	8/15/2019	Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents

We are seeking additional patent protection for what we believe to be a unique process for the nutritional delivery of certain molecules such as Cannabinoids, Nicotine, Non-Steroidal Anti-Inflammatory Drugs (NSAIDs), and Vitamins. To achieve sustainable and profitable growth, our Company intends to control the timing and costs of our projects wherever possible. We have filed for patent protection of our Technology for additional compounds such as phosphodiesterase inhibitors, human hormones such as estrogen and testosterone and more.

During the period ended November 30, 2019, and up to the date of this report, we experienced the following significant corporate developments:

The Company closed a non-brokered private placement of unregistered securities for a total of 1,823,745 Units priced at $0.45 each. Each Unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to acquire one common share of the Company for a period of two years at a price of $0.80 per Share until the first anniversary of issuance, and thereafter at a price of $1.20 until the second anniversary of issuance. The Company paid $3,937.50 and issued 8,750 broker warrants. The broker warrants have a term of 24 months and are each exercisable into one common share of the Company at a price of $0.80 per Share until the first anniversary of issuance, and thereafter at a price of $1.20 until the second anniversary of issuance. The fair value of these broker warrants was determined to be $1,850, which were recorded as a share issuance cost within additional paid in capital for a net effect of $Nil.

The Units were issued pursuant to registration exemptions either by way of the investor being an accredited investor as evidenced by the completion of an accredited investor certification, pursuant to Regulation D, Rule 506 (b), or a person representing that he is not a US person or acting on behalf of a US Person, pursuant to Regulation S, Rule 903, who purchased the securities in an offshore transaction and will bear the required regulatory hold period legends.

Subsequent to November 30, 2019, 110,000 options were exercised for a total of $11,000.

Page 16 of 24

Research and Development

Lexaria incurred $107,463 (2018 $96,973) in research and development expenditures during the period ending November 30, 2019. Specific R&D programs are in ongoing development and will be tightly related to our financial ability to undertake each research phase for each API. Due to our expanding portfolio coverage, we are continuing to examine accelerated timetable options for testing, research and development of each API.

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

The Company continually focuses on new R&D programs to investigate the potential of additional commercial applications for its technology. These include, but are not limited to ongoing programs to explore methods to integrate nanoemulsification chemistry techniques together with its technology and to further enhance intestinal bioabsorption rates with its technology, as well as ongoing programs to expand the types and breadth of product form factors into which its technology can be applied. Depending on how many of these tests are undertaken, R&D budgets are expected to vary significantly. It is in our best interests to remain flexible at this early stage of our R&D efforts in order to capitalize on potential novel findings from early-stage tests and thus re-direct research into specific avenues that offer the most reward.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States (US GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Page 17 of 24

Licensing Revenue from Intellectual Property

We recognize revenue for license fees at a point in time following the transfer of our intellectual property, our patented lipid nutrient infusion technology DehydraTECH for infusing APIs, to the licensee, which typically occurs on delivery of documentation.

Usage Fees from Intellectual Property

We recognize revenue for usage fees when usage of our DehydraTECH intellectual property occurs by licensees infusing an API into one or more of their product lines for sale.

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

Results of Operations for our Period Ended November 30, 2019 and November 30, 2018

Our net loss and comprehensive loss and the changes between those periods for the respective items are summarized as follows:

	PERIOD ENDED	PERIOD ENDED
	November 30	November 30
	2019	2018	Change
Revenue	$62,082	$22,209	$39,873
General and administrative	978,992	721,442	257,550
Consulting fees & Employees	571,389	242,991	328,398
Legal and professional	52,355	96,652	(44,297)
Net Loss	$(924,763)	$(701,391)	$(223,372)

Revenue

Licensing revenues of $51,750 represent the majority of revenues during the period ended November 30, 2019 and reflect delays in usage fee revenues from existing licensees in Canada waiting for product approval from Health Canada on products, and other licensees initiating or ramping up their production. Licensing revenue was primarily based on expanded licence agreements entered into recognising the IP Territory Licensing fee, and existing licenses generating usage fees. Increasing ongoing usage fees are expected as licensees begin or ramp up products or when contracted minimum requirements become due.

Increases in revenues are expected during the 2020 calendar year.

Our licensing revenues consist of IP licensing fees for the transfer of the Technology at the signing of definitive agreements for the Technology. The additional licensing fees include payments due upon transfer of the Technology and installment payments that are receivable within 12 months (Note 7).

During the period ended November 30, 2019, our revenues were derived within the following categories: $51,750 (November 2018 $19,902) of intellectual property licensing revenue and $10,332 (2018 $2,307) in product and other revenues.

Page 18 of 24

General and Administrative

Our general and administrative expenses increased by $223,372 during the period ended November 30, 2019. The increase was primarily due to non-cash expenses related to valuation of grants for service and share-based payments required by contracts totaling $233,166, but also reflect contracts entered into during fiscal 2019. Increases included the new staff members as of January 2019, amortization of equipment and unrealized losses on marketable securities. Offsetting reductions included reduced advertising and patent filing costs.

Interest Expense

Interest expense for the period ended November 30, 2019 was $Nil (2018 $Nil). The Company has no debt at this time other than month-to-month receivables.

Consulting fees

Our consulting fees increased by $242,991, almost entirely due to the non-cash share-based payments for services of $233,166 but also reflect the contracts entered into with officers in fiscal 2019 and business development contracts.

Legal and Professional Fees

Our professional fees decreased by $44,297 during the period primarily due to reduced patent and trademark filings, and fewer other advisory services utilized during the period. We recognize certain legal fees, tax advice fees, and accounting services all as “Professional Fees.”

Liquidity and Financial Condition

Working Capital	November 30 2019	August 31 2019

Current assets	$1,911,485	$1,818,829
Current liabilities	$(130,229)	$(184,507)
Net Working Capital	$1,781,256	$1,634,322

The Company’s working capital balance decrease during the year was limited due to exercises of outstanding options and warrants and the private placement (Note 12) completed during the year. The Company maintained a positive and relatively strong working capital position throughout the period.

	November 30	November 30
Cash Flows	2019	2018

Cash flows (used in) provided by operating activities	$(762,845)	$(564,314)
Cash flows (used in) provided by investing activities	$(5,710)	$(167,200)
Cash flows provided by financing activities	$816,729	$1,649,190
Decrease in cash	$48,174	$917,676

Operating Activities

Net cash used in operating activities was $762,845 for the period compared with cash used in operating activities of $564,314 during the same period in 2018. This difference was largely due to the increased costs pertaining to consulting and staff wages.

Page 19 of 24

Investing Activities

Net cash used in investing activities was $5,710 (2018 $167,200) for the period due to the Company having incurred significant capital asset acquisition costs during fiscal 2019 and the patent and trademark filings in period relating to maintaining our portfolio.

Financing Activities

Net cash provided from financing activities was $706,704 during the period ended November 30, 2019 compared to net cash provided of $1,649,190 during the same period in 2018.

Liquidity and Capital Resources

We have accumulated a large deficit since inception that has primarily resulted from executing our business plan including research and development expenditures we have made in seeking to identify and develop our intellectual property patents for licensing and product creation. We expect to continue to incur losses for at least the short term.

To date, we have obtained cash and funded our operations primarily through equity financings and limited amounts from revenue generation while our licensees ramp up production and expansions. We expect to continue to evaluate various funding alternatives on an ongoing basis as needed to maintain operations, to continue our research programs and to expand our patent portfolio. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our stockholders view as favorable.

Short Term Liquidity

At November 30, 2019 we had $1.3 million in cash and cash equivalents. We believe our cash resources are sufficient to allow us to continue operations for at least the next six months from the date of this Quarterly Report.

Long Term Liquidity

It will require substantial cash to achieve our objectives for developing and patenting our intellectual property across all applicable market and industry segments. This process typically takes many years and potentially millions of dollars for each segment. We will need to obtain significant funding from existing or new relationships, such as our research program with the Altria Group, increasing revenue streams or from other sources of liquidity such as the sale of equity, issuance of debt or other transactions.

The exact requirements will vary depending on the results of research programs and the requirements of each industry segment that we pursue. Pursuit of each segment will be prosecuted or curtailed based on available sources of cash with which to execute individual segment business plans. The requirements will also be affected by transactions with existing or new relationships and the depth of regulatory requirements in each segment for compliance required to approve our IP, to market and license it. These changes to requirements and transactions may impact our liquidity as well as affect our expenses if, for example, regulatory requirements necessitated additional testing incurring additional research time and costs and potentially delaying licensing our IP for a segment.

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

Page 20 of 24

As of November 30, 2019, the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and CEO and CFO (also our Principal Executive and Financial Reporting and Accounting Officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President, CEO and the CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2019, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2019 our controls and controls processes remained consistent with August 31, 2019. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Page 21 of 24

PART II—OTHER INFORMATION

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

The risks associated with our business, common stock and other factors were the same as those described in the consolidated financial statements for the year ended August 31, 2019.

Page 22 of 24

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Financial Statements

	1)	Financial statements for our Company are listed in the index under Item 8 of this document

	2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b)	Exhibits

Exhibit Number	Description
(3)*	Articles of Incorporation and Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws

(21)	Subsidiaries
21.1	Lexaria Canpharm ULC, a British Columbia Canada corporation
21.2	Poviva Corp, a Nevada corporation
21.3	Lexaria Hemp Corp., a Delaware corporation
21.4	Lexaria Nicotine LLC, a Delaware corporation
21.5	Lexaria Canpharm Holding Corp., a Nevada corporation
21.6	Lexaria Pharma Corp., a Delaware corporation

(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

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

Page 23 of 24

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
Date:	January 8, 2020

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
Date:	January 8, 2020

By:	/s/ John Docherty
John Docherty
President and Director
Date:	January 8, 2020

By:	/s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
(Principal Financial Officer)
Date:	January 8, 2020

Page 24 of 24