Form 10-Q
period 2020-02-29
Lexaria Bioscience Corp.
filed 2020-04-03
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

☐ RANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number

LEXARIA BIOSCIENCE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#100 – 740 McCurdy Road, Kelowna BC Canada	V1X 2P7
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: 1-250-765-6424

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

80,720,879 common shares as of April 2, 2020

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 29

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED BALANCE SHEET

(Expressed in U.S. Dollars)

	February 29	August 31
	2020	2019
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$739,985	$1,285,147
Marketable securities (Note 19)	23,623	64,214
Accounts receivable (Note 7)	227,266	273,145
Inventory (Note 8)	124,412	127,396
Prepaid expenses and deposit (Note 18)	64,757	68,927
Total Current Assets	1,180,043	1,818,829

Capital assets, net
Intellectual property (Note 9)	267,995	265,127
Property & equipment (Note 10)	538,188	591,263
	806,183	856,390
TOTAL ASSETS	$1,986,226	$2,675,219

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 11)	$61,690	$136,411
Due to a related party (Note 15)	1,600	48,096
	63,290	184,507
TOTAL LIABILITIES	63,290	184,507

STOCKHOLDERS' EQUITY
Share Capital (Note 12)
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 80,720,879 common shares at February 29, 2020
and 78,787,134 common shares at August 31, 2019	80,721	78,787
Additional paid-in capital (Note 12, 13)	27,524,998	26,172,453
Deficit	(25,725,859)	(23,868,202)
Equity attributable to shareholders of the Company	1,879,860	2,383,038
Non-Controlling Interest	43,076	107,674
Total Stockholders' Equity	1,922,936	2,490,712
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,986,226	$2,675,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page 3 of 29

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 29	February 28	February 29	February 28
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue (Note 14)	$107,299	$15,349	$169,381	$37,558
Cost of Goods Sold	58,106	2,690	65,959	4,848
Gross profit	49,193	12,659	103,422	32,710

Expenses
Accounting and audit	7,493	17,495	26,529	27,067
Depreciation and amortization (Note 9, 10)	28,282	10,086	55,794	11,689
Advertising and promotions	34,717	113,229	80,985	285,142
Consulting (Notes 12, 13, 15)	521,228	603,427	1,005,024	846,418
Investor relation	3,762	-	21,277	-
Legal and professional	88,002	257,381	140,357	354,033
Office and miscellaneous	65,100	52,258	139,127	125,160
Research and development	186,557	66,083	294,020	163,056
Travel	21,759	20,293	43,612	39,499
Wages and salaries	90,768	25,627	178,361	25,627
Unrealized loss on marketable securities (Note 19)	(983)	(109)	40,591	9,521
	1,046,685	1,165,770	2,025,677	1,887,212

Net loss and comprehensive loss for the period	$(997,492)	$(1,153,111)	$(1,922,255)	$(1,854,502)
Net loss and comprehensive loss attributable to:
Common shareholders	$(950,344)	$(1,147,976)	$(1,857,657)	$(1,849,367)
Non-controlling interest	$(47,148)	$(5,135)	$(64,598)	$(5,135)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
- Basic and diluted	79,890,378	77,101,038	79,890,378	76,079,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page 4 of 29

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 29	February 28
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows used in operating activities
Net loss and comprehensive loss	$(1,922,255)	$(1,854,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	456,707	64,044
Depreciation and amortization	55,794	11,689
Unrealized loss on marketable securities	40,591	9,521
Common shares issued for services	-	131,000
Warrants issued for services	70,752	-
Change in working capital
Accounts receivable	45,879	(9,604)
Inventory	3,108	(20,785)
Prepaid expenses and deposits	4,170	44,629
Accounts payable and accrued liabilities	(74,721)	458,673
Due to related parties	(46,496)	(2,234)
Net cash used in operating activities	$(1,366,471)	$(1,167,569)

Cash flows used in investing activities
Investment from Altria	-	1,000,000
Intellectual property	(5,711)	(55,743)
Property & equipment	-	(441,150)
Net cash used in investing activities	$(5,711)	$503,107

Cash flows from financing activities
Proceeds from issuance of equity	827,020	2,030,489
Net cash from financing Activities	$827,020	$2,030,489

Increase(Decrease) in cash and cash equivalents	(545,162)	1,366,027
Cash and cash equivalents at beginning of period	1,285,147	1,727,184
Cash and cash equivalents at end of period	$739,985	$3,093,211

Supplemental information of cash flows:
Income taxes paid in cash	$957	$13,869
Subscription funds payable	$-	$31,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page 5 of 29

LEXARIA BIOSCIENCE CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT $	ADDITIONAL PAID-IN CAPITAL $	DEFICIT $	NCI $	AOCI $	TOTAL STOCKHOLDERS’ EQUITY $
Balance, August 31, 2018	75,533,471	75,533	22,095,682	(19,768,782)	-	(14,247)	2,388,186
Stock based compensation	-	-	64,044	-	-	-	64,044
Private placement of shares, net of issuance cost	947,150	947	1,469,363	-	-	-	1,470,310
Exercise of stock options	330,000	330	32,670	-	-	-	33,000
Exercise of warrants	309,800	310	145,570	-	-	-	145,880
Net loss	-	-	-	(701,391)	-	-	(701,391)
AOCI	-	-	-	-	-	14,247	14,247
Balance November 30, 2018	77,120,421	77,120	23,807,329	(20,470,173)	-	-	3,414,276
Shares issued for services	100,000	100	130,900	-	-	-	131,000
Exercise of stock options	50,000	50	18,450	-	-	-	18,500
Exercise of warrants	731,665	732	362,067	-	-	-	362,799
Net loss	-	-	-	(1,147,976)	-	-	(1,147,976)
Net loss non-controlling interest	-	-	-	-	(5,135)	-	(5,135)
Non-controlling Interest (Note 3)	-	-	-	-	1,000,000	-	1,000,000
Balance February 28, 2019	78,002,086	78,002	24,318,746	(21,618,149)	994,865	-	3,773,464
Exercise of stock options	50,000	50	14,700	-	-	-	14,750
Exercise of warrants	385,048	385	228,058	-	-	-	228,444
Warrants Issued for Service	-	-	52,817	-	-	-	52,817
Stock based compensation	-	-	443,266	-	-	-	443,266
Net loss	-	-	-	(1,171,805)	-	-	(1,171,805)
Net loss non-controlling interest	-	-	-	-	(16,131)	-	(16,131)
Non-controlling Interest (Note 3)	-	-	833,333	-	(833,333)	-	-
Balance May 31, 2019	78,437,134	78,437	25,890,921	(22,789,954)	145,401	-	3,324,805
Shares issued for services	150,000	150	103,350	-	-	-	103,500
Exercise of warrants	200,000	200	58,800	-	-	-	59,000
Stock based compensation	-	-	119,382	-	-	-	119,382
Net loss	-	-	-	(1,078,248)	-	-	(1,078,248)
Net loss non-controlling interest	-	-	-	-	(37,727)	-	(37,727)
Balance August 31, 2019	78,787,134	78,787	26,172,453	(23,868,202)	107,674	-	2,490,712
Stock based compensation	-	-	162,414	-	-	-	162,414
Warrants issued for services	-	-	70,752	-	-	-	70,752
Private placement	1,823,745	1,824	814,196	-	-	-	816,020
Net loss	-	-	-	(907,313)	-	-	(907,313)
Non-controlling interest	-	-	-	-	(17,450)	-	(17,450)
Balance November 30, 2019	80,610,879	80,611	27,219,815	(24,775,515)	90,224	-	2,615,135
Stock based compensation	-	-	294,293	-	-	-	294,293
Exercise of stock options	110,000	110	10,890	-	-	-	11,000
Net loss	-	-	-	(950,344)	-	-	(950,344)
Non-controlling interest	-	-	-	-	(47,148)	-	(47,148)
Balance February 29, 2020	80,720,879	80,721	27,524,998	(25,725,859)	43,076	-	1,922,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page 6 of 29

LEXARIA BIOSCIENCE CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

(Expressed in U.S. Dollars)

1.	Organization, Business and Going Concern

Lexaria Bioscience Corp. (“Lexaria”, or the “Company”) was formed on December 9, 2004 under the laws of the State of Nevada. In March of 2014, the Company began its entry into the bioscience and alternative health and wellness business. In May 2016, the Company commenced out-licensing its patented DehydraTECH™ technology (the “Technology”) for improved delivery of bioactive compounds that promotes healthy ingestion methods, lower overall dosing and higher effectiveness in active molecule delivery. The Company has its office in Kelowna, BC, Canada.

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

Page 7 of 29

Our operations may require licenses and permits from various governmental authorities. We believe that we will be able to continue to obtain all necessary licenses and permits under applicable laws and regulations for our operations and believe we will be able to comply in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits, and failing to obtain or retain required licenses could have a materially adverse effect on the Company.

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

These interim consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries; Lexaria CanPharm ULC, PoViva Corp., Lexaria Hemp Corp., Kelowna Management Services Corp. and Lexaria Pharmaceutical Corp., and our 83.333% subsidiary Lexaria Nicotine LLC (16.667% Altria Ventures Inc., an indirect wholly owned subsidiary of Altria Group, Inc.). All significant intercompany balances and transactions have been eliminated.

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

Page 8 of 29

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the audited consolidated financial statements for the year ended August 31, 2019.

6.	Recent Accounting Guidance

In February 2016 FASB issued ASU No. 201602, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In November 2019 FASB issued ASU No 201910 revised the effective date based on updated criteria with the effective date for fiscal years beginning after December 15, 2020. The Company is assessing the impact on its consolidated financial statements.

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

Page 9 of 29

7.	Accounts and Other Receivables

	February 29	August 31
	2020	2019
	$	$
Trade and deposits receivable	6,558	5,727
Territory license fee receivable	142,000	106,000
Sales tax receivable	78,708	161,418
	227,266	273,145

8.	Inventory

	February 29	August 31
	2020	2019
	$	$
Raw materials	55,743	45,068
Finished goods	68,669	82,328
	124,412	127,396

During the period ended February 29, 2020, the Company wrote down $NIL (2019 - $NIL) of inventory to reflect its net realisable value.

9.	Intellectual Property

The following is a list of US capitalized patents held by the Company

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019

Page 10 of 29

The Company also holds non-capitalized patents outside the US. A continuity schedule for capitalized patents is presented below:

	February 29	August 31
	2020	2019
	$	$
Balance – beginning	265,127	146,538
Addition	5,711	122,982
Amortization*	(2,843)	(4,393)
Balance – ending	267,995	265,127
*The patents are amortized over their legal life of 20 years.

10.	Property & Equipment

Quarter Ended February 29, 2020	Cost	Period Amortization	Accumulated Amortization	Net Balance February 29 2020
	$	$	$	$
Leasehold improvements	259,981	(26,249)	(59,592)	200,389
Computers	63,964	(9,841)	(22,028)	41,936
Furniture fixtures equipment	34,220	(3,518)	(9,580)	24,640
Lab equipment	291,235	(13,467)	(20,013)	271,223
	649,400	(53,075)	(111,213)	538,188

Year Ended August 31, 2019	Cost	Period Amortization	Accumulated Amortization	Net Balance August 31, 2019
	$	$	$	$
Leasehold improvements	259,981	(33,342)	(33,342)	226,639
Computers	63,964	(12,187)	(12,187)	51,777
Furniture fixtures equipment	34,220	(4,205)	(6,062)	28,158
Lab equipment	291,235	(6,546)	(6,546)	284,689
	649,400	(56,281)	(58,137)	591,263

11.	Accounts Payable and Accrued Liabilities

	February 29	August 31
	2020	2019
	$	$
Accounts Payable
Trades payable	55,593	31,463
Sales tax payable	-	63,616
Accrued Liabilities
Trades payable	6,097	41,332
Balance – ending	61,690	136,411

Page 11 of 29

12.	Common Shares and Warrants

During the quarter ended February 29, 2020 the Company issued 110,000 shares on the exercise of previously granted stock options for a total value of $11,000.

A year to date summary of share issuances is presented below:

Type of Issuance	Number of Shares	Total Value $
Option exercise	110,000	11,000
Private placement(1)	1,823,745	820,685
	1,933,745	831,685
(1) Fees of $4,665 were paid for net receipt of $816,020

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance August 31, 2018	3,286,274	0.72
Cancelled/expired	(17,498)	0.59
Exercised	(1,626,513)	0.49
Issued	1,183,062	1.99
Balance August 31, 2019	2,825,325	1.38
Cancelled/expired	(750,000)	1.50
Issued	2,057,495	0.80
Balance February 29, 2020	4,132,820	1.07

The fair value of share purchase warrants granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

February 29 2020
Expected volatility	91%
Risk-free interest rate	2.87%
Expected life	2 years
Dividend yield	0.00%
Estimated fair value per warrant	$0.28-$0.43

Page 12 of 29

A summary of warrants outstanding as of February 29, 2020 is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
975,325	0.67 years	2.25
100,000	1.23 years	0.96
250,000	1. 24 years	1.55
750,000	1.60 years	0.14
225,000	2.68 years	0.80
1,562,995	1.71 years	0.80
269,500	1.75 years	0.80
4,132,820	1.46 years	1.07

13.	Stock Options

The Company has established its 2007 Equity Incentive Plan, whereby the board of directors may grant up to 412,500 stock options to eligible employees and directors, the 2010 Stock Option Plan whereby the board of directors may, from time to time, grant up to 1,512,500 stock options to officers and employees; the 2014 Stock Option Plan whereby the board of directors may, from time to time, grant up to 1,997,500 stock options to directors, officers, employees, and consultants; and the 2019 Equity Incentive Plan whereby the board of directors may, from time to time, grant up to 7,838,713 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised no later than five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

The Company granted the following options during the quarter ended February 29, 2020:

Quantity		Exercise Price $	Life (Years)
550,000		0.47	5
60,000	(1)	0.43	5
610,000		0.47

(1) Options granted vest 20,000 on grant and 20,000 annually thereafter until fully vested.

Page 13 of 29

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $
Balance August 31, 2018	4,800,000	0.71
Cancelled/expired	(1,415,000)	0.66
Exercised	(430,000)	0.15
Granted	2,048,000	1.00
Balance August 31, 2019	5,003,000	0.89
Cancelled/expired	(550,000)	0.09
Exercised	(110,000)	0.10
Granted	1,610,000	0.54
Balance February 29, 2020 (Outstanding)	5,953,000	0.88	3.69	94,510
Balance February 29, 2020 (Exercisable)	4,397,341	0.94	3.46	90,910

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

February 29 2020
Expected volatility	95%-96%
Risk-free interest rate	1.45%-1.68%
Expected life	5 years
Dividend yield	0.00%
Estimated fair value per option	$0.30-$0.39

14.	Revenues

February 29 2020 $		February 28 2019 $
Product sales	99,191	5,436
Licensing revenue	69,750	32,000
Freight revenue	440	122
	169,381	37,558

During the six months ended February 29, 2020, the Company recognized $37,750 of Intellectual Property Licensing fees and $36,000 of Usage Fees (February 2019 - $Nil and $32,000). Licensing revenues are significantly concentrated on a single customer.

There was an increase in product sales in the current year compared to the previous years as the Company was able to solve some payment processing issues late in fiscal 2019, allowing for improved ability to conduct online retail transactions. Intermediate products sales began during the second quarter, which typically is a DehydraTECH enabled powder that companies can purchase to include in their products. Intermediate product sales constituted the majority of our product sales segment revenue and is a new form of revenue for the current fiscal year. The Licensing fees consist of IP licensing fees for transfer of the Technology with the signing of definitive agreements for the DehydraTECH technology and usage fees. The Licensing fees include payments due upon transfer of the Technology and installment payments that are receivable within 12 months (Note 7).

Page 14 of 29

15.	Related Party Transactions

					February 29	February 28
					2020	2019
Management, consulting	Contract		Non Cash		Total	Total
and director services	$	%	$	%	$	$
CAB Financial Services(1)	131,557	100	-	-	131,557	92,319
M&E Services Ltd.(1)	58,785	100	-	-	58,785	56,238
Docherty Management Limited(1)	113,569	38	187,069	62	300,638	83,263
Directors	35,214	100	-	-	35,214	225,588
	339,125		187,069		526,194	457,408

(1)C.A.B. Financial Services is owned by the CEO of the Company, M&E Services Ltd. is owned by the CFO of the Company, and Docherty Management Limited is owned by the President of the Company.

Due to related parties:

Related party transactions are recorded at the exchange amount established and agreed to between the related parties.

As at February 29, 2020, $1,600 (August 31, 2019 - $48,096) was payable to related parties and included in due to related parties.

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

Page 15 of 29

	IP Licensing $	Consumer Products $	Corporate $	Consolidated Total $
External revenue	69,750	99,631	-	169,381
CoGS	-	(65,959)	-	(65,959)
Operating expenses	(300,034)	(293,487)	(1,432,156)	(2,025,677)
Segment loss	(230,284)	(259,815)	(1,432,156)	(1,922,255)
Total assets	694,684	124,412	1,167,130	1,986,226

17.	Commitments, Significant Contracts and Contingencies

Management and Service Agreements:

As at February 29, 2020, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services	CAD $29,167	January 1, 2022
Docherty Management Ltd.	CAD $25,000	January 1, 2022
M&E Services Ltd.	CAD $12,960	June 1, 2021
Corporate development	CAD $1,000	Month to Month
Office management	CAD $10,000	August 15, 2022
Research & development	CAD $3,854	Month to Month
Office rent(1)	CAD $4,823	November 15, 2023

Corporate Offices:

(1)	Corporate office and R&D lab space leased in Kelowna, British Columbia, Canada until November 15, 2023 with an option to extend an additional five years.

18.	Prepaid Expenses

Prepaid expenses consist of the following at February 29, 2020 and August 31, 2019:

February 29 2020 $		August 31 2019 $
Advertising & Conferences	37,955	39,143
Office & Insurance	9,042	29,784
Licence, Filing Fees, Dues	17,760	-
	64,757	68,927

Page 16 of 29

19.	Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2019
Common stock	81,250	9,335	(12,124)
Total	81,250	9,335	(26,973)	63,612
February 29, 2020
Common stock	81,250	1,782	(41,771)
Total	81,250	11,117	(68,744)	23,623

Unrealized losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Page 17 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. These statements relate to future events or our future financial performance. Any forward-looking statements are based on our present beliefs and assumptions as well as the information currently available to us. In some cases, forward-looking statements are identified by terminology such as “may”, “will”, “should”, “could”, “targets”, “goal”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in Item 1(A) in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on November 14, 2019, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our unaudited interim consolidated financial statements are stated in United States Dollars (“US$”) and are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

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

Company and Business Overview

We are a bioscience intellectual property (“IP”) research, development and licensing company for our patented lipid nutrient infusion DehydraTECH™ technology (the “Technology”) and were incorporated in 2004 in Nevada. Our Technology improves delivery of bioactive compounds that promotes healthy ingestion methods, lower overall dosing and higher effectiveness in active molecule delivery.

The Company’s food sciences activities include the development of our proprietary nutrient infusion technologies for the production of functional foods, and the production of enhanced food products under our consumer product brands, ViPova™, Lexaria Energy™, TurboCBD™ and ChrgD+™. The Company’s Technology is believed to improve taste, rapidity and delivery of bioactive compounds that include cannabinoids, vitamins, Non-Steroidal Anti-Inflammatory Drugs (“NSAIDs”), nicotine and other molecules compared to what is possible without lipophilic enhancement technology. All of Lexaria’s consumer product goods are made with commonly available food grade ingredients and are sold in the US through e-commerce platforms and fulfillment centers.

Page 18 of 29

Lexaria hopes to reduce other common, but less healthy administration methods such as smoking, as industry segments embrace the benefits of our Technology for public health. The Company is aggressively pursuing patent protection in national jurisdictions globally and has more than 50 patent applications pending worldwide. Due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. Lexaria is also filing new patent applications for novel new discoveries that arise from the Company’s R&D programs and, due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed.

As at February 29, 2020, we have identified two reportable operating segments: Intellectual Property Licensing and Consumer Products.

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes in this quarterly report on Form 10-Q and our audited financial statements with notes in our annual report on Form 10-K for the year ended August 31, 2019.

Page 19 of 29

Our Current Business

Our Company’s business plan is currently focused on the development of strategic partnerships with licensees for our patented Technology in exchange for up front and/or staged licensing fees over time. Secondarily and more generally, we continue to investigate national and international opportunities for development and distribution of the Company’s enhanced functional food and supplement product offerings; to investigate expansions and additions to our intellectual property portfolio; and to search for additional opportunities in alternative health sectors. This includes the acquisition and development of intellectual property to support and expand our patents as funding and opportunity allow.

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

To date, the following patents have been awarded in the United States and Australia:

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

We are seeking additional patent protection for what we believe to be a unique process for the nutritional delivery of certain molecules such as Cannabinoids, Nicotine, NSAIDs, and Vitamins. To achieve sustainable and profitable growth, our Company intends to control the timing and costs of our projects wherever possible. We have filed for patent protection of our Technology for additional compounds such as phosphodiesterase inhibitors, human hormones such as estrogen and testosterone and more. We are investigating other compounds and molecules for potential patent protection pursuit.

During the quarter ended February 29, 2020, and up to the date of this report, we experienced the following significant corporate developments:

Page 20 of 29

The Company entered into license agreements in connection with oral pouches and oral mulch products: (i) the first license agreement (the “Hemp Agreement”) has been entered into with Boldt Runners Corporation (“BRC”) via its subsidiary, Lexaria Hemp Corp.; and (ii) the second license agreement (the “THC Agreement”) has been entered into with Trinidad Consulting LLC (“TCL”) via its subsidiary Lexaria CanPharm ULC. BRC and TCL are collectively referred to herein as “Cannadips”.

The Hemp Agreement provides that: (i) Cannadips shall have the exclusive right in the USA to use Lexaria’s patented DehydraTECH™ Technology with nicotine and tobacco free, cannabinoid pouches and oral mulch products (the “CBD Pouches”) which contain less than 0.29% tetrahydrocannabinol (“THC”) for a period of ten (10) years; (ii) the Hemp Agreement may be renewed for an additional five (5) year term upon mutual agreement of any adjustments to usage fees and/or minimum performance fees; (iii) Cannadips shall be subject to certain minimum performance fees starting March 1, 2020; and (iv) Cannadips shall maintain the right to have an option to sell CBD Pouches in the territories of Canada, Mexico or the European Union provided that a fee is paid.

Subsequent to February 29, 2020,

The emergence of the Coronavirus (COVID-19”) in over 140 countries around the world in the two months ending mid-March 2020, presents significant and unforecastable new risks to the Company and its business plan. Restrictions on national and international travel have made it increasingly difficult to carry out normal business activities related to corporate finance efforts, to the pursuit of new customers for the Company’s products and services, and to retail customers throughout North America who might otherwise access the products of the Company’s B2B business partners. As a result, the COVID-19 pandemic will almost certainly increase risks of lower revenues and higher losses for the products and services currently offered by the Company.

The Company is encountering significant challenges in executing its business plan and normal business operations as a result of COVID-19 and does not have sufficient resources to withstand a protracted term during which most business activities are curtailed. The Company has not at this time dismissed any employees as a result of the CoVID-19 pandemic, but may need to do so at any time to preserve resources.

The Company is simultaneously investigating whether there may be any new emerging opportunities related to the COVID-19 crisis related to its patented DehydraTECH technology that has been thoroughly tested for its superior delivery of other compounds and drugs, and whether any of these characteristics might be applicable to the Coronavirus. It is unknown at this time whether there is any such applicability.

On March 19, 2020, the Company announced that it intends to conduct a pilot human pharmacokinetic exploratory study in healthy volunteers of three antiviral drugs that have previously been studied against other coronavirus strains, comparing DehydraTECH formulations to controls without Lexaria’s technology. It intends to conduct the study at a leading Canadian University where a study design and plan have been submitted for ethics board approval. Pending the successful execution and outcome of this study, additional research may include expanded pharmacokinetic and pharmacodynamic screening, including studies in appropriate coronavirus animal models for efficacy evaluation. If Lexaria’s technology is proven to increase delivery effectiveness of antiretroviral drugs, the Company intends to make its technology available to researchers throughout the world looking to maximize the effectiveness of their own drug investigations.

Page 21 of 29

Research and Development

Lexaria incurred $ 294,020 (2019 $163,056) in research and development expenditures during the period ending February 29, 2020. Specific R&D programs are in ongoing development and will be tightly related to our financial ability to undertake each research phase for each API. Due to our expanding portfolio coverage, we are continuing to examine accelerated timetable options for testing, research and development of each API.

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

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Page 22 of 29

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

Results of Operations for our Period Ended February 29, 2020 and February 28, 2019

Our net loss and comprehensive loss and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended	Six Months Ended
	February 29	February 28
	2020	2019	Change
	$	$	$
Revenue	169,381	37,558	131,823
General and administrative	2,025,677	1,887,212	138,465
Consulting fees & Wages	1,183,385	872,045	311,340
Legal and professional	140,357	354,033	(213,676)
Net Loss	(1,922,255)	(1,854,502)	(67,753)

Page 23 of 29

Revenue

Product revenues of $99,191 represent the majority of revenues during the period ended February 29, 2020 that include intermediate products sales that began during the second quarter. Intermediate products we produce are typically a DehydraTECH enabled powder that companies include in their product’s manufacturing process.

Our Licensing revenue of $69,750 continue to reflect delays in usage fee revenues from existing licensees in Canada waiting for product approval from Health Canada on products, and other licensees initiating or ramping up their production. Licensing revenue was primarily based on expanded licence agreements entered into recognising the IP Territory Licensing fee, and existing licenses generating usage fees. Increasing ongoing usage fees are expected as licensees begin or ramp up products or when contracted minimum requirements become due.

Increases in revenues are expected during the 2020 calendar year but the ongoing market instability may delay or prevent licensees from advancing their programs. Our intermediate products, which easily allows consumer product manufacturers to add DehydraTECH enabled powder to their existing products, are expected to simplify and enhance the adoption of our Technology for manufacturers.

Our licensing revenues consist of IP licensing fees for the transfer of the Technology at the signing of definitive agreements for the Technology. The additional licensing fees include payments due upon transfer of the Technology and installment payments that are receivable within 12 months (Note 7).

During the period ended February 29, 2020, our revenues were derived within the following categories: $69,750 (February 2019: $32,000) of intellectual property licensing revenue and $99,631 (2019: $5,558) in product and other revenues.

General and Administrative

Our general and administrative expenses increased by $138,465 during the period ended February 29, 2020. The modest increase is comprised of significant reductions in advertising and patent related filings and increases reflected in the additional personnel that started during fiscal 2019, increases to our research, equipment amortization and unrealized losses on investments. We are focusing on cost constraints to preserve cash.

Interest Expense

Interest expense for the period ended February 29, 2020 was $Nil (2018: $Nil). The Company has no debt currently other than month-to-month payables.

Consulting Fees

Our consulting fees increased by $158,606, which is partly due to the non-cash share-based payments for services ($527,459), director and advisor fees. Reductions include month to month contracts that were not renewed that ended later in the quarter.

Legal and Professional Fees

Our professional fees decreased by $213,676 during the period primarily due to reduced patent and trademark filings, and fewer other advisory services utilized during the period. We recognize certain legal fees, tax advice fees, and accounting services all as “Professional Fees.”

Page 24 of 29

Liquidity and Financial Condition

Working Capital	February 29	August 31
	2020	2019
	$	$
Current assets	1,180,043	1,818,829
Current liabilities	(63,290)	(184,507)
Net Working Capital	1,116,753	1,634,322

The Company’s working capital balance decrease during the period was limited due to exercises of outstanding options, warrants and the private placement (Note 12) completed during the period. The Company maintained a positive and relatively strong working capital position throughout the period.

Cash Flows	February 29	February 28
	2020	2019
	$	$
Cash flows (used in) provided by operating activities	(1,366,471)	(1,167,569)
Cash flows (used in) provided by investing activities	(5,711)	503,107
Cash flows (used in) provided by financing activities	827,020	2,030,489
Increase (decrease) in cash	(545,162)	1,366,028

Operating Activities

Net cash used in operating activities was $1,366,471 for the period compared with cash used in operating activities of $1,167,569 during the same period in 2019. This difference was largely due to the increased costs pertaining to research and development supporting our Technology and personnel wages.

Investing Activities

Net cash used in investing activities was $5,711 (2019 ($503,107)) for the period to support patent filings. This includes reductions to patent filings and capital asset purchases.

Financing Activities

Net cash provided from financing activities was $827,020 during the period ended February 29, 2020 from a private placement and option exercise compared to net cash provided of $3,030,489 ($2,075,619 from private placements and exercises and $1,000,000 from the 16.67% acquisition of Lexaria Nicotine by Altria) during the same period in 2019.

Liquidity and Capital Resources

We have accumulated a large deficit since inception that has primarily resulted from executing our business plan including research and development expenditures we have made in seeking to identify and develop our intellectual property patents for licensing and product creation. We expect to continue to incur losses for at least the short term.

Page 25 of 29

To date, we have obtained cash and funded our operations primarily through equity financings and limited amounts from revenue generation while our licensees ramp up production and expansions. We expect to continue to evaluate various funding alternatives on an ongoing basis as needed to maintain operations, to continue our research programs and to expand our patent portfolio. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our stockholders view as favorable. Market volatility and concerns over a global recession may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

Short Term Liquidity

At February 29, 2020 we had $739,985 in cash and cash equivalents. We believe our cash resources are sufficient to allow us to continue operations for at least the next five months from the date of this Quarterly Report.

Long Term Liquidity

It will require substantial cash to achieve our objectives for developing and patenting our intellectual property across all applicable market and industry segments. This process typically takes many years and potentially millions of dollars for each segment. We will need to obtain significant funding from existing or new relationships, increasing revenue streams or from other sources of liquidity such as the sale of equity, issuance of debt or other transactions.

The exact requirements will vary depending on the results of research programs and the requirements of each industry segment that we pursue. Pursuit of each segment will be prosecuted or curtailed based on available sources of cash with which to execute individual segment business plans. The requirements will also be affected by transactions with existing or new relationships and the depth of regulatory requirements in each segment for compliance required to approve our IP, to market and license it. These changes to requirements and transactions may impact our liquidity as well as affect our expenses.

Item 3. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer) to allow for timely decisions regarding required disclosure.

As of February 29, 2020, the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO, President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President, CEO and the CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 29, 2020.

Page 26 of 29

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with US GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 29, 2020, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management reviewed the results of their assessment with our Board of Directors.

Inherent limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, regulations, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the quarter ended February 29, 2020 our controls and controls processes remained consistent with August 31, 2019. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Page 27 of 29

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

Item 2. Exhibits, Financial Statement Schedules

a)	Financial Statements

1)	Financial statements for our Company are listed in the index under Item 1 of this document

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
3.3	Amendment to Articles of Incorporation – Share Consolidation (Filed on Form 8-K May 29th, 2009 Exh 3.1)
3.4	Amendment to Articles of Incorporation – Share Expansion (Filed on Form 8-K March 10th, 2010)
3.5	Amendment to Articles of Incorporation –Share Forward Split (Filed on Form 8-K December 16th, 2015 Exh 3-1)
3.6	Amendment to Articles of Incorporation – Name Change (Filed on Form 8-K May 11th, 2016 Exh 99.1)

(21)	Subsidiaries
21.1	Lexaria Canpharm ULC, a British Columbia Canada corporation
21.2	Poviva Corp, a Nevada corporation
21.3	Lexaria Hemp Corp., a Delaware corporation
21.4	Lexaria Nicotine LLC, a Delaware corporation
21.5	Lexaria Canpharm Holding Corp., a Nevada corporation
21.6	Lexaria Pharma Corp., a Delaware corporation

(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Page 28 of 29

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director (Principal Executive Officer) Date: April 2, 2020

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka
Christopher Bunka Chief Executive Officer, Chairman and Director (Principal Executive Officer) Date: April 2, 2020

By:	/s/ John Docherty
John Docherty President and Director Date: April 2, 2020

By:	/s/ Allan Spissinger
Allan Spissinger CPA, CA Chief Financial Officer (Principal Financial and Accounting Officer) Date: April 2, 2020

Page 29 of 29