Form 10-Q
period 2020-05-31
Lexaria Bioscience Corp.
filed 2020-06-30
CIK 1348362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

 89,587,090 common shares as of July 2, 2020

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 31

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	May 31	August 31
	2020	2019
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$2,034,011	$1,285,147
Marketable securities (Note 20)	18,277	64,214
Accounts receivable (Note 7)	253,960	273,145
Inventory (Note 8)	132,923	127,396
Prepaid expenses and deposit (Note 18)	88,940	68,927
Total Current Assets	2,528,111	1,818,829

Capital assets, net
Intellectual Property (Note 9)	280,870	265,127
Property & equipment (Note 10)	511,281	591,263
	792,151	856,390
TOTAL ASSETS	$3,320,262	$2,675,219

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 11)	$55,127	$136,411
Deferred revenue	6,250	-
Due to a related party (Note 15)	29,595	48,096
Total Current Liabilities	90,972	184,507

Long Term
Loan payable (Note 19)	28,756	-
	28,756	-
TOTAL LIABILITIES	119,728	184,507

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 89,587,090 common shares at May 31, 2020
and 78,787,134 common shares at August 31, 2019	89,587	78,787
Additional paid-in capital	30,184,383	26,172,453
Deficit	(27,087,240)	(23,868,202)
Equity attributable to shareholders of the Company	3,186,730	2,383,038
Non-Controlling Interest	13,804	107,674
Total Stockholders' Equity	3,200,534	2,490,712
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,320,262	$2,675,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page 3 of 31

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue (Note 14, 16)	$81,423	$59,931	$250,804	$97,489
Cost of Goods Sold	20,319	3,096	86,278	7,944
Gross profit	61,104	56,835	164,526	89,545

Expenses
Accounting and audit	17,113	4,407	43,642	31,474
Depreciation and amortization (Note 8, 9,10)	28,081	22,666	83,875	34,355
Advertising and promotions	48,513	114,706	129,498	399,848
Bad debt	50,000	-	50,000	-
Consulting (Notes 12, 13, 15)	944,210	280,893	1,949,234	1,127,311
Investor relation	-	62,309	21,277	62,309
Legal and professional	149,257	192,677	289,614	546,710
Office and miscellaneous	55,402	81,876	194,529	207,036
Research and development	24,557	231,035	318,577	394,091
Travel	2,566	33,371	46,178	72,870
Wages and salaries (Note 19)	125,274	224,544	303,635	250,171
Loss on disposal of marketable securities (Note 20)	18,198	-	18,198	-
Unrealized (gain)/loss on marketable securities (Note 20)	(19,654)	(3,713)	20,937	5,808
Inventory writeoff (Note 7)	8,240	-	8,240	-
	1,451,757	1,244,771	3,477,434	3,131,983

Net loss and comprehensive loss for the period	$(1,390,653)	$(1,187,936)	$(3,312,908)	$(3,042,438)
Net loss and comprehensive loss attributable to:
Common shareholders	$(1,361,381)	$(1,171,805)	$(3,219,038)	$(3,021,172)
Non-controlling interest	$(29,272)	$(16,131)	$(93,870)	$(21,266)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding
- Basic and diluted	83,084,634	80,550,438	80,962,902	77,509,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page 4 of 31

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	NINE MONTHS ENDED
	May 31	May 31
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows used in operating activities
Net loss and comprehensive loss	$(3,312,908)	$(3,042,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,139,270	507,310
Depreciation and amortization (Note 8, 9, 10)	83,875	34,355
Inventory write-off (Note 8)	8,240	-
Bad debt expense	50,000	-
Realized Loss on disposal of investment (Note 20)	18,198	-
Unrealized loss on marketable securities	20,937	5,808
Common shares issued for services	-	131,000
Warrants issued for services	168,833	52,817
Change in working capital
Accounts receivable	(30,815)	(16,333)
Inventory	(13,396)	(101,042)
Prepaid expenses and deposits	(20,013)	70,924
Accounts payable and accrued liabilities	(81,284)	75,513
Due to related parties	(18,501)	13,140
Deferred revenue	6,250	-
Net cash used in operating activities	$(1,981,314)	$(2,268,946)

Cash flows used in investing activities
Sale of marketable securities (Note 20)	6,802	-
Intellectual property	(20,007)	(99,418)
Property & equipment	-	(636,661)
Net cash used in investing activities	$(13,205)	$(736,079)

Cash flows from financing activities
Long Term Loan	28,756	-
Proceeds from issuance of equity	2,714,627	3,273,683
Net cash from financing Activities	$2,743,383	$3,273,683

Decrease in cash and cash equivalents	748,864	268,659
Cash and cash equivalents at beginning of period	1,285,147	1,727,184
Cash and cash equivalents at end of period	$2,034,011	$1,995,843

Supplemental information of cash flows:
Income taxes paid in cash	$(10,459)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page 5 of 31

LEXARIA BIOSCIENCE CORP.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT $	ADDITIONAL PAID-IN CAPITAL $	DEFICIT $	NCI $	AOCI $	TOTAL STOCKHOLDERS’ EQUITY $
Balance, August 31, 2018	75,533,471	75,533	22,095,682	(19,768,782)	-	(14,247)	2,388,186
Stock based compensation	-	-	64,044	-	-	-	64,044
Private placement of shares, net of issuance cost	947,150	947	1,469,363	-	-	-	1,470,310
Exercise of stock options	330,000	330	32,670	-	-	-	33,000
Exercise of warrants	309,800	310	145,570	-	-	-	145,880
Net loss	-	-	-	(701,391)	-	-	(701,391)
AOCI	-	-	-	-	-	14,247	14,247
Balance November 30, 2018	77,120,421	77,120	23,807,329	(20,470,173)	-	-	3,414,276
Shares issued for services	100,000	100	130,900	-	-	-	131,000
Exercise of stock options	50,000	50	18,450	-	-	-	18,500
Exercise of warrants	731,665	732	362,067	-	-	-	362,799
Net loss	-	-	-	(1,147,976)	-	-	(1,147,976)
Net loss non-controlling interest	-	-	-	-	(5,135)	-	(5,135)
Non-controlling Interest (Note 3)	-	-	-	-	1,000,000	-	1,000,000
Balance February 28, 2019	78,002,086	78,002	24,318,746	(21,618,149)	994,865	-	3,773,464
Exercise of stock options	50,000	50	14,700	-	-	-	14,750
Exercise of warrants	385,048	385	228,058	-	-	-	228,444
Warrants Issued for Service	-	-	52,817	-	-	-	52,817
Stock based compensation	-	-	443,266	-	-	-	443,266
Net loss	-	-	-	(1,171,805)	-	-	(1,171,805)
Net loss non-controlling interest	-	-	-	-	(16,131)	-	(16,131)
Non-controlling Interest (Note 3)	-	-	833,333	-	(833,333)	-	-
Balance May 31, 2019	78,437,134	78,437	25,890,921	(22,789,954)	145,401	-	3,324,805
Shares issued for services	150,000	150	103,350	-	-	-	103,500
Exercise of warrants	200,000	200	58,800	-	-	-	59,000
Stock based compensation	-	-	119,382	-	-	-	119,382
Net loss	-	-	-	(1,078,248)	-	-	(1,078,248)
Net loss non-controlling interest	-	-	-	-	(37,727)	-	(37,727)
Balance August 31, 2019	78,787,134	78,787	26,172,453	(23,868,202)	107,674	-	2,490,712
Stock based compensation	-	-	162,414	-	-	-	162,414
Warrants issued for services	-	-	70,752	-	-	-	70,752
Private placement	1,823,745	1,824	814,196	-	-	-	816,020
Net loss	-	-	-	(907,313)	-	-	(907,313)
Non-controlling interest	-	-	-	-	(17,450)	-	(17,450)
Balance November 30, 2019	80,610,879	80,611	27,219,815	(24,775,515)	90,224	-	2,615,135
Stock based compensation	-	-	294,293	-	-	-	294,293
Exercise of stock options	110,000	110	10,890	-	-	-	11,000
Net loss	-	-	-	(950,344)	-	-	(950,344)
Non-controlling interest	-	-	-	-	(47,148)	-	(47,148)
Balance February 29, 2020	80,720,879	80,721	27,524,998	(25,725,859)	43,076	-	1,922,936
Stock based compensation	-	-	682,563	-	-	-	682,563
Warrants issued for services	-	-	98,081	-	-	-	98,081
Private placement	8,866,211	8,866	1,878,740	-	-	-	1,887,607
Net loss	-	-	-	(1,361,381)	-	-	(1,361,381)
Non-controlling interest	-	-	-	-	(29,272)	-	(29,272)
Balance May 31, 2020	89,587,090	89,587	30,184,382	(27,087,240)	13,804	-	3,200,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page 6 of 31

LEXARIA BIOSCIENCE CORP. NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS May 31, 2020 (Expressed in U.S. Dollars)

1.	Organization, Business and Going Concern

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

Page 7 of 31

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

Page 8 of 31

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the audited consolidated financial statements for the year ended August 31, 2019.

6.	Recent Accounting Guidance

In February 2016 FASB issued ASU No. 201602, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In November 2019 FASB issued ASU No 201910 revised the effective date based on updated criteria with the effective date for fiscal years beginning after December 15, 2020. In June 2020 FASB issued ASU No 202005 further delaying the effective date for fiscal years beginning after December 15, 2021 due to the COVID-19 pandemic. The Company is assessing the impact on its consolidated financial statements.

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

Page 9 of 31

7.	Accounts and Other Receivables

	May 31	August 31
	2020 $	2019 $
Trade and deposits receivable	16,958	5,727
Territory license fee receivable	141,370	106,000
Sales tax receivable	95,632	161,418
	253,960	273,145

8.	Inventory

	May 31 2020 $	August 31 2019 $
Raw materials	81,445	45,068
Work in progress	608	-
Finished goods	50,870	82,328
	132,923	127,396

During the period ended May 31, 2020, the Company wrote down $8,240 (2019 - $NIL) of inventory to reflect its net realisable value.

9.	Intellectual Property

The following is a list of US capitalized patents held by the Company

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019

Page 10 of 31

The Company also holds non-capitalized patents outside the US. A continuity schedule for capitalized patents is presented below:

	May 31 2020 $	August 31 2019 $
Balance – beginning	265,127	146,538
Addition	20,007	122,982
Amortization*	(4,264)	(4,393)
Balance – ending	280,870	265,127
*The patents are amortized over their legal life of 20 years.

10.	Property & Equipment

Quarter Ended May 31, 2020	Cost $	Period Amortization $	Accumulated Amortization $	Net Balance May 31, 2020 $
Leasehold improvements	259,981	(39,759)	(73,101)	186,880
Computers	63,964	(14,761)	(26,948)	37,016
Furniture fixtures equipment	34,220	(5,277)	(11,339)	22,881
Lab equipment	291,235	(20,185)	(26,731)	264,504
	649,400	(79,982)	(138,118)	511,281

Year Ended August 31, 2019	Cost $	Period Amortization $	Accumulated Amortization $	Net Balance August 31, 2019 $
Leasehold improvements	259,981	(33,342)	(33,342)	226,639
Computers	63,964	(12,187)	(12,187)	51,777
Furniture fixtures equipment	34,220	(4,205)	(6,062)	28,158
Lab equipment	291,235	(6,546)	(6,546)	284,689
	649,400	(56,281)	(58,137)	591,263

During the period $371 of amortization was included in the cost of inventory.

11.	Accounts Payable and Accrued Liabilities

	May 31 2020 $	August 31 2019 $
Accounts Payable
Trades payable	42,793	31,463
Sales tax payable	-	63,616
Accrued Liabilities
Trades payable	12,334	41,332
Balance – ending	55,127	136,411

Page 11 of 31

12.	Common Shares and Warrants

During the quarter ended May 31, 2020 the Company issued an aggregate of 8,866,211 units at $0.23, issued in two tranches for gross proceeds of $2,039,229. Each unit consists of one common share and one full warrant. The warrants are exercisable on issuance at an exercise price of $0.35 with 8,028,254 expiring May 6, 2025 and 837,957 on May 11, 2025. Pursuant to the agent agreement $151,623 and 649,123 broker warrants with an exercise price of $0.35 expiring May 6, 2025, were paid. The warrants were valued at $128,329 and were recorded as a share issue cost within additional paid in capital for a net effect of $Nil.

A year to date summary of share issuances is presented below:

Type of Issuance	Number of Shares	Total Value $
Option exercise	110,000	11,000
Private placements(1)	10,689,956	2,859,914
	10,799,956	2,870,914
(1) Total fees of $156,288 were paid for total net receipt of $2,703,626.

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance August 31, 2018	3,286,274	0.72
Cancelled/expired	(17,498)	0.59
Exercised	(1,626,513)	0.49
Issued	1,183,062	1.99
Balance August 31, 2019	2,825,325	1.38
Cancelled/expired	(750,000)	1.50
Issued	12,072,829	0.42
Balance May 31, 2020	14,148,154	0.56

The fair value of share purchase warrants granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31 2020
Expected volatility	91%-94%
Risk-free interest rate	0.36%-2.87%
Expected life	2 – 5 years
Dividend yield	0%
Estimated fair value per warrant	0.28 – 0.54

Page 12 of 31

A summary of warrants outstanding as of May 31, 2020 is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
975,325	0.42 years	2.25
100,000	0.98 years	0.96
250,000	0.98 years	1.55
750,000	1.36 years	0.14
225,000	2.43 years	0.80
1,562,995	1.45 years	0.80
269,500	1.50 years	0.80
500,000	4.79 years	0.30
8,028,254	4.93 years	0.35
1,487,080	4.95 years	0.35
14,148,154	3.84 years	0.56

13.	Stock Options

The Company has established the 2014 Stock Option Plan whereby the board of directors may, from time to time, grant up to 1,997,500 stock options to directors, officers, employees, and consultants; and the 2019 Equity Incentive Plan whereby the board of directors may, from time to time, grant up to 7,838,713 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised no later than five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

During the period ending May 31, 2020 the formerly established 2007 Equity Incentive Plan and the 2010 Stock Option Plan were cancelled. Outstanding options were cancelled and reissued under the 2019 Equity Incentive Plan.

The Company granted the following options during the quarter ended May 31, 2020:

Quantity		Exercise Price $	Life (Years)
2,538,000		0.32	5
700,000		0.34	5
3,238,000	(1)	0.32	5

(1) 3,092,000 vested on grant, 146,000 vest annually over 2 years until fully vested.

Page 13 of 31

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $
Balance August 31, 2018	4,800,000	0.71
Cancelled/expired	(1,415,000)	0.66
Exercised	(430,000)	0.15
Granted	2,048,000	1.00
Balance August 31, 2019	5,003,000	0.89
Cancelled/expired	(4,193,000)	0.98
Exercised	(110,000)	0.10
Granted	4,848,000	0.39
Balance May 31, 2020 (Outstanding)	5,548,000	0.40	4.23	71,000
Balance May 31, 2020 (Exercisable)	5,282,000	0.39	4.31	71,000

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31 2020
Expected volatility	95%-96%
Risk-free interest rate	0.35%-1.68%
Expected life	5 years
Dividend yield	0.00%
Estimated fair value per option	$0.22-$0.39

14.	Revenues

May 31 2020 $		May 31 2019 $
Product sales	119,709	7,284
Licensing revenue	130,509	90,000
Freight revenue	586	205
	250,804	97,489

During the nine months ended May 31, 2020, the Company recognized $73,759 of Intellectual Property Licensing fees and $56,750 of Usage Fees (May 2019 - $40,000 and $50,000). Licensing revenues are significantly concentrated on a single customer.

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

Page 14 of 31

15.	Related Party Transactions

Management, consulting and director services	Contract $	%	Non Cash $	%	May 31 2020 Total $	Contract $	%	Non Cash $	%	May 31 2019 Total $
CAB Financial Services(1)	196,555	56	153,065	44	349,620	157,255	100	-	-	157,255
M&E Services Ltd.(1)	81,073	36	143,886	64	224,959	83,110	100	-	-	83,110
Docherty Management Limited(1)	169,691	38	275,614	62	445,305	139,021	100	-	-	139,021
Directors	51,171	37	88,544	63	139,715	18,553	8	225,436	92	243,989
	498,490		661,109		1,159,599	397,939		225,436		623,375
(1)C.A.B. Financial Services is owned by the CEO of the Company, M&E Services Ltd. is owned by the CFO of the Company, and Docherty Management Limited is owned by the President of the Company.

All related party transactions pertain to management and director agreements entered into in the normal course of business (Note 17).

Due to related parties:

Related party transactions are recorded at the exchange amount established and agreed to between the related parties.

As at May 31, 2020, $29,595 (August 31, 2019 - $48,096) was payable to related parties and included in due to related parties.

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

Page 15 of 31

	IP Licensing $	Consumer Products $	Corporate $	Consolidated Total $
External revenue	130,509	120,295		250,804
CoGS	-	(86,278)	-	(86,278)
Operating expenses	(924,020)	(536,179)	(2,017,235)	(3,477,434)
Segment loss	(793,511)	(502,162)	(2,017,235)	(3,312,908)
Total assets	686,744	132,923	2,500,595	3,320,262

Capital Asset by Region	Cost US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Nine Months Ended May 31, 2020	$	$	$	$	$
Leasehold Improvements	-	-	259,981	186,880	186,880
Computers	-	-	63,964	37,016	37,016
Furniture Fixtures Equipment	3,094	155	31,126	22,726	22,881
Lab Equipment	98,050	88,169	193,185	176,335	264,504
	101,144	88,324	548,256	422,957	511,281

Capital Asset by Region	Cost US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Year Ended August 31, 2019	$	$	$	$	$
Leasehold Improvements	-	-	259,981	226,638	226,638
Computers	-	-	63,964	51,777	51,777
Furniture Fixtures Equipment	3,094	619	31,126	27,540	28,159
Lab Equipment	98,050	85,420	193,185	199,269	284,689
	101,144	86,039	548,256	505,224	591,263

17.	Commitments, Significant Contracts and Contingencies

Management and Service Agreements:

As at May 31, 2020, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services	CAD $29,167	January 1, 2022
Docherty Management Ltd.	CAD $25,000	January 1, 2022
M&E Services Ltd.	CAD $12,960	June 1, 2021
Corporate development	CAD $1,000	Month to Month
Office management	CAD $10,000	August 15, 2022
Research & development	CAD $3,854	Month to Month
Directors	CAD $2,500	Service Term(1)
Office rent(2)	CAD $4,823	November 15, 2023

(1)	Director agreements are in effect during their term of service as a director.

Corporate Offices:

(2) Corporate office and R&D lab space leased in Kelowna, British Columbia, Canada until November 15, 2023 with an option to extend an additional five years.

Page 16 of 31

18.	Prepaid Expenses

Prepaid expenses consist of the following at May 31, 2020 and August 31, 2019:

	May 31 2020 $	August 31 2019 $
Advertising & Conferences	33,286	39,143
Office & Insurance	17,930	29,784
Licence, Filing Fees, Dues	12,338	-
Research & Development	25,386	-
	88,940	68,927

19.	Loan Payable

We have applied for, and received, governmental assistance related to the COVID-19 pandemic. As of May 31, 2020 there are two Canadian governmental programs that currently provide:

A Canadian dollar loan of C$40,000 under the Canada Emergency Business Account (CEBA) program. The loan is a 0% interest bearing loan with no principle payments and if repaid before December 31, 2022 will result in a loan forgiveness of 25% (up to C$10,000). The loan can be converted into a 3-year term loan at 5% annual interest paid monthly effective January 1, 2023.

Canada Emergency Wage Subsidy (CEWS) program that provides a subsidy of 75% of wages for up to 24 weeks retroactive from March 15 2020, to August 29, 2020. During the nine months ended May 31, 2020, the Company received $15,272 in subsidies from the CEWS program which is recognized as a recovery of wages and salaries in profit and loss.

20.	Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2019
Common stock	81,250	9,335	(12,124)
Total	81,250	9,335	(26,973)	63,612
May 31, 2020
Common stock	56,250	8,953	(38,584)
Total	56,250	8,953	(46,926)	18,277

During the period ended May 31, 2020 common stock with a cost basis of $25,000, received from a licensee in lieu of cash, was sold for $6,802 realizing an $18,198 loss.

Unrealized losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence. The COVID-19 pandemic has caused significant market turbulence and it is possible that our evaluation will change dependant upon new information as it arises.

Page 17 of 31

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

The Company’s oral sciences activities include the development of our proprietary nutrient infusion technologies for the production of functional foods, and the production of enhanced oral products under our consumer product brands, ViPova™, Lexaria Energy™, TurboCBD™ and ChrgD+TM. The Company’s Technology is believed to improve taste, rapidity and delivery of bioactive compounds that include cannabinoids, vitamins, Non-Steroidal Anti-Inflammatory Drugs (NSAIDs), nicotine and other molecules compared to what is possible without lipophilic enhancement technology. This can allow for lower overall dosing requirements and/or higher effectiveness in active molecule delivery.

Page 18 of 31

Our current patent portfolio includes patent family grants relating to: Infused Food and Beverage Compositions and Methods of Use Thereof, pertaining to Lexaria’s method of improving bioavailability and taste, and the use of the Technology as a delivery platform for a wide variety of Active Pharmaceutical Ingredients (“APIs”) encompassing all cannabinoids including tetrahydrocannabinol (“THC”); fat soluble vitamins; NSAIDs pain medications; and nicotine.

Lexaria hopes to reduce other common but less healthy administration methods, such as smoking, as it embraces the benefits of its Technology for public health. The Company is aggressively pursuing patent protection in national jurisdictions around the world. The Company currently has more than 55 patent applications pending worldwide and, due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. Lexaria is also filing new patent applications for new discoveries that arise from the Company’s R&D programs and, due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed.

As at May 31, 2020, we have identified two reportable operating segments: Intellectual Property Licensing and Consumer Products.

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes in this quarterly report on Form 10-Q, our audited financial statements with notes in our annual report on Form 10-K for the year ended August 31, 2019 and our Form S-1 filed June 3, 2020.

Page 19 of 31

Our Current Business

Our business plan is currently focused on the development of strategic partnerships with licensees for our patented DehydraTECH™ Technology (referred to herein as “DehydraTECH” or the “Technology”) in exchange for up front and/or staged licensing fees over time. Secondarily and more generally, we continue to investigate national and international opportunities for development and distribution of the Company’s enhanced functional oral and supplement product offerings; to investigate expansions and additions to our intellectual property portfolio; and, to search for additional opportunities in alternative health sectors. This includes the acquisition or development of intellectual property if and when we believe it is advisable to do so.

Our current patent portfolio includes patent family grants relating to: (i) Food and Beverage Compositions Infused with Lipophilic Active Agents and Methods of Use Thereof; (ii) Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents; and (iii) Stable Ready-To-Drink Beverage Compositions Comprising Lipophilic Active Agents, all pertaining to Lexaria’s method of improving bioavailability and taste, and the use of the Technology as a delivery platform for a wide variety of Active Pharmaceutical Ingredients (“APIs”) encompassing all cannabinoids including tetrahydrocannabinol (“THC”); fat soluble vitamins; NSAIDs pain medications; and nicotine.

Lexaria hopes to reduce other common but less healthy administration methods, such as smoking, as it embraces the benefits of its technology for public health. The Company is aggressively pursuing patent protection in national jurisdictions around the world. The Company currently has more than 55 patent applications pending worldwide and, due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. Lexaria is also filing new patent applications for new discoveries that arise from the Company’s R&D programs and, due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed.

To date, the following patents have been awarded in the United States and Australia:

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2017
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
AUS 2015274698	06/15/2017
AUS 2017203054	08/30/2018
AUS 2018202562	08/30/2018
AUS 2018202583	08/30/2018
AUS 2018202584	01/10/2019
AUS 2018220067	07/30/2019
AUS 2016367036	07/30/2019	Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
AUS 2016367037	08/15/2019	Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents

Page 20 of 31

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

During the quarter ended May 31, 2020, and up to the date of this report, we experienced the following significant corporate developments:

On March 4, 2020, the Company announced that it had amended its license agreement with Universal Hemp LLC, a B2B manufacturing company of hemp-derived bulk ingredients to remove the exclusivity rights originally associated with the license and to reduce the aggregate minimum performance fees from $3,750,000 to $132,500.

On March 19, 2020 the Company announced that it had commenced a program to research the benefits of its DehydraTECH Technology in connection with enhancing the delivery of certain antiviral drugs.

On April 21, 2020 the Company announced the filing of a strategic new US patent application under a new patent family “Compositions and Methods for Enhanced Delivery of Antiviral Agents” to utilize its DehydraTECH process in connection with antiviral drugs for the purposes of combatting infectious disease conditions including, but not limited to, the novel coronavirus disease 2019 (“COVID-19”), MERS, SARS, influenza, herpes and AIDS.

On May 4, 2020 the Company entered into material contracts with certain investors for the sale of up to 8,866,211 shares of common stock and warrants to purchase up to 8,866,211 shares of common stock for gross proceeds of $2,039,228. The warrants have a five-year term and are exercisable at $0.35 per share. The financing closed in two tranches on May 6, 2020 and May 11, 2020.

On May 5, 2020, the Company terminated the license issued to a private California-based company for its utilization in certain THC-based beverages which was originally announced on April 24, 2019.

On May 13, 2020, the Company announced that our annual and special shareholder meeting on Tuesday, June 23, 2020, and the details of the virtual meeting.

The emergence of COVID-19 in over 140 countries around the world beginning in January, 2020 presents significant and unforecastable new risks to the Company and its business plan. Restrictions on national and international travel, and required business closures, have made it increasingly difficult to carry out normal business activities related to corporate finance efforts, to the pursuit of new customers for the Company’s products and services, and to retail customers throughout North America who might otherwise access the products of the Company’s business to business partners. As a result, the COVID-19 pandemic will almost certainly increase risks of lower revenues and higher losses for the products and services currently offered by the Company. We are monitoring our licensees and are working with them, where possible, to prevent default and contract terminations. In some cases we have had to issue termination of contract notices in accordance to provisions within our contracts with licensees.

The Company is encountering significant challenges in executing its business plan and normal business operations as a result of COVID-19 and does not have sufficient resources to withstand a protracted term during which most business activities are curtailed. We have implemented cost containment initiatives to reduce operating expenses and preserve cash that include dismissal of one employee, termination of contracts with two consultants and reduction of compensation payable to certain other consultants as a result of the COVID-19 pandemic. We have not had to close operations or locations as our contractors and staff can work remotely and our third-party fulfillment centers continue to operate. To the date of this report, we have not directly had to quarantine contractors or staff, however we have implemented additional safety precautions and measures to protect contractors and staff. Due to our historically and current geographic diversity of our contractors, we have ongoing experience in remote work and collaboration and our procedures and controls have been built over time to continue uninterrupted by remote working requirements.

Page 21 of 31

We have not experienced any significant impacts on our material supply chains but have noted increased timelines from some third-party research facilities regarding their ability to conduct research and testing. To date, this has not significantly impacted our R&D programs, but we cannot predict whether our R&D programs will be impacted in the future.

The Company is investigating whether there may be any new emerging opportunities related to the COVID-19 crisis related to its patented Technology that has been thoroughly tested for its superior delivery of other compounds and drugs, and whether any of these characteristics might be applicable to compounds or drugs used to treat symptoms caused by the Coronavirus. It is unknown at this time whether there is any such applicability.

On March 19, 2020, the Company announced that it intends to conduct a pilot human pharmacokinetic exploratory study in healthy volunteers of three antiviral drugs that have previously been studied against other coronavirus strains, comparing DehydraTECH formulations to controls without Lexaria’s Technology. It intends to conduct the study at a leading Canadian University where a study design and plan have been submitted for ethics board approval. Pending the successful execution and outcome of this study, additional research may include expanded pharmacokinetic and pharmacodynamic screening, including studies in appropriate coronavirus animal models for efficacy evaluation. If the Technology is proven to increase delivery effectiveness of antiviral drugs, the Company intends to make it available to researchers throughout the world looking to maximize the effectiveness of their own drug investigations.

The Company continues to monitor governmental programs being released to assist with the COVID-19 pandemic.

Subsequent to May 31, 2020,

On June 3, 2020 the Company filed a Form S-1 Registration Statement.

One June 24, 2020 the Company announced the results of the 2020 Annual and Special Meeting held June 23, 2020. The Company held the Meeting whereby there were 47,819,789 shares of the Company represented in person or by proxy at the meeting, constituting 53.38% of the Company’s issued share capital as at May 13, 2020, being the record date of the Meeting. The matters voted upon at the Meeting and the final voting results are set forth below:

Matter Being Voted On	For	Against	Abstain or Withheld	Broker Non-Vote	Percent Approved By
To Elect Chris Bunka as a director	27,316,752	0	655,858	19,847,179	97.66%
To Elect John Docherty as a director	27,303,792	0	668,818	19,847,179	97.61%
To Elect Nicholas Baxter as a director	27,299,254	0	673,356	19,847,179	97.59%
To Elect Ted McKechnie as a director	27,238,991	0	733,619	19,847,179	97.38%
To Elect Brian Quigley as a director	27,338,170	0	634,440	19,847,179	97.73%
To Appoint Davidson & Company LLP as Auditors	47,364,520	0	455,269	0	99.05%
To Approve a Reverse Stock Split on a ratio of not less than 2 current shares for one reverse stock split share and not more than 30 current shares for one reverse stock split share	43,806,148	3,808,046	205,594	1	91.61%
To Approve an amendment to the Company’s Bylaws	26,579,677	1,094,414	298,519	19,847,179	95.02%
To ratify the lawful actions of the directors for the past year	27,089,295	497,896	385,419	19,847,179	96.84%

Page 22 of 31

All of the proposals are described in detail in the Company’s proxy statement filed with the Securities Exchange Commission via Edgar and with the BC Securities Commission and Ontario Securities Commission via SEDAR on May 25, 2020.

Research and Development

Lexaria incurred $318,830 (2019 $394,091) in research and development expenditures during the period ending May 31, 2020. Specific R&D programs are in ongoing development and will be tightly related to our financial ability to undertake each research phase for each API. Due to our expanding portfolio coverage, we are continuing to examine accelerated timetable options for testing, research and development of each API.

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

Page 23 of 31

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

Page 24 of 31

Results of Operations for our Period Ended May 31, 2020 and May 31, 2019

Our net loss and comprehensive loss and the changes between those periods for the respective items are summarized as follows:

	NINE MONTHS ENDED
	May 31	May 31
	2020	2019	Change
	$	$	$
Revenue	250,804	97,489	153,315
Consulting fees & employees	2,252,869	1,377,482	875,387
Legal and professional	289,614	546,710	(257,096)
Other general and administrative	934,951	1,207,791	(272,840)
Net Loss	(3,312,908)	(3,042,438)	(270,470)

Revenue

Product revenues of $119,691 represent almost half of revenues during the period ended May 31, 2020 the majority of which are intermediate products sales that began during the second quarter. Intermediate products we produce are typically a DehydraTECH enabled powder that companies include in their product’s manufacturing process.

Our Licensing revenue of $130,509 continue to reflect delays in usage fee revenues from existing licensees in Canada waiting for product approval from Health Canada on products, other licensees attempting to ramp up their production and the impact of the COVID-19 pandemic on some of our licensees. Licensing revenue was primarily based on expanded licence agreements entered into recognising the IP Territory Licensing fee, and existing licenses generating usage fees. The abilities of our licensees to generate ongoing sales, thereby increasing usage fees are expected to be impacted by the pandemic and may be further delayed as licensees work to address the pandemic. We are working with our licensees to assist them and prevent further license terminations. However, we are not able to determine how severe the long-term impact will be of the pandemic and when recovery of the general economy will translate into increasing licensing or usage revenues.

Our licensing revenues consist of IP licensing fees for the transfer of the Technology and Usage fees that occur over time. IP licensing fees are due at the signing of definitive agreements for the Technology and can include payments due upon transfer of the Technology and installment payments that are receivable within 12 months (Note 7).

Our intermediate products, which easily allows consumer product manufacturers to add DehydraTECH enabled powder to their existing products, are expected to simplify and enhance the adoption of our Technology for manufacturers. We have continued interest in our intermediate products but cannot predict how long the pandemic will affect purchasing decisions of retail customers that will affect the consumer product manufacturers that utilize our intermediate products.

During the period ended May 31, 2020, our revenues were derived within the following categories: $130,509 (May 2019: $90,000) of intellectual property licensing revenue and $119,691 (2019: $7,284) in product revenues (Note 14, 16).

General and Administrative

Our total general and administrative expenses (consisting of consulting & wages, legal & professions, and all other) increased by $345,451 during the period ended May 31, 2020. The increase is comprised of significant reductions in advertising and patent related filings and increases reflected in the additional personnel that started during fiscal 2019, asset amortization and $1,308,103 of non-cash based stock option compensation. We are focusing on cost constraints to preserve cash where possible while executing portions of our business plan.

Page 25 of 31

Interest Expense

Interest expense for the period ended May 31, 2020 was $Nil (2019: $Nil). The Company has a C$40,000 noninterest-bearing loan until January 2023 (Note 19).

Consulting Fees

Our consulting fees increased by $821,923, which includes non-cash stock-based compensation for options ($1,173,720), director and advisor fees. Reductions include month to month contracts that were not renewed that ended during our second quarter and reductions to some contracts.

Legal and Professional Fees

Our professional fees decreased by $257,096 during the period primarily due to reduced patent and trademark filings, and fewer other advisory services utilized during the period. We recognize certain legal fees, tax advice fees, and accounting services all as “Professional Fees.”

Liquidity and Financial Condition

Working Capital	May 31	August 31
	2020	2019
	$	$
Current assets	2,528,111	1,818,829
Current liabilities	(119,728)	(184,507)
Net Working Capital	2,408,383	1,634,322

The Company’s working capital balance increased during the period due to exercises of outstanding options, warrants and the two private placements (Note 12) completed during the period. The Company maintained a positive and relatively strong working capital position throughout the period.

Cash Flows	May 31 2020 $	May 31 2019 $
Cash flows (used in) provided by operating activities	(1,981,314)	(2,268,946)
Cash flows (used in) provided by investing activities	(13,205)	(736,079)
Cash flows (used in) provided by financing activities	2,743,383	3,273,683
Increase (decrease) in cash	748,864	268,659

Operating Activities

Net cash used in operating activities was $1,981,314 for the period compared with cash used in operating activities of $2,268,946 during the same period in 2019. This difference was largely due to the decreased costs pertaining to professional fees, research and development, and advertising related to cost containment measures.

Page 26 of 31

Investing Activities

Net cash used in investing activities was $13,205 (2019 $736,079) for the period to support patent filings. This includes reductions to patent filings and capital asset purchases.

Financing Activities

Net cash provided from financing activities was $2,743,383 during the period ended May 31, 2020 from two private placements and option exercise compared to net cash provided of $3,273,683 ($2,273,683 from private placements and exercises and $1,000,000 from the 16.67% acquisition of Lexaria Nicotine by Altria) during the same period in 2019.

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

Short Term Liquidity

At May 31, 2020 we had $2,034,011 in cash and cash equivalents. We believe our cash resources are sufficient to allow us to continue operations for at least the next seven months from the date of this Quarterly Report.

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

Page 27 of 31

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

As of May 31, 2020, the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO, President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President, CEO and the CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with US GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2020, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2020 our controls and controls processes remained consistent with August 31, 2019. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Our control processes are designed to include remote workers, which we have utilized for many years. The advent of the COVID-19 pandemic has not materially impacted our internal controls over financial reporting other than increasing requirements for social distancing and some additional remote working requirements for staff.

Page 28 of 31

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

The risks associated with our business, common stock and other factors were with those described in the consolidated financial statements for the year ended August 31, 2019 and the Form S-1 filed June 3, 2020.

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

Page 29 of 31

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

Page 30 of 31

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
Date: June 30, 2020

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
Date: June 30, 2020

By:	/s/ John Docherty
John Docherty
President and Director
Date: June 30, 2020

By:	/s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 30, 2020

Page 31 of 31