Form 10-K
period 2020-08-31
Lexaria Bioscience Corp.
filed 2020-10-15
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 29, 2020 was $21,566,496 based on the average of the high and low bid and asked price of the Registrant’s shares of common stock on the OTCQX or $0.331 on February 29, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

90,044,312 common shares as of October 14, 2020

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 96

PART 1

Item 1. Business

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. These statements relate to future events or our future financial performance. Any forward-looking statements are based on our present beliefs and assumptions as well as the information currently available to us. In some cases, you can identify forward-looking statements by terminology such as "may", “will”, "should", “could”, “targets”, “goal”, "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in Item 1(A) in this report on Form 10-K, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this report, the terms "Lexaria" "we", "us", "our" and "Company" mean Company and/or our subsidiaries, unless otherwise indicated.

General and Historical Overview of Our Business

The Company was formed December 9, 2004 under the laws of the State of Nevada. In March of 2014, the Company began work in the fields of enhanced delivery of active ingredients and drugs. From the filing of its first patent application in 2014, Lexaria today has roughly 60 patent applications pending around the world, with 17 patents granted to date, all related to its DehydraTECHTM technology (“DehydraTECH”) that enhances certain characteristics of oral ingredient and drug delivery. Additional early stage investigation has been conducted of topically-administered products such as patches, creams and lotions.

Page 3 of 96

Lexaria’s patent applications developed from its Research and Development programs (“R&D”) currently include fat-soluble versions of vitamins, NSAIDs, nicotine, cannabinoids, hormones, phosphodiesterase inhibitors, and antivirals. 2018 animal studies demonstrated a propensity for its DehydraTECH technology to elevate the quantity of drug delivered across the blood-brain-barrier. This expanded our patent applications and opened possibilities for improved delivery of certain central nervous system-targeted drugs that require additional R&D.

In a human clinical study performed in 2018 and published in 2019 in a peer reviewed medical journal, Advances in Therapy titled “Examination of a New Delivery Approach for Oral Cannabidiol in Healthy Subjects: A Randomized, Double-Blinded, Placebo-Controlled Pharmacokinetics Study” available on the PubMed.gov website with the identification of PMID: 31512143, Lexaria demonstrated that its technology delivered higher volumes of cannabidiol into the human circulatory system and did so more quickly than a concentration-matched positive control. This same study also demonstrated a statistically significant reduction in human blood pressure from the DehydraTECH processed cannabidiol, versus no statistical reduction in human blood pressure from the positive control.

We operate a Health Canada-licensed laboratory in Canada to conduct basic research and formulation operations, and typically outsource virtually all analytical work to independent third-party laboratories located in Canada, the USA, and Europe. Such third-party evaluation provides independent confirmation of the effects of our technology and processes.

Lexaria’s formulation and process-oriented operations are primarily conducted in its own laboratory and validated through third-party testing, in preparation for partnering with industry leaders for adoption into their consumer products and/or drugs. Other than for R&D purposes, Lexaria does not produce, manufacture, market or distribute drugs.

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

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008, by the British Columbia Securities Commission (“BCSC”), we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov.

Our Internet address is https://www.lexariabioscience.com/ (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report).

Page 4 of 96

We make available free of charge on https://www.lexariabioscience.com/investors/regulatory-filings/ our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website, as allowed by the SEC's rules. The information on the website listed above is not and should not be considered part of this Report and is intended to be an inactive textual reference only.

Our Current Business

Our business plan is currently focused on the development of strategic partnerships with licensees for our patented DehydraTECH technology in exchange for up front and/or staged licensing fees and/or royalty payments over time. We continue to investigate national and international opportunities to investigate expansions and additions to our intellectual property portfolio. We plan to perform additional human clinical investigations in late calendar 2020 and early 2021 related to enhanced DehyraTECH formulations of cannabidiol in pre- and mildly-hypertensive middle-aged subjects to gather additional information on blood pressure reduction potential. Lexaria also plans to conduct during calendar 2020 and 2021 evaluations of DehydraTECH’s ability to improve the oral delivery characteristics and pharmacological performance of certain anti-viral drugs. We will continue to seek beneficial acquisitions of intellectual property if and when we believe it is advisable to do so.

Our current patent portfolio includes patent family applications or grants pertaining to Lexaria’s method of improving bioavailability and taste, and the use of DehydraTECH as a delivery platform for a wide variety of Active Pharmaceutical Ingredients (“APIs”) encompassing all cannabinoids including tetrahydrocannabinol (“THC”); fat soluble vitamins; NSAIDs pain medications; and nicotine and its analogs.

Lexaria hopes to reduce common but less healthy administration methods, such as smoking cigarettes as a delivery method for nicotine, by way of enabling development of safe and effective oral nicotine dosage forms through licensing arrangements with major tobacco companies, as it demonstrates the benefits of DehydraTECH for public health. The Company is aggressively pursuing patent protection in jurisdictions around the world. The Company currently has more than 60 patent applications pending worldwide, with 17 patents granted to date. Due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. Lexaria is also filing new patent applications for new discoveries that arise from the Company’s R&D programs and, due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed.

During the past fiscal year the Company experienced the following significant corporate developments:

On September 17, 2019, the Company announced the publication of the final study results in the peer reviewed medical journal, “Advances in Therapy” of its 2018 human clinical study evaluating CBD delivery and effectiveness using its patented DehydraTECH powered TurboCBD capsules available on the PubMed.gov website with the identification of PMID: 31512143. Advances in Therapy focuses on clinical medicine and pharmaceutical research and has been published continually since 1984.

The study was conducted and well tolerated in 12 healthy young male athletes and accordingly, an additional study to assess blood pressure reduction potential in middle-aged volunteers with pre- or mild-hypertension has been designed which in July 2020 received ethics board approval by a European university research hospital.

On or around October 21, 2019, the Company submitted an amendment to its Health Canada research license, which was originally granted on August 9, 2019, to allow for human organoleptic sensory testing. The amendment to the licence was approved by Health Canada on June 8, 2020 and remains effective until August 9, 2023.

On November 13, 2019 the Company closed the first tranche of a non-brokered private placement financing resulting in the issuance of 1,554,245 units at a price of $0.45 per unit with each unit being comprised of one common share and one share purchase warrant for gross proceeds of $699,410.25. The warrants are exercisable for a period of two years at an exercise price of $0.80 per share until November 13, 2020 and thereafter at a price of $1.20 per share until November 13, 2021.

Page 5 of 96

On November 28, 2019 the Company closed the second tranche of a non-brokered private placement financing resulting in the issuance of 269,500 units at a price of $0.45 per unit with each unit being comprised of one common share and one share purchase warrant for gross proceeds of $121,275. The warrants are exercisable for a period of two years at an exercise price of $0.80 per share until November 28, 2020 and thereafter at a price of $1.20 per share until November 28, 2021.

On January 14, 2020, the Company announced that it had entered into a definitive 10-year agreement, via its subsidiary Lexaria Hemp Corp., with Boldt Runners Corporation (dba Cannadips) to provide DehydraTECH on an exclusive basis in the U.S. for use in oral pouches containing CBD.

On January 22, 2020, the Company announced that it expanded its relationship with the Cannadips brand by way of entering into a definitive 10-year agreement, via its subsidiary Lexaria CanPharm ULC, to provide Lexaria’s patented Technology on an exclusive basis in the U.S. for use in oral pouches containing over 0.3% THC.

On February 26, 2020, the Company terminated the definitive 5-year agreement, entered into by its subsidiary Lexaria Hemp Corp., to provide DehydraTECH to a private Nevada-based company for its utilization in certain CBD-based beverages which was originally announced on May 7,2019 due to lack of performance by the licensee.

On March 4, 2020, the Company announced that it had amended its license agreement with Universal Hemp LLC, a B2B manufacturing company of hemp-derived bulk ingredients to remove the exclusivity rights originally associated with the license and to reduce the aggregate minimum performance fees from $3,750,000 to $132,500.

On March 19, 2020, the Company announced that it had commenced a program to research the benefits of its DehydraTECH Technology in connection with enhancing the delivery of certain antiviral drugs.

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

On May 4, 2020, the Company entered into material contracts with certain investors for the sale of up to 8,866,211 shares of common stock and warrants to purchase up to 8,866,211 shares of common stock for gross proceeds of $2,039,229. The warrants have a five year term and are exercisable at $0.35 per share. The financing closed in two tranches on May 6, 2020 and May 11, 2020.

On May 5, 2020 the Company terminated the definitive 5-year agreement, entered into by its subsidiary Lexaria Canpharm ULC, to provide DehydraTECH to a private California-based company for its utilization in certain THC-based beverages which was originally announced on April 24, 2019 due to lack of performance by the licensee.

On or around June 18, 2020, Lexaria submitted a grant application to the U.S. National Institutes of Health (NIH) entitled "In vitro and in vivo animal exploratory pharmacokinetic and preliminary efficacy modelling of select orally administered antiviral compounds following DehydraTECH formulation enhancement" pursuant to their National Institute of Allergy and Infectious Diseases (NIAID) Funding Opportunity Announcement (FOA) RFA-AI-20-028 - Partnerships for Countermeasures against Select Pathogens. This grant application, which has not yet been reviewed or approved, is for funding to support Lexaria’s second round of planned studies related to COVID-19 treatment possibilities.

Page 6 of 96

On June 24, 2020 the Company announced the results of the 2020 Annual and Special Meeting held June 23, 2020.  The Company held the Meeting whereby there were 47,819,789 shares of the Company represented in person or by proxy at the meeting, constituting 53.38% of the Company’s issued share capital as at May 13, 2020, being the record date of the Meeting.  The matters voted upon at the Meeting and the final voting results are set forth below:

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

All of the proposals were described in detail in the Company’s proxy statement filed with the SEC via Edgar and with the BCSC and Ontario Securities Commission via SEDAR on May 25, 2020.

On June 29, 2020 the Board of Directors Lexaria Bioscience Corp. (the “Company”) approved the issuance of 347,222 restricted common shares to IRTH Communications, LLC (“IRTH”) bearing a deemed aggregate value of $100,000 or $0.288 per share as partial compensation for investor relations services to be provided to the Company. In addition, the Company has also agreed to pay IRTH a cash fee of $7,500 per month for the Services and may, at its sole discretion, engage IRTH to provide additional services at additional costs.

On July 8, 2020, the Company’s subsidiary, Lexaria Nicotine LLC received written confirmation from Altria Ventures Inc. (“AVI”) that the First Warrant Tranche Trigger, as defined in the Warrant and Option Agreement entered into on January 15, 2019 had been reached and accordingly, AVI has until 11:59 pm on October 8, 2020 (EST) to exercise the warrants to purchase additional Class B membership units of Lexaria Nicotine LLC. The findings of the Phase 1 research and development program, on which the First Warrant Tranche Trigger was dependent, were published in the Company’s news release dated July 16, 2020.

On July 21, 2020, the Company announced filing an application with a senior stock exchange in the United States to request an uplisting of the Company’s common stock.

On July 28, 2020, the Company announced that it has received ethics board approval by a European university research hospital to conduct an exploratory clinical study using cannabidiol (“CBD”) formulated together with its patented DehydraTECH™ technology to assess blood pressure reduction potential in volunteers with pre- or mildly- hypertensive, middle-aged volunteers.

On August 31, 2020, the Company announced a research and development (“R&D”) framework agreement with British American Tobacco (Investments) Limited (“BAT”) to investigate Lexaria’s technology for potential use in nicotine products. R&D work under the Agreement will be paid for by BAT.

Page 7 of 96

The Company experienced the following significant corporate developments subsequent to August 31, 2020

On September 22, 2020, Lexaria announced that U.S. Patent No. 10,756,180 was granted that provides patent claims that protect the use of Lexaria's DehydraTECH technology together with cannabinoids, nicotine, nonsteroidal anti-inflammatory drugs, or vitamins in mix and serve beverage formats.The patent is entitled “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”.

Impact of COVID-19

The emergence of COVID-19 beginning in January of 2020, now in over 220 countries and territories around the world, presents significant and unforecastable new risks to the Company and its business plan. Restrictions on national and international travel, and required business closures, have made it increasingly difficult to carry out normal business activities related to corporate finance efforts, to the pursuit of new customers, and to retail customers throughout North America who might otherwise access the products of our business partners and licensees. As a result, the COVID-19 pandemic will almost certainly increase risks of lower revenues and higher losses. We are monitoring our licensees and are working with them, where possible, to prevent default and contract terminations. In some cases we have had to issue termination of contract notices in accordance to provisions within our contracts.

The Company is encountering significant challenges in executing its business plan and normal business operations as a result of COVID-19 and does not have sufficient resources to withstand a protracted term during which most business activities are curtailed. We have implemented cost containment initiatives to reduce operating expenses and preserve cash that include dismissal of one employee, termination of contracts with two consultants and reduction of compensation payable to certain other consultants as a result of the COVID-19 pandemic. The Company currently has seven (7) employees and/or independent contractors who dedicate all or a majority of their time to the business of the Company and eight (8) consultants. We may need to dismiss additional employees or terminate services contracts to preserve resources. We have not had to close operations or locations as our contractors and staff can work remotely and our third-party facilities continue to operate. To the date of this report, we have not directly had to quarantine contractors or staff, however we have implemented additional safety precautions and measures for their protection. Due to our historic and current geographic diversity of our contractors and employees, we have long established and ongoing experience in remote work and collaboration. Our procedures and controls have been built over time to address remote working requirements.

We have not experienced any significant impacts on our material supply chains but have noted increased timelines from some third-party research facilities regarding their ability to conduct research and testing. To date, this has not significantly impacted our R&D programs, but we cannot predict whether our R&D programs will be impacted in the future.

The Company is simultaneously investigating emerging opportunities related to the COVID-19 crisis in relation to its patented Technology that has been tested for its superior delivery of other compounds and drugs, and whether any of these characteristics might be applicable to compounds or drugs used to treat symptoms caused by the Coronavirus. It is unknown at this time whether there is any such applicability.

On March 19, 2020, the Company announced that it intends to conduct a pilot human pharmacokinetic exploratory study in healthy volunteers of three antiviral drugs that have previously been studied against other coronavirus strains, comparing DehydraTECH formulations to controls without Lexaria’s Technology. It intends to conduct the study at a leading Canadian University where a study design and plan have been submitted for ethics board approval. Pending the successful execution and outcome of this study, additional research may include expanded pharmacokinetic and pharmacodynamic screening, including studies in appropriate coronavirus animal models for efficacy evaluation. If the Technology is proven to increase delivery effectiveness of antiviral drugs, the Company intends to make it available to researchers throughout the world looking to maximize the effectiveness of their own drug investigations. Subsequent to March 19, 2020, the Internal Review Board (“IRB”) of one of the Universities advised us to limit the study to two of the original antiviral drugs. Based on the requirements of the IRB we have modified the study to two antiviral drugs and are continuing to await the outcome of the ethics board review underway and may require additional regulatory approvals before it can plan to begin this study.

Page 8 of 96

The Company continues to monitor governmental programs being released to assist with the COVID-19 pandemic. To the date of this report we have received a C$40,000 Canada Emergency Business Account (“CEBA”) for our subsidiary Kelowna Management Services Corp. (“KMSC”) with 0% interest and no principal payments required until December 31, 2022, after which the account is converted to a 3 year term loan at 5% annual interest paid monthly. C$10,000 is forgivable if the account is paid back C$30,000 after December 31, 2020 and prior to December 31, 2022. We have also received $30,732 (C$42,076) from the Canada Emergency Wage Subsidy (“CEWS”) program for the employees in our subsidiary KMSC that reduced costs therein.

Science and Technology

Lexaria is a biotechnology, oral, topical and drug delivery R&D company focused on developing and out licensing DehydraTECH for improved consumer experiences, rapidity, and delivery of bioactive compounds in oral and topical products. The Company is focusing its capital and management time on its pursuit of intellectual property, technology licensing opportunities, and an expanding portfolio of patent pending applications.

In 2014, the Company acquired the IP that formed our first patent application that was filed in the same year. From that first patent application, due to ongoing R&D investigation and work by Company management, we now have approximately 60 patent applications pending around the world, with 17 patents granted. All of our applications and granted patents relate to DehydraTECH that enhances certain characteristics of oral ingredient and drug delivery. Additional early stage investigation has been conducted of topically-administered products such as patches, creams and lotions.

The Company developed a variety of demonstration products throughout 2015 to demonstrate the potential uses for DehydraTECH to both consumers and potential licensees. Seven (7) flavors of teas, hot chocolate, coffee, and two (2) flavors of protein energy bars were produced – all utilizing DehydraTECH for the more palatable and efficient delivery of bioactive molecules. The Company subsequently developed additional demonstration products including powder filled capsules and mix and serve powders for beverage incorporation also utilizing DehydraTECH for the more palatable and efficient delivery of bioactive molecules. The Company gained extensive experience and knowledge from the formulation and production of these demonstration products that facilitates assisting our licensees with the integration of DehydraTECH in their products.

In the production of our intermediate products for product manufacturers to use, each raw material, intermediate stage and completed product is assessed for compliance with all applicable regulations, and that the inputs and the finished products meet all applicable legal and quality standards including and as it relates to content; molds and mildews; heavy metals; and may measure additional components.

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

Page 9 of 96

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

In the U.S., the 2018 Farm Bill permits hemp cultivation and allows the transport of hemp-derived products across state lines, within a tightly regulated framework. Primary among these, the plant must contain less than 0.3% THC, and state departments of agriculture must submit their plans to license and regulate hemp to the Secretary of the USDA, or otherwise comply with a federally-run hemp program. Legislative reform regarding CBD from hemp is continually evolving.

Status of Operations

Lexaria has a main corporate website (www.lexariabioscience.com) as well as smaller e-commerce focused websites devoted to consumer products. The majority of product sales have taken place through the e-commerce websites. A contracted national distribution center ensures rapid and accurate fulfillment of all orders. A 1-800 ordering center has also been placed into operation. Most of Lexaria’s revenues are generated from third party businesses either licensing the intellectual property associated with DehydraTECH for incorporation into their products or purchasing DehydraTECH infused intermediate product as a raw material for use within their own products.

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

2.

Lexaria has demonstrated that its lipid infusion technology has applications beyond the delivery of just cannabinoids. Based on further formulation testing, Lexaria has included additional lipophilic molecules that may be delivered via oral administration utilizing its technology, widely encompassing three major market opportunities for the Company: Nicotine; NSAIDs; and Vitamins.

Page 10 of 96

In December 2015, the Company filed two further provisional patent applications in the U.S. These new applications served to further broaden the variety and applicability of base compounds that can be used when formulating DehydraTECH. The first of these applications identify compounds like edible starches (e.g., tapioca starch) that are commonly used in oral and pharmaceutical products today and could, therefore, serve as a base for formulating and incorporating DehydraTECH into a wide variety of products. The second of these applications identify emulsifier compounds like gum arabic that are commonly used in beverage products today in order to facilitate similar flexibility for formulating DehydraTECH in shelf-stable beverages.

On October 26, 2016, the USPTO issued U.S Patent No. 9474725, Food and Beverage Compositions Infused with Lipophilic Active Agents and Methods of Use Thereof, pertaining to our method of improving bioavailability and taste of certain cannabinoid lipophilic active agents in food products. This was the Company’s first patent granted and has a publish date of October 27, 2016 (June 15 2017 in Australia No. 2015274698) and protects DehydraTECH for twenty years. Additional patent grants include, but are not limited to: the use of DehydraTECH as a delivery platform, “composition of matter” claims that protect the specific combination of substances which enable improved taste and bio absorption properties, that protect processes for making specific compositions of matter for enhanced cannabinoid delivery utilizing DehydraTECH. Of note, Lexaria has received issuance of patents in its second and third patent families representing the first time the Company has been granted claims for use of DehydraTECH in connection with the treatment of specific diseases and medical conditions affecting humans, which the Company believes will prove to be of significance to the pharmaceutical industry sector as it further develops and grows. Our portfolio consists of the following granted patents:

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2017
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
AUS 2015274698	06/15/2017
AUS 2017203054	08/30/2018
AUS 2018202562	08/30/2018
AUS 2018202583	08/30/2018
AUS 2018202584	01/10/2019
AUS 2018220067	07/30/2019
AUS 2016367036	07/30/2019	Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
AUS 2016367037	08/15/2019	Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents

The Company does not know and cannot know whether these strategies will be successful, or if successful, how long it will take to gain customer loyalty. It can be a challenge to be successful by introducing new consumer products utilizing DehydraTECH to a competitive retail marketplace, and we can offer no assurances that our licensees’ products will be commercially successful. To date, the Company has not realized significant revenues from its licensees or from the production of its products.

Page 11 of 96

International Patent Protection

Lexaria first began work in the fields of enhanced delivery of active ingredients and drugs in 2014 focusing our efforts on R&D within the U.S. and Canadian marketplaces with our demonstration products to licence DehydraTECH to product manufacturers. Our pursuit and development of our technology has expanded our potential area of impact, both geographically and by sector. Because of the applicability of DehydraTECH to many market sectors across the globe, we have taken the necessary steps to protect that intellectual property within global markets in sectors such as cannabinoids, nicotine, vitamins, and pharmaceuticals.

Additional Molecules

Lexaria does not intend to create or produce consumer products ourselves, rather, our business plan is to encourage existing participants within these sectors to license and utilize DehydraTECH to enable enhanced performance of their products.

ANTIVIRALS. Viruses and bacteria cause the most common infectious diseases in the world today. Vaccines can offer protection against contracting viral and bacterial infections, whereas antiviral drugs and antibiotics respectively are required as treatments to combat disease if vaccination or other protective measures are inadequate or are not available. Early research findings have shown that some known antiviral drugs like remdesivir, interferon beta-1b, lopinavir, ritonavir and ribavirin among others, evaluated alone and in combination treatment regimens, may have utility against COVID-19 caused by infection with the novel coronavirus. Most of the antiviral drugs currently available are used to treat infections caused by HIV, herpes viruses, hepatitis B and C viruses, and influenza A and B viruses, and are therefore being repurposed to evaluate prospective utility against COVID-19. While a host of antiviral drugs exist or are under development today as treatments for COVID-19 and other infectious disease conditions, many of them are hindered by poor water solubility which, in turn, results in their poor absorption and uptake by the body if taken orally, frequently limiting their overall therapeutic effectiveness. To attempt to overcome this, oral antiviral medications often have to be given at high doses which can result in a variety of unwanted side effects including diarrhea, headache, nausea, vomiting, stomach upset, drowsiness, dizziness, vision changes, difficulty breathing and other bodily dysfunctions. Alternatively, in some cases it is necessary to administer antiviral medications by way of needle injection for easier access to the bloodstream circumventing the gastrointestinal absorption limitations as is the case with, for instance, remdesivir, as mentioned above. However, injectable administration requires involvement of a medical practitioner which may not be easily accessible for the masses, usually increases cost of a medicine and often means that the product format isn’t as stable or requires special storage and handling considerations relative to oral medications.

NICOTINE. More than 99% of all nicotine consumed worldwide is delivered through smoking cigarettes. Approximately 6,000,000 deaths per year, worldwide, are attributed primarily to the delivery of nicotine through the act of smoking according to the Centers for Disease Control and Prevention, which also estimates that over $170 billion per year is spent just in the U.S. on direct medical care costs for adult smokers. 69% of U.S. adult smokers want to quit smoking and 43% of U.S. adult smokers have attempted to quit in any twelve-month period.

Worldwide, legal retail cigarette sales were worth US$814 billion in 2018 with illegal sales thought to represent another 11.2% of the global market (bat.com) with over 5.3 trillion cigarettes sold to more than 1 billion smokers.

NON-STEROIDAL ANTI-INFLAMMATORIES. NSAIDs are the second-largest category of pain management treatment options in the world and are used both for pain management and for treatment of inflammation. The anti-inflammatory therapeutic market is expected to generate $106.1 billion in 2020, globally (alliedmarketresearch.com). Incurable inflammatory autoimmune diseases included arthritis, asthma, and chronic obstructive pulmonary disease (COPD). The U.S. makes up over one-half of the global market. The opioids market (such as morphine) form the largest single pain management sector but are known to be associated with serious dependence and tolerance issues.

Page 12 of 96

Some of the most commonly known NSAIDs are ASA (Aspirin), Ibuprofen (Advil, Motrin), and Acetaminophen (Tylenol - Acetaminophen is not accepted by all persons to be an NSAID). Although NSAIDs are generally a safe and effective treatment method for pain, they have been associated with a number of gastrointestinal problems including dyspepsia and gastric bleeding and certain adverse effects on human kidneys.

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

On August 11, 2015, Lexaria signed a license agreement with PoViva Tea LLC for $10,000, granting Lexaria a 35-year non-exclusive worldwide license to unencumbered use of PoViva Tea LLC’s IP Rights, including rights of resale. This license agreement ensures Lexaria has full access to the underlying infusion technology. On January 14, 2019 this agreement was updated whereby Poviva Corp. (formerly PoViva Tea LLC) granted Lexaria an exclusive license to use DehydraTECH technology for a period of time ending 25 years after the date of the last patent granted to Poviva Corp.

Scientific testing and validation

On August 24, 2015, the Company announced achievements in enhanced gastro-intestinal absorption of CBD utilizing DehydraTECH. The third-party testing was conducted in two phases of in vitro tests beginning in June and completed in August 2015.

The independent laboratory results delivered average CBD permeability of 499% of baseline permeability, compared to CBD permeability without DehydraTECH, exceeding Company expectations. This was assessed in a strictly controlled, in vitro experiment using a human intestinal tissue model.

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

The Company’s findings suggested that DehydraTECH may achieve a five-fold improvement in cannabinoid absorption in edible form over that which can be achieved without its proprietary process and formulation enhancements. This conceptually supports that DehydraTECH represents a significant breakthrough in cannabinoid delivery by approximating the high absorption levels achieved as though through administration by smoking, but without the associated negative effects on human health caused by smoking.

Page 13 of 96

The tests were completed in two phases culminating with testing using simulated intestinal fluid conditions that delivered these findings. These results were stronger than earlier iterations of the tests that did not use a simulated intestinal fluid environment and contributed to Lexaria’s understanding of the mechanisms at work. DehydraTECH could significantly reduce individual serving requirements for CBD to consumers. This could lead to reduced costs of consumption for consumers.

Lexaria believes that the use of DehydraTECH to enhance the absorption of CBD in the recent laboratory tests, is applicable to anti-viral, THC, nicotine, NSAIDs and other lipophilic compounds widely used today.

During January 2015, Lexaria conducted a study of nitric oxide levels in humans, as a biomarker for absorption of CBD, with the expectation that it would provide additional evidence of the efficient absorption of CBD from DehydraTECH-enhanced oral products enhanced with hemp oil, by demonstrating the elevation of nitric oxide in the human body in response to oral ingestion.

The study data from human subjects demonstrated significant elevation of systemic nitric oxide levels as a surrogate biomarker for CBD bio absorption in response to ingestion of Lexaria’s oral delivery. This provided clinical support for the CBD bioavailability enhancing properties of DehydraTECH, on the premise that bioavailable CBD is known to elevate levels of the endocannabinoid anandamide in the human body which, in turn, stimulates release of nitric oxide in the vascular system.

Consuming the Technology-enhanced oral products resulted in elevated levels of nitric oxide within the body. The results of the study indicated that all of Technology-enhanced oral products elicited significant increases in salivary nitric oxide, achieving levels from 110 µM to as high as 220 µM in the test subjects. The liquid oral products generally had faster initial responses in as little as 15 minutes after product ingestion, whereas the initial responses from the solid oral products required 30 minutes. The faster response time with the liquid oral products was to be expected, given the relative ease of digesting liquids versus solids. All products sustained their maximum levels of nitric oxide detection through to the 60-minute end-points used in the study, indicating a need for additional study to determine the length of time that nitric oxide levels remain elevated following production consumption.

Six healthy human subjects (3 male and 3 female) between the ages of 22 and 65 years of age were recruited for the small pilot study. Subjects were screened for cardiovascular and allergic response to hemp products, were non-smokers and did not have any history of substance or alcohol abuse. One product was studied per day across all six subjects, with each subject consuming a full product serving size. Subjects were required to refrain from eating food or using vape products for at least 12 hours before test article administration on each day of the study. Nitric oxide levels in the test subjects were assessed using a commercially available, colorimetric test kit designed to quantify systemic nitric oxide via a detectable salivary marker. Immediately before test article administration each day, all subjects were required to demonstrate a negative baseline nitric oxide saliva test. Subjects were considered to have a negative test strip reading at a level of 20 µM according to the test strip scale, and positive readings anywhere above this. Subjects performed salivary nitric oxide testing at 15, 30, 45 and 60 minutes’ post-consumption of each product. All subjects remained sedentary from baseline through to the completion of testing for each product.

In August of 2018 we released the results from our randomized, placebo-controlled, double-blind European human clinical study that evaluated TurboCBD capsules- a proprietary, DehydraTECH powered, CBD fortified hemp oil capsule developed by Lexaria. The degree and speed of CBD absorption into blood plasma and potential cardiovascular and cognitive performance enhancement in 12 healthy male volunteers were studied.

Page 14 of 96

Key metabolic and hemodynamic performance findings linked to bioavailability enhancements were revealed in the study as released in February 2019, which compared a 90 mg dose of Lexaria’s DehydraTECH enhanced TurboCBD capsules to a 90 mg dose without DehydraTECH™ (the “positive control”) as well as a placebo, as follows:

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

Finally, over the six-hour study, analysis of the total area under the curve (AUC) demonstrated that Lexaria’s DehydraTECH enhanced TurboCBD capsules resulted in a notable trend for higher levels of CBD in the bloodstream overall than the positive control formulation with total AUC of 10,865 ± 6,322 observed with Lexaria’s formulation compared to 7,115 ± 2,978 observed with the positive control (95% CI; p=0.096). Furthermore, when normalized to body mass, the AUC at the peak CBD concentration was markedly and significantly (95% CI; p=0.02) higher with the TurboCBD 90 mg dose compared to the 90 mg dose positive control formulation.

These results corroborate and confirm other in vitro and in vivo studies that evaluated DehydraTECH. Although this study evaluated absorption only of CBD and its metabolites, Lexaria believes nearly identical bioavailability enhancement results would be achieved with other cannabinoids.

During March of 2019 we also launched an in vivo research program to test Lexaria designed nanotech enhancements comprised of eleven separate animal studies and released initial results during May 2019 demonstrating measurable quantities of cannabidiol into blood in as little as 2 minutes. In each arm of the animal studies, 10 male Sprague-Dawley rats were administered CBD at 25mg per kg of bodyweight. Delivery of CBD into the bloodstream was monitored over a 60-minute duration. In the first animal study results it announced, Lexaria compared its standard DehydraTECH formulation that combined cannabinoids with long-chain fatty acids (“LCFA”) using Lexaria’s patented dehydration processing technique to a concentration-matched formulation utilizing coconut oil which is a commonly used MCT oil in the cannabis edibles industry, with the following key findings:

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

Page 15 of 96

Lexaria also tested for brain tissue concentrations to quantify 8-hour CBD delivery from the DehydraTECH-enabled LCFA formulation compared to the MCT oil formulation and DehydraTECH’s LCFA formulation outperformed the MCT oil formulation by 246%.

The Company released additional results from its March 2019 research program wherein animal testing proved that combining Lexaria’s DehydraTECH delivery technology with generic nanotech techniques delivered 1,137% more CBD into animal brain tissue following oral ingestion than certain existing industry formulations. Lexaria combined its DehydraTECH delivery technology with a standard form of nanotechnology and analyzed subsequent delivery into brain tissue following oral ingestion. Delivery of CBD into the brain was reported 8 hours after dosing, as follows:

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

Page 16 of 96

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

We have also completed our first study evaluating DehydraTECH used in a topical cream formulation for absorption of CBD through human skin. Results proved significant increases in both speed and quantity of CBD absorption through skin when compared to control formulations. The absorption study was performed on human skin at a California-based laboratory that specializes in Franz diffusion cell skin permeability testing. DehydraTECH was used together with a sophisticated oil-in-water emulsion formulation design and compared to a series of matching oil-in-water emulsion formulations prepared with the same CBD inputs, with and without DehydraTECH and with and without two leading skin penetration enhancers currently used in the skin products industry. Several factors were measured, including the time required to detect CBD skin penetration and quantity, and peak amounts of CBD absorbed into and through the skin, at multiple testing intervals over a 48-hour duration.

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

Furthermore, Lexaria’s DehydraTECH-enabled topical formulation without the addition of either of the commercial penetration enhancers, demonstrated the highest overall average quantity of CBD delivered through the skin and into the representative systemic fraction of all the formulations tested, with as much as a 225% increase in CBD permeability when compared to the highest performing commercial penetration enhancer formulation assessed and almost a 1,900% increase in CBD permeability when compared to a control formulation that was devoid of both DehydraTECH or any commercial penetration enhancers. The commercial skin penetration enhancers only demonstrated performance that was on par or superior to the DehydraTECH-enabled formulations tested in so far as total CBD absorption into the shallow epidermis or dermis was concerned.

We have also completed our first ingestible nicotine in vivo (animal) absorption study. Lexaria is pursuing the use of DehydraTECH as a possible new nicotine delivery method, an edible dose absorbed through the gastrointestinal tract, with potential both as a nicotine replacement therapy as well as an alternative product format for regular tobacco users.

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

Page 17 of 96

The study was designed to principally assess the relative ingestible nicotine absorption performance of DehydraTECH-powered formulations compared to concentration-matched control formulations that lacked any form of delivery enabling technology in rats. Nicotine was administered in a nicotine polacrilex derivative format as is widely commercialized today in nicotine replacement therapy products such as chewing gums. Twelve male rats were divided into four groups of three, such that DehydraTECH and control formulations were each tested at a 1 mg/Kg and 10 mg/Kg dosage level. Formulations were administered orally and all rats were cannulated for blood collection at multiple intervals over an 8 hour duration post-dosing with the first data collection at the 15-minute mark. Urine and feces were also collected for up to a 24-hour duration post-dosing, and essential organ tissue samples were also collected for examination after the study. All samples were subjected to analytical testing in order to quantify the levels of nicotine therein, as well as the levels of three major liver metabolites thereof, hydroxycotinine, nicotine N’-oxide and cotinine, in order to assess the relative metabolite levels absorbed by the different formulations. Lexaria’s hypothesis was tested to prove that DehydraTECH would influence more rapid and complete intestinal bio absorption of nicotine lymphatically with less metabolic degradation by the liver. All animals were also assessed for general tolerability of the administered formulations. The study was conducted at the same independent laboratory in Philadelphia where the Company completed its initial CBD absorption study in 2015.

The DehydraTECH formulations generally achieved faster absorption, higher peak absorption and higher overall quantities of nicotine, on average, in the blood than the concentration-matched control formulations at both the 1mg and 10 mg/Kg doses tested. Furthermore, as previously reported, there were no obvious signs of gastrointestinal distress such as vomiting or diarrhea indicating that the animals appeared to tolerate the treatment well.

Nicotine blood levels were evaluated multiple times over a period of 8 hours after dosing. In the 10mg/Kg dosing arm, the control formulation required nearly 3 hours to reach similar levels of blood absorption that the DehydraTECH formulation reached in only 15 minutes. Furthermore, the DehydraTECH formulation went on thereafter to demonstrate peak plasma levels that were 148% of those achieved by the control formulation. If replicated in human studies, these findings are suggestive that DehydraTECH could prove more effective in elevating blood nicotine levels through edible formats much more quickly and substantially than previously theorized, potentially making ingestible nicotine preparations a viable alternative to today’s available product formats while also leading to a more rapid nicotine craving satiation.

Analysis of the liver metabolites revealed, as expected, that overall levels in the blood of two of the three metabolites studied were higher in the control group than in the DehydraTECH formulation group at the 10 mg/Kg dose. This result was especially pronounced in the 45-minute to 2-hour time interval post-dosing which is consistent with the expected timing of release of metabolites in higher quantity into the bloodstream by the liver following normal physiological processing of ingested nicotine with the control preparation, compared to DehydraTECH that is believed to elude first pass liver metabolism. The DehydraTECH formulation also demonstrated lower quantities of nicotine in the rat urine at both doses, which is consistent with the fact that the levels of nicotine in the rat blood remained higher over the duration of the study with the DehydraTECH formulation than with the control. The study also revealed that the DehydraTECH formulation at the 10 mg/Kg level achieved up to 5.6-times as much nicotine upon analysis of the rat brain tissue than was recovered with the matching control formulation. These findings together perhaps suggest prolongation of nicotine effectiveness with the DehydraTECH formulation which may also be beneficial in humans to control cravings over an extended time-period from a single edible nicotine dose.

Page 18 of 96

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

Key highlights of the follow-up study were as follows:

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

In addition to the above described scientific testing and validation studies, Lexaria has also conducted various cannabinoid formulation experiments, together with potential DehydraTECH licensees, on chocolates, candies, gummies, mouth-melts, chocolate bars, protein bars, beverages such as beer, spices, tea, coffee, supplements and more over the past several years. Beverage formulations have produced cannabinoid water-based products including de-alcoholized beer that mask unwanted cannabis flavor and are fast acting. Chocolate formulations were reported as being the fastest acting, most consistent, and best-tasting products relative to comparator control formulations in approximately 70% of cases in a 2017 consumer study. As well, on March 22, 2016, Lexaria announced results from another chocolate formulation consumer study in which test subjects ranked those chocolates that had been created with DehydraTECH as the best tasting, most palatable and providing the best overall experience of the chocolates sampled. Furthermore, the test subjects in that study indicated a time of onset of the cannabis oil effects in as little as 15-20 minutes on average. The study included 12 volunteers who were all regular cannabis consumers with experience ingesting conventional edibles. All chocolates used in the study were blinded (unmarked) in order that the subjects could not discern the product formulations applied.

During March of 2020, we also announced that we were commencing a program to study the prospective benefits of Lexaria’s DehydraTECH drug delivery platform for enhancing delivery and effectiveness of certain antiviral drugs in the fight against coronavirus disease COVID-19. As an initial step, the Company announced that it intends to conduct a pilot human pharmacokinetic exploratory study in healthy volunteers of three antiviral drugs that have previously been studied against other coronavirus strains, comparing DehydraTECH formulations to controls without DehydraTECH. It intends to conduct the study at a leading Canadian University where a study design and plan have been submitted for ethics board approval. Pending the successful execution and outcome of this study, additional research may include expanded pharmacokinetic and pharmacodynamic screening, including studies in appropriate coronavirus animal models for efficacy evaluation. If DehydraTECH is proven to increase delivery effectiveness of antiviral drugs, the Company intends to make its Technology available to researchers throughout the world looking to maximize the effectiveness of their own drug investigations.

Page 19 of 96

The Company continually focuses on new R&D programs to expand on its understanding of DehydraTECH, including (i) plans for in vitro absorption tests on Vitamin E and Ibuprofen, having received positive results from its in vitro testing on Nicotine; and (ii) plans for defining the molecular compatibility, absorption rates, timing and viable formats of delivery of DehydraTECH. In addition, the Company intends to investigate the potential of additional commercial applications for DehydraTECH. These include, but are not limited to ongoing programs to explore methods to integrate nanoemulsification chemistry techniques together with DehydraTECH and to further enhance intestinal bioabsorption rates with its technology, as well as ongoing programs to expand the types and breadth of product form factors into which DehydraTECH can be applied. Depending on how many of these tests are undertaken, R&D budgets are expected to vary significantly. It is in our best interests to remain flexible at this early stage of our R&D efforts in order to capitalize on potential novel findings from early-stage tests and thus re-direct research into specific avenues that offer the most reward.

Technology out-licensing

On May 14, 2016, the Company entered into a Licensing Agreement with Nuka Enterprises, LLC (“Nuka”) for a two-year period, to utilize DehydraTECH to create, test, manufacture, and sell marijuana-infused consumable and/or topical products, in the state of Colorado, with an option of extending the terms of the Licensing Agreement to Washington, Oregon, and California. On April 30, 2018, the Company announced a new 10-year renewal licensing agreement with Nuka, maker of 1906 brand cannabis chocolates and other edible products. The new agreement provides Nuka with semi-exclusive ability to utilize the Technology across the U.S. Nuka also acquired an option to expand its products and brand to Canada, including using Lexaria’s existing chocolate and confections contract manufacturer licensee Cannfections Group Inc. The agreement incorporates new rights in product categories in addition to the original chocolate formats, which include candies, beverages, capsules and pills, and topical creams. On May 21, 2019, we announced a major expansion in operations by Nuka over the next two years into Illinois, Ohio, Massachusetts, Michigan and other states. The comprehensive semi-exclusive agreement provides Nuka and 1906 with competitive technological advantages until 2028. A second license provides Nuka and 1906 with the immediate ability to utilize DehydraTECH for CBD across the U.S. marketplace.

On January 25, 2018, the Company announced it entered a definitive technology licensing agreement with a 7-year term with Cannfections Group Inc. whereby Lexaria is providing its patented Technology to empower next-generation performance in cannabis infused chocolates and candies to be developed and sold in Canada and internationally. This license is not currently generating operational revenue.

On January 15, 2019, the Company announced that its wholly-owned subsidiary Lexaria Nicotine and Altria Ventures Inc., an indirect wholly owned subsidiary of Altria Group, Inc. (“Altria”), executed definitive agreements to pursue innovation in oral, reduced risk nicotine consumer products using Lexaria’s patented Technology. Altria was granted a license to use Lexaria’s Technology for oral nicotine delivery forms on an exclusive basis in the United States and a non-exclusive basis elsewhere globally. Altria will pay Lexaria Nicotine a royalty on revenue generated from the sale of nicotine products containing DehydraTECH, until such time it may acquire 100% ownership in Lexaria Nicotine. There is no requirement that Altria must acquire 100% ownership in Lexaria Nicotine. Altria is obligated to continue investing into Lexaria Nicotine in order to retain the exclusivity provisions within their license for the U.S region and it is not known if Altria will continue to make the investment payments; if they do not make the payments, their license for the U.S. region reverts back to non-exclusive.

On May 7, 2019, the Company announced that it entered a definitive 5-year agreement, via its subsidiary Lexaria Hemp Corp., to provide Lexaria’s patented Technology to a private Nevada-based company for its utilization in certain CBD-based beverages to be produced and sold across the U.S. that may include any combination of ready-to-drink beverages such as non-alcoholic beers, wines and spirits; cold or hot coffee or teas, sports drinks and more.

Page 20 of 96

On July 10, 2019, the Company announced that it entered a definitive 5-year agreement, via its subsidiary Lexaria Hemp Corp., to provide Lexaria’s Technology to Nic’s Beverages Ltd for use in CBD-based beverages to be produced and sold throughout the United States.

On July 11, 2019, the Company announced that it entered a definitive 5-year agreement, via its subsidiary Lexaria Hemp Corp., to provide Lexaria’s Technology to Universal Hemp LLC, a B2B manufacturing company of hemp-derived bulk ingredients to the nutraceutical and consumer packaged goods industries to be produced and sold across the U.S. immediately, and in Canada when regulations permit. Agreed to minimum payments over the life of the 5-year agreement are $3,750,000. On March 4, 2020, this license was revised to remove exclusivity provisions that Universal Hemp previously enjoyed and reduce the minimum fees payable over the term of the license to $132,500.

On July 24, 2019, the Company announced that it entered a 10-year Joint Manufacturing Partnership (JMP) with Hill Street to produce commercial products including processed THC cannabis and/or CBD hemp powder including among other categories; tablets, capsules, or packets for sale in Canada and for export where permitted. The JMP will also produce similar powders as a bulk ingredient for manufacturing processes for sale to other licensed producers seeking to use DehydraTECH to create their own products for sale within Canada. Profits from this business unit will be shared equally between Hill Street and Lexaria. In addition Hill Street also replaced its previous license agreement with two new licences to DehydraTECH, one being for the production of CBD beverages (on a non-exclusive basis) globally (excluding Mexico) and the other being for the production of THC beverages (on a semi-exclusive basis) globally (excluding Mexico) for a period of 10 years. Due to Hill Street not acquiring OneLeaf Cannabis Corp., the THC beverage license may be cancelled by either party on ten (10) days’ notice. Pursuant to the JMPs and the CBD beverage license, Hill Street will pay an annual licensing fee of $15,000 and a minimum quarterly fee of $10,000. Pursuant to the terms of the JMP agreements, Lexaria will pay or issue an aggregate of $250,000 in restricted common shares to Hill Street upon the acquisition by Hill Street of a Health Canada cannabis producer license. As of August 31, 2020, negotiations are underway with Hill Street related to the execution, consolidation, and applicability of the various agreements with the Company.

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

We are not yet profitable and have not yet demonstrated our ability to generate significant revenues from our business plan. We will require additional corporate funds if our existing capital is not sufficient to support the Company until potential future profitability is reached. There are no assurances that we will be able to obtain further funds required for our long-term operations. We expect to require additional operating capital during our fiscal 2021 year. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other longer-term obligations as they become due. In such event, we could be forced to scale down or perhaps even cease our operations. There is uncertainty as to whether we can obtain additional long-term financing if we do in fact require it.

Page 21 of 96

Our business plan anticipates that we will hire two to four additional staff during fiscal 2021 to enhance operations in our office and licenced laboratory space. However, the effects of the COVID-19 pandemic call into question our ability to hire additional staff. We expect to be able to utilize contracted third-parties for our R&D testing programs, instead focusing our capital on higher value-added aspects of our research and development, and scientific test planning.

Our Company relies on the business experience of our existing management, on the technical abilities of consulting experts, and on the technical and operational abilities of its operating partner companies to evaluate business opportunities.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other drug delivery platforms that are able to achieve similar or better results than DehydraTECH. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to oral or topical drug delivery that our DehydraTECH is also focused on. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that are can be delivered using DehydraTECH obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing API delivery technologies that are more effective, safer, more easily commercialized or less costly than our DehydraTECH proprietary technology or secure patent protection that we may need for the enhancement of our DehydraTECH. We believe the key competitive factors that will affect the development and commercial success of any DehydraTECH enhanced product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement. We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of API delivery platforms which may be more effective or cost efficient than our DehydraTECH. We anticipate that we will continue to face intense and increasing competition as new advanced API delivery technologies become available. There can be no assurance that our competitors are not currently developing, or will not in the future develop, technology that is equally or more effective or is more economically attractive than any of our current or any enhanced versions of DehydraTECH.

Competition in alternative health sectors and in consumer products in the U.S. is fierce. We expect to encounter competitive threats from existing participants in the sector and new entrants with competing technologies. Although PoViva Corp. has filed patent applications to protect intellectual property, there is no assurance that patents beyond those already issued will be granted nor that other firms may not file superior patents pending. Food supplements, organic foods, and health food markets are all well established and the Company and/or its licensees will face many challenges within these markets. Lexaria is also aware of various competing technologies that exist in the marketplace that claim to also enhance the bio absorption of bioactive molecules as Lexaria has demonstrated through repeated in vitro and in vivo scientific testing with DehydraTECH. By and large, these technologies are mostly forms of nanotechnology that generally claim to enable the formation of microencapsulated microemulsions of active ingredients. These technologies can enable exceptional water solubility of ingredients and can impart improved intestinal bio absorption as a result, but do not necessarily offer the breadth of performance and value enhancing benefits that Lexaria’s DehydraTECH technology offers to its licensees.

Page 22 of 96

Competition in nicotine, alternative nicotine delivery and nicotine cessation sectors in the U.S. is comprised of long-established entities, brands, and new technologies competing to create less harmful options. The sectors are complicated by the significant historical empirical data of older products or technologies versus the more limited published supporting data regarding the effects of new products or technologies. Due to the size of the sectors we expect to encounter competitive threats from existing participants and unknown new entrants. There is no assurance that other technologies already deployed, or in development, will not form the basis of product formats that competitors or consumers choose to utilize. It is also possible that historic delivery methods that have been in use and the familiarity with them may prevent adoption of products utilizing DehydraTECH in alternative delivery formats. Competing technologies or products may utilize known delivery formats or entirely new and unforecastable formats. Lexaria has demonstrated through scientific testing that DehydraTECH delivers nicotine rapidly and effectively through oral delivery. We believe that if we can educate and influence consumers to adopt a food-grade edible product format, and if US regulatory bodies authorize such formats, we may be able to offer a competitively successful new product format that utilize DehydraTECH.

The legal marijuana industry is comprised of several sub-sectors and is legal under different guidelines in many U.S. states though it remains illegal federally in the U.S. Notwithstanding, the overall sector is generally recognized to be one of the fastest growing in the U.S., with state-legal revenue of over $8 billion in 2016. Independent projections and publicized reports expect revenue of $30 billion or more in 2025, both as the sector gains in credibility and acceptance, and as more and more states legalize either medical use or adult recreational use; or both. In June of 2019 there were eleven states and one district that had legalized medical and recreational use, and more than twenty-two other states that had legalized medical use. In any fast-growing industry, competition is expected to be both strong and also difficult to evaluate as to the most effective competitive threats.

While we are an early adopter providing technology to the cannabinoid sector, there are already reports of more than 300 public companies that have claimed to be involved in the sector in some fashion; and an unknown number of private companies. Our current strategies may prove to be ineffective as the sector grows and matures, and if so, we will have to adapt quickly to changing sectoral circumstances. Accordingly, the Company intends to aggressively pursue technology out-licensing opportunities not only within the cannabinoids sector where it is already active, but also across other sectors where DehydraTECH is patent allowed and/or pending, include opportunities in the vitamin and supplements sector, the pain relief sector and the nicotine products sector. The Company limits our relationships within the US cannabis industry to ancillary involvement based on out-licensing of DehydraTECH technology to state licensed entities.

Lexaria believes that DehydraTECH offers a host of benefits beyond what competing technologies can offer, including superior oral palatability, a more appealing and all-natural ingredient compositional profile from an oral product and beverage formulation perspective, more predictable time of delivery into bloodstream and certain target tissues, and superior scalability and cost effectiveness from a manufacturing perspective. Lexaria believes that DehydraTECH is, therefore, significantly distinguished from competing technologies in these respects, and has a view of growing the breadth and number of licensees that will adopt DehydraTECH into their product offerings going forward. Lexaria believes that these competitive advantages together with its wealth of scientific data showing noteworthy bio absorption enhancements with DehydraTECH constitute a compelling value proposition for its prospective licensees, and it intends to continue to pursue license arrangements in the multiple bioactive ingredient sectors identified in its issued and pending patent applications.

Page 23 of 96

Compliance with Government Regulation

Thirty-nine states in the U.S. have passed some form of legislation related to that state’s permission to grow, cultivate, sell or use marijuana and/or CBD either for medical purposes or for recreational or “adult use” purposes; or both (disa.com). The various state legislation is not necessarily harmonious with one another. It is most often not legal to transport cannabis-related products across state lines.

Lexaria does not “touch the plant” or culture, manufacture, process, handle or sell cannabis in any location within the U.S. Lexaria does conduct research and development on cannabis ingredients legally in Canada, in a federally licensed laboratory in compliance with all federal and local Canadian laws. We comply with U.S. federal law that provides for certain exemptions for agricultural hemp and certain by-products to be manufactured and sold in the U.S. DehydraTECH is only licensed to those companies that have met and comply with state regulations for the sale or distribution of cannabis related products in the licensed territory where they operate.

Lexaria’s position is that, just as a telephone company provides communications services, and an electric company provides electrical power, our provision of technological services to a state-legal cannabis company is in compliance with laws and required regulations.

DehydraTECH also has applications in completely separate sectors such as vitamins, NSAIDs, and nicotine. We have no products nor operations in any of these sectors today, although we have commenced formulation development for research and validation purposes in each of these areas. We have a formal relationship with the largest cigarette company in the U.S., the Altria Group, and have conducted R&D with that company related to the possible development of nicotine oral products. We do not know whether the Altria Group will utilize DehydraTECH within any oral nicotine product category. If we enter any of these sectors at any time, we will be exposed to and of necessity will have to comply with, all local, state and federal regulations in each of those sectors. As a result of the possibility of Lexaria being involved in a number of disparate business sectors, compliance with government regulations could require significant resources and expertise from our Company.

The U.S. Farm Bill, which passed in December 2018, and the ambiguity regarding the incorporation of CBD into ingested and topical products has had significant impacts on the industry segments that we operate and have products in and potentially changes some of the regulatory compliance risks that may affect our business. The bill includes lifting restrictions on advertising, marketing, banking and other financial services as well as allowing interstate commerce for hemp and hemp-derived CBD, removing barriers for intellectual property protections under federal law such as patents and trademarks, as well as several other measures that may positively impact these industry segments overall. The impact the Bill may have on other regulatory bodies and their regulations will require ongoing monitoring to determine the outcome and timing of any revisions.

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

Page 24 of 96

Our company has not entered into, and has no intention to enter, any prospective or definitive arrangement to cultivate, produce or distribute marijuana or related products in the United States. Our proximity to the marijuana industry is limited to ancillary involvement based on out-licensing of DehydraTECH to state licensed entities.

Contractors and Employees

We utilize employees, sub-contractors and consultants for the company’s intellectual property development and licensing, and business operations. We have four employees (including one executive officer) and may add research personnel during the next 12 month period to expand our internal R&D capacity. None of our employees is represented by a labor union and we consider our employee relations to be good. We primarily engage with consultants to serve our executive needs.

The Company has an agreement with CAB Financial Services Ltd., wholly-owned by Chris Bunka, for a 3-year term management contract as Chief Executive Officer effective January 1, 2019. The annual compensation payable is CDN$350,000 per year.

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015. The Company compensates Mr. Docherty by way of an employment agreement and an agreement with Docherty Management Limited, wholly-owned by Mr. John Docherty with annual compensation of CAD$300,000 for a 3-year term effective January 1, 2019.

Both of the Chief Executive Officer and the President of the Company are entitled to the following performance incentives:

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

On July 1, 2018 the Company executed an updated three-year consulting contract with M&E Services Ltd. (M&E), a company wholly-owned by Mr. Allan Spissinger, with monthly compensation of CAD$12,000 including an 8% annual increase. The Company may pay Mr. Spissinger a bonus from time to time, at its sole discretion. Mr. Spissinger will be entitled to receive additional common stock-based and stock option-based bonuses upon achieving certain milestones during the time of his consultancy with the Company.

•	Compensation equal to 1% of the consideration received by the Company from the sale of a subsidiary, excluding certain circumstances.

Our business plan contemplates increases in the number of employees and other personnel over the next 12-month period to enhance operational, sales and our in-house R&D capacity dependant upon adequate funding. When beneficial to do so we will continue to outsource contract employment or engagements as needed. It is not possible to accurately project potential needs into the future based on circumstances that may or may not occur.

Page 25 of 96

Research and Development

Lexaria incurred $387,074 (2019 $555,730) in research and development expenditures during the period ending August 31, 2020. Specific R&D programs are in ongoing development and will be tightly related to our financial ability to undertake each research phase for each API. Due to our expanding portfolio coverage, we are continuing to examine accelerated timetable options for testing, research and development.

The Company’s in vitro absorption test of DehydraTECH enhanced nicotine molecules and its in vivo absorption tests on DehydraTECH enhanced CBD molecules yielded positive results. Ongoing testing plans are proceeding to (i) conduct in vitro absorption tests with DehydraTECH enhanced ibuprofen; and (ii) further define molecular compatibility, absorption rates, timing and viable formats of delivery.

The Company continually focuses on new R&D programs to investigate potential additional commercial applications for the incorporation of DehydraTECH. These include, but are not limited to, ongoing programs to explore methods to integrate nanoemulsification chemistry techniques together with DehydraTECH that have demonstrated positive results to date, programs to further enhance intestinal bio absorption rates with DehydraTECH, as well as ongoing programs to expand the types and breadth of product form factors into which DehydraTECH can be applied. Depending on how many of these tests are undertaken, R&D budgets are expected to vary significantly. It is in our best interests to remain flexible at this early stage of our R&D efforts in order to capitalize on potential novel findings from early-stage tests and thus re-direct research into specific avenues that offer the most reward.

Subsidiaries

Lexaria has its wholly-owned subsidiaries; Lexaria CanPharm ULC, Lexaria CanPharm Holdco, PoViva Corp., Lexaria Hemp Corp., Kelowna Management Services Corp. and Lexaria Pharmaceutical Corp, and our majority owned subsidiary Lexaria Nicotine LLC. On January 15, 2019, the Company announced the initial investment of $1,000,000 from Altria Ventures Inc., an indirect wholly-owned subsidiary of Altria Group, Inc., for a 16.667% equity interest along with certain other rights in Lexaria Nicotine LLC.

Item 1A. Risk Factors

Much of the information included in this report includes or is based upon estimates, projections or other "forward looking statements" about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. Forward-looking statements can be identified by the use of forward-looking words such as “believe,” “expect,” “intend,” “plan,” “may,” “should” or “anticipate” or their negatives or other variations of these words or other comparable words or by the fact that these statements do not relate strictly to historical or current matters. These forward-looking statements may be included in, but are not limited to, various filings made by us with the SEC, press releases or oral statements made by or with the approval of one of our authorized executive officers. Forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including, but not limited to, the factors summarized below.

Page 26 of 96

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report and in our other public filings, before making an investment decision. Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition, and results of operations and it is not possible to predict all risk factors, nor can we assess the impact of all factors on us or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in or implied by any forward-looking statements. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligations to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. In evaluating forward-looking statements, you should consider these risks and uncertainties.

Risks Associated with Our Business

Much of the information included in this report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

In developing DehydraTECH, we rely upon our employees, contractors, consultants and collaborators and other third-party relationships, including the ability to obtain appropriate product liability insurance. There can be no assurance that this reliance and these relationships will continue as required. In addition to developmental and operational considerations, market prices for securities of biotechnology companies generally are volatile and may or may not move in a manner consistent with the progress we have made or are making. Prospects for companies in the biotechnology industry generally may be regarded as uncertain given the nature of the industry and, accordingly, investments in biotechnology companies should be regarded as speculative.

Because there is no assurance that we will generate material revenues, we face a high risk of business failure.

There can be no assurance that we will achieve significant revenues or profitable operations or will generate adequate funds to continue our intellectual property development. Many factors (e.g. competition, patent protection, appropriate regulatory approvals) can influence the revenue and our profitability potential. We cannot be sure that our overall business model within any particular sector will ever come to fruition, and if they do, will not decline over time. We may not recover all or any portion of our capital investment in our research and technology development, marketing, or other aspects of the business. Although we exercise due consideration in our development of our technology, ultimately consumer acceptance of our licensees’ products is not reliably forecastable.

Page 27 of 96

In addition, our intellectual property and technology development plans may be curtailed, delayed or cancelled as a result of lack of adequate capital and other factors, such as weather, pandemics, compliance with governmental regulations, current and forecasted prices for input costs of research materials and changes in the estimates of costs to complete the projects. You should understand that our research plans are subject to change.

Our revenues are primarily generated from out-licensing of DehydraTECH. We should be considered to be a start-up: the gross revenue recognized for the period ended August 31, 2020 was $384,543.

We may not acquire market share or achieve profits due to competition in our industries.

Our Company operates in highly competitive marketplaces with various competitors. Increased competition may result in reduced licensing rates and/or loss of market share, either of which would seriously harm its business and results of operations. Management cannot be certain that the Company will be able to compete against current or future competitors or that competitive pressure will not seriously harm its business. Some of our Company’s competitors are much larger and have greater access to capital, sales, marketing and other resources. These competitors may be able to respond more rapidly to new regulations or devote greater resources to the development and promotion of their business model than the Company can. Furthermore, some of these competitors may make acquisitions or establish co-operative relationships among themselves or with third-parties in the industry to increase their ability to rapidly gain market share.

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

Our failure to protect our intellectual property may have a material adverse effect on our ability to develop and licence DehydraTECH

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

Page 28 of 96

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

Our success is largely dependent on our ability to hire highly qualified personnel. This is particularly true in those parts of our business that are related to intellectual property generation or exploitation. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

Our Company has no operating history and an evolving business model, which raises doubt about our ability to achieve profitability or obtain financing.

Our Company has no significant history of operations and our business model is still evolving and subject to change. Our revenues are dependant upon licensing DehydraTECH and on those licensees generating usages fees by successfully selling products utilizing DehydraTECH. Our licensees may also be subject to regulatory approval of their products that utilize DehydraTECH, which may not occur before they can bring their products to market and we generate usage licensing revenues from them.

Our Company’s ability to continue as a going concern is dependent upon our ability to obtain adequate financing and/or to reach profitable levels of operations. In that regard we have no proven history of performance, earnings or success. There can be no assurance that we will achieve profitability or obtain future financing.

Our auditors have indicated doubt about our ability to continue as a going concern.

We have suffered recurring losses from operations. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and/or raising additional capital. Our financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations. The recurring losses from operations and net capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of earlier studies may not be predictive of future results and planned or ongoing studies may not establish an adequate efficacy profile for DehydraTECH enabled products.

The results of studies and trials of DehydraTECH conducted to date and future studies incorporating other APIs may not be predictive of the results of subsequent trials. Studies published to date on DehydraTECH have demonstrated positive results through oral and topical delivery methods of API payloads. These results may not be replicated in subsequent studies or trials that incorporate the same or other API payloads.

Page 29 of 96

Licensees subject to significant regulatory requirements and testing protocols, such as those required by the US Food and Drug Administration (FDA), and comparable foreign regulators, must successfully complete multi-phase testing and the results of our studies may not be reflected in the outcome of the testing performed related to their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that our licensees will not face similar setbacks.

Intellectual Property and Technology development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, all of the research and development for all industry segments.

We may experience delays in initiating or completing our planned studies or trials in the future, and we may experience numerous unforeseen events during, or as a result of, any future studies or trials that we conduct that could delay or prevent our ability to conduct the research, including:

•	regulators or institutional review boards (“IRBs”), or ethics committees may not authorize us or our investigators to commence a study or trial at a prospective trial site and/or additional governmental regulatory authority authorizations may be required from time-to-time to do so for which there is no assurance that we will be able to satisfy their approval conditions in a timely fashion if at all, whether due to financial or other unforeseen constraints;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	we may experience delays in recruiting, or be unable to recruit, a sufficient number of suitable participants to participate in our studies or trials;

•	the participants and sites who participate in our studies or trials may not comply with required protocols rendering the results insufficient or uninterpretable;

•	studies or trials of various APIs may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional studies or trials or we may decide to abandon development programs related to those APIs;

•	the number of participants required for studies or trials of an API may be larger than we anticipate, enrollment in these studies or trials may be slower than we anticipate or participants may drop out or fail to return for follow-up at a higher rate than we anticipate;

•	our third party contractors may fail to comply with regulatory or legal requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the protocol or drop out, which may require that we find new contractors to perform the work;

•	we may elect to, or regulators or IRBs or ethics committees may require that we or our investigators, suspend or terminate our research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of studies or trials of an API may be greater than we anticipate;

•	any changes in regulatory requirements and guidance that require amending or submitting new protocols;

•	regulators may require us to submit additional data or impose other requirements before permitting us to initiate a study or trial.

Page 30 of 96

We could encounter delays if a study or trial is suspended or terminated by us or by the IRBs of the institutions in which they are being conducted. Such authorities may impose such a suspension or termination due to a number of factors, including changes in governmental regulations or administrative actions or lack of adequate funding to continue the study or trial. Further, the IRB may disagree with our design or may change the requirements for approval even after it has reviewed and commented on the design.

Our research and development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our studies or trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Any delays in our development programs may significantly harm our business, prospects, financial condition and results of operations.

The longer term growth of our business depends on our ability to expand our portfolio of patents and industry segments where DehydraTech is demonstrably applicable, which may require substantial financial resources and may ultimately be unsuccessful.

The longer term growth of our business depends upon our ability to expand our patent portfolio of applicable APIs and molecules and delivery methods. We may also be required to evidence that DehydraTECH’s demonstrated efficacy also works with other APIs and molecules prior to acceptance and adoption within those segments. The required research and development programs required to develop the evidence may require substantial financial resources and may ultimately be unsuccessful.

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

Conflicts of interest between our Company and our independent directors and executive management may result in a loss of business opportunity.

Our independent directors and members of our executive management are not obligated to exclusively commit their time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our future operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

Page 31 of 96

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

The COVID-19 pandemic may have a negative impact on our business.

The emergence of COVID-19 beginning January, 2020, and now in over 220 countries and territories around the world, presents significant and unforecastable risk to the Company and its business plan. Restrictions on national and international travel, and required business closures, have made it increasingly difficult to carry out normal business activities related to corporate finance efforts, to the pursuit of new customers for the Company’s products and services, and to retail customers throughout North America who might otherwise access the products of the Company’s business-to-business partners. As a result, the COVID-19 pandemic will almost certainly increase risks of lower revenues and higher losses for the Company. We are monitoring our licensees and are working with them, where possible, to prevent default and contract terminations. In some cases we have had to issue termination of contract notices in accordance with provisions contained within our licensee contracts. These terminations resulted in $50,000 in write offs of accounts receivable.

Page 32 of 96

The Company is encountering significant challenges in executing its business plan and normal business operations as a result of COVID-19 and does not have sufficient resources to withstand a protracted term during which most business activities are curtailed. We have implemented cost containment initiatives to reduce operating expenses and preserve cash that include dismissal of one employee, termination of contracts with two consultants and reduction of compensation payable to certain other consultants as a result of the COVID-19 pandemic. We may need to dismiss additional employees or terminate services contracts in order to preserve resources. We have not had to close operations or locations as our contractors and staff can work remotely and our third-party fulfillment centers continue to operate.

The Company may not be able to monetize any opportunities related to the COVID-19 outbreak.

The Company is currently investigating whether there may be any new emerging opportunities resulting from the COVID-19 crisis related to its patented DehydraTECH technology that has been thoroughly tested for its superior delivery of other compounds and drugs, and whether any of these characteristics might be applicable to compounds or drugs used to treat symptoms caused by the coronavirus. This investigation is in the very early stages and it is unknown at this time whether there is any such applicability. On March 19, 2020, the Company announced that it intends to conduct a pilot human pharmacokinetic exploratory study in healthy volunteers of three antiviral drugs that have previously been studied against other coronavirus strains, comparing DehydraTECH formulations to controls without DehydraTECH enhancement. Subsequent to March 19, 2020, the Internal Review Board (“IRB”) of one of the Universities advised us to limit the study to two of the original antiviral drugs. Based on the requirements of the IRB we have modified the study to two antiviral drugs. It intends to conduct the study at a leading Canadian University where a study design and plan have been submitted for ethics board approval. Pending the successful execution and outcome of this study, additional research may include expanded pharmacokinetic and pharmacodynamic screening, including studies in appropriate coronavirus animal models for efficacy evaluation. If Lexaria’s DehydraTECH technology is proven to increase delivery effectiveness of antiviral drugs, the Company intends to make DehydraTECH available to researchers throughout the world looking to maximize the effectiveness of their own drug investigations. The Company continues to wait for IRB approval and may require additional regulatory approvals before it can plan to begin this study.

DehydraTECH has never been approved for the treatment of disease.

In order for a licensee to commercialize a product that utilizes DehydraTECH for the treatment of any disease, they must obtain regulatory approvals for their product of such treatment for that indication. Satisfying regulatory requirements is an expensive process that typically takes many years and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling, and promotion of drugs for human use. To obtain necessary regulatory approvals, a licensee must, among other requirements, complete clinical trials demonstrating that their product is safe and effective for a particular indication. There can be no assurance that their product enhanced by DehydraTECH will prove to be safe and effective, that the clinical trials will demonstrate the necessary safety and effectiveness of the product candidates, or that a licensee will succeed in obtaining regulatory approval for any treatment developed even if such safety and effectiveness are demonstrated.

Any delays or difficulties encountered in such clinical trials may delay or preclude regulatory approval from the United States Food and Drug Administration (the “FDA”) or from international regulatory organizations. Any delay or preclusion of regulatory approval would be expected to delay or preclude the commercialization of their product that utilizes DehydraTECH. Examples of delays or difficulties that may be encountered during clinical trials include without limitation the following:

•	Clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of DehydraTECH;

Page 33 of 96

•	DehydraTECH enhanced formulations may fail to be more effective than current therapies, or to be effective at all;

•	DehydraTECH enhanced formulations may have adverse side effects, which could cause them to be delayed or precluded from receiving regulatory approval or otherwise expose us to significant commercial and legal risks;

•	It may take longer than expected to determine whether or not a treatment is effective;

•	Patients involved in the clinical trials may suffer severe adverse side effects even up to death, whether as a result of treatment with DehydraTECH enhanced formulations, the withholding of such treatment, or other reasons (whether within or outside of our control);

•	Failure to be able to enroll a sufficient number of patients in the clinical trials;

•	Patients enrolled in the clinical trials may not have the characteristics necessary to obtain regulatory approval for a particular indication or patient population;

•	Inability to produce sufficient quantities of DehydraTECH enhanced formulations to complete the clinical trials;

•	Failure to obtain and/or maintain, any required governmental approvals;

•	If approval for commercialization is granted, it is possible the authorized use will be more limited than is necessary for commercial success, or that approval may be conditioned on completion of further clinical trials or other activities, which will cause a substantial increase in costs;

•	If granted, approval may be withdrawn or limited if problems with DehydraTECH enhanced formulations emerge or are suggested by the data arising from their use or if there is a change in law or regulation.

Any success achieved at a given stage of the clinical trials does not guarantee that the future achievement of success at any subsequent stage, including without limitation, final FDA approval.

Delays or rejections in the regulatory approval process because of additional government regulation resulting from future legislation or administrative action, or from changes in the policies of the FDA or other regulatory bodies during the period of product development, clinical trials, or regulatory review may occur. Failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production, or an injunction preventing certain activity, as well as other regulatory action against our product candidates or us.

Our success is dependent on our licensee’s ability to successfully navigate the risks and obstacles associated with obtaining FDA clearance for any DehydraTECH enhanced formulation of their product.

We have relied, and will rely in the future, on third parties to conduct our studies and trials. If these third parties do not appropriately carry out their contractual duties, fail to conduct high-quality studies or meet expected deadlines, our research programs may be delayed or could fail to develop required data.

We do not have the ability to conduct our studies or trials independently. We have and will continue to rely on third parties, including third-party facilities, participants and consultants, to monitor, manage data for, participate in and execute our ongoing planned research protocols. Any failure of these third parties to meet their obligations may have an adverse effect on the results of our studies or trials.

Page 34 of 96

The third parties conducting our studies or trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our programs. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our studies or trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, appropriate research data. As a result, our results of operations could be harmed, our costs could increase and our ability to generate revenues could be delayed or impaired for the API or molecule under research.

If we are unable to obtain and maintain sufficient patent protection, or if the scope of the patent protection is not sufficiently broad, our competitors could develop technology similar to ours.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our intellectual property. If we do not adequately protect or enforce our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our intellectual property, we file patent applications in the United States and abroad. The patent application and approval process is expensive, complex and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management, business and scientific personnel. In addition, many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can.

A court may disagree with our allegations and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third-party technology in question. Furthermore, the other party could counterclaim that we infringe their intellectual property or counterclaim that a patent we have asserted against them is invalid or unenforceable, or both. In patent litigation in the United States, counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. Similarly, third parties may initiate legal proceedings against us seeking a declaration that certain of our intellectual property rights are non-infringed, invalid, or unenforceable. The outcome of any such proceeding is generally unpredictable.

We may not be able to effectively enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive. Our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, the patent laws of some foreign countries do not provide protection to the same extent as the laws of the United States. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our intellectual property rights. Legal actions to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and resources from other aspects of our business. While we intend to protect our intellectual property, we cannot ensure that we will be able to initiate or maintain legal efforts in all jurisdictions.

Page 35 of 96

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with their procedural, documentary, fee payment and other provisions during the patent application process. Periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of each patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our intellectual property, we may not be able to stop a competitor from utilizing our Technology, which would have a material adverse effect on our business.

Risks Associated with CPG/Oral Products

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

Page 36 of 96

Uncertain demand for our products or technology may cause our business plan to be unprofitable.

Demand for oral products, CPG, technology delivery benefits and medical marijuana and cannabis or hemp related products is dependent on a number of social, political and economic factors that are beyond the control of our Company. While we believe that demand for these products will continue to grow across North America, there is no assurance that such increase in demand will happen or that our endeavors will be profitable.

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

Lexaria and its subsidiaries are not involved directly or indirectly in the cultivation, processing, distribution, or utilization of cannabis or cannabis derived components. All of Lexaria’s consumer products utilize legally sourced hemp and hemp components in their production. Lexaria has an ancillary involvement exposure via out-licensing of its intellectual property to licensees that may utilize DehydraTECH in the production of products that contain contents which are locally or state approved but federally controlled. Where licensee’s products contain controlled contents any revenue streams from such licensee’s may be interrupted by regulatory involvement in their business.

Lexaria has no knowledge of any non-compliance by any of its licensees with the regulatory framework(s) in which its licensee(s) operate.

There can be no assurance that we will develop any product that will meet with widespread consumer acceptance.

Both new and established oral product and CPG products fail to generate consumer interest on a regular basis. There is no assurance that an oral product or CPG product that is successfully adopted by consumers at one time; will still be in demand at a future time. If we cannot develop and sell products in commercial quantities, our business could fail.

The oral product CPG industries are highly competitive and there is no assurance that we will be successful in developing or successfully selling products.

The oral product and CPG industries are intensely competitive. We compete with numerous individuals and companies, including many oral product manufacturing and production companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable distribution channels, “shelf space” and salespeople in both the oral product and CPG industries. We cannot predict if the necessary funds can be raised to assist in our development of any distribution channels that may be helpful to our ability to generate sales and potential profits.

The marketability of oral product and CPG products will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of oral product and CPG products will be affected by numerous factors beyond our control. These factors include market fluctuations in consumer preferences for various oral product items based on factors such as pricing, macro trends for certain ingredients or flavors, ruling by regulators on health issues associated with certain foods, and more. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Page 37 of 96

We are not the “operator” of vertically integrated oral product production facilities, and so we are exposed to the risks of our third-party operators.

We rely on the expertise of contracted third-parties for their judgment, experience and advice related to the manufacturing and/or packaging of our oral product products. We can give no assurance that these third-party operators or consultants will always act in our best interests, and we are exposed as a third-party to their operations and actions and advice in those operations and activities in which we are contractually bound.

Our management has limited experience and training in the oral product processing and manufacturing industries, and in the cannabis products industries, and could make uninformed decisions that negatively impact our client's operations and our Company.

Because our management has limited experience and training in the oral product processing and manufacturing industry, and in the cannabis products industry, we may not have sufficient expertise to make informed best practices decisions regarding our operations and/or corporate licensees. It is possible that, due to our limited knowledge, we might elect to undergo manufacturing processes and incur financial burdens that a more experienced oral product manufacturing team might elect not to complete. Our ability to internally evaluate food and cannabis operations and opportunities could be less thorough than that of a more highly trained management team.

Cannabis remains illegal under U.S. federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

We operate in both the federally legal Canadian cannabis industry and in the U.S. cannabis industry, which is dependent on state laws and regulations pertaining to such industry as well as U.S. federal law, under which cannabis remains illegal.

We do not currently, nor at any time in our corporate history have we ever cultivated, grown, processed, manufactured or sold marijuana in any location. Although we believe this fact to provide protection against prosecution related to marijuana legislation, we cannot provide any assurance to that effect. We do not hold a license in any jurisdiction enabling us to grow or sell marijuana or cannabis related edibles, but because of our business model we do not feel that is a barrier to entry for us. Instead, we plan to license DehydraTECH related to bio absorption of THC, to those entities that do have valid licenses in various North American jurisdictions to sell cannabis related edibles. If we are unable to license DehydraTECH to any valid license holders, then we may be shut out of this market.

The United States federal government regulates drugs through the Controlled Substances Act (the “CSA”), which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and having no currently accepted medical use in treatment in the United States. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the United States Drug Enforcement Administration (the “DEA”). Because of this, doctors may not prescribe cannabis for medical use under federal law, although they can recommend its use under the First Amendment.

Over 38 US States, including our state of incorporation, Nevada, have approved and regulate medical marijuana use. Similarly, eleven states and Washington D.C. have approved and regulate non-medical marijuana use by adults. Because cannabis is a Schedule I controlled substance, however, the development of a legal cannabis industry under the laws of these states is in conflict with the CSA, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis pre-empts state laws that legalize its use.

Page 38 of 96

While we do not harvest, distribute, sell cannabis, or cannabis derived products, we may be irreparably harmed by the enforcement policies of the federal government. As of the date of this prospectus, we have licensed our Technology to licensees in the U.S. cannabis industry. As a result, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

The Farm Bill, FDA policies and other regulations materially affecting our CBD products and Licensees

In conjunction with the enactment of the Agriculture Improvement Act of 2018 (the “Farm Bill”), the FDA released a statement about the status of CBD as a nutritional supplement, and the agency’s actions in the short term with regards to CBD will guide the industry. We will strive to comply with all guidelines and regulations as they evolve. The regulation of CBD products is currently in constant flux and any difficulties in compliance with future government regulation could increase our operating costs and adversely impact our results of operations in future periods. Furthermore, violations of these laws, or alleged violations, could disrupt our business or the business of our licensees and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

We do not currently believe that we are required to seek FDA approval for DehydraTECH, and as such we do not plan to seek FDA approval. If regulation evolves such that we are required to seek approval, we will endeavor to do so. This may require us to incur substantial costs associated with legal and compliance fees and adversely affect our results of operations.

Possible yet unanticipated changes in federal and state law could cause products containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any products containing CBD.

We currently distribute certain products containing hemp-derived CBD, and we also have licensees who produce hemp-derived CBD products.

The Farm Bill delegates the authority to the states to regulate and limit the production of hemp and hemp-derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp-derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp-derived CBD would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our or our licensee’s products, we may be adversely impacted with respect to CBD product revenue or royalties.

Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

Hemp-derived CBD can only be legally produced in states that have laws and regulations that allow for such production and that comply with the Farm Bill, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law and regulations. We purchase all of our hemp-derived CBD from licensed growers and processors in states where such production is legal. As described in the above risk factor, possible yet unanticipated changes in federal and state law could cause any of our current products, as well as products that we intend to launch, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD in the event of repeal or amendment of laws and regulations which are now favorable to the cannabis/hemp industry in such states, we would be required to locate new suppliers in states with laws and regulations that qualify under the Farm Bill. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

Page 39 of 96

Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the Farm Bill, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD.

The interstate shipment of hemp-derived CBD from one state to another is legal only where both states have laws and regulations that allow for the production and sale of such products and that qualify under the Farm Bill. Therefore, the marketing and sale of our intended products containing hemp-derived CBD is limited by such factors and is restricted to such states. Although we believe we may lawfully sell any of our finished products, including those containing CBD, in a majority of states, a repeal or adverse amendment of laws and regulations that are now favorable to the distribution, marketing and sale of finished products we intend to sell could significantly limit, restrict or prevent us from generating revenue related to our products that contain hemp-derived CBD. Any such repeal or adverse amendment of now favorable laws and regulations could have an adverse impact on our business plan with respect to such products.

Due to recent expansion into the CBD, nicotine and pharmaceutical industries, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may become more difficult for us to find, and more expensive, due to our launch of products containing hemp-derived CBD, our research into alternative nicotine delivery methods and enhanced delivery of pharmaceutical compounds. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

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

The willingness of businesses to spend time and money on non-essential oral product and health products may be dependent upon general economic conditions; and any material downturn may reduce the likelihood of consumers incurring costs toward what some may consider a discretionary expense item. Willingness by customers to buy our products may be dependent upon general economic conditions and any material downturn may reduce the potential profitability of the oral product sciences or medical marijuana business sectors.

If we fail to effectively and efficiently advertise, the growth of our business may be compromised.

The future growth and profitability of our oral product and CPG products business and our DehydraTECH licensing business will be dependent in part on the effectiveness and efficiency of our advertising and promotional expenditures, including our ability to (i) create greater awareness of our services, (ii) determine the appropriate creative message and media mix for future advertising expenditures, and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that we will experience benefits from advertising and promotional expenditures in the future. In addition, no assurance can be given that our planned advertising and promotional expenditures will result in increased revenues, will generate levels of service and name awareness or that we will be able to manage such advertising and promotional expenditures on a cost-effective basis.

Page 40 of 96

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

Page 41 of 96

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

A large number of common shares may be issued and subsequently sold upon the exercise of existing warrants.

As of August 31, 2020, there were 14.1 million common shares issuable under outstanding warrants at various exercise prices. To the extent that holders of existing warrants sell common shares issued upon the exercise of warrants, the market price of our common shares may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of common shares underlying existing warrants may cause shareholders to sell their common shares, which could further contribute to any decline in our common share market price.

Any downward pressure on the price of our common shares caused by the sale of common shares issued upon the exercise of existing warrants could encourage short sales by third parties. In a short sale, a prospective seller borrows common shares from a shareholder or broker and sells the borrowed common shares. The prospective seller anticipates that the common share price will decline, at which time the seller can purchase common shares at a lower price for delivery back to the lender. The seller profits when the common share price declines because it is purchasing common shares at a price lower than the sale price of the borrowed common shares. Such short sales of common shares could place downward pressure on the price of our common shares by increasing the number of common shares being sold, which could lead to a decline in the market price of our common shares.

We are a “smaller reporting company” under the SEC’s disclosure rules and have elected to comply with the reduced disclosure requirements applicable to smaller reporting companies.

We are a “smaller reporting company” under the SEC’s disclosure rules, meaning that we have either:

•	a public float of less than $250 million; or

•	annual revenues of less than $100 million during the most recently completed fiscal year; and

o	no public float; or

o	a public float of less than $700 million.

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies.

Page 42 of 96

If investors consider our common shares less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common shares and our share price may be more volatile.

As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

We are a non-accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common shares less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and trading price for our common shares may be negatively affected.

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

Page 43 of 96

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

Our articles of incorporation authorize the issuance of 220,000,000 shares of common stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

The majority of our directors and officers are residents of other countries other than the United States, as a result, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

Our head office and the majority of our assets are located in Kelowna, British Columbia and we rent administrative office space in Phoenix, Arizona. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our Company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including any amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Page 44 of 96

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of Property

Our principal executive offices are located at Unit 100 – 740 McCurdy Road, Kelowna, British Columbia V1X 2P7. Our telephone number is (250) 765 6424. This location is used for our corporate office and R&D lab. Our lease at this location is until November 15, 2023 with an option to extend an additional five years. Base rent is CDN$12.56 per square foot until November 14, 2019, CDN$12.86 per square foot until November 14, 2021 and CDN$13.21 per square foot until November 14, 2023 plus common area maintenance and taxes. We also have storage space at 2226 W Northern Ave STE C140 Phoenix Arizona 85021 at the rate of $17.75 per square foot renewing annually on July 13 at the same rate.

Significant Acquisitions and Dispositions

In Fiscal 2019 we leased a new head-office location in Kelowna, Canada, that we purchased office equipment, furniture, computers, and communications systems for. We also constructed a Canadian federally licensed laboratory on-premises for our internal R&D purposes, for which a license has been received from Health Canada. Costs incurred for the laboratory are included in Capitalized Assets in the financial statements and notes.

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

Page 45 of 96

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)
Quarter Ended	High	Low
November 30, 2016	$0.35	$0.11
February 28, 2017	$0.699	$0.20
May 31, 2017	$0.625	$0.27
August 31, 2017	$0.43	$0.27
November 30, 2017	$1.01	$0.32
February 28, 2018	$2.54	$0.82
May 31, 2018	$1.65	$0.78
August 31, 2018	$2.43	$1.50
November 30, 2018	$2.20	$0.98
February 28, 2019	$1.70	$0.75
May 31, 2019	$1.34	$0.81
August 31, 2019	$1.00	$0.60
November 30, 2019	$0.76	$0.40
February 28, 2020	$0.56	$0.30
May 31, 2020	$0.45	$0.22
August 31, 2020	$0.52	$0.24
(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions

As of October 14, 2020, there were 78 holders of record of our common stock.As of such date, 90,044,312 shares of common stock were issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Page 46 of 96

Recent Sales of Unregistered Securities

Other than set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2020 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2020.

A summary of the activity is set out in the table below:

Type of Issuance	Number of Shares	Total Value $
Option exercise	220,000	30,030
Private placement (1)	10,689,956	2,859,914
Per agreements(2)	347,222	100,000
	11,257,178	2,989,944
(1) Total fees of $221,889 were paid for total net receipt of $2,638,025.
(2) The Company awarded the restricted common shares as required by consulting contracts.

Warrants

There were no warrants exercised during the year ended August 31, 2020.

Equity Compensation Plan Information

We have no long-term incentive plans other than the stock option plans described below updated for issuable options as at August 31, 2020:

2014 Stock Option Plan

On June 11, 2014, our shareholders approved and adopted our 2014 Stock Option Plan which permits our company to grant up to an aggregate of the remaining 1,887,500 options to acquire shares of our common stock, to directors, officers, employees and consultants of our company.

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

During the year end August 31, 2020, the company cancelled the 2007 and 2010 option plans. It is the Company’s intent to terminate the 2014 Plan upon the expiration of all options currently issued and outstanding under such plans. All future option issuances shall be made under the Equity Incentive Plan.

Page 47 of 96

Securities authorized for issuance under equity compensation plans
Plan Category	Number of securities to be based upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Equity compensation plans approved by shareholders
2014 Stock Option Plan approved by security holders	300,000	0.11	1,587,500
Equity Incentive Plan	4,848,000	0.39	2,990,713
Total	5,148,000		4,578,213

Convertible Securities

As of August 31, 2020, we had outstanding options to purchase 5,148,000 shares of our common stock with a weighted average exercise price of $0.37.

During the year ended August 31, 2020, the Company pursuant to existing stock option plans, granted stock options to directors, officers, employees and consultants that enable the option holders to purchase an aggregate of up to 4,848,000 common shares of the Company at a prices of: 300,000 at $0.55, 20,000 at $0.43, 550,000 at $0.47, 2,392,000 at $0.32, and 700,000 at $0.34 vesting immediately; 700,000 at $0.55 vesting at milestones; 40,000 at $0.43 and 146,000 vesting over two years, for a period of five years. The 3,962,000 options vested as at August 31, 2020, were valued at $1,139,270 and included in consulting expense and wages.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended August 31, 2020.

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

Page 48 of 96

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve-month period (beginning September 1, 2020), we intend to:

•	pursue a listing on a U.S. senior stock exchange or market;

•	pursue technology out-licensing opportunities for our patented DehydraTECH technology. This will be focused first primarily on the CBD-from-hemp and nicotine sectors, and will evolve as time allows for completed R&D in other sectors, to the NSAID, and will eventually include the anti viral drug sectors if and as our R&D supports such initiatives;

•	identify and secure sources of equity and/or debt financing for intellectual property pursuit and maintenance, R&D, and consumer product formulation and marketing and general corporate operations;

Our plans beyond fiscal 2021 are dependent upon our ability to obtain sufficient capital through equity capital or other finance choices and by revenues generation which we expect to improve slightly. During the previous year we did raise sufficient capital to fulfill all our plans. Without sufficient capital, our plans will change, and could change materially. We anticipate that we will incur up to the following operating expenses during this period:

Estimated Funding Required During the 12 Months beginning September 1, 2020
Expense	Amount ($)	Estimated Completion/Due Date
Research and Development (Products)	50,000	12 months
Research and Development (General)	600,000	12 months
Patent applications and trademark	300,000	12 months
Marketing and Sales	75,000	12 months
Consulting Fees (~50% in officers and directors contracts)	1,200,000	12 months
Wages and Salaries	525,000	12 months
Professional Fees	200,000	12 months
Rent	45,000	12 months
Other general administrative expenses (including travel, insurance, conferences, and fees)	300,000	12 months
Interest Expense	10,000	12 months
Total	3,305,000

12 Month Outlook for Current Product Line, Product Development & Design, Patents

As at August 31, 2020, we had a working capital surplus of $1,700,044 and cash on hand of $1,293,749.We therefore estimate that we will require approximately $2.0 million in cash to finance our planned expenditures for the 12 months beginning September 1, 2020.In the uncertain event that we are unable to raise sufficient funds to execute our current business plan, we will scale back our operations to prioritize immediate and necessary expenses, shifting portions of our plan into our longer term planning for fiscal 2022. We estimate our minimum necessary expenses for the year to be roughly $2.5 million in which case we would require approximately $1.2 million in additional financed cash to meet our minimum level of expenditures.These necessary expenses include professional fees, wages and general and administrative expenses necessary to satisfy our public reporting requirements.

Page 49 of 96

Our business strategy involves several elements and has evolved from recent years. We intend to prioritize our revenue generating efforts in 2021/22 on technology licensing in the nicotine and pharmaceutical sectors, with a secondary focus on expanding our R&D to support applications of DehydraTECH for drug and related active ingredient delivery.

Our patented technology was developed to aid absorption and bioavailability of certain “payload” molecules, including cannabinoids, nicotine, NSAIDs and lipophilic vitamins – all of which have received granted patents. DehydraTECH appears to improve absorption and bioavailability of cannabinoids and nicotine into human epi-intestinal cells. We developed a line of demonstration oral-delivered products utilized to show the efficacy of DehydraTECH for the purpose of manufacturers to be able to incorporate the technology into their product lines.

Although we have experimented with consumer product development in the past, those activities occupy a declining amount of our corporate time. We first began selling trial amounts of ViPova branded black tea fortified with hemp oil and utilizing our technology, in January 2015 and added additional flavours over time. We currently sell three flavors of ViPova tea but sales have been modest and we have not as yet been successful in initiating more widespread interest in this product line.

We also began offering our first coffee and hot chocolate also fortified with broad-spectrum hemp oil, and also under the ViPova brand. Together, tea, coffee and hot chocolate comprise all our product offerings under the ViPova brand, despite modest changes to flavors or packaging, etc. Offering a variety of self-made beverages consumers helped us to establish modest brand recognition of ViPova and greatly improved our knowledge of how to implement our technology into these types of consumer products. This in turn has aided in our understanding of some CPG manufacturing processes and has assisted in our ability to understand the needs of potential corporate licensees of our technology.

Generating meaningful revenue from product sales will be challenging and will rely in part on our ability to gain widespread retail distribution access, which to date we have failed to achieve. We have also investigated the possibility of generating sales from international markets, in those locations where hemp oil fortified foods are permissible by law but have not as yet offered products in other national markets.

ViPova branded products are owned by our wholly owned PoViva Corp subsidiary.

While the ViPova line is focused on a “coffee house” experience, we experimented with the Lexaria Energy line to focus on athletic performance and active lifestyle needs. The first Lexaria Energy product was believed to be unique or nearly so: a protein energy bar utilizing our technology and fortified with broad spectrum hemp oil. We first offered the Lexaria Energy Bar for sale in November 2015, but it was since discontinued due to the complexities in locating reliable manufacturing. TurboCBD and ChrgD+ products have also been publicly released demonstrating additional product formats that benefit from our patented DehydraTECH technology’s advantages in capsules and powdered form for ready to drink beverages respectively.

Lexaria Energy, TurboCBD and ChrgD+ branded products are owned 100% by Lexaria Bioscience Corp.

Our strategy was to encourage online sales via dedicated websites, and also to pursue traditional grocery store, convenience store, specialty stores, roadside store and wholesale distribution channels. To facilitate distribution, we have third-party fulfillment centers that process and ship orders. Despite our efforts we were unable to achieve significant commercial traction with consumer products and at this time it is uncertain if we will continue to pursue these markets.

Page 50 of 96

Through our product development we have communicated to the industry the versatility of our technology in specific CPG formats and we believe this strategy has been successful in assisting us in technology licensing discussions with potential new clients.

Meanwhile, our business strategy contains a second element that we believe will be more impactful to future corporate growth that involves the further development and out-licensing of our intellectual property. This out-licensing of our technology comprised the largest portion of our revenue in the fiscal year just finished.

We do not and are not planning to offer for sale any products containing THC in quantities higher than 0.3%. We also expect to discontinue all US-based business activities - including the licensing of our technology – to state-legal cannabis firms. However, we may retain the right to license our technology to companies offering THC products operating in international jurisdictions where doing so is legal. Our primary business focus is no longer related to cannabinoids, even though that sector is where our technology was originally developed.

We are now focused on other molecules such as nicotine that we have licensed to Altria Ventures Inc., an indirect wholly-owned subsidiary of Altria Group, Inc. Our October 31, 2017 announcement of the USPTO Notice of Allowance for our first patent granted and the subsequent 15 granted patents of our technology related to new molecule groups, along with our ongoing patent filing and grants, may enhance our ability to successfully pursue this initiative during fiscal 2021 and beyond.

We expect to devote an as yet unknown but increasing proportion of our resources and focus towards pharmaceutical applications and launched operations in this division during the 2021 fiscal year. Our past R&D in other sectors has contributed greatly to our understanding of DehydraTECH and has encouraged us to attempt to reach more meaningful commercial applications in the pharmaceutical sector than were available in cannabinoid sector.

We continue to communicate the benefits of DehydraTECH to potential licensing partners, i.e. with higher absorption levels a manufacturer could perhaps infuse smaller amounts of active molecules into a product, thus reducing their manufacturing input costs, to provide higher bioavailability with the dosing limits being imposed or contemplated in many jurisdictions, to infuse consumer products while masking the flavor and smell of the active molecules, and predictable delivery times. We believe these to be meaningful competitive advantages that may lead to the potential to generate licensing revenue, and will pursue these opportunities within the cannabinoids, nicotine and other bioactive molecular markets both within the USA and also internationally, in those locations where they are legal and regulated by government.

We do not and will not sell any THC products – after discontinuing THC-related licensing operations in the USA, we will only license technology to participants in valid jurisdictions outside of the USA. We currently have six revenue generating agreements with such licensees and additional letters of intent and negotiations with other potential licensees.

Likewise, we do not sell any nicotine products and do not intend to – however our joint venture partner or other companies active in the tobacco or nicotine sectors may elect to utilize our technology in products containing nicotine for sale to consumers in the USA or internationally.

Subject to budgetary availability, we also plan to conduct additional in vitro and in vivo studies testing the absorption of some or all of the molecules named within our patent applications – CBD, NSAIDs, Vitamins, PDE5 inhibitors, Nicotine and anti viral drugs – to substantiate the effectiveness of DehydraTECH. More than satisfying scientific curiosity, successful tests could lead to increased awareness and acceptance of DehydraTECH as a meaningful method by which to deliver some or all of the named molecules more effectively than their current delivery methods. Therefore, absorption tests could become an important element leading towards higher rates of acceptance of our technology licensing initiatives.

Page 51 of 96

We will pursue technology licensing opportunities as a method of generating highly profitable revenue streams over long periods of time. In addition, while nine of our US patents and eight of our Australian patents have been granted to date, we have multiple other applications filed in the US and around the world. It is not possible to forecast with certainty when, or if, our remaining patents pending will become granted patents. But if our remaining patent applications do become granted patents, our ability to generate meaningful license revenue from our intellectual property may increase in a short period of time.

We will continue to pursue our remaining patents pending as vigorously as we are able, since the successful granting of more of those applications could lead to material increases in shareholder value. We are pursuing patent protection in more than 40 countries around the world.

Results of Operations for our Year Ended August 31, 2020 and August 31, 2019

Our net loss and comprehensive loss for the year ended August 31, 2020, for the year ended August 31, 2019 and the changes between those periods for the respective items are summarized as follows:

	YEAR ENDED
	August 31	August 31
	2020	2019	Change
	$	$	$
Revenue	384,543	222,610	161,933
Consulting fees & employees	2,594,359	1,777,934	816,425
Legal and professional	371,844	670,863	(299,019)
Other general and administrative	1,403,575	1,909,333	(505,758)
Net Loss	(4,084,613)	(4,158,413)	73,800

Revenue

Licensing revenues represent the majority of the $384,543 in revenues during the year ended August 31, 2020 and include a significant increase in product revenues from the sale of our intermediary products. Licensing revenue increases were primarily based on licence renewals and expansions entered into recognising the IP Territory Licensing fee and they are expected to generate future ongoing IP Usage Licensing fees and increases in usage fees.

During the year ended August 31, 2020, our revenues were derived within the following categories: $232,909 (2019 $198,000) of licensing revenue and $151,634 (2019 $24,610) in product and other revenues. Licensing revenues generally deliver much higher gross profit margins than do product revenues.

General and Administrative

Our general and administrative expenses increased by $11,648 during the year ended August 31, 2020, which includes $1,408,103 of non-cash compensation. The increase in our general and administrative expenses was largely due to non-cash expenses related to valuation of grants for service and share based payments. Included in the total were significant reductions to Advertising, Legal fees, R&D and travel based on changes to our operations around COVID-19 and cost containment for a significant aggregate reduction of $851,625.

Interest Expense

Interest expense for the year ended August 31, 2020 was $Nil (2019 $Nil).

Page 52 of 96

Consulting fees

Our consulting fees increased during the year ended August 31, 2020 due to the involvement of additional consultants, contract updates and non-cash payments for services of $1,244,472. Our executives are typically hired and compensated as consultants and costs associated with those agreements comprise the majority of our consulting fees expense (Note 15) and thus a portion of our Consulting Expenses category includes certain fees that might otherwise be recognized under wages and salaries.

Professional Fees

Our professional fees decreased by $299,019 during fiscal 2020 primarily due to fewer patent and trademark filings, tax and contract work. We recognize certain legal fees, tax advice fees, and accounting services all as “Professional Fees.”

Working Capital	August 31	August 31
	2020	2019
	$	$
Current assets	1,925,961	1,818,829
Current liabilities	(225,917)	(184,507)
Net Working Capital	1,700,044	1,634,322

The Company’s working capital balance increase during the year ended August 31, 2020, was due to the exercises of outstanding options and two private placements that provided significant incoming funds. The Company maintained a positive and strong working capital position throughout the year.

Cash Flows	August 31	August 31
	2020	2019
	$	$
Cash flows (used in) provided by operating activities	(2,663,281)	(3,005,555)
Cash flows (used in) provided by investing activities	(26,843)	(769,165)
Cash flows (used in) provided by financing activities	2,698,726	3,332,683
Increase (decrease) in cash	8,602	(442,036)

Operating Activities

Net cash used in operating activities was $2,663,281 for the year ended August 31, 2020 compared with cash used in operating activities of $3,005,555 during the same period in 2019. This difference was largely due to the decreased costs pertaining to advertising and promotion, patent and trademark related filings, research and development, and travel.

Investing Activities

Net cash used in investing activities was $26,843 (2019 $769,165) for the year ended August 31, 2020 is due to the Company’s cost incurred related to its capitalized patent related applications. The reduction is primarily based on the inclusion of the new head office facility and equipment in fiscal 2019.

Page 53 of 96

Financing Activities

Cash provided from financing activities was $2,698,726 during the year ended August 31, 2020 compared to $3,332,683 during the same period in 2019.

Results of Operations for our Year Ended August 31, 2019 and August 31, 2018

Our net loss and comprehensive loss and the changes between those periods for the respective items are summarized as follows:

	YEAR ENDED	YEAR ENDED
	August 31	August 31
	2019	2018
	$	$	Change
Revenue	222,610	433,287	(210,677)
General and administrative	4,358,130	7,017,289	(2,659,159)
Consulting fees & Employees	1,777,934	5,332,398	(3,554,464)
Legal and professional	670,863	289,062	381,801
Net Loss	(4,158,413)	(6,609,186)	2,450,773

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

Two years ago the Company had one Licensee and as of August 31, 2019, we have nine Licensees. The territory fees consist of IP licensing fees for the transfer of the Technology at the signing of definitive agreements for the DehydraTECH technology. The additional Licensing fees include payments due upon transfer of the technology and installment payments that are receivable within 12 months (Note 7). We are pleased that we have signed additional licenses and are looking toward revenues increasing during fiscal 2020 with the legalization of edible products in Canada expected during October 2019 and the potential for licensee product launches early in calendar 2020 in that country. Our additional and expanded licenses in the US are anticipated to generate ongoing usage fee revenues based on contracted minimums or based on licensee sales starting during our fiscal 2020.

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

Page 54 of 96

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

Consulting fees

Our consulting fees decreased by $3,887,663 primarily due to the non-cash payments for services included in fiscal 2018. Our executives are typically consultants and costs associated with those agreements comprise a significant portion of our consulting fees expense (Note 15).

Page 55 of 96

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

Liquidity and Financial Condition

Working Capital	August 31	August 31
	2019	2018
	$	$
Current assets	1,818,829	2,284,051
Current liabilities	(184,507)	(43,640)
Net Working Capital	1,634,322	2,240,411

The Company’s working capital balance decrease during the year was limited due to exercises of outstanding options and warrants and the private placement (Note 13) completed during the year. The Company maintained a positive and strong working capital position throughout the year.

Cash Flows	August 31	August 31
	2019	2018
	$	$
Cash flows (used in) provided by operating activities	(3,005,555)	(2,517,979)
Cash flows (used in) provided by investing activities	(769,165)	(155,399)
Cash flows (used in) provided by financing activities	3,332,683	1,867,224
Decrease in cash	(442,037)	(806,153)

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

Page 56 of 96

Going Concern

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a net loss attributable to its common shareholders of $3,933,996 for the year ended August 31, 2020 (2019 $4,099,420) and at August 31, 2020 had a deficit accumulated since its inception of $27,802,198 (2019 $23,868,202). The Company has a working capital balance of $1,700,044 as at August 31, 2020 (2019 $1,634,322). The Company requires additional funds to maintain its operations and developments beyond fiscal 2020. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments may adversely affect workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations at this time.

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

Page 57 of 96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Lexaria Bioscience Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lexaria Bioscience Corp. (the “Company”), as of August 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the years ended August 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Lexaria Bioscience Corp. as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended August 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

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

“DAVIDSON & COMPANY LLP”

Chartered Professional Accountants

Vancouver, Canada

October 14, 2020

Page 58 of 96

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
	August 31	August 31
	2020	2019
ASSETS
Current
Cash and cash equivalents	$1,293,749	$1,285,147
Marketable securities (Note 19)	19,321	64,214
Accounts receivable (Note 7)	313,925	273,145
Inventory (Note 8)	116,871	127,396
Prepaid expenses and deposit (Note 18)	182,095	68,927
Total Current Assets	1,925,961	1,818,829

Non-current assets, net
Lease right of use	126,920	-
Intellectual property (Note 9)	292,000	265,127
Property & equipment (Note 10)	483,357	591,263
Total Non-current Assets	902,277	856,390
TOTAL ASSETS	$2,828,238	$2,675,219

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 11)	$86,920	$136,411
Deferred revenue (Note 14)	44,255	-
Due to related party (Note 15)	58,704	48,096
Lease current (Note 17)	36,038	-
Total Current Liabilities	225,917	184,507

Long Term
Lease long term(Note 17)	89,393	-
Loan payable	30,670	-
Total Long Term Liabilities	120,063	-
TOTAL LIABILITIES	345,980	184,507

STOCKHOLDERS' EQUITY
Share capital (Note 12)
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:90,044,312 common shares at August 31, 2020 and 78,787,134 common shares at August 31, 2019	90,044	78,787
Additional paid-in capital (Note 12, 13)	30,237,355	26,172,453
Deficit	(27,802,198)	(23,868,202)
Equity attributable to shareholders of the Company	2,525,201	2,383,038
Non-Controlling Interest	(42,943)	107,674
Total Stockholders' Equity	2,482,258	2,490,712
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,828,238	$2,675,219

The accompanying notes are an integral party of these consolidated financial statements.

Page 59 of 96

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars, except number of shares)

	YEAR ENDED
	August 31	August 31
	2020	2019
Revenue (Note 14)	$384,543	$222,610
Cost of goods sold	99,378	22,893
Gross profit	285,165	199,717

Expenses
Accounting and audit	78,650	77,388
Depreciation and amortization (Note 9, 10)	112,750	60,550
Advertising and promotions	204,277	515,360
Bad debt	50,000	75,000
Consulting (Notes 13, 15, 17)	2,193,076	1,444,735
Investor relations	184,277	203,893
Legal and professional	371,844	670,863
Office and miscellaneous	292,880	297,209
Research and development	387,074	555,730
Travel	47,336	100,587
Wages & salaries	401,283	333,199
Loss on disposal of marketable securities	18,198	-
Unrealized loss on marketable securities (Note 19)	19,893	16,434
Inventory writeoff (Note 8)	8,240	7,182
	4,369,778	4,358,130

Net (loss) and comprehensive loss for the year	$(4,084,613)	$(4,158,413)
Net (loss) and comprehensive loss attributable to:
Common shareholders	$(3,933,996)	$(4,099,420)
Non-controlling interest	$(150,617)	$(58,993)

Basic and diluted (loss) per share	$(0.05)	$(0.05)

Weighted average number of common shares outstanding
- Basic and diluted	83,201,271	77,792,263

The accompanying notes are an integral party of these consolidated financial statements.

Page 60 of 96

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	YEAR ENDED
	August 31	August 31
	2020	2019
Cash flows used in operating activities
Net loss and comprehensive loss	$(4,084,613)	$(4,158,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,139,270	626,692
Depreciation and amortization (Note 8, 9, 10)	112,750	60,550
Inventory write-off (Note 8)	8,240	7,182
Bad debt expense	50,000	75,000
Noncash right of use lease expense	(34,831)	-
Realized loss on disposal of marketable securities (Note 19)	18,198	-
Unrealized loss on marketable securities (Note 19)	19,893	16,434
Common shares issued for services	100,000	234,500
Warrants issued for services	168,833	52,817
Change in working capital
Accounts receivable	(90,780)	(138,644)
Inventory	4,213	(47,345)
Prepaid expenses and deposits	(113,168)	124,805
Accounts payable and accrued liabilities	(49,491)	100,626
Due to related parties	10,608	40,241
Operating lease liability	33,342	-
Deferred revenue	44,255	-
Net cash used in operating activities	$(2,663,281)	$(3,005,555)

Cash flows used in investing activities
Sale of marketable securities (Note 20)	6,802	-
Intellectual Property	(33,645)	(122,982)
Property & equipment	-	(646,183)
Net cash used in investing activities	$(26,843)	$(769,165)

Cash flows from financing activities
Investment from NCI	-	1,000,000
Long term loan	30,670	-
Proceeds from issuance of equity	2,668,056	2,332,683
Net cash from financing activities	$2,698,726	$3,332,683

Decrease in cash and cash equivalents	8,602	(442,037)
Cash and cash equivalents, beginning of year	1,285,147	1,727,184
Cash and cash equivalents, end of year	$1,293,749	$1,285,147

Supplemental information of cash flows:
Income taxes paid in cash	$(12,978)	$13,919
Reclassification of NCI to additional paid in capital on acquisition	$-	$833,333

The accompanying notes are an integral party of these consolidated financial statements.

Page 61 of 96

LEXARIA BIOSCIENCE CORP. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Expressed in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT $	ADDITIONAL PAID-IN CAPITAL $	DEFICIT $	NCI $	AOCI $	TOTAL STOCKHOLDERS’ EQUITY $
Balance August 31, 2018	75,533,471	75,533	22,095,682	(19,768,782)	-	(14,247)	2,388,186
Shares issued for services	250,000	250	234,250	-	-	-	234,500
Stock based compensation	-	-	626,692	-	-	-	626,692
Warrants issued for services	-	-	52,817	-	-	-	52,817
Exercise of stock options	430,000	430	65,820	-	-	-	66,250
Exercise of warrants	1,626,513	1,627	794,496	-	-	-	796,123
Private Placement	947,150	947	1,469,363	-	-	-	1,470,310
Net loss	-	-	-	(4,099,420)	-	-	(4,099,420)
Non-controlling interest	-	-	-	-	(58,993)	-	(58,993)
Other comprehensive income	-	-	-	-	-	14,247	14,247
Subsidiary Investment	-	-	833,333	-	166,667	-	1,000,000
Balance August 31, 2019	78,787,134	78,787	26,172,453	(23,868,202)	107,674	-	2,490,712
Shares issued for services	347,222	347	99,653	-	-	-	100,000
Stock based compensation	-	-	1,139,270	-	-	-	1,139,270
Warrants issued for services	-	-	168,833	-	-	-	168,833
Exercise of stock options	220,000	220	29,810	-	-	-	30,030
Private placement	10,689,956	10,690	2,627,336	-	-	-	2,638,026
Net loss	-	-	-	(3,933,996)	-	-	(3,933,996)
Non-controlling interest	-	-	-	-	(150,617)	-	(150,617)
Balance August 31, 2020	90,044,312	90,044	30,237,355	(27,802,198)	(42,943)	-	2,482,258

The accompanying notes are an integral part of these consolidated financial statements.

Page 62 of 96

LEXARIA BIOSCIENCE CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2020 (Expressed in U.S. Dollars)

1.	Organization, Business and Going Concern

Lexaria Bioscience Corp. (“Lexaria”, or the “Company”) was formed on December 9, 2004 under the laws of the State of Nevada. In March of 2014, the Company began its entry into the bioscience and alternative health and wellness business. In May 2016, the Company commenced out-licensing its patented DehydraTECH™ technology (“DehydraTECH”) for improved delivery of bioactive compounds that promotes healthy ingestion methods, lower overall dosing and higher effectiveness in active molecule delivery. The Company has its office in Kelowna, BC, Canada.

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

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments may adversely affect workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations at this time.

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

Our operations may require licenses and permits from various governmental authorities. We believe that we will be able to obtain all necessary licenses and permits under applicable laws and regulations for our operations and believe we will be able to comply in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits and failing to obtain or retain required licenses could have a materially adverse effect on the Company.

Page 63 of 96

Lexaria and its subsidiaries are not involved directly or indirectly in the cultivation, processing, distribution, or utilization of cannabis or cannabis derived components. Lexaria does have an ancillary involvement risk via out-licensing of its patented technology to licensees that choose to utilize DehydraTECH to manufacture products that contain locally or state approved but federally regulated and controlled contents. There can be no guarantee that changes in the regulatory framework and environment will not occur and such changes could have a materially adverse effect on the Company.

Lexaria and its subsidiaries are not involved directly or indirectly in the production or sale of any products containing nicotine. Products containing nicotine have historically been involved in litigation in the USA. Lexaria’s corporate licensee may introduce products containing nicotine that utilize DehydraTECH to the US consumer market, which could therefore introduce third-party risks to Lexaria.

Lexaria and its subsidiaries are not involved directly or indirectly in the production or sale of any pharmaceutical or anti-viral products. Licensees may enhance their product’s delivery using our Technology, which could therefore introduce third-party risks to Lexaria.

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

Licensing Revenue from Intellectual Property

We recognize revenue for license fees at a point in time following the transfer of our intellectual property, namely our patented lipid nutrient infusion technology DehydraTECH for infusing Active Pharmaceutical Ingredients (“API”), to the licensee, which typically occurs on delivery of documentation.

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

Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. Inventory costs and costs of sales include direct costs of the raw material, inbound freight charges, warehousing costs, handling costs (receiving and purchasing), utilities and overhead expenses.

Page 64 of 96

d) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of August 31, 2020, and August 31, 2019, the Company held cash only.

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

Stock-based payments issued to non-employees are recorded at their fair values and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and ASC Topic 505, Equity. For equity instruments granted the Company recognizes stock-based compensation expense on vesting.

h) Loss Per Share

The Company applies the guidance in ASC 260 Earnings Per Share. Loss per share is computed using the weighted average number of shares outstanding during the year. Diluted loss per share is equivalent to basic loss per share because the potential exercise of the equity-based financial instruments was anti-dilutive.

Page 65 of 96

i) Foreign Currency Translation

The Company’s operations are located in the United States of America and Canada, and it has offices in Canada. The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense that was acquired or incurred in a foreign currency is translated into U.S. dollars by using the exchange rate in effect at that date. At the year end, monetary assets and liabilities are translated at the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in profit or loss.

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

The Company’s financial instruments consist primarily of cash, marketable securities, accounts receivable, accounts payable and accrued liabilities, and due to related parties. The carrying amounts of cash, accounts and other receivable, accounts payable and accrued liabilities, and due to related parties approximate their fair values due to their short maturities or quoted market prices.

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

Page 66 of 96

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

n) Credit Risk and Receivable Concentration

The Company places its cash with a high credit quality financial institution. As of August 31, 2020, the Company had approximately $1,293,749 in the bank (August 31, 2019: $1,285,147).

As at August 31, 2020 we had $143,500 (2019 – $106,000) in IP Territory license fees receivable (Note 7) consisting of amounts due from three licensees (2019 – three). These receivable amounts are based on contractual terms for payments that are payable within twelve months of signing the definitive agreements or routine IP usage fees. To date these licensees have performed all of their required obligations. The Company incurred $50,000 in bad debt in fiscal 2020 (2019 – $75,000).

As at August 31, 2020, the Company had $87,933 (2019 - $161,418) in sales tax receivable (Note 7). The Company considers its credit risk to be low for such receivables.

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

Page 67 of 96

p) Research and Development

Research and development costs are expensed as incurred.

q) Leases

On September 1, 2019, we adopted ASC Topic 842, Leases (“ASC 842”) using the optional transition method and applied the standard only to leases that existed at that date. Under the optional transition method, we do not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before September 1, 2019, in accordance with ASC Topic 840. We have elected the package of practical expedients allowed under ASC Topic 842, which permits us to account for our existing operating leases as operating leases under the new guidance, without reassessing our prior conclusions about lease identification, lease classification and initial direct cost. As a result of the adoption of the new lease accounting guidance, we recognized on September 1, 2019, operating lease right-of-use assets of $160,289 and operating lease liabilities of $158,773.

We determined the initial classification and measurement of our right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that we are reasonably certain to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.

Rent expense for operating leases is recognized on a straight-line basis, unless the right-of-use asset has been impaired, over the reasonably certain lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations and comprehensive loss.

For operating leases that reflect impairment, we will recognize the amortization of the right-of-use asset on a straight-lined basis over the remaining lease term with rent expense still included in operating expenses in the consolidated statements of operations and comprehensive loss.

For all leases, rent payments that are based on a fixed index or rate at the lease commencement date are included in the measurement of lease assets and lease liabilities at the lease commencement date.

We have elected the practical expedient to not separate lease and non-lease components. Our non-lease components are primarily related to property taxes and maintenance, which vary based on future outcomes, and thus differences to original estimates are recognized in rent expense when incurred.

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

Page 68 of 96

5.	Estimates and Judgments

The preparation of financial statements in conformity with U.S GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting year. Some of the Company’s accounting policies require us to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates used by the Company are reasonably likely to occur from time to time, which may have a material effect on the presentation of financial condition and results of operations.

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

b) Value of Stock Options and Warrants

The Company provides compensation benefits to its employees, directors, officers, and consultants, through a stock option plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility assumptions used in the model are based on the historical volatility of the Company’s share price. The Company uses historical data to estimate the period of option exercises for use in the valuation model. The risk-free interest rate for the expected term of the option is based on the yields of government bonds. Changes in these assumptions, especially the share price volatility and the expected life determination could have a material impact on the Company’s profit and loss for the years presented. All estimates used in the model are based on historical data which may not be representative of future results.

Page 69 of 96

6.	Recent Accounting Guidance

In February 2016 FASB issued ASU No. 201602, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and the lessors. The new standard requires the lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In November 2019 FASB issued ASU No 201910 revised the effective date based on updated criteria with the effective date for fiscal years beginning after December 15, 2020. In June 2020 FASB issued ASU No 202005 further delaying the effective date for fiscal years beginning after December 15, 2021 due to the COVID-19 pandemic. The Company has adopted this standard as of August 31, 2020 (Note 17).

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

Page 70 of 96

7.	Accounts and Other Receivables

	August 31	August 31
	2020	2019
	$	$
Trade and deposits receivable	82,492	5,727
Territory license fee receivable	143,500	106,000
Sales tax receivable	87,933	161,418
	313,925	273,145

8.	Inventory

	August 31	August 31
	2020	2019
	$	$
Raw materials	51,404	45,068
Work in progress	15,705	-
Finished goods	49,762	82,328
	116,871	127,396

During the year ended August 31, 2020, the Company wrote down $8,240 (2019 - $7,182) of inventory to reflect its net realisable value.

9.	Intellectual Property

The following is a list of US capitalized patents held by the Company

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020

Page 71 of 96

The Company also holds non-capitalized patents outside the US. A continuity schedule for patents is presented below:

	August 31	August 31
	2020	2019
	$	$
Balance – Beginning	265,127	146,538
Addition	33,645	122,982
Amortization*	(6,772)	(4,393)
Balance – Ending	292,000	265,127
*The patents are amortized over their legal life of 20 years.

10.	Property & Equipment

Year Ended August 31, 2020	Cost	Amortization	Accumulated Amortization	Net Balance August 31, 2020
	$	$	$	$
Leasehold improvements	259,981	(53,268)	(86,610)	173,371
Computers	63,964	(19,681)	(31,869)	32,095
Furniture fixtures equipment	34,220	(7,036)	(13,097)	21,123
Lab equipment	291,235	(27,921)	(34,467)	256,768
	649,400	(107,906)	(166,043)	483,357

Year Ended August 31, 2019	Cost	Amortization	Accumulated Amortization	Net Balance August 31, 2019
	$	$	$	$
Leasehold improvements	259,981	(33,342)	(33,342)	226,639
Computers	63,964	(12,187)	(12,187)	51,777
Furniture fixtures equipment	34,220	(4,205)	(6,062)	28,158
Lab equipment	291,235	(6,546)	(6,546)	284,689
	649,400	(56,281)	(58,137)	591,263

During the period $1,928 of amortization was included in the cost of inventory.

Page 72 of 96

11.	Accounts Payable and Accrued Liabilities

	August 31	August 31
	2020	2019
	$	$
Accounts Payable
Trades payable	45,080	31,463
Sales tax payable	-	63,616
Accrued Liabilities
Corporate tax payable	3,834	-
Trades payable	38,006	41,332
Total	86,920	136,411

12.	Common Shares and Warrants

Fiscal 2020 Activity

During the year ended August 31, 2020, the Company closed, pursuant to two tranches, a non-brokered private placement for an aggregate total of 1,823,745 units priced at $0.45 each. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to acquire one common share of the Company for a period of two years at a price of $0.80 per Share until the first anniversary of issuance, and thereafter at a price of $1.20 until the second anniversary of issuance. The Company paid $3,938 and issued 8,750 broker warrants. The broker warrants have a term of 24 months and are each exercisable into one common share of the Company at a price of $0.80 per share until the first anniversary of issuance, and thereafter at a price of $1.20 until the second anniversary of issuance. The fair value of these broker warrants was determined to be $1,850, which were recorded as a share issuance cost within additional paid in capital for a net effect of $Nil.

The Company also issued an aggregate of 8,866,211 units at $0.23, issued in two tranches for gross proceeds of $2,039,229. Each unit consists of one common share and one full warrant. The warrants are exercisable on issuance at an exercise price of $0.35 with 8,028,254 expiring May 6, 2025 and 837,957 on May 11, 2025. Pursuant to the agent agreement $151,623 and 649,123 broker warrants with an exercise price of $0.35 expiring May 6, 2025, were paid. The broker warrants were valued at $128,329 and were recorded as a share issue cost within additional paid in capital for a net effect of $Nil. A total of $65,600 in legal fees were also paid.

The company granted a total of 500,000 warrants pursuant to an agreement with a consultant valued at $98,081 that were recorded as an expense within consulting.

The Company recognized $168,833 in consulting expense for warrants granted to consultants as per vesting requirements.

Page 73 of 96

A summary of share issuance relating to exercises and private placements is presented below:

Type of Issuance	Number of Shares	Total Value $
Option exercise	220,000	30,030
Private placement (1)	10,689,956	2,859,914
Per agreements(2)	347,222	100,000
	11,257,178	2,989,944
(1) Total fees of $221,889 were paid for total net receipt of $2,638,025.
(2) The Company awarded the restricted common shares as required by consulting contracts.

Fiscal 2019 Activity

During the year ended August 31, 2019 the Company closed a non-brokered private placement for 947,150 Units priced at $1.60 each. Each unit consists of one common share and one share purchase warrant. Each warrant shall entitle the holder to acquire one common share at a price of $2.25 per share for a period of 24 months. The Company also issued 28,175 broker warrants. The broker warrants have a term of 24 months and are each exercisable into one common share of the Company at a price of $2.25. The fair value of these broker warrants was determined to be $16,095, which were recorded as a share issue cost within additional paid in capital for a net effect of $Nil. The Company granted an additional 107,737 broker warrants with a value of $6,484 that were recorded as a share issue cost within additional paid in capital for a net effect of $Nil.

The Company granted a total of 100,000 warrants pursuant to an agreement with a vendor valued at $52,817 that were recorded as an expense within investor relation expense.

During the year ended August 31, 2019 the Company recognized $51,448 in consulting expense for warrants previously granted to a consultant upon vesting.

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
(1) Includes 384,212 broker warrants exercised for gross proceeds of $191,742
(2) The Company awarded the restricted common shares as required by consulting contracts.

Page 74 of 96

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance August 31, 2018	3,286,274	0.72
Cancelled/Expired	(17,498)	0.59
Exercised	(1,626,513)	0.49
Issued	1,183,062	1.99
Balance August 31, 2019	2,825,325	1.38
Cancelled/Expired	(750,000)	1.50
Issued	12,072,829	0.42
Balance August 31, 2020	14,148,154	0.56

The fair value of share purchase warrants granted as broker warrants, compensation units, and compensatory warrants, was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31 2020	August 31 2019
Expected volatility	91%-94%	1% – 117%
Risk-free interest rate	0.36%-2.87%	2.31% – 2.87%
Expected life	2 – 5 years	1 day – 2 years
Dividend yield	0%	0.00%
Estimated fair value per warrant	0.28 – 0.54	$Nil – $0.57

A summary of warrants outstanding as of August 31, 2020 is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
975,325	0.17 years	2.25
100,000	0.72 years	0.96
250,000	0.73 years	1.55
750,000	1.11 years	0.14
225,000	2.18 years	0.80
1,562,995	1.20 years	0.80
269,500	1.24 years	0.80
500,000	4.54 years	0.30
8,028,254	4.68 years	0.35
1,487,080	4.70 years	0.35
14,148,154	3.59 years	0.56

Page 75 of 96

13.	Stock Options

The Company has established its 2014 Stock Option Plan whereby the board of directors may, from time to time, grant up to 2,107,500 stock options to directors, officers, employees, and consultants, and the 2019 Equity Incentive Plan whereby the board of directors may, from time to time, grant up to 7,838,713 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised no later than five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

During the year ending August 31, 2020 the formerly established 2007 Equity Incentive Plan and the 2010 Stock Option Plan were cancelled. Outstanding options were cancelled and reissued under the 2019 Equity Incentive Plan.

Fiscal 2020 Activity

The Company granted stock options in the year ending August 31, 2020:

Quantity		Exercise Price $	Life (Years)
1,000,000		0.55	5
60,000		0.43	5
550,000		0.47	5
2,538,000		0.32	5
700,000	0.	0.34	5
4,848,000	(1)	0.39	5

(1) 3,962,000 have vested as at August 31, 2020, and 886,000 remain subject to vesting provisions.

Fiscal 2019 Activity The Company granted stock options in the year ending August 31, 2019:

Quantity	Exercise Price $	Life (Years)
390,000(1)	1.27	5
240,000(1)	1.06	5
30,000(1)	1.16	5
350,000	0.99	5
440,000(1)	0.99	5
48,000(1)	0.96	5
100,000	0.81	5
450,000(1)	0.81	5
2,048,000	1.00

(1) Options granted vest over a period of three years

Page 76 of 96

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $
Balance August 31, 2018	4,800,000	0.71
Expired/Cancelled	(1,415,000)	0.66
Exercised	(430,000)	0.15
Granted	2,048,000	1.00
Balance August 31, 2019	5,003,000	0.71
Expired/Cancelled	(4,483,000)	0.98
Exercised	(220,000)	0.14
Granted	4,848,000	0.39
Balance August 31, 2020 (Outstanding)	5,148,000	0.37	4.30	140,634
Balance August 31, 2020 (Exercisable)	4,262,000	0.34	4.29	136,853

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31 2020	August 31 2019
Expected volatility	95% – 96%	100% – 144%
Risk-free interest rate	0.35% – 1.66%	1.42% – 2.89%
Expected life	5 years	5 years
Dividend yield	0%	0%
Estimated fair value per option	$0.31-$0.54	$0.60 - $1.07

14.	Revenues

August 31 2020 $		August 31 2019 $
Product sales	150,993	24,282
Licensing revenue (Note 11)	232,909	198,000
Freight revenue	641	328
	384,543	222,610

The Company recognized $232,909 of licensing revenue (2019 $198,000) and $150,993 of product revenues (2019 $24,282). Licensing revenue was significantly concentrated on one licensee and $121,906 of product revenues related to sales of our intermediate product for use by five customers in their products.

The licensing fees consist of IP licensing fees for transfer of the DehydraTECH technology with the signing of definitive agreements and usage fees. The licensing fees include payments due upon transfer of the technology and installment payments that are receivable within 12 months (Note 7).

Page 77 of 96

As of August 31, 2020, we have $44,255 in deferred revenue from customers for production of intermediate products that are expected to be produced during our next fiscal quarter.

15.	Related Party Transactions

Management, consulting and accounting services	Cash $	%	Non-Cash(2) $	%	Aug 31 2020 Total $	Cash $	%	Non-Cash (2) $	%	Aug 31 2019 Total $
C.A.B Financial Services(1)	300,802	66	153,065	34	453,867	223,280	100	-	-	223,280
M&E Services Ltd.(1)	121,664	46	143,886	54	265,550	112,377	100	-	-	112,377
Docherty Management Limited(1)	242,521	47	275,614	53	518,135	195,740	100	-	-	195,740
Company controlled by a director	-	-	-	-	-	14,932	12	112,718	88	127,650
Directors	67,146	43	88,544	57	155,690	16,138	9	172,330	91	188,468
	732,133		661,109		1,393,242	562,467		285,048		847,515

(1) C.A.B. Financial Services is owned by the CEO of the Company, M&E Services Ltd. is owned by the CFO of the Company, and Docherty Management Limited is owned by the President of the Company.

(2) Stock Based Compensation (SBC) and Share Awards are included in the total value of the grants and awards included in expenses. In the year ended August 31, 2020 the Company granted $572,565 of option awards to officers and $88,544 awards to Directors included in Consulting expense replacing cancelled options (Note 13).

Due to related parties:

As at August 31, 2020, $58,704 (August 31, 2019 - $48,096) was payable to related parties included in due to related parties.

The related party transactions are recorded at the exchange amount established and agreed to between the related parties.

16.	Segment Information

The Company’s operations involve the development and usage, including licensing, of DehydraTECH. Lexaria is centrally managed and its chief operating decision makers, being the President and the CEO, use the consolidated and other financial information supplemented by revenue information by category of alternative health consumer products and technology licensing to make operational decisions and to assess the performance of the Company. The Company has identified two reportable segments: Intellectual Property Licensing and Consumer Products. Licensing revenues are significantly concentrated on three licensees.

	IP Licensing	Consumer Products	Corporate	Consolidated Total
	$	$	$	$
External revenue	232,909	151,634	-	384,543
Cost of goods sold	-	(99,378)	-	(99,378)
Operating expenses	(1,601,595)	(1,043,956)	(1,724,227)	(4,369,778)
Segment loss	(1,368,686)	(991,700)	(1,724,227)	(4,084,613)
Total assets	692,268	116,871	2,019,099	2,828,238

Page 78 of 96

Capital Asset by Region	Cost US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Year Ended August 31, 2020	$	$	$	$	$
Leasehold Improvements	-	-	259,981	173,371	173,371
Computers	-	-	63,964	32,095	32,095
Furniture Fixtures Equipment	3,094	-	31,126	21,123	21,123
Lab Equipment	98,050	85,264	193,185	171,505	256,769
	101,144	85,264	548,256	398,094	483,358

Capital Asset by Region	Cost US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Year Ended August 31, 2019	$	$	$	$	$
Leasehold Improvements	-	-	259,981	226,638	226,638
Computers	-	-	63,964	51,776	51,776
Furniture Fixtures Equipment	3,094	619	31,126	27,540	28,159
Lab Equipment	98,050	85,420	193,185	199,269	284,689
	101,144	86,039	548,256	505,223	591,262

17.	Commitments, Significant Contracts and Contingencies

Management and Service Agreements As at August 31, 2020, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services	CAD $29,706	January 1, 2022
Docherty Management Ltd.	CAD $25,609	January 1, 2022
M&E Services Ltd.	CAD $13,997	June 1, 2021
Corporate Development	CAD $1,500	Month to Month
Office Management	CAD $10,800	August 15, 2022
Research & Development	CAD $3,854	Month to Month
Office operating lease(1)	CAD $4,823	November 15, 2023

Right of Use Assets - Operating Lease

(1)  Corporate office and R&D lab space leased in Kelowna, British Columbia, Canada until November 15, 2023 with an option to extend an additional five years. In addition to minimum lease payments, the lease requires us to pay property taxes and operating costs which are subject to annual adjustments.

Page 79 of 96

Right of use assets - operating leases:	$
September 1, 2019	160,289
Amortization	(33,369)
Total lease assets	126,920
Liabilities:
September 1, 2019	158,773
Lease payments	(43,764)
Interest accretion	10,423
Total lease liabilities	125,431

Operating lease cost as at August 31, 2020	$126,920
Operating cash flows for lease	$43,764
Remaining lease term	3.1 Years
Discount rate	7.25%

Pursuant to the terms of the Company’s lease agreements in effect at August 31, 2020, the following table summarizes the Company’s maturities of operating lease liabilities as of August 31, 2020:

2021	43,950
2022	44,599
2023	44,815
2024	7,469
Thereafter	-
Total lease payments	140,832
Less: imputed interest	(15,401)
Present value of operating lease liabilities	125,431
Less: current obligations under leases	(36,038)
Total	89,393

Page 80 of 96

18.	Prepaid Expenses

Prepaid expenses consist of the following as at August 31, 2020 and August 31, 2019:

	August 31	August 31
	2020	2019
	$	$
Advertising & conferences	21,878	39,143
Legal fees	47,498	-
Licence, filing fees, dues	8,541	-
Office & insurance	78,792	29,784
Research & development	25,386	-
	182,095	68,927

19.	Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2019
Common Stock	81,250	9,335	(12,124)
Total	81,250	9,335	(26,973)	63,612
August 31, 2020
Common Stock	56,250	9,997	(38,584)
Total	56,250	9,997	(46,926)	19,321

We realized an $18,198 loss and received $6,802 in net proceeds on the sale of marketable securities.

Unrealized losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Page 81 of 96

20.	Income Tax

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rates as at August 31, 2020 and 2019:

	August 31 2020 $	August 31 2019 $

Loss before taxes	(3,987,018)	(4,158,413)
Expected income tax recovery	(856,424)	(883,841)
Non-deductible items	200,573	8,544
Change in estimates	92,083	948
Effect of changes in foreign and long-term tax rates	-	-
Change in valuation allowance	566,087	892,013
Total income taxes	2,319	17,664

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets at August 31, 2020 and 2019 are comprised of the following:

	August 31 2020 $	August 31 2019 $
Non-capital losses	5,588,526	5,022,440
Marketable securities	2,300	2,300
Total unrecognized deferred tax assets	5,590,826	5,024,740

The Company has net operating loss carry-forwards of approximately $26,891,000 which may be carried forward to apply against future year income tax for U.S. tax purposes.

Year	Amount	Canada
2025	76,000	-
2026	508,000	-
2027	1,056,000	-
2028	720,000	-
2029	753,000	-
2030	552,000	-
2031	538,000	-
2032	252,000	-
2033	344,000	-
2034	3,257,000	-
2035	1,934,000	-
2036	1,150,000	-
2037	1,857,000	-
2038	-	-
2039	-	242,000
2040	-	309,000
Indefinite	13,343,000	-
	26,340,000	551,000
Total		26,891,000

21.	Subsequent Events

September 22, 2020, Lexaria announced that U.S. Patent No. 10,756,180 was granted that provides patent claims that protect the use of Lexaria's DehydraTECH technology together with cannabinoids, nicotine, nonsteroidal anti-inflammatory drugs, or vitamins in mix and serve beverage formats. The patent is entitled “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”.

Page 82 of 96

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

As of August 31, 2020, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer (also our Principal Executive and Financial Reporting and Accounting Officers), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President, Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2020, our internal control over financial reporting are effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the year ended August 31, 2020 our controls and controls processes during the period were updated and revised based on personnel changes to our Company. The fundamental control processes remained consistent with prior years. There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Page 83 of 96

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed	Date of Resignation
Christopher Bunka	Chairman, Chief Executive Officer, and Director	59	October 26, 2006 February 14, 2007	-
John Docherty	President and Director	50	April 15, 2015 April 29, 2016	-
Allan Spissinger	Chief Financial Officer	51	June 1, 2017	-
Nicholas Baxter	Director	67	July 8, 2011	-
Ted McKechnie	Director	73	September 16, 2015	-
Brian Quigley	Director	47	August 14, 2019	-

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

Page 84 of 96

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

Page 85 of 96

Mr. Ted McKechnie – Director

Mr. McKechnie is a well-recognized thought leader in the Canadian food industry. In the past, Mr. McKechnie was president of Maple Leaf Foods, an owner and senior executive at Humpty Dumpty and a senior leader at Pepsi Co. After a distinguished career as an executive and marketer specializing in food manufacturing, he now focuses on moving the Canadian food sector into the future. Besides being the chairman of Food Starter’s board, Mr. McKechnie is also the Chairman/CEO of The Davies Group and William Davies Consulting Inc. Mr. McKechnie is also a chairman of the board for Advanced Technology For Food Manufacturing, serves on the Board Of Governors for St Jeromes University and the Director of Lexaria Bioscience Corporation.

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

Family Relationships

There are no family relationships among any of our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1)	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2)	A conviction in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

Page 86 of 96

4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5)	Found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

6)	Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7)	The subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2020, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Page 87 of 96

Board and Committee Meetings

Our board of directors held four formal meetings and several informal meetings during the year ended August 31, 2020. All proceedings of the board of directors taken at a formal meeting. evidenced by way of minutes taken at such meeting. All other matters approved by the board of directors outside of any formal meeting were evidenced by resolutions consented to by all the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Currently our audit committee consists of Chris Bunka, Ted McKechnie and Nicholas Baxter. We currently do not have a nominating committee, or a committee performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its board of directors (audit committee) that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. The audit committee is governed by the audit committee charter, the most recent version having been adopted on May 1, 2019. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Compensation Committee

On July 2, 2020, the board of directors appointed a compensation committee comprised of the following initial members: Ted McKechnie, Nicholas Baxter and Brian Quigley, all being independent directors of the board. A compensation committee charter was adopted by the board to govern the compensation committee.

Page 88 of 96

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

a)	our principal executive officer;

b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2020 and August 31, 2019; and

c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2020 and August 31, 2019, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Bunka(1), Chairman, Chief Executive Officer & Director	2020(4) 2019	- -	- -	- -	153,065 -	- -	- -	300,802 223,280	453,867 223,280
John Docherty(2) President & Director	2020(4) 2019	- -	- -	- -	275,614 -	- -	- -	242,521 195,740	518,135 195,740
Allan Spissinger(3) Chief Financial Officer	2020(4) 2019	- -	- -	- -	143,886 -	- -	- -	121,664 112,377	265,550 112,377

(1)	Mr. Bunka was appointed as Chairman, President, Chief Executive Officer, and director on October 26, 2006, and was Chief Financial Officer of our company from April 29, 2016 to May 31 2017. He resigned as President on April 15, 2015. We pay Mr. Bunka a consulting fee through CAB Financial Services Ltd., where he is also the Chief Executive Officer.
(2)	Mr. Docherty became President on April 15, 2015 and a director on April 29, 2016. We pay Mr. Docherty a consulting fee through his wholly owned company Docherty Management Ltd.
(3)	Mr. Spissinger became Interim Chief Financial Officer on June 1, 2017 and Chief Financial Officer June 1, 2018. We pay Mr. Spissinger a consulting fee through his wholly owned company M&E Services Ltd.
(4)	The fair value of the stock options awarded was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 96%; risk-free interest rate of 0.35%; expected life of 5 years; and dividend yield of 0%.

Our Company is currently paying consulting fees to our Chief Executive Officer CAD$29,706 per month, our President CAD$25,609 per month and our Chief Financial Officer CAD$13,997 per month.

Consulting Agreements

The Company has negotiated a 3-year term renewal management contract with Chief Executive Officer Chris Bunka effective January 1, 2019. The annual compensation payable is CDN$350,000 per year.

The Company appointed Mr. John Docherty as President of Lexaria effective April 15, 2015. The Company had an agreement with Docherty Management Limited, solely owned by Mr. John Docherty with compensation of CAD$180,000 plus applicable taxes per year and has negotiated a 3-year term renewal management contract CAD$300,000 per year.

Page 89 of 96

The contracts for the services of the Chief Executive Officer and President of the Company also include the following performance incentives:

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

On June 1, 2018, the Company executed a thirty-six month contract with M&E Services Ltd., a wholly owned company by Mr. Allan Spissinger, as Chief Financial Officer with monthly compensation of CAD$12,000 plus applicable taxes, including an annual 8% increase plus applicable taxes. Mr. Spissinger is also entitled to an incentive of compensation equal to 1% of the consideration received by the Company from the sale of a subsidiary, excluding certain circumstances.

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Grants of Plan-Based Awards Table

During the fiscal year ended August 31, 2020, Lexaria issued the following plan based awards to our named executive officers:

Compensation Securities
Name and position	Type of compensation security	Number of compensation securities, number of underlying securities, and percentage of class	Date of issue or grant	Issue, conversion or exercise price ($)	Closing price of security or underlying security on date of grant ($)	Closing price of security or underlying security at year end ($)	Expiry date
Chris Bunka CEO	Stock Options	700,000	04/23/2020	0.34			04/23/2025
John Docherty President	Stock Options	550,000 400,000	02/07/2020 04/23/2020	0.47 0.32			02/07/2025 04/23/2025
Allan Spissinger CFO	Stock options	650,000	04/23/2020	0.32			04/23/2025

Page 90 of 96

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Bunka	700,000	-	-	$0.34	2025/04/23	-	-	-	-
John Docherty	300,000 550,000 400,000	- - -	- - -	$0.11 $0.47 $0.32	2021/04/15 2025/02/07 2025/04/23	- - -	- - -	- - -	- - -
Allan Spissinger	650,000	-	-	$0.32	2025/4/23	- - -	- - -	- - -	- - -

Option Exercises

During our fiscal year ended August 31, 2020, no named executive officer exercised any options.

Compensation of Directors

As of January 2019, we implemented agreements for compensating our directors for their services in their capacity as directors for CAD$30,000 per year paid quarterly in advance. As of August 31, 2020, three of our Directors are accepting compensation for their services.

During the year ended August 31, 2020, an aggregate of 400,000 stock options were granted to three of our directors with an exercise price of $0.32 expiring valued at $88,544 and included in consulting expense replacing cancelled options.

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

Page 91 of 96

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

Compensation Committee Interlocks and Insider Participation

During the majority of the fiscal year ended August 31, 2020, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive and director compensation updates with the entire board acting as the compensation committee. Updated compensation is as disclosed in this Form 10-K. On July 2, 2020 the board of directors established a compensation committee comprised of the following independent directors: Ted McKechnie, Nicholas Baxter and Brian Quigley.

Compensation Committee Report

As the compensation committee was recently formed, it did not, during the fiscal year ended August 31, 2020, hold any meetings and therefore it has not prepared a compensation committee report. The Compensation Committee Charter as adopted by the board of directors to govern the compensation committee is available at its website.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Christopher Bunka; Kelowna BC Canada	14,308,148	(1)	15.89%
Nicholas Baxter; Aberdeenshire, UK*	480,000	(2)	0.53%
John Docherty; Toronto, Ontario	2,872,250	(3)	3.19%
Ted McKechnie; Toronto, Ontario*	545,738	(4)	0.61%
Allan Spissinger; Langley, BC*	769,166	(5)	0.85%
Brian Quigley; Richmond, VA*	100,000	(6)	0.11%
Directors and Executive Officers as a Group (6 persons)	19,075,302		21.18%

*Less than 1%

(1) Includes 6,281,844 shares held in the name of C.A.B. Financial Services and 7,126,304 shares held directly by Chris Bunka, chairman, chief executive officer and a director of our Company. Includes 700,000 options which are exercisable at $0.34 and 200,000 warrants exercisable at $0.35.

(2) Includes 150,000 options exercisable at $0.32. Nicholas Baxter is a director of our Company.

(3) Includes 550,000 options which are exercisable at $0.47, 300,000 options which are exercisable at $0.11, and 400,000 options exercisable at $0.32. John Docherty is the President and a Director of our Company

(4) Includes 150,000 options exercisable at $0.32. Ted McKechnie is a Director of our Company.

(5) Includes 650,000 options exercisable at $0.32. Allan Spissinger is chief financial officer of our Company.

(6) Includes 100,000 options exercisable at $0.32. Brian Quigley is a Director of our Company.

(7) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 14, 2020. As of October 14, 2020, there were 90,044,312 shares of our common stock issued and outstanding.

Page 92 of 96

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the yearend for the last three completed fiscal years.

Director Independence

We currently act with five directors, consisting of Christopher Bunka, John Docherty, Nicholas Baxter, Brian Quigley and Ted McKechnie. We have determined that Nicholas Baxter, Ted McKechnie and Brian Quigley are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our Chris Bunka, Ted McKechnie, and Nicholas Baxter.

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

We recently appointed a compensation committee consisting of our independent directors: Ted McKechnie, Brian Quigley and Nicholas Baxter. The compensation committee was established on July 2, 2020 and did not hold any meetings during fiscal 2020. The Compensation Committee Charter as adopted by the board of directors to govern the compensation committee is available at its website.

We have not established a formal nominating committee to date. Currently the board of directors review the business plans of the Company and determine if increasing the board would be beneficial to such plans. If additions to the board are considered to be beneficial, the executive officers will seek counsel from the board and from outside consultants as to potential candidates. The executive officers will then conduct initial interviews of such potential candidates and advise the board of their findings. If it is determined to proceed with additional board appointments, the current board will then interview the potential candidate and then determine whether to proceed with such appointment.

Page 93 of 96

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2020 and for fiscal year ended August 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2020	August 31, 2019
Audit Fees	59,488	61,787
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	59,488	61,787

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are provided by the Company’s principal accountants for the fiscal years ended August 31, 2020 and August 31, 2019 in connection with statutory and regulatory filings or engagements.

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

Page 94 of 96

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Plan of Conversion (included as Schedule “A” to the proxy statement/prospectus)
(3)	Articles of Incorporation and Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
3.3	Amended and Restated Bylaws (Filed on Form S-1 June 3, 2020 Exh 3.4)
3.4	Amendment to Articles of Incorporation – Share Consolidation (Filed on Form 8-K May 29th, 2009 Exh 3.1)
3.5	Amendment to Articles of Incorporation – Share Expansion (Filed on Form 8-K March 10th, 2010)
3.6	Amendment to Articles of Incorporation –Share Forward Split (Filed on Form 8-K December 16th, 2015 Exh 3-1)
Amendment to Articles of Incorporation – Name Change (Filed on Form 8-K May 11th, 2016 Exh 99.1)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	2014 Stock Option Plan
4.2	Equity Incentive Plan
4.3	Specimen ordinary share certificate
(5)	Opinion regarding Legality
5.1	Opinion of Sichenzia Ross Ference LLP regarding the legality of the securities being registered
(10)	Material Contracts
10.1	Investor Relations Agreement with IRTH Communications LLC (incorporated by reference as exhibit EX-99.1 of our Current Report on Form 8-k file July 1, 2020)
10.2	424B3 Notice Of Annual And Special Meeting Proxy Statement/Prospectus Summary
(21)	Subsidiaries
21.1	Lexaria Canpharm ULC, a British Columbia Canada corporation
21.2	PoViva Corp, a Nevada corporation
21.3	Lexaria Hemp Corp., a Delaware corporation
21.4	Lexaria Nicotine LLC, a Delaware corporation
21.5	Lexaria Canpharm Holding Corp., a Nevada corporation
21.6	Lexaria Pharma Corp., a Delaware corporation
(23)	Consents of Experts and Counsel
23.1	Consent of Davidson & Company LLP, Chartered Professional Accounts (Included in Exh 23.1)
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2*	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Page 95 of 96

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By: /s/ Christopher Bunka

Christopher Bunka

Chief Executive Officer, Chairman and Director

(Principal Executive Officer)

Date: October 14, 2020

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka

Christopher Bunka

Chief Executive Officer, Chairman and Director

(Principal Executive Officer)

Date: October 14, 2020

By: /s/ John Docherty

John Docherty

President and Director

Date: October 14, 2020

By: /s/ Allan Spissinger

Allan Spissinger CPA, CA

Chief Financial Officer

(Principal Financial Officer)

Date: October 14, 2020

By: /s/Ted McKechnie

Ted McKechnie

Director

Date: October 14, 2020

By: /s/Nicholas Baxter

Nicholas Baxter

Director

Date: October 14, 2020

By: /s/Brian Quigley

Brian Quigley

Director

Date: October 14, 2020

Page 96 of 96