Form 10-Q
period 2020-11-30
Lexaria Bioscience Corp.
filed 2021-01-14
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number

LEXARIA BIOSCIENCE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#100 – 740 McCurdy Road, Kelowna BC Canada	V1X 2P7
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: 250-765-6424

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001	LEXX	NASDAQ
Warrants	LEXXW	NASDAQ

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

5,104,332 common shares as of January 14, 2021

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 31

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED BALANCE SHEET

(Expressed in U.S. Dollars)

	November 30	August 31
	2020	2020
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$525,341	$1,293,749
Marketable securities (Note 20)	43,731	19,321
Accounts receivable (Note 7)	427,330	208,925
Inventory (Note 8)	125,963	116,871
Prepaid expenses and deposit (Note 18)	136,016	182,095
Current assets from discontinued operations (Note 21)	49,333	105,250
Total Current Assets	1,307,714	1,926,211

Non-current assets, net
Lease right of use	118,193	126,920
Intellectual Property (Note 9)	296,058	292,000
Property & equipment (Note 10)	452,355	483,357
Total Non-current Assets	866,606	902,277
TOTAL ASSETS	$2,174,320	$2,828,488

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 11)	$83,095	$86,920
Deferred revenue	35,500	44,255
Due to a related party (Note 15)	87,185	58,704
Lease current (Note 17)	36,695	36,038
Current liabilities from discontinued operations (Note 21)	-	250
Total Current Liabilities	242,475	226,167

Long Term
Lease long term (Note 17)	79,969	89,393
Loan payable (Note 19)	30,852	30,670
Total Long Term Liabilities	110,821	120,063
TOTAL LIABILITIES	353,296	346,230

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 3,001,476 common shares at November 30, 2020
and 3,001,476 common shares at August 31, 2020	3,001	3,001
Additional paid-in capital	30,373,285	30,324,398
Deficit	(28,498,226)	(27,802,198)
Equity attributable to shareholders of the Company	1,878,060	2,525,201
Non-Controlling Interest	(57,036)	(42,943)
Total Stockholders' Equity	1,821,024	2,482,258
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,174,320	$2,828,488

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 3 of 31

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED
	November 30	November 30
	2020	2019
	(Unaudited)	(Unaudited)
Revenue (Note 14)	$295,656	$10,332
Cost of goods sold	64,478	7,853
Gross profit	231,178	2,479

Expenses
Accounting and audit	15,628	19,036
Depreciation and amortization (Note 9, 10)	27,929	27,512
Advertising and promotions	27,906	45,861
Bad debt	12,000	-
Consulting (Notes 13, 15, 17)	256,014	483,796
Investor relations	33,964	17,515
Legal and professional	248,695	52,355
Office and miscellaneous	76,517	74,027
Research and development	192,261	107,463
Travel	532	21,853
Wages & salaries	75,498	87,593
Unrealized (gain) loss on marketable securities (Note 19)	(24,410)	41,574
Inventory writeoff (Note 8)	1,765	-
	944,299	978,585

Net loss from continuing operations	(713,121)	(976,106)

Discontinued operations
Income from discontinued operations (Note 21)	3,000	51,344

Net (loss) and comprehensive loss for the year	$(710,121)	$(924,762)
Net (loss) and comprehensive loss attributable to:
Common shareholders	$(696,028)	$(907,312)
Non-controlling interest	$(14,093)	$(17,450)

Basic and diluted (loss) per share
Continuing operations	$(0.24)	$(0.35)
Discontinued operations	0.00	0.02
	$(0.24)	$(0.33)

Weighted average number of common shares outstanding
- Basic and diluted	3,001,476	2,636,578

The accompanying notes are an integral part of these consolidated interim financial statements.

Page 4 of 31

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30	November 30
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows used in operating activities
Net loss and comprehensive loss	$(710,121)	$(924,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	48,887	162,414
Depreciation and amortization (Note 8, 9, 10)	27,929	27,512
Inventory write-off (Note 8)	1,765	-
Bad debt expense	12,000	-
Noncash right of use lease expense	8,727	-
Unrealized loss on marketable securities	(24,410)	41,574
Unrealized foreign exchange	182	-
Warrants issued for services	-	70,752
Change in working capital
Accounts receivable	(230,405)	155,010
Inventory	(6,067)	(6,160)
Prepaid expenses and deposits	46,079	(27,140)
Accounts payable and accrued liabilities	(3,825)	(43,382)
Due to related parties	28,481	(10,896)
Operating lease liability	(8,767)	-
Deferred revenue	(8,755)	-
Net cash used in operating activities	$(818,300)	$(555,079)

Cash flows used in investing activities
Intellectual property	(5,775)	(5,710)
Property & equipment	-	-
Net cash used in investing activities	$(5,775)	$(5,710)

Cash flows from financing activities
Proceeds from issuance of equity	-	706,704
Net cash from financing Activities	$-	$706,704

Net cash from discontinued operations	$55,667	$(97,742)

Net Change in cash and cash equivalents for the period	(768,408)	48,174
Cash and cash equivalents at beginning of period	1,293,749	1,285,147
Cash and cash equivalents at end of period	$525,341	$1,333,321

Supplemental information of cash flows:
Income taxes paid in cash	$3,540	$957
Subscription Receivable	$-	$110,025

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 5 of 31

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

			ADDITIONAL
	COMMON STOCK		PAID-IN			TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	STOCKHOLDERS'
		$	$	$	$	EQUITY
Balance August 31, 2019	2,626,236	2,626	26,248,614	(23,868,202)	107,674	2,490,712
Stock based compensation	-	-	162,414	-	-	162,414
Warrants issued for services	-	-	70,752	-	-	70,752
Private placement	60,792	61	815,959			816,020
Net loss	-	-	-	(907,313)	-	(907,313)
Non-controlling interest	-	-	-	-	(17,450)	(17,450)
Balance November 30, 2019	2,687,028	2,687	27,297,739	(24,775,515)	90,224	2,615,135
Stock based compensation	-	-	294,293	-	-	294,293
Exercise of stock options	3,667	4	10,996	-	-	11,000
Net loss	-	-	-	(950,344)	-	(950,344)
Non-controlling interest	-	-	-	-	(47,148)	(47,148)
Balance February 29, 2020	2,690,695	2,691	27,603,028	(25,725,859)	43,076	1,922,936
Stock based compensation	-	-	682,563	-	-	682,563
Warrants issued for services	-	-	98,081	-	-	98,081
Private placement	295,540	296	1,887,310	-	-	1,887,606
Net loss	-	-	-	(1,361,381)	-	(1,361,381)
Non-controlling interest	-	-	-	-	(29,272)	(29,272)
Balance May 31, 2020	2,986,235	2,986	30,270,983	(27,087,240)	13,804	3,200,533
Exercise of stock options	3,667	4	19,026	-	-	19,030
Shares issued for service	11,574	12	99,988	-	-	1,00,000
Private placement	-	-	(65,600)	-	-	(65,600)
Net loss	-	-	-	(714,958)	-	(714,958)
Non-controlling interest	-	-	-	-	(56,747)	(56,747)
Balance August 31, 2020	3,001,476	3,001	30,324,398	(27,802,198)	(42,943)	2,482,258
Stock based compensation	-	-	48,887	-	-	48,887
Warrants issued for services	-	-	-	-	-	-
Private placement	-	-	-	-	-	-
Net loss	-	-	-	(696,028)	-	(696,028)
Non-controlling interest	-	-	-	-	(14,093)	(14,093)
Balance November 30, 2020	3,001,476	3,001	30,373,285	(28,498,226)	(57,036)	1,821,024

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 6 of 31

LEXARIA BIOSCIENCE CORP. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS November 30, 2020 (Expressed in U.S. Dollars)

1.	Organization, Business and Going Concern

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements and notes thereto included in our annual report filed on Form 10-K for the year ended August 31, 2020.

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

During November of 2020, our Board of Directors ("Board") approved a plan to sell the businesses assets underlying our Canpharm THC related segment. As a result, the related financial results were reflected in our consolidated statement of income, retrospectively, as discontinued operations beginning in the first quarter of fiscal 2021. On November 18, 2020, we signed a definitive agreement to sell the assets. As at November 30, 2020, the transaction was pending final approval from the TSX Venture Exchange. As a result, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations. See "Note 21 - Discontinued Operations" for additional information.

Page 7 of 31

Subsequent to November 30, 2020, the Company approved a 1:30 reverse stock split with no fractional shares issued.  All share and per share information within these condensed interim consolidated financial statements have been retroactively restated to reflect the effects of the approved reversed stock split.

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

Lexaria and its subsidiaries are not involved directly or indirectly in the production or sale of any pharmaceutical or antiviral products. Licensees may enhance their product’s delivery using our Technology, which could therefore introduce third-party risks to Lexaria.

3.	Significant Accounting Policies

The significant accounting policies of the Company are consistent with those of our audited financial statements on Form 10-K for the year ended August 31, 2020.

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

Page 8 of 31

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

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the audited consolidated financial statements for the year ended August 31, 2020.

6.	Recent Accounting Guidance

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

7.	Accounts and Other Receivables

	November 30	August 31
	2020	2020
	$	$
Trade and deposits receivable	3,792	82,492
Intellectual Property Fees	325,304	38,250
Sales tax receivable	98,234	88,183
	427,330	208,925

Page 9 of 31

8.	Inventory

	November 30	August 31
	2020	2020
	$	$
Raw materials	53,676	51,404
Work in progress	11,557	15,705
Finished goods	60,730	49,762
	125,963	116,871

During the period ended November 30, 2020, the Company wrote down $1,765 (2020 - $8,240 full year) of inventory to reflect its net realisable value.

9.	Intellectual Property

The following is a list of US capitalized patents held by the Company

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020

The Company also holds non-capitalized patents outside the US. A continuity schedule for capitalized patents is presented below:

	November 30	August 31
	2020	2020
	$	$
Balance – beginning	292,000	265,127
Addition	5,775	33,645
Amortization*	(1,717)	(6,772)
Balance – ending	296,058	292,000

*The patents are amortized over their legal life of 20 years.

Page 10 of 31

10.	Property & Equipment

	Cost	Period Amortization	Disposal	Accumulated Amortization	Net Balance November 30, 2020
Quarter Ended November 30, 2020	$	$	$	$	$
Leasehold improvements	259,981	(13,509)	-	(100,120)	159,861
Computers	63,964	(4,920)	-	(36,789)	27,175
Furniture fixtures equipment	34,220	(1,604)	(3,094)	(11,608)	19,518
Lab equipment	291,235	(10,967)	-	(45,434)	245,801
	649,400	(31,001)	(3,094)	(193,951)	452,355

	Cost	Period Amortization	Accumulated Amortization	Net Balance August 31, 2020
Year Ended August 31, 2020	$	$	$	$
Leasehold improvements	259,981	(53,268)	(86,610)	173,371
Computers	63,964	(19,681)	(31,869)	32,095
Furniture fixtures equipment	34,220	(7,036)	(13,097)	21,123
Lab equipment	291,235	(27,921)	(34,467)	256,768
	649,400	(107,906)	(166,043)	483,357

During the three month period ended November 30, 2020, $4,790 of amortization was included in the cost of inventory.

11.	Accounts Payable and Accrued Liabilities

	November 30	August 31
	2020	2020
	$	$
Accounts Payable
Trades payable	12,659	45,080
Accrued Liabilities
Corporate tax payable	1,785	3,834
Trades payable	68,651	38,006
Balance – ending	83,095	86,920

12.	Common Shares and Warrants

During the quarter ended November 30, 2020 the Company did not issue any shares or warrants.

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance August 31, 2019	94,177	41.40
Cancelled/expired	(25,000)	44.90
Issued	402,431	12.74
Balance August 31, 2020	471,608	16.77
Cancelled/expired	(32,510)	67.50
Balance November 30, 2020	439,098	14.68

Page 11 of 31

A summary of warrants outstanding as of November 30, 2020 is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
3,333	0.47 years	28.80
8,333	0.48 years	46.50
25,000	0.86 years	4.20
291	0.95 years	36.00
7,500	1.93 years	24.00
51,808	3.96 years	36.00
8,983	4.00 years	36.00
16,666	4.29 years	9.00
267,616	4.43 years	10.50
49,568	4.45 years	10.50
439,098	4.01 years	14.68

13.	Stock Options

The Company has established the 2014 Stock Option Plan whereby the board of directors may, from time to time, grant up to 62,917 stock options to directors, officers, employees, and consultants; and the 2019 Equity Incentive Plan whereby the board of directors may, from time to time, grant up to 261,290 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised no later than five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

The Company did not grant options during the quarter ended November 30, 2020.

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $
Balance August 31, 2019	166,767	21.30
Cancelled/expired	(149,437)	29.51
Exercised	(7,333)	4.09
Granted	161,600	11.66
Balance August 31, 2020	171,596	11.17
Cancelled	(1,333)	12.90
Balance November 30, 2020 (Outstanding)	170,263	11.16	4.05	30,000
Balance November 30, 2020 (Exercisable)	146,231	10.51	4.05	30,000

Page 12 of 31

14.	Revenues

	November 30 2020 $	November 30 2019 $
Product sales	164,990	10,015
Licensing revenue	130,584	-
Freight revenue	82	317
Income from ongoing operations	295,656	10,332
Income from discontinued operations	3,000	51,750
	298,656	62,082

During the three months ended November 30, 2020, the Company recognized $3,138 of Intellectual Property Licensing fees and $127,446 of usage fees from ongoing operations and $3,000 of income from discontinued operations (November 2019 - $33,750 licensing and $18,000 usage fees all relating to discontinued operations). Revenues are significantly concentrated on one customer.

There was an increase in our intermediate product sales and licensing revenues in the current year compared to the prior year, which began in the second quarter of fiscal 2020, with increasing volume to customers. Intermediate products are typically a DehydraTECH enabled powder that companies can purchase to include in their products. Intermediate product sales and licensing revenue constituted the majority of our revenue. The licensing fees consist of intellectual property licensing fees for transfer of the Technology with the signing of definitive agreements for the DehydraTECH technology and usage fees.

15.	Related Party Transactions

			November 30			November 30
			2020			2019
	Contract	Non Cash	Total	Contract	Non Cash	Total
Management, consulting and director services	$	$	$	$	$	$
CAB Financial Services(1)	67,537	-	67,537	65,757	-	65,757
M&E Services Ltd.(1)	31,822	-	31,822	29,382	-	29,382
Docherty Management Limited(1)	52,579	-	52,579	56,730	-	56,730
Directors	17,076	-	17,076	16,717	-	16,717
	169,014	-	169,014	168,586	-	168,586

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

As at November 30, 2020, $87,185 (August 31, 2020 - $58,704) was payable to related parties and included in due to related parties.

Page 13 of 31

16.	Segment Information

The Company’s operations involve the development and usage, including licensing, of its proprietary DehydraTECH Technology. Lexaria is centrally managed and its chief operating decision makers, being the president and the CEO, use the consolidated and other financial information supplemented by revenue information by category of alternative health consumer products and technology licensing to make operational decisions and to assess the performance of the Company. The Company has identified two reportable segments: Intellectual Property and Products. Licensing revenues are significantly concentrated on one licensee.

	IP Licensing $	Products $	Corporate $	Consolidated Total $
External revenue	130,584	165,072	-	295,656
CoGS	-	(64,478)	-	(64,478)
Operating expenses	(127,868)	(92,038)	(724,393)	(944,299)
Discontinued operations	3,000	-	-	3,000
Segment income(loss)	5,716	8,556	(724,393)	(710,121)
Total assets	817,830	125,963	1,230,527	2,174,320

Capital Asset by Region	Cost US	Disposal US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Three Months Ended November 30, 2020	$	$	$	$	$	$
Leasehold Improvements	-	-	-	259,981	159,861	159,861
Computers	-	-	-	63,964	27,175	27,175
Furniture Fixtures Equipment	3,094	(3,094)	-	31,126	19,518	19,518
Lab Equipment	98,050	-	79,128	193,185	166,673	245,801
	101,144	(3,094)	79,128	548,256	373,227	452,355

Capital Asset by Region	Cost US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Year Ended August 31, 2020	$	$	$	$	$
Leasehold Improvements	-	-	259,981	173,371	173,371
Computers	-	-	63,964	32,095	32,095
Furniture Fixtures Equipment	3,094	-	31,126	21,123	21,123
Lab Equipment	98,050	85,263	193,185	171,505	256,768
	101,144	85,263	548,256	398,094	483,357

17.	Commitments, Significant Contracts and Contingencies Management and Service Agreements:

As at November 30, 2020, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services	CAD $29,706	January 1, 2022
Docherty Management Ltd.	CAD $25,609	January 1, 2022
M&E Services Ltd.	CAD $13,997	June 1, 2021
Corporate Development	CAD $1,500	Month to Month
Office Management	CAD $10,800	August 15, 2022
Research & Development	CAD $3,854	Month to Month
Office operating lease(1)	CAD $4,823	November 15, 2023

Page 14 of 31

Right of Use Assets - Operating Lease

(1)

Corporate office and R&D lab space leased in Kelowna, British Columbia, Canada until November 15, 2023 with an option to extend an additional five years. In addition to minimum lease payments, the lease requires us to pay property taxes and operating costs which are subject to annual adjustments.

Right of use assets - operating leases:	$
November 30, 2020	126,920
Amortization	(8,727)
Total right of use assets	118,193
Liabilities:
November 30, 2020	125,431
Lease payments	(10,987)
Interest accretion	2,220
Total lease liabilities	116,664
Operating lease cost as at November 30, 2020	$118,193
Operating cash flows for lease	10,948
Remaining lease term	2.8 Years
Discount rate	7.25%

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of November 30, 2020:

2021	32,746
2022	44,815
2023	44,815
2024	7,469
Thereafter	-
Total lease payments	129,845
Less: imputed interest	(13,181)
Present value of operating lease liabilities	116,664
Less: current obligations under leases	(36,695)
Total	79,969

Page 15 of 31

18.	Prepaid Expenses

Prepaid expenses consist of the following at November 30, 2020 and August 31, 2020:

	November 30	August 31
	2020	2020
	$	$
Advertising & conferences	21,539	21,878
Legal fees	130	47,498
Licence, filing fees, dues	30,138	8,541
Office & insurance	58,823	78,792
Research & development	25,386	25,386
	136,016	182,095

19.	Loan Payable

We have applied for, and received, governmental assistance related to the COVID-19 pandemic. As of November 30, 2020 there is one Canadian governmental programs that currently provides:

A Canadian dollar loan of C$40,000 under the Canada Emergency Business Account (CEBA) program. The loan is a 0% interest bearing loan with no principle payments and if repaid before December 31, 2022 will result in a loan forgiveness of 25% (up to C$10,000). The loan can be converted into a 3-year term loan at 5% annual interest paid monthly effective January 1, 2023.

20.	Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2020
Common stock	56,250	9,997	(38,584)
Total	56,250	9,997	(46,926)	19,321
November 30, 2020
Common stock	56,250	24,410	-
Total	56,250	34,407	(46,926)	43,731

Unrealized losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence. The COVID-19 pandemic has caused significant market turbulence and it is possible that our evaluation will change dependant upon new information as it arises.

Page 16 of 31

21.	Discontinued Operations

On November 19, 2020 the Company entered a definitive asset sale agreement through its wholly owned subsidiary Lexaria Canpharm ULC to sell certain non-core business assets for gross proceeds of C$3,850,000.

The financial results of the group of assets sold are presented as income (loss) from discontinued operations, net of income taxes in our consolidated statement of income. The following table presents financial results of the assets:

	THREE MONTHS ENDED
	November 30	November 30
	2020	2019
Revenue	$3,000	$51,750
Operating Expenses	-	406
Net Income	$3,000	$51,344

The following table presents cash flows of discontinued operations:

	THREE MONTHS ENDED
	November 30	November 30
	2020	2019
Cash flows used in discontinued operating activities
Net income	$3,000	$51,344
Change in working capital	55,667	(97,742)
Net cash used in discontinued operating activities	$58,667	$(46,398)

Net cash provided by (used in) discontinued operations	58,667	(46,398)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the assets:

	November 30	August 31
	2020	2020
Current Assets
Accounts receivable	$49,333	$105,250
Total assets classified as discontinued operations in the consolidated balance sheet	49,333	105,250

Current Liabilities
Accounts payable	$-	$250
Total liabilities classified as discontinued operations in the consolidated balance sheet	-	250

22.	Subsequent Events

1.

On December 9, 2020, the Company announced that it closed the sale of its non-pharmaceutical THC-related assets held within Lexaria Canpharm ULC to Hill Street Beverage Company Inc. Lexaria received C$350,000 in cash, 6,031,363 restricted common shares of Hill Street at a deemed price of C$0.0829 per share, a C$2,000,000 promissory note bearing interest at the rate of 10% per annum, and a limited license to use the DehydraTECH technology outside of Canada and the US for use with certain products that contain 0.3% or greater THC and which are not classified by a national regulator as drug, pharmaceutical or biopharmaceutical product. Pursuant to the terms of the transaction, Lexaria will receive another C$1,000,000 worth of common shares of Hill Street over a period sixteen months in C$500,000 issuances eight months and sixteen months after the closing date.

2.

On January 11, 2021, at 4:30 p.m. Eastern time, the Company performed a 1:30 reverse stock split with no fractional shares issued. The issued and outstanding balance of shares at that time changed from 90,044,312 to 3,001,476 as per shareholder approval at the annual general meeting of the company held June 23, 2020. Concurrently, the Company began listing its common shares on the NASDAQ exchange under the symbol LEXX.

3.

On January 14, 2021, the Company closed an underwritten public offering for $11,039,994, issuing 2,102,856 units consisting of one common share and one warrant for $5.25. Total fees of $1,410,506 were estimated at time of closing. The warrants issued will trade under the symbol LEXXW.

Page 17 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. These statements relate to future events or our future financial performance. Any forward-looking statements are based on our present beliefs and assumptions as well as the information currently available to us. In some cases, forward-looking statements are identified by terminology such as "may", “will”, "should", “could”, “targets”, “goal”, "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" set forth in Item 1(A) in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on October 14, 2020, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Company and Business Overview

We are a biotechnology R&D company incorporated in 2004 in Nevada and focused on developing and out licensing our patented DehydraTECH™ Technology. DehydraTECH improves delivery orally and topically of active ingredients and drugs. The Company is focusing its capital and management time on its pursuit of intellectual property, technology licensing opportunities, and an expanding portfolio of patent pending applications.

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

In the manufacturing of our intermediate ingredients for Consumer Packaged Goods (“CPG”) companies to use, each raw material, intermediate stage and completed product is assessed for compliance with all applicable regulations. The inputs and the finished ingredients meet all applicable legal and quality standards including and as it relates to content; molds and mildews; heavy metals; and other additional components.

Lexaria hopes to reduce other common but less healthy administration methods, such as smoking, as manufacturers embrace the intended benefits of DehydraTECH for public health. The Company is aggressively pursuing patent protection in national jurisdictions around the world. The Company currently has more than 50 patent applications pending worldwide and, due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. Lexaria is also filing new patent applications for new discoveries that arise from the Company’s R&D programs and, due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed.

As at November 30, 2020, we have identified two reportable operating segments: Intellectual Property and Products.

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes in this quarterly report on Form 10-Q, our audited financial statements with notes in our annual report on Form 10-K for the year ended August 31, 2020.

Page 18 of 31

Our Current Business

Our business plan is currently focused on the development of strategic partnerships with licensees for our patented DehydraTECH technology in exchange for up front and/or staged licensing fees and/or royalty payments over time. We continue to investigate national and international opportunities to investigate expansions and additions to our intellectual property portfolio. We plan to perform additional human clinical investigations in early 2021 related to enhanced DehydraTECH formulations of cannabidiol in pre- and mildly-hypertensive middle-aged subjects to gather additional information on blood pressure reduction potential. Lexaria also plans to conduct during calendar 2021 evaluations of DehydraTECH’s ability to improve the oral delivery characteristics and pharmacological performance of certain antiviral drugs. We will continue to seek beneficial acquisitions of intellectual property if and when we believe it is advisable to do so.

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

Lexaria hopes to reduce common but less healthy administration methods, such as smoking cigarettes as a delivery method for nicotine, by way of enabling development of safe and effective oral nicotine dosage forms through licensing arrangements with major tobacco companies, as it demonstrates the intended benefits of DehydraTECH for public health. The Company is aggressively pursuing patent protection in jurisdictions around the world. The Company currently has more than 50 patent applications pending worldwide, with 18 patents granted to date. Due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. Lexaria is also filing new patent applications for new discoveries that arise from the Company’s R&D programs and, due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed.

To date, the following patents have been issued in the United States, Australia and Europe:

Issued Patent #	Patent Issuance Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
AU 2015274698	03/02/2017
AU 2017203054	05/17/2018
AU 2018202562	05/17/2018
AU 2018202583	05/17/2018
AU 2018202584	09/27/2018
AU 2018220067	04/18/2019
EP 3164141	11/11/2020
AU 2016367036	04/18/2019	Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
AU 2016367037	05/02/2019	Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents

Page 19 of 31

We are seeking additional patent protection for what we believe to be a unique process for oral delivery of certain molecules such as Cannabinoids, Nicotine, NSAIDs, and Vitamins. To achieve sustainable and profitable growth, our Company intends to control the timing and costs of our projects wherever possible. We have filed for patent protection of DehydraTECH for use with additional compounds such as phosphodiesterase inhibitors, human hormones such as estrogen and testosterone, antivirals and more. We are investigating other compounds and molecules for potential patent protection.

During the quarter ended November 30, 2020, and up to the date of this report, we experienced the following significant corporate developments:

On September 22, 2020, the Company announced that U.S. Patent No. 10,756,180 was granted; it has claims that protect the use of its DehydraTECH technology together with cannabinoids, nicotine, nonsteroidal anti-inflammatory drugs, or vitamins in mix and serve beverage formats. The patent is entitled “Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof”.

On November 19, 2020 the Company entered a definitive asset sale agreement through its wholly owned subsidiary Lexaria Canpharm ULC (“CanPharm”), to sell certain non-core, non-pharmaceutical THC-related business assets (the “THC-Related Assets”) for gross proceeds of C$3.85 million.

The buyer of the THC-Related Assets is Lexaria’s long-standing Canadian licensee Hill Street Beverage Company Inc. (“Hill Street”) (TSXV: BEER). Under the terms of the agreement, Hill Street will pay C$350,000 in cash on closing; an additional C$2,000,000 payable over time in the form of a promissory note bearing 10% interest per annum; and C$1,500,000 in common shares of Hill Street equity, issuable in three equal tranches of C$500,000 at closing; C$500,000 eight months after closing; and C$500,000 16 months after closing.

On December 2, 2020, the Company announced that its DehydraTECH technology significantly improved delivery in study animals of representative drugs from two classes of antiviral therapies (a Protease Inhibitor and a Reverse Transcriptase Inhibitor) under investigation against SARS-CoV-2/COVID-19 and already in use against HIV/AIDS. The study animals were not infected with or treated for any diseases.  These are the first two of a series of antiviral drugs to be tested using Lexaria’s DehydraTECH technology. The improved delivery of the antivirals along with the animal’s demonstrated safety and tolerability of the DehydraTECH formulations has led the Company to begin preparations for expanded investigations into antiviral drug delivery enhancement and effectiveness and filing additional patent applications.

Drug	Drug Class	AUClast* Delivery & Improvement (hr∙ng/mL)	Control (hr∙ng/mL)	AUC∞** Delivery & Improvement (hr∙ng/mL)	Control (hr∙ng/mL)
Darunavir	Protease Inhibitor	721 ± 332 54% (p=0.036)	469 ± 252	726 ± 211 35% (p=0.062)	536 ± 223
Efavirenz	Non-nucleoside Reverse Transcriptase Inhibitor	752 ± 203 16% (p=0.11)	650 ± 148	1072 ±40 42% (p=0.028)	757 ±103

Page 20 of 31

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

The Company is encountering significant challenges in executing its business plan and normal business operations as a result of COVID-19 and does not have sufficient resources to withstand a protracted term during which most business activities are curtailed. We have implemented cost containment initiatives to reduce operating expenses and preserve cash that include dismissal of one employee, termination of contracts with two consultants and reduction of compensation payable to certain other consultants as a result of the COVID-19 pandemic. The Company currently has six (6) employees and/or independent contractors who dedicate all or a majority of their time to the business of the Company and eight (8) consultants. We may need to dismiss additional employees or terminate services contracts to preserve resources. We have not had to close operations or locations as our contractors and staff can work remotely and our third-party facilities continue to operate. To the date of this report, we have not directly had to quarantine contractors or staff, however we have implemented additional safety precautions and measures for their protection. Due to our historic and current geographic diversity of our contractors and employees, we have long established and ongoing experience in remote work and collaboration. Our procedures and controls have been built over time to address remote working requirements.

We have not experienced any significant impacts on our material supply chains but have noted increased timelines from some third-party research facilities regarding their ability to conduct research and testing. To date, this has not significantly impacted our R&D programs, but we cannot predict whether our R&D programs will be impacted in the future.

The Company is simultaneously investigating emerging opportunities related to the COVID-19 crisis in relation to its patented DehydraTECH technology that has been tested for its superior delivery of other compounds and drugs, and whether any of these characteristics might be applicable to compounds or drugs used to treat symptoms caused by the Coronavirus. It is unknown at this time whether there is any such applicability.

On March 19, 2020 the Company announced that it intended to commence a program to conduct tests to research the intended benefits of DehydraTECH in connection with enhancing the delivery of certain antiviral drugs. The tests are intended to include a pilot human pharmacokinetic exploratory study in healthy volunteers of two antiviral drugs that had previously been studied against other coronavirus strains, comparing DehydraTECH formulations to controls without DehydraTECH. The Company intends to conduct the study at a leading Canadian university where a study design and plan was submitted and ethics board approval was received. The study is subject to further government regulatory approval. The Company is currently in the process of pursuing the necessary steps to file for study approval from Canadian federal regulators.

In parallel, the Company launched a separate rodent antiviral study to evaluate pharmacokinetic benefits from the use of DehydraTECH in the delivery of representative drugs from two classes of antiviral drugs under investigation for treatment of COVID-19. The results of that animal study were released on December 1, 2020 whereby the DehydraTECH enhanced antiviral drug formulations demonstrated increased delivery effectiveness of the antiviral drugs into the bloodstream of the animals. The results of this animal study have encouraged the Company to conduct expanded investigations into antiviral drug delivery enhancement, with such investigations including remdesivir (a nucleotide reverse transcriptase inhibitor); as well as three additional drugs known to target the main protease associated with SARS-CoV-2 infection. The Company intends to make its research results available to researchers throughout the world looking to maximize the effectiveness of their own drug investigations. The Company’s business model relies on performing early stage studies like these to help support its efforts to form commercial relationships with more established companies.

The Company continues to monitor governmental programs being released to assist with the COVID-19 pandemic.

Page 21 of 31

Subsequent to November 30, 2020

On December 10, 2020 the Company announced that it closed the sale of its non-pharmaceutical THC-related assets (“the Assets”) held within Lexaria Canpharm ULC to Hill Street Beverage Company Inc. Lexaria received C$350,000 in cash, 6,031,363 restricted common shares of Hill Street at a deemed price of C$0.0829 per share as the first required equity-based payment, a promissory note having a principal amount of C$2,000,000 and bearing interest at the rate of 10% per annum, and a limited license to use the DehydraTECH technology outside of Canada and the US for certain non-pharmaceutical, therapeutic and medicinal products that contain 0.3% or greater THC and which are not classified by a national regulator as drug, pharmaceutical or biopharmaceutical product. Pursuant to the terms of the transaction, Lexaria will receive another C$1,000,000 worth of common shares of Hill Street over a period sixteen months in C$500,000 issuances eight months and sixteen months after the closing date.

On January 11, 2021, the Company performed a 1:30 reverse stock split with no fractional shares issued. The issued and outstanding balance of shares at that time changed from 90,044,312 to 3,001,476 as per shareholder approval at the annual general meeting of the company held June 23, 2020. On January 12, 2021, the Company began its listing its common shares on the NASDAQ exchange under the symbol LEXX.

On January 14, 2021, the Company closed an underwritten public offering for $11,039,994, issuing 2,102,856 units consisting of one common share and one warrant for $5.25. Total fees of $1,410,506 were estimated at time of closing.  The warrants issued will trade under the symbol LEXXW.

Research and Development

During the quarter ended November 30, 2020, Lexaria incurred $192,261 (2019 $107,463) in research and development expenditures during the period ending November 30, 2020. Specific R&D programs are in ongoing development and will be tightly related to our financial ability to undertake each research phase for each API. Due to our expanding portfolio coverage, we are continuing to examine accelerated timetable options for testing, research and development of each API.

The Company’s plans to include in vitro absorption tests of our patented technology of molecules such as: Vitamin E, Ibuprofen, and Nicotine allowed us to perform testing on Nicotine with positive results. Our plan to conduct our first ever in vivo absorption tests on CBD also yielded positive results, and in our first preclinical tests of representative drugs from two classes of antiviral therapies we had positive results. Ongoing testing plans are proceeding to further define molecular compatibility, absorption rates, timing and viable formats of delivery.

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

Page 22 of 31

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

Page 23 of 31

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

Results of Operations for our Period Ended November 30, 2020 and November 30, 2019

Our net loss and comprehensive loss and the changes between those periods for the respective items are summarized as follows:

	THREE MONTHS ENDED
	November 30	November 30
	2020	2019	Change
	$	$	$
Revenue	295,656	10,332	285,324
Consulting fees & employees	331,512	571,389	(239,877)
Legal and professional	248,695	52,355	196,340
Other general and administrative	364,092	354,841	9,251
Discontinued operations	3,000	51,344	(48,344)
Net Loss	(710,121)	(924,763)	214,642

Revenue

Product revenues of $164,990 represent more than half of revenues during the period ended November 30, 2020, the majority of which are intermediate product sales to business customers. Intermediate products we produce are typically a DehydraTECH enabled powder that third party companies include in their product’s manufacturing process. Our licensing revenue of $130,584 was primarily related to intermediate product sales.

A significant number of our licensees are experiencing suspended business activities in Canada in part from waiting on product approval by Health Canada and the impact of the COVID-19 on markets and consumer spending, however this phenomenon has been mitigated following the sale of our THC-related business division that closed on December 9, 2020. The abilities of other licensees to generate ongoing sales, thereby increasing usage fees are expected to continue to be impacted by the pandemic. We are working with our licensees to assist them and prevent further license terminations. However, we are not able to determine how severe the long-term impact of the pandemic will be and when recovery of the general economy will translate into increasing licensing or usage revenues.

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

Page 24 of 31

The majority of our revenue was primarily based on one licensee of our intermediate products ramping up their production and product distribution. From the initial introduction of our intermediate products in the second quarter of our fiscal 2020 year, we have experienced substantial growth in intermediate product sales.

During the period ended November 30, 2020, our revenues were derived within the following categories: $130,584 (2020: $51,344 in discontinued operations) of intellectual property licensing revenue and $164,990 (2020: $10,015) in product revenues (Note 14, 16).

General and Administrative

Our total general and administrative expenses (consisting of consulting & wages, legal & professions, and all other) decreased by $34,286 during the period ended November 30, 2020. The decrease is comprised of reductions in consulting expense, travel and wages due to staffing decreases, offset by increases legal filing for patents and research programs being initiated. We are continuing to focus on cost constraints to preserve cash where possible while executing portions of our business plan.

Interest Expense

Interest expense for the period ended November 30, 2020 was $Nil (2019: $Nil). The Company has a C$40,000 noninterest-bearing loan until January 2023 (Note 19).

Consulting Fees

Our consulting fees decreased by $227,782, which is primarily due to non-cash stock-based compensation included in 2020 of $233,166 that was not incurred in the current period.

Legal and Professional Fees

Our professional fees increased by $196,340 during the period primarily due to increased patent and trademark filings and additional advisory services utilized during the period. We recognize certain legal fees, tax advice fees, and accounting services all as “Professional Fees.”

Liquidity and Financial Condition

Working Capital	November 30	August 31
	2020	2020
	$	$
Current assets	1,307,714	1,925,961
Current liabilities	(242,475)	(225,917)
Net Working Capital	1,065,239	1,700,044

Page 25 of 31

The Company’s working capital balance decreased during the period due to normal execution of our business plan. The Company maintained a positive and relatively strong working capital position throughout the period.

	November 30	November 30
	2020	2019
Cash Flows	$	$
Cash flows (used in) provided by operating activities	(818,300)	(555,078)
Cash flows (used in) provided by investing activities	(5,775)	(5,710)
Cash flows (used in) provided by financing activities	-	706,704
Net cash flows (used in) discontinued operations	55,667	(97,742)
Increase (decrease) in cash	(768,408)	48,174

Operating Activities

Net cash used in operating activities was $818,300 for the period compared with cash used in operating activities of $555,078 during the same period in 2020. This difference was largely due to the increased costs pertaining to professional fees and research and development.

Investing Activities

Net cash used in investing activities was $5,775 (2020 $5,710) for the period to support capitalized patent filings.

Financing Activities

Net cash provided from financing activities was $NIL during the period ended November 30, 2020.

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

Short Term Liquidity

At November 30, 2020 we had $525,341 in cash and cash equivalents. On January 14, 2021 we closed an underwritten public offering for $11,039,994, issuing 2,102,856 units consisting of one common share and one warrant for $5.25. Total fees of $1,410,506 were estimated at time of closing. We believe our cash resources are sufficient to allow us to continue operations for at least the next twelve months from the date of this Quarterly Report.

Page 26 of 31

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

As of November 30, 2020, the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO, President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President, CEO and the CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2020.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with US GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2020, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management reviewed the results of their assessment with our Board of Directors.

Page 27 of 31

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

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2020 our controls and controls processes remained consistent with August 31, 2020. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risks associated with our business, common stock and other factors were with those described in the consolidated financial statements for the year ended August 31, 2020.

Page 29 of 31

Item 6. Exhibits, Financial Statement Schedules

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

Page 30 of 31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
Date: January 14, 2021

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
Date: January 14, 2021

By:	/s/ John Docherty
John Docherty
President and Director
Date: January 14, 2021

By:	/s/ Allan Spissinger
Allan Spissinger CPA, CA
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: January 14, 2021

Page 31 of 31