Form 10-Q
period 2021-02-28
Lexaria Bioscience Corp.
filed 2021-04-14
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number

LEXARIA BIOSCIENCE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#100 – 740 McCurdy Road, Kelowna BC Canada	V1X 2P7
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: 250-765-6424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001	LEXX LXX	NASDAQ CSE
Warrants	LEXXW	NASDAQ

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

5,104,332 common shares as of April 13, 2021

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 35

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	February 28	August 31
	2021	2020
ASSETS	(Unaudited)	(Audited)
Current
Cash	$9,346,933	$1,293,749
Marketable securities (Note 19)	470,632	19,321
Accounts receivable (Note 7)	627,776	208,925
Inventory (Note 8)	137,282	116,871
Prepaid expenses and deposit (Note 18)	363,746	182,095
Current assets from discontinued operations (Note 20)	-	105,250
Total Current Assets	10,946,369	1,926,211

Non-current assets, net
Long term receivable (Note 7)	394,479	-
Lease right of use (Note 17)	109,306	126,920
Intellectual property (Note 9)	299,049	292,000
Property & equipment (Note 10)	423,205	483,357
Total Non-current Assets	1,226,039	902,277
TOTAL ASSETS	$12,172,408	$2,828,488

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 11)	$146,494	$86,920
Deferred revenue	1,000	44,255
Due to related parties (Note 15)	206,806	58,704
Loan payable	7,507	-
Lease payable (Note 17)	37,582	36,038
Current liabilities from discontinued operations (Note 20)	-	250
Total Current Liabilities	399,389	226,167

Long Term
Lease payable (Note 17)	70,156	89,393
Loan payable	-	30,670
Total Long Term Liabilities	70,156	120,063
TOTAL LIABILITIES	469,545	346,230

STOCKHOLDERS' EQUITY
Share Capital (Note 12)
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding:5,104,332 common shares at February 28, 2021
and 3,001,476 common shares at August 31, 2020	5,104	3,001
Additional paid-in capital (Note 12)	39,859,831	30,324,398
Deficit	(28,094,115)	(27,802,198)
Equity attributable to shareholders of the Company	11,770,820	2,525,201
Non-controlling interest	(67,957)	(42,943)
Total Stockholders' Equity	11,702,863	2,482,258
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,172,408	$2,828,488

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 3 of 35

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28	February 29	February 28	February 29
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue (Note 14)	$192,006	$37,549	$487,662	$99,631
Cost of goods sold	30,570	58,106	95,048	65,959
Gross profit	161,436	(20,557)	392,614	33,672

Expenses
Accounting and audit	42,282	7,493	57,910	26,529
Depreciation and amortization (Note 9, 10)	27,930	28,282	55,859	55,794
Advertising and promotions	56,867	33,903	84,773	80,171
Bad debt	25,000	-	37,000	-
Consulting (Notes 12, 13, 15)	435,786	521,228	691,800	1,005,024
Investor relations	44,187	3,762	78,151	21,277
Legal and professional	160,647	88,002	409,342	140,357
Office and miscellaneous	182,295	61,020	258,812	135,047
Research and development	176,398	186,557	368,659	294,020
Travel	318	21,087	850	42,940
Wages and salaries (Note 17)	72,161	90,768	147,659	178,361
Gain on disposal of assets (Note 20)	(1,522,704)	-	(1,522,704)	-
Unrealized (gain)/loss on marketable securities (Note 19)	41,362	(983)	16,952	40,591
Inventory writeoff (Note 8)	717	-	2,482	-
	(256,754)	1,041,119	687,545	2,020,111

Net income (loss) from continuing operations	418,190	(1,061,676)	(294,931)	(1,986,439)

Discontinued operations
Income (loss) from discontinued operations (Note 20)	(25,000)	64,184	(22,000)	64,184

Net and comprehensive income (loss) for the period	$393,190	$(997,492)	$(316,931)	$(1,922,255)
Net and comprehensive income (loss) attributable to:
Common shareholders	$404,111	(950,344)	$(291,917)	(1,857,657)
Non-controlling interest	$(10,921)	(47,148)	$(25,014)	(64,598)

Basic and diluted income (loss) per share
Continuing operations	$0.10	$(0.40)	$(0.08)	$(0.75)
Discontinued operations	(0.01)	0.02	(0.01)	0.02
	$0.09	$(0.38)	$(0.09)	$(0.73)

Weighted average number of common shares outstanding
- Basic and diluted	4,052,904	2,663,015	3,524,286	2,663,015

The accompanying notes are an integral part of these consolidated interim financial statements.

Page 4 of 35

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28	February 29
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows used in operating activities
Net loss from continuing operations	$(294,931)	$(1,986,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	66,041	456,707
Depreciation and amortization	55,859	55,794
Inventory write-off	2,482	-
Bad debt expense	37,000	-
Noncash right of use lease expense	17,614	-
Gain on disposal of assets	(1,522,704)	-
Unrealized loss on marketable securities	16,952	40,591
Warrants issued for services	-	70,752
Change in working capital
Accounts receivable	(69,264)	167,571
Inventory	(16,883)	3,108
Prepaid expenses and deposits	(181,651)	4,170
Accounts payable and accrued liabilities	59,574	(74,721)
Due to related parties	148,102	(46,496)
Operating lease liability	(17,693)	-
Deferred revenue	(43,255)	-
Net cash used in operating activities	$(1,742,757)	$(1,308,963)

Cash flows used in investing activities
Intellectual property	(8,766)	(5,711)
Disposal of Assets (Note 20)	273,375	-
Net cash used in investing activities	$264,609	$(5,711)

Cash flows from financing activities
Repayment of loan payable	(23,163)	-
Proceeds from issuance of equity	9,471,495	827,020
Net cash from financing Activities	$9,448,332	$827,020

Net cash from discontinued operations	$83,000	$(57,508)

Net Change in cash for the period	8,053,184	(545,162)
Cash at beginning of period	1,293,749	1,285,147
Cash at end of period	$9,346,933	$739,985

Supplemental information of cash flows:
Income taxes paid in cash	$3,540	$957
Non-cash consideration on asset disposal	$1,171,599	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 5 of 35

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

			ADDITIONAL			TOTAL
	COMMON STOCK		PAID-IN			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	EQUITY
		$	$	$	$	$
Balance August 31, 2019	2,626,236	2,626	26,248,614	(23,868,202)	107,674	2,490,712
Stock based compensation	-	-	162,414	-	-	162,414
Warrants issued for services	-	-	70,752	-	-	70,752
Private placement	60,792	61	815,959			816,020
Net loss	-	-	-	(907,313)	-	(907,313)
Non-controlling interest	-	-	-	-	(17,450)	(17,450)
Balance November 30, 2019	2,687,028	2,687	27,297,739	(24,775,515)	90,224	2,615,135
Stock based compensation	-	-	294,293	-	-	294,293
Exercise of stock options	3,667	4	10,996	-	-	11,000
Net loss	-	-	-	(950,344)	-	(950,344)
Non-controlling interest	-	-	-	-	(47,148)	(47,148)
Balance February 29, 2020	2,690,695	2,691	27,603,028	(25,725,859)	43,076	1,922,936
Stock based compensation	-	-	682,563	-	-	682,563
Warrants issued for services	-	-	98,081	-	-	98,081
Private placement	295,540	296	1,887,310	-	-	1,887,606
Net loss	-	-	-	(1,361,381)	-	(1,361,381)
Non-controlling interest	-	-	-	-	(29,272)	(29,272)
Balance May 31, 2020	2,986,235	2,986	30,270,983	(27,087,240)	13,804	3,200,533
Exercise of stock options	3,667	4	19,026	-	-	19,030
Shares issued for service	11,574	12	99,988	-	-	100,000
Private placement	-	-	(65,600)	-	-	(65,600)
Net loss	-	-	-	(714,958)	-	(714,958)
Non-controlling interest	-	-	-	-	(56,747)	(56,747)
Balance August 31, 2020	3,001,476	3,001	30,324,398	(27,802,198)	(42,943)	2,482,258
Stock based compensation	-	-	48,887	-	-	48,887
Warrants issued for services	-	-	-	-	-	-
Private placement	-	-	-	-	-	-
Net loss	-	-	-	(696,028)	-	(696,028)
Non-controlling interest	-	-	-	-	(14,093)	(14,093)
Balance November 30, 2020	3,001,476	3,001	30,373,285	(28,498,226)	(57,036)	1,821,024
Stock based compensation	-	-	17,154	-	-	17,154
Brokered placement, net	2,102,856	2,103	9,469,392	-	-	9,471,495
Net Income	-	-	-	404,111	-	404,111
Non-controlling interest	-	-	-	-	(10,921)	(10,921)
Balance February 28, 2021	5,104,332	5,104	39,859,831	(28,094,115)	(67,957)	11,702,863

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 6 of 35

LEXARIA BIOSCIENCE CORP. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS February 28, 2021 (Expressed in U.S. Dollars)

1.	Organization, Business and Going Concern

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

The Company’s unaudited interim consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has recurring losses from operations and net capital deficiency.  On January 12, 2021 the Company closed an underwritten public offering for net proceeds of $9,471,495 (Note 12).

The Company will require additional funds or revenues to maintain its operations and developments in the future. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms in the future. The outcome of these matters cannot be predicted at this time.

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

During November of 2020, our Board of Directors ("Board") approved a plan to sell the businesses assets underlying our Canpharm THC related segment. As a result, the related financial results were reflected in our consolidated statement of operations, retrospectively, as discontinued operations beginning in the first quarter of fiscal 2021. On November 18, 2020, we signed a definitive agreement to sell the assets and the transaction was completed during December 2020. As a result, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations. See "Note 20 - Discontinued Operations" for additional information.

Page 7 of 35

On January 11, 2021, the Company approved a 30:1 reverse stock split with no fractional shares issued. All share and per share information within these condensed interim consolidated financial statements have been retroactively restated to reflect the effects of the approved reverse stock split.

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

Page 8 of 35

5.	Estimates and Judgements

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

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the audited consolidated financial statements for the year ended August 31, 2020, aside from the following additions:

Discontinued Operations

Judgement is required in determining whether a subsidiary or group of assets qualifies as a business and as discontinued operations. A business is presumed to be an integrated set of activities and assets capable of being conducted and managed for the purpose of providing economic benefits. The Company determined that the assets sold were a business. The Company derecognizes a subsidiary or a group of assets only when the rights to the cash flows from the asset expire, or when it transfers the subsidiary or group of asset and substantially all the risks and rewards of ownership of the assets to another entity. Determination of the date of recognition was based on the closing date, final clearance, and approval by the TSX of the share issuances forming part of the consideration. As all consideration is in CDN$ and the share value is based on fixed CDN$ values, regardless of the share price of the underlying stock, the amounts were translated at the spot foreign exchange rate on the date of final closing. The valuation of the note receivable was included at its nominal value of $NIL as payment of the note is not determinable.

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

Page 9 of 35

7.	Accounts and Other Receivables

	February 28	August 31
	2021	2020
	$	$
Trade and deposits receivable	394,325	82,492
Intellectual property fees	160,760	38,250
Sales tax receivable	72,691	88,183
	627,776	208,925

Short term trade and deposits receivable includes $390,533 of the current portion receivable from the asset sale (Note 20). $390,533 receivable related to the asset sale is also included in long term receivable as the payment is due greater than one year from February 28, 2021

8.	Inventory

	February 28	August 31
	2021	2020
	$	$
Raw materials	51,739	51,404
Work in progress	40,692	15,705
Finished goods	44,851	49,762
	137,282	116,871

During the period ended February 28, 2021, the Company wrote down $2,482 (2020 - $8,240 full year) of inventory to reflect its net realisable value.

9.	Intellectual Property

The following is a list of US capitalized patents held by the Company:

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020

Page 10 of 35

The Company also holds non-capitalized patents outside the US.

A continuity schedule for capitalized patents is presented below:

	February 28	August 31
	2021	2020
	$	$
Balance – beginning	292,000	265,127
Addition	8,766	33,645
Amortization*	(1,717)	(6,772)
Balance – ending	299,049	292,000
*The patents are amortized over their legal life of 20 years.

10.	Property & Equipment

Six Months Ended February 28, 2021	Cost	Period Amortization	Disposal	Accumulated Amortization	Net Balance February 28, 2021
	$	$	$	$	$
Leasehold improvements	259,981	(13,509)	-	(113,629)	146,352
Computers	63,964	(4,920)	-	(41,709)	22,255
Furniture fixtures equipment	34,220	(1,604)	(3,094)	(13,212)	17,914
Lab equipment	291,235	(9,116)	-	(54,551)	236,684
	649,400	(29,150)	(3,094)	(223,101)	423,205

Year Ended August 31, 2020	Cost	Period Amortization	Accumulated Amortization	Net Balance August 31, 2020
	$	$	$	$
Leasehold improvements	259,981	(53,268)	(86,610)	173,371
Computers	63,964	(19,681)	(31,869)	32,095
Furniture fixtures equipment	34,220	(7,036)	(13,097)	21,123
Lab equipment	291,235	(27,921)	(34,467)	256,768
	649,400	(107,906)	(166,043)	483,357

During the six month period ended February 28, 2021, $6,010 of amortization was included in the cost of inventory.

Page 11 of 35

11.	Accounts Payable and Accrued Liabilities

	February 28	August 31
	2021	2020
	$	$
Accounts Payable
Trades payable	134,633	45,080
Accrued Liabilities
Corporate tax payable	2,401	3,834
Trades payable	9,460	38,006
Balance	146,494	86,920

12.	Common Shares and Warrants

During the quarter ended February 28, 2021 the Company issued the following shares and warrants summarized in the table presented below:

Type of Issuance	Number of Shares	Total Value
Placement(1)	2,102,856	$11,039,994

(1) Total fees of $1,568,499 were paid for total net receipt of $9,471,495

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance August 31, 2019	94,177	41.40
Cancelled/expired	(25,000)	44.90
Issued	402,431	12.74
Balance August 31, 2020	471,608	16.77
Cancelled/expired	(32,493)	67.50
Issued	2,330,017	6.58
Balance February 28, 2021	2,769,132	7.87

A summary of warrants outstanding as of February 28, 2021 is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
3,334	0.23 years	28.80
8,334	0.24 years	46.50
25,000	0.61 years	4.20
292	0.71 years	36.00
7,500	1.68 years	24.00
51,814	3.71 years	36.00
8,984`	3.75 years	36.00
16,667	4.05 years	9.00
267,618	4.19 years	10.50
49,572	4.20 years	10.50
2,330,017	4.88 years	6.58
2,769,132	4.70 years	7.87

Page 12 of 35

13.	Stock Options

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

The Company granted the following options during the quarter ended February 28, 2021:

Quantity	Exercise Price $	Life (Years)
3,400	4.80	5

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $
Balance August 31, 2019	166,767	21.30
Cancelled/expired	(149,437)	29.51
Exercised	(7,333)	4.09
Granted	161,600	11.66
Balance August 31, 2020	171,604	11.17
Cancelled	(2,000)	12.90
Granted	3,400	4.80
Balance February 28, 2021 (Outstanding)	173,004	11.03	3.82	30,812
Balance February 28, 2021 (Exercisable)	164,970	10.30	3.86	41,550

The fair value of share purchase options granted were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

February 28 2021
Expected volatility	134%
Risk-free interest rate	0.42%
Expected life	5 years
Dividend yield	0%
Estimated fair value per option	$4.00

Page 13 of 35

14.	Revenues

February 28 2021 $		February 29 2020 $
Product sales	231,718	99,191
Licensing revenue	255,844	-
Freight revenue	100	440
Income from continuing operations	487,662	99,631

During the six months ended February 28, 2021, the Company recognized $255,844 of usage fees from continuing operations. Revenues are significantly concentrated on one customer.

Our intermediate product sales significantly increased to $231,718 with licensees increasing their orders of our intermediate product. Intermediate products are typically a DehydraTECH enabled powder that companies can purchase to include in their products. Intermediate product sales and licensing revenue constituted the majority of our revenue. The licensing fees consist of intellectual property licensing fees for transfer of the Technology with the signing of definitive agreements for the DehydraTECH technology and usage fees.

15.	Related Party Transactions

Management, consulting and director services	February 28, 2021			February 29, 2020

	Contract	Non Cash	Total	Contract	Non Cash	Total
	$	$	$	$	$	$
CAB Financial Services(1)	136,566	-	136,566	131,557	-	131,557
M&E Services Ltd.(1)	62,559	-	62,559	58,785	-	58,785
Docherty Management Limited(1)	124,987	-	124,987	113,569	187,069	300,638
Directors	37,533	13,612	51,145	35,214	-	35,214
	361,645	13,612	375,257	339,125	187,069	526,194

(1) C.A.B. Financial Services is owned by the CEO of the Company, M&E Services Ltd. is owned by the CFO of the Company, and Docherty Management Limited is owned by the President of the Company.

All related party transactions pertain to management and director agreements entered into in the normal course of business (Note 17).

Due to related parties:

Related party transactions are recorded at the exchange amount established and agreed to between the related parties. As at February 28, 2021, $206,806 (August 31, 2020 - $58,704) was payable to related parties and included in due to related parties.

Page 14 of 35

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

	IP Licensing $	Products $	Corporate $	Consolidated Total $
Revenue	255,844	231,818	-	487,662
Cost of goods sold	-	(95,048)	-	(95,048)
Operating expenses	1,142,518	(278,374)	(1,551,689)	(687,545)
Discontinued operations	(22,000)	-	-	(22,000)
Segment income(loss)	1,376,362	(141,604)	(1,551,689)	(316,931)
Total assets	696,493	137,282	11,338,633	12,172,408

Capital Asset by Region	Cost US	Disposal US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Six Months Ended February 28, 2021	$	$	$	$	$	$
Leasehold Improvements	-	-	-	259,981	146,352	146,352
Computers	-	-	-	63,964	22,255	22,255
Furniture Fixtures Equipment	3,094	3,094	-	31,126	17,914	17,914
Lab Equipment	98,050	-	74,843	193,185	161,841	236,684
	101,144	3,094	74,843	548,256	348,362	423,205

Capital Asset by Region	Cost US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Year Ended August 31, 2020	$	$	$	$	$
Leasehold Improvements	-	-	259,981	173,371	173,371
Computers	-	-	63,964	32,095	32,095
Furniture Fixtures Equipment	3,094	-	31,126	21,123	21,123
Lab Equipment	98,050	85,263	193,185	171,505	256,768
	101,144	85,263	548,256	398,094	483,357

17.	Commitments, Significant Contracts and Contingencies

Management and Service Agreements:

As at February 28, 2021, the Company is party to the following contractual commitments:

Party	Monthly Commitment	Expiry Date
C.A.B Financial Services	CAD $29,706	January 1, 2022
Docherty Management Ltd.	CAD $25,609	January 1, 2022
M&E Services Ltd.	CAD $13,997	June 1, 2021
Office Management	CAD $10,800	August 15, 2022
Research & Development	CAD $3,854	Month to Month
Office operating lease(1)	CAD $4,823	November 15, 2023

Page 15 of 35

Right of Use Assets - Operating Lease

(1)

Corporate office and R&D lab space leased in Kelowna, British Columbia, Canada until November 15, 2023 with an option to extend an additional five years. In addition to minimum lease payments, the lease requires us to pay property taxes and operating costs which are subject to annual adjustments.

Right of use assets - operating leases:	$
Additions	118,193
Amortization	(8,887)
Total right of use assets (February 28, 2021)	109,306
Liabilities:
Additions	116,664
Lease payments	(10,987)
Interest accretion	2,061
Total lease liabilities (February 28, 2021)	107,738

Operating lease cost as at February 28, 2021
Operating cash flows for lease	10,948
Remaining lease term	2.5 Years
Discount rate	7.25%

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of February 28, 2021:

2021	21,975
2022	44,599
2023	44,815
2024	7,469
Thereafter	-
Total lease payments	118,857
Less: imputed interest	(11,119)
Present value of operating lease liabilities	107,737
Less: current obligations under leases	(37,582)
Total	70,156

Page 16 of 35

18.	Prepaid Expenses

Prepaid expenses consist of the following at February 28, 2021 and August 31, 2020:

	February 28	August 31
	2021	2020
	$	$
Advertising & conferences	170,165	21,878
Investor relations	71,667	-
Legal fees	-	47,498
Licence, filing fees, dues	59,967	8,541
Office & insurance	36,561	78,792
Research & development	25,386	25,386
	363,746	182,095

19.	Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2020
Common stock	56,250	9,997	(38,584)
Total	56,250	9,997	(46,926)	19,321
February 28, 2021
Common stock	524,513	24,410	(41,362)
Total	524,513	34,407	(88,288)	470,632

During the period ended February 28, 2021, the Company added $468,263 in marketable securities as a component of the sale of assets (Note 20).

Unrealized gains and losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence. The COVID-19 pandemic has caused significant market turbulence and it is possible that our evaluation will change dependent upon new information as it arises.

20.	Discontinued Operations

On November 19, 2020 the Company entered a definitive asset sale agreement through its wholly owned subsidiary Lexaria Canpharm ULC to sell certain non-core business assets for gross proceeds of C$3,850,000.

On December 10, 2020 the sale closed. The Company received from Hill Street Beverage Company C$350,000 in cash, 6,031,363 restricted common shares at a deemed price of C$0.0829 per share as the first required equity-based payment, a promissory note having a principal amount of C$2,000,000 and bearing interest at the rate of 10% per annum. Pursuant to the terms of the transaction, the Company will receive another C$1,000,000 worth of common shares over a period sixteen months in C$500,000 issuances eight months and sixteen months after the closing date. The C$ were converted at the spot rate of 0.78107 at the closing date. The promissory note was included at its nominal value of $NIL.

Page 17 of 35

Gain on asset disposal	$
Book value of assets sold	-
Cash consideration	273,373
Shares received	468,264
Shares receivable	781,067
Promissory note	-
1,522,704

The financial results of the group of assets sold are presented as income (loss) from discontinued operations, net of income taxes in our consolidated statement of income. The following table presents financial results of the assets:

	SIX MONTHS ENDED
	February 28	February 29
	2021	2020
Revenue	$3,000	$69,750
Operating Expenses	25,000	5,566
Net Income	$(22,000)	$64,184

The following table presents cash flows of discontinued operations:

	SIX MONTHS ENDED
	February 28	February 29
	2021	2020
Cash flows used in discontinued operating activities
Net income	$(22,000)	$64,184
Change in working capital	105,000	(99,000)
Net cash provided by (used in) discontinued operating activities	$83,000	$(34,816)

Net cash provided by (used in) discontinued operations	$83,000	$(34,816)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the assets:

	February 28	August 31
	2021	2020
Current Assets
Accounts receivable	$-	$105,250
Total assets classified as discontinued operations in the consolidated balance sheet	-	105,250

Current Liabilities
Accounts payable	$-	$250
Total liabilities classified as discontinued operations in the consolidated balance sheet	-	250

Page 18 of 35

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

Page 19 of 35

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

Lexaria hopes to reduce other common but less healthy administration methods, such as smoking, as manufacturers embrace the benefits of DehydraTECH for public health. The Company is aggressively pursuing patent protection in national jurisdictions around the world. The Company currently has more than 60 patent applications pending worldwide and, due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. Lexaria is also filing new patent applications for new discoveries that arise from the Company’s R&D programs and, due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed.

As at February 28, 2021, we have identified two reportable operating segments: Intellectual Property and Products.

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes in this quarterly report on Form 10-Q, our audited financial statements with notes in our annual report on Form 10-K for the year ended August 31, 2020.

Page 20 of 35

Our Current Business

Our business plan is currently focused on the development of strategic partnerships with licensees for our patented DehydraTECH technology in exchange for up front and/or staged licensing fees and/or royalty payments over time. We continue to investigate national and international opportunities to investigate expansions and additions to our intellectual property portfolio. We plan to perform additional human clinical investigations in 2021 related to enhanced DehyraTECH formulations of cannabidiol in pre- and mildly-hypertensive middle-aged subjects to gather additional information on blood pressure reduction potential. The Company also plans to conduct during calendar 2021 evaluations of DehydraTECH’s ability to improve the oral delivery characteristics and pharmacological performance of certain anti-viral drugs. We will continue to seek beneficial acquisitions of intellectual property if and when we believe it is advisable to do so.

Our current patent portfolio includes patent family applications or grants pertaining to our method of improving bioavailability and taste, and the use of DehydraTECH as a delivery platform for a wide variety of Active Pharmaceutical Ingredients (“APIs”) including, but not limited to, fat soluble vitamins; NSAIDs pain medications; and nicotine and its analogs.

The Company hopes to reduce common but less healthy administration methods, such as smoking cigarettes as a delivery method for nicotine, by way of enabling development of safer and effective oral nicotine dosage forms through licensing arrangements with major tobacco companies. The Company is aggressively pursuing patent protection in jurisdictions around the world. The Company currently has over 50 patent applications pending worldwide, with 18 patents granted to date. Due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. The Company is also filing new patent applications for new discoveries that arise from the Company’s R&D programs and, due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed.

To date, the following patents have been awarded in the United States, Australia and Europe:

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
AUS 2015274698	06/15/2017
AUS 2017203054	08/30/2018
AUS 2018202562	08/30/2018
AUS 2018202583	08/30/2018
AUS 2018202584	01/10/2019
AUS 2018220067	07/30/2019
EP 3164141	11/11/2020
AUS 2016367036	07/30/2019	Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
AUS 2016367037	08/15/2019	Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents

Page 21 of 35

We are seeking additional patent protection for what we believe to be a unique process for oral delivery of certain molecules such as Cannabinoids, Nicotine, NSAIDs, and Vitamins. To achieve sustainable and profitable growth, our Company intends to control the timing and costs of our projects wherever possible. We have filed for patent protection of DehydraTECH for additional compounds such as phosphodiesterase inhibitors, human hormones such as estrogen and testosterone, antivirals and more. We are investigating other compounds and molecules for potential patent protection pursuit.

During the quarter ended February 28, 2021, and up to the date of this report, we experienced the following significant corporate developments:

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

On February 11, 2021, the Company announced the addition of two new human clinical studies to its hypertension research and development program. The first study, HYPER-H21-2 has been added to the Lexaria hypertension program due to the increasing importance that this work could have on Company’s commercial prospects. The results of this study will contribute to the understanding of the effectiveness of patented DehydraTECH-processed CBD as a potential novel anti-hypertensive agent through the course of a full day of monitoring, which is expected to be complementary to the shorter-term monitoring in its previously announced HYPER-H21-1 study. The second study, HYPER-H21-3 is also a double-blinded, placebo controlled, randomized human clinical study that has been added to the Company’s hypertension program to complement the data set the Company intends to build. Data from this study may demonstrate utility of DehydraTECH-CBD for blood pressure reduction in circumstances where pulmonary edema/hypertension results as occurs, for instance, when people travel to high altitude regions of the world.

Reverse Stock Split

On June 23, 2020, our stockholders approved a reverse stock split within the range of 1-for-2 to 1-for-30 of our issued and outstanding shares of common stock and authorized the Board, in its discretion, to determine the final ratio, effective date, and date of filing of the certificate of amendment to our articles of incorporation in connection with the reverse stock split.

Page 22 of 35

On January 11, 2021, the Company filed an amendment and restatement of its articles of incorporation, effective 4:30 P.M. Eastern time, to effectuate a 1-for-30 reverse split of the issued and outstanding shares of common stock of the Company. The purpose of the reverse stock split was to meet Nasdaq’s minimum stock price requirement. The reverse stock split did not change the number of authorized shares of common stock, which remains at 220,000,000 shares.

Amendment to Bylaws

Effective January 12, 2021, the Company amended its amended and restated bylaws to increase the quorum for holding shareholder meetings from 10% to 33 1/3% of shares issued.

Public Offering and Listing on Nasdaq

On January 12, 2021, the Company conducted an underwritten public offering (the “Offering”) of 1,828,571 shares (the “Initial Shares”) of the Company’s common stock, par value $0.001 per share, at a public offering price of $5.25 per share, less underwriting discounts and commissions. Each Initial Share was sold with one five-year warrant (each an “Initial Warrant”) to purchase one share of common stock at an exercise price of $6.58. On January 13, 2021, the representative of the underwriters for the Offering exercised its over-allotment option to purchase an additional 274,285 shares of common stock (the “Option Shares” and, together with the Initial Shares, the “Shares”) at a public offering price of $5.25 per share, less underwriting discounts and commissions. Each Option Share was sold with one five-year warrant (each an “Option Warrant”) to purchase one share of common stock at an exercise price of $6.58. The Initial Warrants and Option Warrants are immediately exercisable. The Offering closed on January 14, 2021.

The Company agreed to pay the underwriters an underwriting discount equal to 8% of the gross proceeds of the offering and a management fee equal to 1% of the gross proceeds of the offering, reimbursement for a non-accountable expense allowance of $50,000, up to $100,000 in legal fees and up to $12,900 for clearing expenses. Additionally, as partial compensation for the underwriter’s services as underwriter in the Offering, the Company also issued to the underwriter five-year warrants (the “Representative Warrants” and together with the Initial Warrants and Option Warrants, the “Warrants”) to purchase 166,781 shares of common stock with an exercise price of $6.58 per share.

The net proceeds to the Company from the Offering, including proceeds received upon exercise of the over-allotment option and after deducting the underwriting discount and the underwriters’ fees and expenses, were approximately $9,629,490. The Company plans to use approximately $3,700,000 of the net proceeds for research and development studies and the patent and legal costs associated thereto, with the remaining net proceeds to be used for general working capital purposes.

Effective as of the opening of market trading on January 12, 2021, the Company’s common stock and the Warrants began trading on the Nasdaq Capital Market under the symbols LEXX and LEXXW, respectively.

The Shares and Warrants were offered by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-250326), filed with the Securities and Exchange Commission (the “Commission”), which was declared effective by the Commission on January 11, 2021, and a registration statement on Form S-1 (File No. 333-252031) filed with the Commission on January 11, 2021 pursuant to Rule 462(b) and immediately declared effective.

Because certain investors in the Company’s May 2020 financing participated in the Offering, the Company paid 8% of the gross proceeds received from these investors in the Offering to the placement agent for the May 2020 financing and issued to the placement agent restricted warrants to purchase shares of common stock equal to 8% of the shares issued to those investors in the Offering.

Page 23 of 35

Asset Sale

On December 10, 2020 the Company announced that it closed the sale of its non-pharmaceutical THC-related assets (“the Assets”) held within Lexaria Canpharm ULC to Hill Street Beverage Company Inc. Lexaria received C$350,000 in cash, 6,031,363 restricted common shares of Hill Street at a deemed price of C$0.0829 per share as the first required equity-based payment, a promissory note having a principal amount of C$2,000,000 and bearing interest at the rate of 10% per annum, and a limited license to use the DehydraTECH technology outside of Canada and the US for certain non-pharmaceutical, therapeutic and medicinal products that contain 0.3% or greater THC which are not classified by a national regulator as drug, pharmaceutical or biopharmaceutical product. Pursuant to the terms of the transaction, Lexaria will receive another C$1,000,000 worth of common shares of Hill Street over a period sixteen months in C$500,000 issuances eight months and sixteen months after the closing date.

Impact of COVID-19

The emergence of COVID-19 beginning in January of 2020, now in over 220 countries and territories around the world, presents significant and unforecastable new risks to the Company and its business plan. Restrictions on national and international travel, and required business closures, have made it increasingly difficult to carry out normal business activities related to corporate finance efforts, to the pursuit of new customers, and to retail customers throughout North America who might otherwise access the products of our business partners and licensees. As a result, the COVID-19 pandemic will almost certainly increase risks of lower revenues and higher losses. We are monitoring our licensees and are working with them, where possible, to prevent default and contract terminations. In some cases, we have issued termination of contract notices in accordance to provisions within our contracts.

As a result of COVID-19, the Company is encountering significant challenges in executing its business plan and normal business operations and does not have sufficient resources to withstand a protracted term during which most business activities are curtailed. In addition, we have implemented cost containment initiatives to reduce operating expenses and preserve cash such as the dismissal of one employee, termination of contracts with two consultants and reduction of compensation payable to certain other consultants. The Company currently has six (6) employees and/or independent contractors who dedicate all or a majority of their time to the business of the Company and eight (8) consultants. We may need to dismiss additional employees or terminate services contracts to preserve resources. We have not had to close operations or locations as our contractors and staff can work remotely and our third-party facilities continue to operate. To date, we have not directly had to quarantine contractors or staff, however we have implemented additional safety precautions and measures for their protection. Due to our historic and current geographic diversity of our contractors and employees, we have long established and ongoing experience in remote work and collaboration. Our procedures and controls have been built over time to address remote working requirements.

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

On March 19, 2020 the Company announced that it intended to commence a program to conduct tests to research the benefits of DehydraTECH in connection with enhancing the delivery of certain antiviral drugs.

Page 24 of 35

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

The Company continues to monitor governmental programs being released to assist with the COVID-19 pandemic. To date, we have received a CDN$40,000 Canada Emergency Business Account (“CEBA”) for our subsidiary Kelowna Management Services Corp. This required CDN$30,000 portion of the loan was repaid during February 2021 and we are waiting confirmation for the CDN$10,000 forgivable portion of the loan from the Canadian government. We have also received $30,732 (CDN$42,076) from the Canada Emergency Wage Subsidy (“CEWS”) program for the employees in our subsidiary KMSC that reduced costs therein.

Subsequent to February 28, 2021

On March 15, 2021, the Company announced progress studies focused on the performance of DehydraTECH CBD as a treatment for hypertension.

•	The HYPER-A21-1 study dosing is complete and sample analysis is underway in this animal study. No observed behavioural tolerability issues were noted during or after dosing with results expected in the first half of May. This study is evaluating the rate of absorption and speed with which various new enhanced DehydraTECH experimental formulations deliver CBD to the bloodstream and brain.
•	The HYPER-A21-2 study dosing is expected to be completed in this animal study by March 30, with results expected in the first half of June. This study is also evaluating the rate of absorption and speed with which additional enhanced DehydraTECH formulations deliver CBD to the bloodstream and brain.
•	The HYPER-H21-1 study has received regulatory importation clearance for the clinical test articles for this human study which have arrived at the European research site. The volunteer human dosing is targeted for completion by May and final reporting on this study is expected in early September. This study examines time series blood pressure and heart rate analyses. Secondary objectives include speed and rate of absorption of the CBD and its main metabolites (pharmacokinetics or “PK” assessments), as well as evaluation of inflammatory markers associated with cardiovascular disease and gold-standard biomarkers of nitric oxide.
•	The HYPER-H21-2 study has received formal hospital and ethics board approval and test articles have been sent. Results are anticipated to be reported in late September. The primary objectives of this study are blood pressure and heart rate evaluation, while the secondary objectives include central arterial stiffness, physical activity and sleep quality.
•	The HYPER-H21-3 study has received formal hospital and ethics board approval and test articles have been sent. The primary objective of this study is to evaluate the effect of DehydraTECH CBD on pulmonary vascular function in normotensive individuals exposed to hypoxia. The magnitude of HPV, blood pressure, heart rate, blood samples and pulmonary gas exchange. Details will be furnished at a future date on the likely timing of reporting from this study once recruitment has begun.

Page 25 of 35

On March 16, 2021, the Company announced progress in two of its antiviral drug studies in its 2021 applied research and development (R&D) program, comprised of one SARS-CoV-2 infected human cell culture study (VIRAL-C21-3) and one animal research pharmacokinetic study (VIRAL-A20-2). The VIRAL-A20-2 study has commenced dosing of the animals and is anticipated to be completed by late March. Results should be reported in or around the second half of May. The VIRAL-C21-3 study has all contract agreements in place with the third-party laboratory that will be conducting this study, and dosing is expected to commence in April with results anticipated around the first half of June.

On March 24, 2021, the Company announced positive results from its extended stability testing. The tested beverages maintained their CBD content which was verified at 93.4% of target potency one year after production, evidenced excellent microbial purity over this period, and demonstrated less than 1% variability in CBD potency in fractions sampled from the top, middle and bottom of the beverage formulation without physical mixing or agitation.

Research and Development

During the quarter ended February 28, 2021, Lexaria incurred $368,659 (February 2020 $294,020) in research and development expenditures. Specific R&D programs are in ongoing development and will be tightly related to our financial ability to undertake each research phase for each API. Due to our expanding portfolio coverage, we are continuing to examine accelerated timetable options for testing, research and development (“R&D”) of each API.

The Company’s historic plans to include in vitro and in vivo absorption tests of our patented technology of molecules such as: cannabidiol (“CBD”), ibuprofen, and nicotine supplied us knowledge and understanding to perform subsequent testing on Nicotine and CBD with generally positive results, all of which has supported early-stage commercial revenue generation during the most recent six months. Our work during 2018 wherein we conducted our first ever human clinical absorption tests on CBD also yielded positive results and we discovered that DehydraTECH-processed CBD was effective in lowering human blood pressure, leading to expanded plans to evaluate DehydraTECH-processed CBD during 2021 for potential blood pressure reduction outcomes. In our first tests of representative drugs from two classes of antiviral therapies we had positive results which we announced in December of 2020. Ongoing testing plans are proceeding to further define molecular compatibility, absorption rates, timing and viable formats of delivery. Our R&D is conducted with the goal of further defining DehydraTECH’s value with the goal of commercialization and revenue generation.

The Company continually focuses on new R&D programs to investigate the potential of additional commercial applications for its Technology. These include, but are not limited to, ongoing programs to explore methods to integrate nanoemulsification chemistry techniques together with its technology and to further enhance intestinal bioabsorption rates with its technology, as well as ongoing programs to expand the types and breadth of product form factors into which its technology can be applied. Depending on how many of these tests are undertaken, R&D budgets are expected to vary significantly. It is in our best interests to remain flexible at this early stage of our R&D efforts in order to capitalize on potential novel findings from early-stage tests and thus re-direct research into specific avenues that offer the most rapid path to and/or highest likelihood of commercial revenue generation.

Page 26 of 35

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

Page 27 of 35

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

On January 12, 2021 the Company closed an underwritten public offering for net proceeds of $9,471,495 (Note 12). The net raised proceeds, based on our current research and development programs, are projected to fund the Company’s operations for at least the next twelve months from the date of this Quarterly Report.

Results of Operations for our Period Ended February 28, 2021 and February 29, 2020

Our net loss and comprehensive loss and the changes between those periods for the respective items are summarized as follows:

	SIX MONTHS ENDED
	February 28	February 29
	2021	2020	Change
	$	$	$
Revenue	487,662	99,631	388,031
Consulting fees & employees	839,459	1,183,385	(343,926)
Legal and professional	409,342	140,357	268,985
Other general and administrative	(561,256)	696,369	(1,257,625)
Discontinued operations	(22,000)	64,184	(86,184)
Net Loss	(316,931)	(1,922,255)	1,605,324

Revenue

Product revenues of $231,718 and licensing usage fees of $255,844 represent significant increases in intermediate product sales and related licensing usage fees during period ended February 28, 2021, that almost exclusively consist of sales to business customers. Intermediate products we produce are typically a DehydraTECH processed powder which easily allows consumer product third party companies to include it in their product’s manufacturing process for their existing products, have simplified and enhanced the adoption of our Technology for manufacturers. The majority of our revenue was based on one licensee of our intermediate products ramping up their production and product distribution.

A significant number of our licensees are experiencing suspended business activities due to the impact of COVID-19 on markets and consumer spending; however, this phenomenon was substantially mitigated following the sale of our THC-related business division that closed on December 9, 2020. The abilities of other licensees to generate ongoing sales, thereby increasing usage fees are expected to continue to be impacted by the pandemic. We are working with our licensees to assist them and prevent further license terminations. We have continued interest in our intermediate products but cannot predict how long the pandemic will affect purchasing decisions of retail customers that will affect the consumer product manufacturers that utilize our intermediate products or when recovery of the general economy will translate into increasing licensing or usage revenues.

Page 28 of 35

Our licensing revenues consist of IP licensing fees for the transfer of the Technology and usage fees that occur over time. IP licensing fees are due at the signing of definitive agreements for the Technology and can include payments due upon transfer of the Technology and installment payments that are receivable within 12 months (Note 7).

During the period ended February 28, 2021, our revenues were derived within the following categories: $231,718 (2020: $64,184 in discontinued operations) of intellectual property licensing revenue and $255,844 (2020: $99,191) in product revenues (Note 14, 16).

General and Administrative

Our total general and administrative expenses (consisting of consulting & wages, legal & professions, and all other) increased by $134,582 during the period ended February 28, 2021 excluding the gain from the asset sale over the same period last year. The increase is primarily comprised of increases to outreach programs, patent filings and contracted incentive payments offset by reductions in consulting expense, travel and wages due to staffing decreases.

Interest Expense

Interest expense for the period ended February 28, 2021 was $Nil (2019: $Nil). The Company has a C$40,000 noninterest-bearing loan until January 2023 (Note 19) that it has repaid the required C$30,000 portion and is awaiting clearance from the Canadian government for the forgivable portion of C$10,000.

Consulting Fees

Our consulting fees decreased by $82,199, which is primarily due to non-cash stock-based compensation included in 2020 of $233,166 that was not incurred in the current period.

Legal and Professional Fees

Our professional fees increased by $72,645 during the period primarily compared to the same period in the prior year due to increased patent and trademark filings, the uplist to the Nasdaq Capital Markets, and additional advisory services utilized. We recognize certain legal fees, tax advice fees, and accounting services all as “Professional Fees.”

Liquidity and Financial Condition

Working Capital	February 28	August 31
	2021	2020
	$	$
Current assets	10,958,888	1,926,211
Current liabilities	(399,389)	(226,167)
Net Working Capital	10,559,499	1,700,044

The Company’s working capital balance increased significantly during the period due to the underwritten public offering that closed January 12, 2021, and Net Working Capital is now the highest in the Company’s history.

Page 29 of 35

	February 28	February 29
Cash Flows	2021	2020
	$	$
Cash flows (used in) provided by continuing activities	(1,742,757)	(1,308,963)
Cash flows (used in) provided by investing activities	264,609	(5,711)
Cash flows (used in) provided by financing activities	9,448,332	827,020
Net cash flows (used in) discontinued operations	83,000	(57,508)
Increase (decrease) in cash	8,053,184	(545,162)

Operating Activities

Net cash used in continuing activities was $1,742,757 for the period compared with cash used in operating activities of $1,308,963 during the same period in 2020. This difference was largely due to the increased costs pertaining to professional fees, listing on the NASDAQ, outreach programs and other costs related to required filings.

Investing Activities

Net cash from investing activities was $264,609 (2020 $(5,711)) for the period from the disposition of assets and to support capitalized patent filings.

Financing Activities

Net cash provided from financing activities was $9,448,322 during the period ended February 28, 2021 primarily relating to the underwritten public offering that closed January 12, 2021.

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

Short Term Liquidity

On January 12, 2021 we closed an underwritten public offering for net proceeds of $9,471,495, issuing 1,828,571 units consisting of one common share and one warrant for $5.25. On February 28, 2021 we had $9,346,933 in cash and cash equivalents and working capital of $10,559,499. Based on our current research and development programs, we project cash resources are sufficient to allow us to continue operations for at least the next twelve months from the date of this Quarterly Report.

Page 30 of 35

Long Term Liquidity

It will require substantial cash to achieve our objectives for developing and patenting our intellectual property across all applicable market and industry segments. This process typically takes many years and potentially millions of dollars for each segment. If we pursue full commercial exploitation of all applicable market and industry segment opportunities, we will need to obtain significant funding from existing or new relationships, increasing revenue streams or from other sources of liquidity such as the sale of equity, issuance of debt or other transactions.

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

As of February 28, 2021, the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO, President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President, CEO and the CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2021.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with US GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2021, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management reviewed the results of their assessment with our Board of Directors.

Page 31 of 35

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

Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2021 our controls and controls processes remained consistent with August 31, 2020. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Our control processes are designed to include remote workers, which we have utilized for many years. The advent of the COVID-19 pandemic has not materially impacted our internal controls over financial reporting other than increasing requirements for social distancing and some additional remote working requirements for staff.

Page 32 of 35

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

Page 33 of 35

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

Page 34 of 35

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By: /s/ Christopher Bunka

Christopher Bunka

Chief Executive Officer, Chairman and Director

(Principal Executive Officer)

Date: April 14, 2021

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka

Christopher Bunka

Chief Executive Officer, Chairman and Director

(Principal Executive Officer)

Date: April 14, 2021

By: /s/ John Docherty

John Docherty

President and Director

Date: April 14, 2021

By: /s/ Allan Spissinger

Allan Spissinger CPA, CA

Chief Financial Officer

(Principal Financial and Accounting Officer)

Date: April 14, 2021

Page 35 of 35