Form 10-Q
period 2021-05-31
Lexaria Bioscience Corp.
filed 2021-07-15
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number

LEXARIA BIOSCIENCE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#100 - 740 McCurdy Road, Kelowna BC Canada	V1X 2P7
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: 250-765-6424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001	LEXX	NASDAQ
Warrants	LEXXW	NASDAQ

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

5,104,332 common shares as of July 15, 2021

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 31

PART I-FINANCIAL INFORMATION

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
	May 31	August 31
	2021	2020
ASSETS	(Unaudited)	(Audited)
Current
Cash	$8,108,512	$1,293,749
Marketable securities (Note 21)	400,744	19,321
Accounts receivable (Note 9)	954,097	208,925
Inventory (Note 10)	51,738	116,871
Prepaid expenses and deposit (Note 20)	170,439	182,095
Current assets from discontinued operations (Note 22)	-	105,250
Total Current Assets	9,685,560	1,926,211

Non-current assets, net
Lease right of use (Note 19)	100,256	126,920
Intellectual property (Note 11)	366,340	292,000
Property & equipment (Note 12)	395,397	483,357
Total Non-current Assets	861,993	902,277
TOTAL ASSETS	$10,547,553	$2,828,488

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 13)	$173,901	$86,920
Deferred revenue	-	44,255
Due to a related party (Note 17)	1,324	58,704
Loan payable	7,507	-
Lease payable (Note 19)	38,485	36,038
Current liabilities from discontinued operations (Note 22)	-	250
Total Current Liabilities	221,217	226,167

Long Term
Lease payable (Note 19)	60,164	89,393
Loan payable	-	30,670
Total Long Term Liabilities	60,164	120,063
TOTAL LIABILITIES	281,381	346,230

STOCKHOLDERS' EQUITY
Share Capital (Note 14) Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 5,104,332 common shares at May 31, 2021 and 3,001,476 common shares at August 31, 2020	5,104	3,001
Additional paid-in capital (Notes 14, 15)	40,989,692	30,324,398
Deficit	(30,651,112)	(27,802,198)
Equity attributable to shareholders of the Company	10,343,684	2,525,201
Non-controlling Interest	(77,512)	(42,943)
Total Stockholders' Equity	10,266,172	2,482,258
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,547,553	$2,828,488

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 3 of 31

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	May 31	May 31	May 31	May 31
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue (Notes 16, 18)	$204,055	$36,423	$691,717	$250,804
Cost of Goods Sold	59,989	20,319	155,037	86,278
Gross profit	144,066	16,104	536,680	164,526

Expenses
Accounting and audit	6,472	17,113	64,382	43,642
Depreciation and amortization (Notes 10, 11, 12)	27,929	28,081	83,788	83,875
Advertising and promotions	325,500	48,124	410,273	128,295
Bad debt	-	25,000	37,000	25,000
Consulting (Notes 14, 15)	1,268,668	944,210	1,960,468	1,949,234
Investor relations	134,540	-	212,691	21,277
Legal and professional	120,434	149,257	529,776	289,614
Office and miscellaneous	106,621	55,402	365,433	193,857
Research and development	454,443	24,557	823,102	318,577
Travel	-	2,566	850	46,178
Wages and salaries	196,153	125,274	343,812	303,635
Gain on disposal of assets (Note 22)	-	18,198	(1,522,704)	18,198
Unrealized (gain)/loss on marketable securities (Note 21)	69,858	(19,654)	86,810	20,937
Inventory write-off (Note 10)	-	8,240	2,482	8,240
	2,710,618	1,426,368	3,398,368	3,450,559

Net loss from continuing operations	(2,566,552)	(1,410,264)	(2,861,483)	(3,286,033)

Discontinued operations
Income (loss) from discontinued operations (Note 22)	-	19,611	(22,000)	83,795

Net loss and comprehensive loss for the period	$(2,566,552)	$(1,390,653)	$(2,883,483)	$(3,202,238)
Net loss and comprehensive loss attributable to:
Common shareholders	$(2,556,997)	$(1,361,381)	$(2,848,914)	$(3,108,368)
Non-controlling interest	$(9,555)	$(29,272)	$(34,569)	$(93,870)
Basic and diluted income (loss) per share
Continuing operations	$(0.40)	$(0.50)	$(0.70)	$(1.19)
Discontinued operations	-	(0.01)	(0.01)	(0.03)
Total	$(0.50)	$(0.50)	$(0.71)	$(1.23)

Weighted average number of common shares outstanding
Basic and diluted	5,104,332	2,769,488	4,056,755	2,698,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

Page 4 of 31

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)
	NINE MONTHS ENDED
	May 31	May 31
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows used in operating activities
Net loss and comprehensive loss	$(2,861,483)	$(3,286,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	410,007	1,139,270
Depreciation and amortization	83,788	83,875
Inventory write-off	2,482	8,240
Bad debt expense	37,000	25,000
Noncash right of use lease expense	26,664	-
Gain on asset disposal	(1,522,704)	-
Realized loss on disposal of investment	-	18,198
Unrealized loss on marketable securities	86,810	20,937
Warrants issued for services	785,895	168,833
Change in working capital
Accounts receivable	(1,106)	(30,815)
Inventory	71,976	(13,396)
Prepaid expenses and deposits	11,656	(20,013)
Accounts payable and accrued liabilities	86,981	(81,284)
Due to related parties	(57,380)	(18,501)
Operating lease liability	(26,782)	-
Deferred revenue	(44,255)	6,250
Net cash (used in) by operating activities	$(2,910,451)	$(1,979,439)

Cash flows used in investing activities
Sale of marketable securities	-	6,802
Intellectual property	(79,493)	(20,007)
Disposal of assets	273,375	-
Net cash provided by (used in) investing activities	$193,882	$(13,205)

Cash flows from financing activities
Repayment of loan payable	(23,163)	28,756
Proceeds from issuance of equity	9,471,495	2,714,627
Net cash from financing Activities	$9,448,332	$2,743,383

Net cash from discontinued operations	$83,000	$(1,875)

Net change in cash for the period	6,814,763	748,864
Cash at beginning of period	1,293,749	1,285,147
Cash at end of period	$8,108,512	$2,034,011

Supplemental information of cash flows:
Income taxes paid in cash	$3,540	$(10,459)
Non-cash consideration on asset disposal	$1,171,599	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 5 of 31

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

	COMMON STOCK		ADDITIONAL PAID-IN			TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	EQUITY
		$	$	$	$	$
Balance As At August 31, 2019	2,626,236	2,626	26,248,614	(23,868,202)	107,674	2,490,712
Stock based compensation	-	-	162,414	-	-	162,414
Warrants issued for services	-	-	70,752	-	-	70,752
Private placement	60,792	61	815,959			816,020
Net loss	-	-	-	(907,313)	-	(907,313)
Non-controlling interest	-	-	-	-	(17,450)	(17,450)
Balance As At November 30, 2019	2,687,028	2,687	27,297,739	(24,775,515)	90,224	2,615,135
Stock based compensation	-	-	294,293	-	-	294,293
Exercise of stock options	3,667	4	10,996	-	-	11,000
Net loss	-	-	-	(950,344)	-	(950,344)
Non-controlling interest	-	-	-	-	(47,148)	(47,148)
Balance As At February 29, 2020	2,690,695	2,691	27,603,028	(25,725,859)	43,076	1,922,936
Stock based compensation	-	-	682,563	-	-	682,563
Warrants issued for services	-	-	98,081	-	-	98,081
Private placement	295,540	296	1,887,310	-	-	1,887,606
Net loss	-	-	-	(1,361,381)	-	(1,361,381)
Non-controlling interest	-	-	-	-	(29,272)	(29,272)
Balance As At May 31, 2020	2,986,235	2,986	30,270,983	(27,087,240)	13,804	3,200,533
Exercise of stock options	3,667	4	19,026	-	-	19,030
Shares issued for service	11,574	12	99,988	-	-	100,000
Private placement	-	-	(65,600)	-	-	(65,600)
Net loss	-	-	-	(714,958)	-	(714,958)
Non-controlling interest	-	-	-	-	(56,747)	(56,747)
Balance As At August 31, 2020	3,001,476	3,001	30,324,398	(27,802,198)	(42,943)	2,482,258
Stock based compensation	-	-	48,887	-	-	48,887
Net loss	-	-	-	(696,028)	-	(696,028)
Non-controlling interest	-	-	-	-	(14,093)	(14,093)
Balance As At November 30, 2020	3,001,476	3,001	30,373,285	(28,498,226)	(57,036)	1,821,024
Stock based compensation	-	-	17,154	-	-	17,154
Brokered placement	2,102,856	2,103	9,469,392	-	-	9,471,495
Net Income	-	-	-	404,111	-	404,111
Non-controlling interest	-	-	-	-	(10,921)	(10,921)
Balance As At February 28, 2021	5,104,332	5,104	39,859,831	(28,094,115)	(67,957)	11,702,863
Stock based compensation	-	-	343,966	-	-	343,966
Warrants issued for services	-	-	785,895	-	-	785,985
Net loss	-	-	-	(2,556,997)	-	(2,378,420)
Non-controlling interest	-	-	-	-	(9,555)	(9,555)
Balance As At May 28, 2021	5,104,332	5,104	40,989,692	(30,651,112)	(77,512)	10,266,172

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 6 of 31

LEXARIA BIOSCIENCE CORP. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS May 31, 2021 (Expressed in U.S. Dollars)

1.	Organization and Description of Business

Lexaria Bioscience Corp. (“Lexaria”, “we”, “our” or “the “Company”) was incorporated in the State of Nevada on December 9, 2004. In March 2014, the Company began work in the field of enhanced delivery of active ingredients and drugs. In May 2016, the Company commenced out-licensing its patented DehydraTECH™ technology (the “Technology”) for improved delivery of bioactive compounds that promotes healthy ingestion methods, lower overall dosing and higher effectiveness in active molecule delivery.

The Company is headquartered in Kelowna, British Columbia, Canada. The corporate website is www.lexaribioscience.com

On December 9, 2020, the Company completed the sale of the business assets underlying its Lexaria CanPharm ULC THC related segment. As a result, the related financial results are reflected in our consolidated statement of operations, retrospectively, as discontinued operations beginning in the first quarter of fiscal 2021. The assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations. See “Note 22 - Discontinued Operations” for additional information.

On January 11, 2021, the Company effected  a 30:1 reverse stock split with no fractional shares issued. All share and per share information within these condensed interim consolidated financial statements have been retroactively restated accordingly.

On January 12, 2021, the Company closed an underwritten public offering for net proceeds of $9,471,495 and issued 2,102,856 common shares. (Note 2)

Page 7 of 31

2.	Liquidity and Uncertainties

The unaudited interim consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes the Company will have sufficient funds to pay it operational and capital expenditures for a period of at least 12 months from the date this financial report was issued.

Since inception, we have incurred significant operating and net losses. Our net losses were $3.9 million, $4.1 million and $6.6 million for the years ended August 31, 2020, 2019 and 2018, respectively. As of May 31, 2021, we had an accumulated deficit of $30.6 million. We expect to continue to incur significant expenses and operating and net losses in upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies, the receipt of additional milestone payments, if any, the receipt of payments under any current or future collaborations we may enter into, and our expenditures on other R&D activities.

In the second quarter of 2021, the Company completed an underwritten public offering of common stock for net proceeds of approximately $9.5 million (the “Offering”). As of May 31, 2021, working capital was approximately $9.5 million, an increase of approximately $7.8 million from August 2020. The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. With the Offering, the Company is reasonably certain it has sufficient liquidity to support operations in the upcoming 12 months. We may offer additional securities for sale during our fiscal year 2021 or thereafter in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans and is in the best interests of our stockholders.

3.	COVID-19

The emergence of the COVID-19 pandemic in January of 2020 continues to present uncertainty and unforecastable new risks to the Company and its business plan. Restrictions on national and international travel and required business closures present challenges in carrying out normal business activities related to corporate finance efforts and the pursuit of new customers throughout North America who might otherwise access the retail products of our licensees. As a result, the pandemic has increased the risk of lower revenues and higher losses.

We have made modifications to our normal operations including requiring team members to work remotely on a rotational basis. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel. At this time, these measures will continue in force for the near term.

We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, provincial, or local authorities, or that we determine are in the best interests of our employees and other third parties with which we do business. We do not know when, or if, it will become practical to relax or eliminate some or all these measures entirely.

4.	Significant Accounting Policies

The significant accounting policies of the Company are consistent with those of our audited financial statements on Form 10-K for the year ended August 31, 2020.

Page 8 of 31

5.	Basis of Consolidation

These interim consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries; Lexaria CanPharm ULC, PoViva Corp., Lexaria Hemp Corp., Kelowna Management Services Corp., and Lexaria Pharmaceutical Corp., and our 83.333% owned subsidiary Lexaria Nicotine LLC (16.667% Altria Ventures Inc., an indirect wholly owned subsidiary of Altria Group, Inc.). All significant intercompany balances and transactions have been eliminated.

6.	Basis of Presentation

The Company’s unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year or any subsequent period.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements and notes thereto included in our annual report filed on Form 10-K for the year ended August 31, 2020.

7.	Estimates and Judgments

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

The Company reviews these estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. Although we believe that these estimates are reasonable actual results could differ.

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the audited consolidated financial statements for the year ended August 31, 2020, with the addition of discontinued operations. (Note 22)

Page 9 of 31

8.	Recent Accounting Guidance

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects probable losses. Credit losses relating to available for sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. In November 2019 FASB issued ASU No 201910 revised the effective date based on updated criteria with the effective date for fiscal years beginning after December 15, 2022. Application of the amendments is through a cumulative effect adjustment to deficit as of the effective date. The Company is currently assessing the impact of the standard on its consolidated financial statements.

9.	Accounts and Other Receivables

	May 31	August 31
	2021	2020
	$	$
Trade and deposits receivable	784,859	82,492
Intellectual property fees	113,905	38,250
Sales tax receivable	55,333	88,183
	954,097	208,925

Trade and deposits receivable includes $781,067 from the asset sale (Note 22).

10.	Inventory

	May 31	August 31
	2021	2020
	$	$
Raw materials	51,738	51,404
Work in progress	-	15,705
Finished goods	-	49,762
	51,738	116,871

During the period ended May 31, 2021, the Company wrote down $44,851 in finished goods and allocated the amount to advertising and promotion as the goods were donated to charity. A further $2,482 (2020 - $8,240 full year) of finished goods inventory was write-off to reflect its net realisable value.

Page 10 of 31

11.	Intellectual Property

The following is a list of US capitalized patents held by the Company:

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020

As at May 31, 2021 the Company held ten non-capitalized patents outside the US. See Note 23.

A continuity schedule for capitalized patents is presented below:

	May 31	August 31
	2021	2020
	$	$
Balance - beginning	292,000	265,127
Addition	79,493	33,645
Amortization	(5,153)	(6,772)
Balance - ending	366,340	292,000
Patents are amortized over their 20 year legal life.

12.	Property & Equipment

Nine Months Ended May 31, 2021	Cost	Period Amortization	Disposal	Accumulated Amortization	Net Balance May 31, 2021
	$	$	$	$	$
Leasehold improvements	259,981	(40,528)	-	(127,138)	132,843
Computers	63,964	(14,761)	-	(46,630)	17,334
Furniture fixtures & equipment	34,220	(4,813)	(3,094)	(14,816)	16,310
Lab equipment	291,235	(27,858)	-	(62,325)	228,910
	649,400	(87,960)	(3,094)	(250,909)	395,397

Year Ended August 31, 2020	Cost	Period Amortization	Accumulated Amortization	Net Balance August 31, 2020
	$	$	$	$
Leasehold improvements	259,981	(53,268)	(86,610)	173,371
Computers	63,964	(19,681)	(31,869)	32,095
Furniture fixtures & equipment	34,220	(7,036)	(13,097)	21,123
Lab equipment	291,235	(27,921)	(34,467)	256,768
	649,400	(107,906)	(166,043)	483,357

During the nine-month period ended May 31, 2021, $9,325 of amortization was included in the cost of goods sold.

Page 11 of 31

13.	Accounts Payable and Accrued Liabilities

	May 31	August 31
	2021	2020
	$	$
Accounts Payable
Trades payable	163,754	45,080
Accrued Liabilities
Corporate tax payable	4,755	3,834
Trades payable	5,392	38,006
Balance	173,901	86,920

14.	Common Shares and Warrants

The fair value of share purchase warrants granted was estimated as of the date of the grant by using the Black-Scholes option pricing model. This mathematical model for determining the value of derivatives was developed in 1973 and assumes a constant volatility skew. The value assigned to the warrants issued during the period reflects an anomaly inherent in this model.

During the quarter ended May 31, 2021, the Company issued the following warrants summarized below:

Type of Issuance	Number of Shares	Exercise Price	Total Value
Warrants	300,000	$9.00	$785,895
	300,000		$785,895

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance August 31, 2019	94,177	41.40
Cancelled/expired	(25,000)	44.90
Issued	402,431	12.74
Balance August 31, 2020	471,608	16.77
Cancelled/expired	(44,161)	67.50
Issued	2,630,017	6.58
Balance May 31, 2021	3,057,464	7.87

A summary of warrants outstanding as of May 31, 2021, is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
25,000	0.36 years	4.20
292	0.45 years	36.00
7,500	1.43 years	24.00
300,000	2.88 years	9.00
51,814	3.46 years	36.00
8,984	3.50 years	36.00
16,667	3.79 years	9.00
317,190	3.93 years	10.50
2,330,017	4.63 years	6.58
3,057,464	4.32 years	7.85

The fair value of purchase warrants was estimated using the following assumptions:

May 31 2021

Expected volatility	103%
Risk-free interest rate	0.16%
Expected life	3 years
Dividend yield	0%
Estimated fair value per warrant	$2.62

Page 12 of 31

15.	Stock Options

The Company has established the 2014 Stock Option Plan whereby the board of directors may, from time to time, grant up to 62,917 stock options to directors, officers, employees, and consultants; and the 2019 Equity Incentive Plan whereby the board of directors may, from time to time, grant up to 261,290 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised within five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

The Company granted the following options during the quarter ended May 31, 2021:

Quantity	Exercise Price $	Life (Years)
12,000	5.04	5
43,500	5.31	5
26,000	5.88	5
81,500	5.22

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $
Balance August 31, 2019	166,767	21.30
Cancelled/expired	(149,437)	29.51
Exercised	(7,333)	4.09
Granted	161,600	11.66
Balance August 31, 2020	171,604	11.17
Cancelled	(114,935)	10.85
Granted	84,900	5.41
Balance May 31, 2021 (Outstanding)	141,569	7.98	4.44	56,827
Balance May 31, 2021 (Exercisable)	128,569	8.27	4.39	44,657

The fair value of share purchase options granted were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31 2021
Expected volatility	134%
Risk-free interest rate	0.85%
Expected life	5 years
Dividend yield	0%
Estimated fair value per option	$4.63

Page 13 of 31

16.	Revenues

May 31 2021 $		May 31 2020 $
Product sales	360,558	119,709
Licensing revenue	326,474	130,509
Freight revenue	100	586
Interest revenue	4,585	-
Income from continuing operations	691,717	250,804

During the nine months ended May 31, 2021, the Company recognized $317,884 of usage fees from continuing operations and $22,000 of loss from discontinued operations (May 2020 - $73,759 licensing and $56,750 usage fees).

Our intermediate product sales significantly increased with licensees ramping up their production and increasing their orders of our intermediate product. Intermediate products are typically a DehydraTECH enabled powder that companies can purchase to include in their products. The licensing fees consist of intellectual property licensing fees for transfer of the Technology with the signing of definitive agreements for the DehydraTECH technology and usage fees. Interest revenue is derived from interest payments on the promissory note issued as a part of our subsidiary CanPharm’s sale of assets. (Note 22)

17.	Related Party Transactions

Due to related parties:

Related party transactions are recorded at the exchange amount established and agreed to between the related parties. As at May 31, 2021, $1,324 (August 31, 2020 - $58,704) was payable to and included in due to related parties.

18.	Segment Information

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

Page 14 of 31

	IP Licensing $	Products $	Corporate $	Consolidated Total $
Revenue	326,474	360,658	4,585	691,717
Cost of goods sold	-	(155,037)	-	(155,037)
Operating expenses	914,485	(402,846)	(3,909,802)	(3,398,163)
Discontinued operations	(22,000)	-	-	(22,000)
Segment income(loss)	1,218,959	(197,225)	(3,905,217)	(2,883,483)
Total assets	709,155	51,738	9,786,659	10,547,553

Capital Asset by Region	Cost US	Disposal US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Nine Months Ended May 31, 2021	$	$	$	$	$	$
Leasehold Improvements	-	-	-	259,981	132,843	132,843
Computers	-	-	-	63,964	17,334	17,334
Furniture Fixtures Equipment	3,094	3,094	-	31,126	16,309	16,310
Lab Equipment	98,050	-	71,899	193,185	157,010	228,910
	101,144	3,094	71,899	548,256	323,496	395,397

Capital Asset by Region	Cost US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Year Ended August 31, 2020	$	$	$	$	$
Leasehold Improvements	-	-	259,981	173,371	173,371
Computers	-	-	63,964	32,095	32,095
Furniture Fixtures Equipment	3,094	-	31,126	21,123	21,123
Lab Equipment	98,050	85,263	193,185	171,505	256,768
	101,144	85,263	548,256	398,094	483,357

19.	Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

The Corporate office and R&D lab space located in Kelowna, British Columbia, Canada is leased until November 15, 2023, with a five-year renewal option. In addition to minimum lease payments, the lease requires us to pay property taxes and operating costs which are subject to annual adjustments.

Right of use assets - operating leases:	$
February 28, 2021	109,306
Amortization	(9,050)
Total right of use assets	100,256
Liabilities:
February 28, 2021	107,738
Lease payments	(10,987)
Interest accretion	1,898
Total lease liabilities	98,649

Operating lease cost as at May 31, 2021
Operating cash flows for lease	10,948
Remaining lease term (years)	2.42
Discount rate	7.25%

Page 15 of 31

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of May 31, 2021:

2021	10,987
2022	44,599
2023	44,816
2024	7,469
Thereafter	-
Total lease payments	107,871
Less: imputed interest	(9,222)
Present value of operating lease liabilities	98,649
Less: current obligations under leases	(38,485)
Total	60,164

20.	Prepaid Expenses and Deposit

Prepaid expenses consist of the following at May 31, 2021 and August 31, 2020:

	May 31	August 31
	2021	2020
	$	$
Advertising & conferences	65,350	21,878
Consulting	24,962	-
Legal fees	24,370	47,498
Licence, filing fees, dues	41,375	8,541
Office & insurance	14,382	78,792
Research & development	-	25,386
	170,439	182,095

21.	Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2020
Common stock	56,250	9,997	(38,584)
Total	56,250	9,997	(46,926)	19,321
May 31, 2021
Common stock	524,513	24,410	(111,220)
Total	524,513	34,407	(158,146)	400,774

Unrealized gains and losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Page 16 of 31

22.	Discontinued Operations

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

Determination of the date of recognition was based on the closing date, final clearance and approval by the TSX Venture Exchange (TSXV) of the share issuances forming part of the consideration. As all consideration is in C$ and the share value is based on fixed C$ values, regardless of the share price of the underlying stock, the amounts were translated at the spot foreign exchange rate on the closing date. The valuation of the note receivable was included at its nominal value of $NIL as payment of the note is not determinable.

On November 19, 2020, the Company entered a definitive asset sale agreement through its wholly owned subsidiary Lexaria CanPharm ULC to sell certain non-core business assets to Hill Street Beverage Company (“Hill Street”) (TSXV: BEER) for gross proceeds of $3,850,000.

With the closing of the sale on December 10, 2020, the Company received C$350,000 in cash, 6,031,363 restricted common shares at a fair value of C$500,000 as the first required equity-based payment, and a C$2,000,000 promissory note bearing interest at 10% per annum. The promissory note was included at its nominal value of $NIL. Pursuant to the terms of the transaction, the Company will receive an additional C$1,000,000 worth of common shares of Hill Street in two equal tranches at eight and sixteen months post-closing.

Gain on asset disposal
Book value of assets sold	$-
Cash consideration	273,373
Shares received	468,264
Shares receivable	781,067
Promissory note	-
$1,522,704

The financial results of the group of assets sold are presented as income (loss) from discontinued operations, net of income taxes in our consolidated statement of income. The following table presents financial results of the assets:

	NINE MONTHS ENDED
	May 31	May 31
	2021	2020
Revenue	$3,000	$114,750
Operating expenses	(25,000)	(30,795)
Net income (loss)	$(22,000)	$83,795

Page 17 of 31

The following table presents cash flows of discontinued operations:

	NINE MONTHS ENDED
	May 31	May 31
	2021	2020
Cash flows used in discontinued operating activities
Net income (loss)	$(22,000)	$83,795
Change in working capital	105,000	(85,670)
Net cash used in discontinued operating activities	$83,000	$(1,875)

Net cash provided by (used in) discontinued operations	83,000	$(1,875)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the assets:

	May 31	August 31
	2021	2020
Current Assets
Accounts receivable	$-	$105,250
Total assets classified as discontinued operations in the consolidated balance sheet	-	105,250

Current Liabilities
Accounts payable	-	250
Total liabilities classified as discontinued operations in the consolidated balance sheet	$-	$250

23.	Subsequent Events

On June 8, 2021, the Company announced the issuance of 87,935 stock options at $7.08 for a period of five years. The Options were issued pursuant to the Company’s registered Incentive Equity Plan and bear a four-month restrictive hold period pursuant to the policies of the Canadian Securities Exchange (“CSE”).

Page 18 of 31

On June 29, 2021, the Company announced the results of its Annual General Meeting held on June 28, 2021. The shareholders approved an amendment to the Company’s Equity Incentive Plan for the issuance of an additional 249,143 common shares.

Since Lexaria’s listing on the NASDAQ in January 2021 we have noted a significant reduction in its Canadian stockholders’ base and associated low trading volumes of the Company’s shares (CSE:LXX) on the CSE. As such the Company announced it had requested approval for a voluntary delisting from the CSE. On June 30, 2021, the Company received preliminary approval for delisting from the CSE and on July 8, 2021, the shares ceased to be traded on that exchange.

On July 13, 2021 the Company announced it had been granted its first patent in Japan.

Page 19 of 31

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. These statements relate to future events or our future financial performance. Any forward-looking statements are based on our present beliefs and assumptions as well as the information currently available to us. In some cases, forward-looking statements are identified by terminology such as “may”, “will”, “should”, “could”, “targets”, “goal”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in Item 1(A) in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on October 14, 2020, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “C$” refer to Canadian dollars and all references to “common shares” and “shares” refer to the common shares in our capital stock, unless otherwise indicated. The terms “Lexaria” “we”, “us”, “our” and “Company” mean Company and/or our subsidiaries, unless otherwise indicated.

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes in this quarterly report on Form 10-Q, and our audited financial statements with notes in our annual report on Form 10-K for the year ended August 31, 2020.

Overview

We are a biotechnology research and development (“R&D”) company focused on developing and out licensing our patented DehydraTECH™ technology. DehydraTECH improves delivery orally and topically of active ingredients and drugs. The Company is focusing its capital and management time on its pursuit of intellectual property, the development of strategic partnerships with licensees for our patented DehydraTECH technology in exchange for up front and/or staged licensing fees and/or royalty payments over time, and an expanding portfolio of patent pending applications.

Page 20 of 31

Our current patent portfolio includes patent family applications or grants pertaining to our method of improving bioavailability and taste, and the use of DehydraTECH as a delivery platform for a wide variety of Active Pharmaceutical Ingredients (“APIs”) including, but not limited to, fat soluble vitamins; nonsteroidal anti-inflammatory drugs (“NSAIDs”); anti-viral drugs; phosphodiesterase inhibitors; human hormones; regulated cannabinoids, and nicotine and its analogs.

The Company currently has over 50 patent applications pending worldwide and on April 30, 2021 the Company was granted its first patent in India for its third patent family titled “Stable ready-to-drink beverage compositions comprising lipophilic active agents” representing its 19th patent granted to date.

On July 13, 2021, the Company announced its first patent issued in Japan for its third patent family titled “Stable ready-to-drink beverage compositions comprising lipophilic active agents” and becomes the 20th patent granted to Lexaria.

The Company’s issued patents in the United States, Australia, Europe, India and Japan are as follows:

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
AUS 2015274698	06/15/2017
AUS 2017203054	08/30/2018
AUS 2018202562	08/30/2018
AUS 2018202583	08/30/2018
AUS 2018202584	01/10/2019
AUS 2018220067	07/30/2019
EP 3164141	11/11/2020
AUS 2016367036	07/30/2019	Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
AUS 2016367037	08/15/2019	Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents
IN 365854	04/30/2021
JP 2017-554607	06/30/2021

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

Page 21 of 31

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

Public Offering and NASDAQ Listing

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

Page 22 of 31

Asset Sale

On December 10, 2020 the Company announced that it closed the sale of its non-pharmaceutical THC-related assets (“the Assets”) held within Lexaria CanPharm ULC to Hill Street Beverage Company Inc. Lexaria received C$350,000 in cash, 6,031,363 restricted common shares of Hill Street at fair value of C$500,000 as the first required equity-based payment, a promissory note having a principal amount of C$2,000,000 and bearing interest at the rate of 10% per annum, and a limited license to use the DehydraTECH technology outside of Canada and the US for certain non-pharmaceutical, therapeutic and medicinal products that contain 0.3% or greater THC which are not classified by a national regulator as drug, pharmaceutical or biopharmaceutical product. Pursuant to the terms of the transaction, Lexaria will receive another C$1,000,000 worth of common shares of Hill Street over a period sixteen months in C$500,000 issuances eight and sixteen months after the closing date.

Impact of COVID-19

The COVID-19 pandemic continues to present uncertainty and unforecastable new risks to the Company and its’ business plan. Restrictions on national and international travel and required business closures present challenges in carrying out normal business activities related to corporate finance efforts and the pursuit of new customers throughout North America who might otherwise access the retail products of our licensees. As a result, the pandemic has increased risk of lower revenues and higher losses. To date, we have not experienced a material impact on our financial statements, impairments of any of our assets or any major business disruptions, including with our vendors.

We have made modifications to our normal operations including requiring team members to work remotely on a staggered basis. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel. At this time, these measures will continue in force for the near term.

We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, provincial, or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. We do not know when, or if, it will become practical to relax or eliminate some or all these measures entirely.

Research and Development

During the quarter ended May 31, 2021, Lexaria incurred $454,443 (May 2020 $24,577) in R&D expenditures. Specific R&D programs are in ongoing development and align to our financial ability to undertake each research phase for each API. Due to our expanding portfolio coverage, we continually examine accelerated timetable options for testing, research, and development of each API.

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

Page 23 of 31

Historically the Company has conducted in vitro and in vivo absorption tests of our DehydraTECH technology of molecules such as: CBD, ibuprofen, and nicotine which supplied us with knowledge and understanding to perform subsequent testing on nicotine and CBD with generally positive results. Our work during 2018 wherein we conducted our first ever human clinical absorption tests on CBD also yielded positive results and we discovered that DehydraTECH-processed CBD was effective in lowering human blood pressure, leading to expanded plans to evaluate DehydraTECH-processed CBD during 2021 for potential blood pressure reduction outcomes. In our first tests of representative drugs from two classes of antiviral therapies we had positive results which we announced in December of 2020. During the second quarter ended May 31, 2021, the Company announced the positive results of its CBD DehydraTECH 2.0 enhanced formulations. Ongoing testing plans are proceeding to further define molecular compatibility, absorption rates, timing and viable formats of delivery. Our R&D is conducted with the goal of further defining DehydraTECH’s value with the goal of commercialization and revenue generation.

During the period ended May 31, 2021, the Company received results from certain of its animal studies which tested new formulations of DehydraTECH (“DehydraTECH 2.0”) enabled cannabidiol (“CBD”) for the purposes of future use in human clinical trial studies focusing on the efficacy of DehydraTECH 2.0 formulations for treating hypertension. The Company was also able to report generally positive results from pharmacokinetic testing in the R&D studies and most recent advancements with antiviral and hypertension drugs in our investigatory programs.

The Company continues to report progress on its R&D programs through its filing of Form 8-Ks and other public releases. These results of these programs can also be found on the Company’s website: www.LexariaBioscience.com.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the periods reported. These estimates, judgments and assumptions are reasonable based on information available to management at the time that such estimates, judgments and assumptions are made. We believe that understanding the basis and nature of the estimates, judgments and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials. For a discussion of our critical accounting estimates, please read Note 3 to our financial statements in our Annual Report on Form 10-K for the year ended August 31, 2020. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2020.

Capital Assets

Capital assets are stated at cost less accumulated depreciation and depreciated using the straight-line method over their useful lives or otherwise by units of production.

Page 24 of 31

Patents

Capitalized patent costs represent legal costs incurred to establish patents. When patents reach a mature stage, any associated legal costs are typically maintenance fees and expensed as incurred. Capitalized patent costs are amortized on a straight-line basis over the remaining life of the patent.

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

Funding Requirements

We anticipate that our expenses will increase substantially in connection with our ongoing R&D program, specifically with respect to our animal and human clinical trials of our DehydraTECH formulations for the purposes of treating hypertension and infectious diseases. We also anticipate incurring additional costs associated with operating a Nasdaq listed company. Accordingly, we expect to incur operating losses and negative cash flows for the foreseeable future.

Through May 31, 2021, we have funded our operations primarily with proceeds from the sale of our common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $2,883,483 and $3,202,238 for the nine months ended May 31, 2021 and 2020, respectively.

The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and/or raising additional capital. The accompanying financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations. The recurring losses from operations and net capital deficiency do raise doubt about the Company’s ability to continue as a going concern within one year following the date that these consolidated financial statements are issued. As of the issuance date of these consolidated interim financial statements, we expect our cash and cash equivalents of approximately $8.1m as at May 2021 will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of fiscal 2022.

Page 25 of 31

Results of Operations for our Period Ended May 31, 2021, and 2020

Our net loss and comprehensive loss for the nine months ended and the changes between those periods for the respective items are summarized as follows:

	NINE MONTHS ENDED
	May 31	May 31
	2021	2020	Change
	$	$	$
Revenue	691,717	250,804	440,913
Consulting fees & salaries	1,960,468	1,949,234	11,234
Legal and professional	529,776	289,614	240,162
Other general and administrative	540,230	934,721	394,491
Discontinued operations	(22,000)	83,795	105,795
Net Loss	(2,861,483)	(3,286,033)	(424,550)

Revenue

Product revenues of $360,558 and licensing usage fees of $326,474 represent significant increases in intermediate product sales and related licensing usage fees during period ended May 31, 2021, that exclusively consist of sales to business customers. Intermediate products we produce are typically a DehydraTECH processed powder which easily allows consumer product third-party companies to include it in their product’s manufacturing process for their existing products.. The majority of our revenue was based on one licensee as they ramped up their production and product distribution.

A number of our licensees are experiencing suspended business activities due to the impact of COVID-19 on markets and consumer spending; however this phenomenon was substantially mitigated following the sale of our THC-related business division that closed on December 9, 2020. The abilities of other licensees to generate ongoing sales, thereby increasing usage fees are expected to increase as the effects of the pandemic are eventually diminished . We have continued strong interest in our intermediate products but cannot predict how long the pandemic will affect purchasing decisions of retail customers that ultimately affect the consumer product manufacturers that utilize our intermediate products. Nor can we predict when recovery of the general economy will translate into increasing licensing or usage revenues.

Our licensing revenues consist of IP licensing fees for the transfer of the Technology and usage fees that occur over time. IP licensing fees are due at the signing of definitive agreements for the Technology and can include payments due upon transfer of the Technology and installment payments that are receivable within 12 months (Note 7).

General and Administrative

Our total general and administrative expenses decreased by $394,491 during the period ended May 31, 2021, over the same period last year. The increase is primarily comprised of increases to outreach programs, patent filings and licenses, fees and dues  offset by reductions in consulting and related incentive costs, and travel expenses.

Page 26 of 31

Research and Development

 Expenditures on R&D increased by $504,525 for the period ended May 31, 2021, as the company undertook several studies within its 2021 applied research and development program.

Consulting Fees

Our consulting fees increased by $11,234 primarily due to non-cash stock-based compensation on warrants and options granted which were included in 2020 and were partially offset by management bonuses paid in 2021.

Legal and Professional Fees

Our professional fees increased by $240,162 during the period primarily compared to the same period in the prior year due to increased patent and trademark filings, the up list to the Nasdaq Capital Markets, and additional advisory services utilized. We recognize certain legal fees, tax advice fees, and accounting services all as “Professional Fees.”

Liquidity and Financial Condition

Working Capital	May 31	August 31
	2021	2020
	$	$
Current assets	9,685,560	1,926,211
Current liabilities	(221,217)	(226,167)
Net Working Capital	9,464,343	1,700,044

The Company’s working capital balance increased significantly during the period due to the underwritten public offering on January 12, 2021.

Cash Flows	May 31	May 31
	2021	2020
	$	$
Cash flows (used in) provided by operating activities	(2,910,451)	(1,926,211)
Cash flows (used in) provided by investing activities	193,882	(13,205)
Cash flows (used in) provided by financing activities	9,448,332	2,743,383
Net cash flows (used in) discontinued operations	83,000	(1,875)
Increase (decrease) in cash	6,814,763	740,262

Operating Activities

Net cash used in operating activities increased by $984,240 for the period compared with cash used in operating during the same period in 2020. This difference was largely due to the increased costs pertaining to professional fees, listing on the NASDAQ, outreach programs and other costs related to required filings.

Page 27 of 31

Investing Activities

Net cash from investing activities increased by $207,087 over 2020 from the disposition of assets offset through the capitalization of patent filings.

Financing Activities

Net cash provided from financing activities increased $6,704,949 during the period ended May 31, 2021, primarily relating to the difference between the underwritten public offerings in 2021 vs 2020.

Liquidity and Capital Resources

We have accumulated a large deficit since inception that has primarily resulted from executing our business plan including R&D expenditures, we have made in seeking to identify and develop our intellectual property patents for licensing and product creation. We expect to continue to incur losses for at least the short term.

To date, we have obtained cash and funded our operations primarily through equity financings and limited amounts from revenue generation while our licensees ramp up production and market expansions. We expect to continue to evaluate various funding alternatives on an ongoing basis as needed to maintain operations, to continue our research programs and to expand our patent portfolio. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our stockholders view as favorable. Market volatility and global economics may have a significant impact on the availability of funding sources and the terms at which any funding may be available.

Short Term Liquidity

On January 12, 2021, we closed an underwritten public offering for net proceeds of $9,471,495, issuing 1,828,571 units consisting of one common share and one warrant for $5.25. On May 31, 2021, we had $8,108,512 in cash and cash equivalents and working capital of $9,464,343. Based on our current research and development programs, we project cash resources are sufficient to allow us to continue operations for at least the next twelve months from the date of this Quarterly Report.

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

Cash requirements will vary depending on the results of research programs and the requirements of each industry segment pursued. Pursuit of each segment will progress or be curtailed based on available sources of cash with which to execute individual segment business plans. The requirements will also be affected by transactions with existing or new relationships and the depth of regulatory requirements in each segment for compliance required to approve our IP and to market and license it. These changes to requirements and transactions may impact our liquidity as well as affect our expenditures.

Page 28 of 31

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

As of May 31, 2021, the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO, President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President, CEO and the CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with US GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2021, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management reviewed the results of their assessment with our Board.

Inherent limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, regulations, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human error. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2021 our controls and controls processes remained consistent with August 31, 2020. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2021 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Our control processes are designed to include remote workers, which we have utilized for many years. The advent of the COVID-19 pandemic has not materially impacted our internal controls over financial reporting other than increasing requirements for social distancing and some additional remote working requirements for staff.

Page 29 of 31

PART II-OTHER INFORMATION

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

Item 2. Exhibits, Financial Statement Schedules

a)	Financial Statements

	1)	Financial statements for our Company are listed in the index under Item 1 of this document

	2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
3.3	Amendment to Articles of Incorporation - Share Consolidation (Filed on Form 8-K May 29th, 2009 Exh 3.1)
3.4	Amendment to Articles of Incorporation - Share Expansion (Filed on Form 8-K March 10th, 2010)
3.5	Amendment to Articles of Incorporation -Share Forward Split (Filed on Form 8-K December 16th, 2015 Exh 3-1)
3.6	Amendment to Articles of Incorporation - Name Change (Filed on Form 8-K May 11th, 2016 Exh 99.1)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Equity Incentive Plan as amended on June 28, 2021
(10)	Material Contracts
10.1	Employment Agreement dated April 15, 2021 with Gregory Downey
(21)	Subsidiaries
21.1	Lexaria Canpharm ULC, a British Columbia Canada corporation
21.2	Poviva Corp, a Nevada corporation
21.3	Lexaria Hemp Corp., a Delaware corporation
21.4	Lexaria Nicotine LLC, a Delaware corporation
21.5	Lexaria Canpharm Holding Corp., a Nevada corporation
21.6	Lexaria Pharma Corp., a Delaware corporation

(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: July 15, 2021

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
Date: July 15, 2021

By:	/s/ John Docherty
John Docherty
President and Director
Date: July 15, 2021

By:	/s/ Greg Downey
Greg Downey CPA, CMA
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: July 15, 2021

Page 31 of 31