Form 10-Q
period 2021-11-30
Lexaria Bioscience Corp.
filed 2022-01-14
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

Registrant’s Telephone number, including area code: 1.250.765.6424

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

5,950,998 common shares as of January 13, 2022

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 31

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	November 30,	August 31,
	2021	2021
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$9,682,271	$10,917,797
Marketable securities	493,424	833,841
Accounts receivable	461,512	342,401
Inventory	26,966	29,648
Prepaid expenses and deposit	237,223	319,253
Total Current Assets	10,901,396	12,442,940

Non-current assets, net
Lease right of use	81,656	91,041
Intellectual property	378,746	364,623
Property & equipment	384,144	368,213
Total Non-current Assets	844,546	823,877
TOTAL ASSETS	$11,745,942	$13,266,817

LIABILITIES
Current
Accounts payable and accrued liabilities	$189,542	$100,723
Due to a related party	-	5,223
Loan payable	7,817	7,926
Lease payable	40,340	39,404
Total Current Liabilities	237,699	153,276

Long Term
Lease payable	39,629	49,989
Total Long Term Liabilities	39,629	49,989
TOTAL LIABILITIES	277,328	203,265

STOCKHOLDERS’ EQUITY
Share Capital
Authorized: 220,000,000common voting shares with a par value of $0.001per share Issued and outstanding: 5,726,699common shares at November 30, 2021 and at August 31, 2021	5,727	5,727
Additional paid-in capital	45,497,658	45,089,114
Deficit	(33,822,361)	(31,829,204)
Equity attributable to shareholders of the Company	11,681,024	13,265,637
Non-controlling Interest	(212,410)	(202,085)
Total Stockholders’ Equity	11,468,614	13,063,552
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,745,942	$13,266,817

 The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 3 of 31

LEXARIA BIOSCIENCE CORP.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED NOVEMBER 30,
	2021	2020
	(Unaudited)
Revenue	$13,880	$295,656
Cost of Goods Sold	5,570	64,478
Gross profit	8,310	231,178

Expenses
Research and development	458,709	192,261
Office and administration	1,553,083	752,038
Gross loss	2,011,792	944,299

Net loss from continuing operations	(2,003,482)	(713,121)
Discontinued operations
Income (loss) from discontinued operations	-	3,000

Net loss and comprehensive loss for the period	$(2,003,482)	$(710,121)
Net loss and comprehensive loss attributable to:
Common shareholders	$(1,993,157)	$(696,028)
Non-controlling interest	$(10,325)	$(14,093)

Basic and diluted income (loss) per share
Continuing operations	$(0.35)	$(0.24)
Discontinued operations	-	0.00
Total	$(0.35)	$(0.24)

Weighted average number of common shares outstanding
Basic and diluted	5,726,699	3,001,476

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 4 of 31

LEXARIA BIOSCIENCE CORP.

 CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in U.S. Dollars)

	THREE MONTHS ENDED November 30,
	2021	2020
	(Unaudited)
Cash flows used in operating activities
Net loss and comprehensive loss	$(2,003,482)	$(710,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	408,544	48,887
Depreciation and amortization	27,930	27,929
Inventory write-off	-	1,765
Bad debt expense	-	12,000
Noncash right-of-use lease expense	9,385	8,727
Unrealized (gain) loss on marketable securities	340,417	(24,410)
Unrealized foreign exchange	(109)	182
Lease accretion	1,562	-
Change in working capital
Accounts receivable	(119,111)	(230,405)
Inventory	2,914	(6,067)
Prepaid expenses and deposits	82,030	46,079
Accounts payable and accrued liabilities	88,819	(3,825)
Due to related parties	(5,223)	28,481
Deferred revenue	-	(8,755)
Net cash used in by operating activities	$(1,166,324)	$(809,533)

Cash flows used in investing activities
Purchase of equipment	(42,375)	-
Intellectual property	(15,840)	(5,775)
Net cash (used in) provided by investing activities	$(58,215)	$(5,775)

Cash flows from financing activities
Lease Payments	(10,987)	(8,767)
Net cash provided by financing Activities	$(10,987)	$(8,767)

Net cash provided by discontinued operations	$-	$55,667

Net change in cash for the period	(1,235,526)	(768,408)
Cash at beginning of period	10,917,797	1,293,749
Cash at end of period	$9,682,271	$525,341

Supplemental information of cash flows:
Income taxes paid in cash	$-	$3,450

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 5 of 31

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

			ADDITIONAL			TOTAL
	COMMON STOCK		PAID-IN			STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	EQUITY
			$ $		$ $
Balance August 2020	3,001,476	3,001	30,324,398	(27,802,198)	(42,943)	2,482,258
Stock based compensation	-	-	48,887	-	-	48,887
Net loss	-	-	-	(696,028)	-	(696,028)
Non-controlling interest	-	-	-	-	(14,093)	(14,093)
Balance November 30, 2020	3,001,476	3,001	30,373,285	(28,498,226)	(57,036)	1,821,024
Stock based compensation	-	-	17,154	-	-	17,154
Brokered placement	2,102,856	2,104	9,469,393	-	-	9,471,497
Net Income	-	-	-	404,111	-	404,111
Non-controlling interest	-	-	-	-	(10,921)	(10,921)
Balance February 28, 2021	5,104,332	5,105	39,859,832	(28,094,115)	(67,957)	11,702,865
Stock based compensation	-	-	343,966	-	-	343,966
Warrants issued for services	-	-	785,895	-	-	785,895
Net loss	-	-	-	(2,556,997)	-	(2,556,997)
Non-controlling interest	-	-	-	-	(9,555)	(9,555)
Balance May 31, 2021	5,104,332	5,105	40,989,693	(30,651,112)	(77,512)	10,266,174
Exercise of warrants	610,189	610	4,014,433	-	-	4,015,043
Shares issued for services	12,178	12	84,988	-	-	85,000
Net loss	-	-	-	(1,178,092)	-	(1,178,092)
Non-controlling interest	-	-	-	-	(124,573)	(124,573)
Balance August 31, 2021	5,726,699	5,727	45,089,114	(31,829,204)	(202,085)	13,063,552
Stock based compensation	-	-	408,544	-	-	408,544
Net loss	-	-	-	(1,993,157)	-	(1,993,157)
Non-controlling interest	-	-	-	-	(10,325)	(10,325)
Balance November 30, 2021	5,726,699	5,727	45,497,658	(33,822,361)	(212,410)	11,468,614

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 6 of 31

LEXARIA BIOSCIENCE CORP.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

(Expressed in U.S. Dollars)

1.	Nature of Business

Lexaria Bioscience Corp. (“Lexaria”, “we”, “our” or the “Company”) is a research and development focused biotechnology company pursuing the enhancement of the bioavailability of a diverse and broad range of active pharmaceutical ingredients (“API”) using our proprietary DehydraTECH drug delivery technology.

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

The Company is headquartered in Kelowna, British Columbia, Canada. The corporate website is www.lexariabioscience.com

Going Concern Analysis

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

Since inception, the Company has incurred significant operating and net losses. The losses attributable to common shareholders were $4.2m, $4.1m and $4.2m for the years ended August 31, 2021, 2020 and 2019, respectively. As of November 30, 2021, we had an accumulated deficit of $33.8m. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licencing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

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

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. As of November 30, 2021, the Company had cash of approximately $9.7m. We believe this is sufficient to enable the Company to fund its operating and R&D expenses and any capital expenditure requirements through one year from the issuance date of these unaudited consolidated financial statements.

Page 7 of 31

COVID-19

Impacts of COVID-19 Pandemic

The emergence of the COVID-19 pandemic in 2020 continues to present uncertainty and unforecastable new risks to the Company and its business plans. As of November 30, 2021, there has been no material impact on the Company’s financial position as a direct result of the pandemic. However, the Company has experienced some supply chain disruptions and shortages in the timely procurement of ingredients and supplies used in both our R&D activities and production. Management views this situation as transitory but cannot predict the length of time it may take for these disruptions to dissipate or if there will be a significant economic effect on the Company’s operations. In the interim, it may cause delays in carrying out our research studies and in our production schedules.

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

We continue to actively monitor the evolving effects of COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, provincial, or local authorities, or that we determine are in the best interests of our employees and third parties with which we do business. We do not know when it will become practical to relax or eliminate some or all these measures entirely. The economic effect of a prolonged pandemic is difficult to predict and could result in material financial impact in the Company’s future reporting periods.

2.	Significant Accounting Policies

The significant accounting policies of the Company are consistent with those of our audited financial statements on Form 10-K for the year ended August 31, 2021.

3.	Basis of Consolidation

These interim consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries; Lexaria CanPharm ULC, Lexaria CanPharm Holdings Corp., PoViva Corp., Lexaria Hemp Corp., Kelowna Management Services Corp., and Lexaria Pharmaceutical Corp., and our 83.333% owned subsidiary Lexaria Nicotine LLC (16.667% Altria Ventures Inc., an indirect wholly owned subsidiary of Altria Group, Inc.). All significant intercompany balances and transactions have been eliminated upon consolidation.

Page 8 of 31

4.	Basis of Presentation

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements and notes thereto included in our annual report filed on Form 10-K for the year ended August 31, 2021.

5.	Estimates and Judgements

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the Company’s accounting policies require us to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates used by the Company are reasonably likely to occur from time to time, which may have a material effect on the presentation of financial condition and results of operations.

The Company reviews these estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. Although we believe that these estimates are reasonable actual results could differ.

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the audited consolidated financial statements for the year ended August 31, 2021.

6.	Recent Accounting Guidance

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

Page 9 of 31

7.	Accounts and Other Receivables

	November 30,	August 31,
	2021
	$	$
Trade and deposits receivable	7,292	16,553
Sale of assets - shares receivable	278,107	287,107
Sales tax receivable	176,113	47,741
	461,512	342,401

8.	Inventory

	November 30,	August 31,
	2021
	$	$
Raw materials	26,516	29,648
Work in progress	450	-
	26,966	29,648

During the period ended November 30, 2021, the Company wrote down $Nil (November 30, 2020 -$1,765) in finished goods.

9.	Intellectual Property

The following is a list of US capitalized patents held by the Company:

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020

Page 10 of 31

A continuity schedule for capitalized patents is presented below:

	November 31,	August 31,
	2021
	$	$
Balance – beginning	364,623	292,000
Addition	15,840	79,493
Amortization	(1,717)	(6,870)
Balance – ending	378,746	364,623
Patents are amortized over their 20 year legal life.

10.	Property & Equipment

Three Months Ended November 30, 2021	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance November 30, 2021
	$	$	$	$	$
Leasehold improvements	259,981	(13,509)	-	(154,157)	105,824
Computers	63,964	(4,921)	-	(56,471)	7,493
Furniture fixtures & equipment	31,126	(1,604)	-	(18,024)	13,102
Lab equipment	291,235	(6,410)	42,375	(75,885)	257,725
	646,306	(26,444)	42,375	(304,537)	384,144

Year Ended August 31, 2021	Cost	Period Amortization	Disposal	Accumulated Amortization	Net Balance August 31, 2021
	$	$	$	$	$
Leasehold improvements	259,981	(54,038)	-	(140,648)	119,333
Computers	63,964	(19,681)	-	(51,550)	12,414
Furniture fixtures & equipment	34,220	(6,417)	(3,094)	(16,420)	14,706
Lab equipment	291,235	(35,008)	-	(69,475)	221,760
	649,400	(115,144)	(3,094)	(279,093)	368,213

During the three-month period ended November 30, 2021, $231 of amortization was included in the cost of goods sold.

Page 11 of 31

11.	Accounts Payable and Accrued Liabilities

	November 30,	August 31,
	2021
	$	$
Accounts Payable
Trades payable	172,881	54,668
Sales tax payable	6,556	-
Accrued Liabilities
Corporate tax payable	1,055	1,055
Trades payable	9,050	45,000
Balance	189,542	100,723

12.	Common Shares and Warrants

The fair value of share purchase warrants granted was estimated as of the date of the grant by using the Black-Scholes option pricing model. During the quarter ended November 30, 2021, the Company issued no warrants.

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance August 31, 2020	471,608	16.77
Cancelled/expired	(44,161)	67.50
Exercised	(610,189)	6.58
Issued	2,630,017	6.58
Balance August 31, 2021	2,447,275	8.00
Cancelled/expired	(25,292)	4.57
Balance November 30, 2021	2,421,983	8.04

A summary of warrants outstanding as of November 30, 2021, is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
7,500	0.96 years	24.00
100,000	2.38 years	9.00
200,000	2.38 years	7.00
51,814	2.96 years	36.00
8,984	3.00 years	36.00
16,667	3.29 years	9.00
317,190	3.43 years	10.50
1,719,828	4.13 years	6.58
2,421,983	3.86 years	8.04

Page 12 of 31

15.	Stock Options

The Company has established the Equity Incentive Plan whereby the board of directors may, from time to time, grant up to 510,433 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised within five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors.

The Company granted the following options during the quarter ended November 30, 2021:

Quantity	Exercise Price $	Life (Years)
81,800	6.23	5
81,800	6.23

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $
Balance August 31, 2020	171,604	11.17
Cancelled/expired	(50,334)	10.76
Granted	84,900	5.41
Balance August 31, 2021	206,170	8.90
Cancelled	(3,334)	9.60
Granted	81,800	6.23
Balance November 30, 2021 (Outstanding)	284,636	8.12	3.86	4,820
Balance November 30, 2021 (Exercisable)	270,803	8.22	3.84	2,740

The fair value of share purchase options granted were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

November 30, 2021
Expected volatility	119%
Risk-free interest rate	0.85%
Expected life	5 years
Dividend yield	0%
Estimated fair value per option	$5.10

Page 13 of 31

16.	Revenues

	November 30, 2021 $	November 30, 2020 $
Product sales	7,000	164,990
Licensing revenue	-	130,584
Other revenue	6,880	82
Income from ongoing operations	-	295,656
Income from discontinued operations	-	3,000
	13,880	298,656

Product revenues of $7k and licensing usage fees of $Nil represent significant declines in intermediate product sales and related licensing usage fees during the period ended November 30, 2021.

17.	Related Party Transactions

Due to related parties:

Related party transactions are recorded at the exchange amount established and agreed to between the related parties. As at November 30, 2021, $Nil (August 31, 2021 - $5,233) was payable to and included in due to related parties.

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

Three Months Ended November 30, 2021	IP Licensing $	Products $	Corporate $	Consolidated Total $
Revenue	-	7,000	6,880	13,880
Cost of goods sold	-	(5,572)	-	(5,572)
Operating expenses	(837,750)	(77,002)	(1,097,040)	(2,011,792)
Segment loss	(837,750)	(75,574)	(1,090,160)	(2,003,484)
Total assets	724,665	116,060	10,905,217	11,745,942

Three Months Ended November 30, 2020	IP Licensing $	Products $	Corporate $	Consolidated Total $
External revenue	130,584	165,072	-	295,656
Cost of goods sold	-	(64,478)	-	(64,478)
Operating expenses	(127,868)	(92,038)	(724,393)	(944,299)
Discontinued operations	3,000	-	-	3,000
Segment income(loss)	5,716	8,556	(724,393)	(710,121)
Total assets	817,830	125,963	1,230,527	2,174,320

Page 14 of 31

Capital Asset by Region	Cost US	Addition US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Three Months Ended November 30, 2021	$	$	$	$	$	$
Leasehold Improvements	-	-	-	259,981	105,824	105,824
Computers	-	-	-	63,964	7,493	7,493
Furniture Fixtures Equipment	-	-	-	31,126	13,102	13,102
Lab Equipment	98,050	42,375	110,377	193,185	147,348	257,725
	101,144	42,375	110,377	548,256	273,767	384,144

Capital Asset by Region	Cost US	Disposal US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Year Ended August 31, 2021	$	$	$	$	$	$
Leasehold Improvements	-	-	-	259,981	119,333	119,333
Computers	-	-	-	63,964	12,414	12,414
Furniture Fixtures Equipment	3,094	(3,094)	-	31,126	14,706	14,706
Lab Equipment	98,050	-	69,580	193,185	152,180	221,760
	101,144	(3,094)	69,580	548,256	298,633	368,213

19.	Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

The Corporate office and R&D lab space located in Kelowna, British Columbia, Canada is leased until November 15, 2023, with a five-year renewal option. In addition to minimum lease payments, the lease requires us to pay property taxes and operating costs which are subject to annual adjustments.

	November 30, 2021	August 31, 2021
	$	$
Right of use assets - operating leases	126,920	126,920
Amortization	(45,264)	(35,879)
Total lease assets	81,656	91,041
Liabilities:	89,393	125,431
Lease payments	(10,987)	43,950)
Interest accretion	1,563	7,912
Total lease liabilities	79,969	89,393

Operating lease cost	81,657	91,041
Operating cash flows for lease	10,987	43,950
Remaining lease term	1.9 Years	2.1 Years
Discount rate	7.50%	7.50%

Page 15 of 31

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of November 30:

2022	33,611
2023	44,816
2024	7,469
Thereafter	-
Total lease payments	85,896
Less: imputed interest	(5,927)
Present value of operating lease liabilities	79,969
Less: current obligations under leases	(40,340)
Total	39,629

-

20.	Prepaid Expenses and Deposits

Prepaid expenses consist of the following at November 30, 2021, and August 31, 2021:

	November 30,	August 31,
	2021
	$	$
Advertising & conferences	142,787	168,760
Consulting	-	18,750
Legal fees	25,000	31,380
Licence, filing fees, dues	8,500	19,500
Office & insurance	60,936	80,863
	237,223	319,253

21.	Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2021
Common stock	1,037,025	16,243	(219,427)
Total	1,037,025	16,243	(219,427)	833,841
November 30, 2021
Common stock	-	-	(340,417)
Total	1,037,025	16,243	(559,844)	493,424

Unrealized gains and losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Page 16 of 31

22.	Discontinued Operations

On November 19, 2020, the Company entered a definitive asset sale agreement through its wholly owned subsidiary Lexaria CanPharm ULC to sell certain non-core business assets to Hill Street Beverage Company (“Hill Street”) (TSX-V: BEER) for gross proceeds of C$3,850,000.

With the closing of the sale on December 10, 2020, the Company received C$350,000 in cash, 6,031,363 restricted common shares at a fair value at C$500,000 as the first required equity-based payment, and a C$2,000,000 promissory note bearing interest at 10% per annum. The promissory note was included at its nominal value of $NIL. Pursuant to the terms of the transaction, the Company will receive an additional C$1,000,000 worth of common shares of Hill Street of which C$643,939 worth of Hill Street shares were issued to the Company on August 9, 2021, and the remaining C$356,061 worth of Hill Street shares are to be issued on April 9, 2022.

Gain on asset disposal
Book value of assets sold	$-
Cash consideration	273,373
Shares received	468,264
Shares receivable	781,067
Promissory note	-
$1,522,704

The financial results of the group of assets sold are presented as income (loss) from discontinued operations, net of income taxes in our consolidated statement of income. The following table presents financial results of the assets:

	THREE MONTHS ENDED
	November 30,
	2021	2020
Revenue	$-	$3,000
Operating Expenses	-	-
Net Income (loss)	$-	$3,000

The following table presents cash flows of discontinued operations:

	THREE MONTHS ENDED
	November 30,
	2021	2020
Cash flows used in discontinued operating activities
Net income	$-	$3,000
Change in working capital	-	55,667
Net cash used in discontinued operating activities	$-	$58,667

Net cash provided by discontinued operations	-	$58,667

Page 17 of 31

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the assets:

	November 30,	August 31,
	2021	2020
Current Assets
Accounts receivable	$-	$49,333
Total assets classified as discontinued operations in the consolidated balance sheet	-	49,333

Current Liabilities
Accounts payable	-	-
Total liabilities classified as discontinued operations in the consolidated balance sheet	$-	$-

23.	Subsequent Events

The three-year management contracts for our CEO and our President expired on December 31, 2021. On December 31, 2021, the Company entered into new three-year contracts with Mr. Chris Bunka, our CEO and Chairman of the Board and Mr. John Docherty, our President and Board member. These contracts are aligned with the previous contracts in that Mr. Bunka will receive, C$356k per year and Mr. Docherty C$310k year, with annual increases based on the annual Canadian inflation rate plus 1.5%. The contracts are attached to this report as exhibits and a summary of the conditions and benefits of these employment contracts were previously disclosed in the Company’s report on Form 8-K, filed on January 4, 2022.

In December of 2021 the Company entered into a one-year media outreach agreement with SRAX Inc. and issued 224,299 shares as consideration for an aggregate value of $1.2m.

Page 18 of 31

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. These statements relate to future events or our future financial performance. Any forward-looking statements are based on our present beliefs and assumptions as well as the information currently available to us. In some cases, forward-looking statements are identified by terminology such as “may”, “will”, “should”, “could”, “targets”, “goal”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in Item 1(A) in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on November 29, 2021, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

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

Page 19 of 31

Research & Development

Lexaria is advancing several R&D activities in both preclinical and clinical programs. Currently, our primary research program is the investigation of cannabidiol (CBD) for the reduction of hypertension with three human clinical trials concluded in calendar 2021 and a human clinical trial planned for Q2, 2022. Other programs include nicotine for oral pouches and nicotine replacement therapy, antivirals and related compounds for COVID-19 and other viral diseases, PDE5 inhibitors, NSAIDS, hormones, and others. From time to time the Company will engage in contract R&D for third parties who are interested in in evaluating DehydraTECH in their products.

During the quarter ended November 30, 2021, Lexaria incurred $458,709 (November 2020 $192,261) in R&D expenditures. Specific R&D programs are in ongoing development and align to our financial ability to undertake each research phase for each API. Due to our expanding portfolio coverage, we continually examine accelerated timetable options for testing, research, and development of each API. The first quarter of fiscal 2022 continued to highlight the direction of our research and development programs with confirmatory results from our ongoing programs. We are devoting an increasing proportion of our resources and focus towards pharmaceutical applications as launched in 2021 fiscal year.

In September 2021 the Company reported successful results from its HYPER-H21-2 human study of DehydraTECH-CBD in arterial stiffness. On December 29, 2021, we announced the Company received approval of its study protocols submitted for our study HYPER-H21-4 from the Independent Review Board. This study is expected to consist of 60 volunteers between the ages of 45-70 using three 150 mg doses of DehydraTECH-CBD, every day for the 6-week duration of the study. The study will use a double blinded, randomized cross-over design, and a placebo control. Some volunteers will already be using leading standard of care hypertension drugs such as ACE inhibitors with or without diuretics which will help evaluate the efficacy of DehydraTECH-CBD with and without other hypertension treatments. The extended duration of the study will allow Lexaria to gather critical data monitoring of DehydraTECH-CBD over time and will evaluate the potential for longer term health benefits. This study should “de-risk” outcomes prior to Lexaria’s planned entry into regulatory pathways for the use of DehydraTECH-CBD to treat hypertension and perhaps other forms of cardiovascular disease.

In October 2021 the Company reported results from its THC-A-21-1 in vivo study of DehydraTECH-THC showing it successfully elevated THC levels in blood plasma, requiring only 15 minutes at levels comparable to those achieved in 45 minutes with concentration-matched controls.

On October 5, 2021, Lexaria published results of from its NIC-A21-1 in vivo trial of DehydraTECH-NICZ (nicotine benzoate) deliver via oral pouches. Favorable results were all statistically significant, supporting further evaluation of the candidate. Lexaria plans to progress to a larger investigation in human volunteers of DehydraTECH-nicotine versus leading brands. Lexaria is currently in the design phase of this proposed human clinical study, which will be independently funded with existing capital.

The Company continues to report progress on its R&D programs through its filing of Form 8-Ks and other public releases. These results of these programs can also be found on the Company’s website: www.LexariaBioscience.com.

Patents

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

Page 20 of 31

We will continue to pursue patent protection in more than 40 countries around the world as vigorously as we are able, since the successful granting of more of those applications could lead to material increases in shareholder value. The Company currently has over 50 patent applications pending worldwide and during the quarter ended November 30, 2021, we have been advised that our first patent in Mexico in the Company’s second patent family had been allowed.

The Company’s issued patents in the United States, Australia, Europe, India, Mexico, and Japan are as follows:

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
MX 388203 B
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

Page 21 of 31

Public Offering

 On January 14, 2021, the Company closed an underwritten public offering with the issuance of 2,102,856 shares of the Company’s common stock price of $5.25 per share with an equivalent number of five-year warrants at an exercise price of $6.58. Additionally, 227,161 Representative Warrants were issued as partial consideration to the underwriters of the offering that have a five-year term at an exercise price of $6.58. Net of fees and disbursements, the Company received net proceeds of $9,471,497.

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

In consideration for the Assets, Hill Street provided CanPharm with C$350,000 cash, a promissory note bearing a principal amount of C$2,000,000 and bearing an interest rate of 10% (the “Note”) and C$1,500,000 in shares of Hill Street, issuable in three tranches by April 9, 2022, of which C$1,149,939.43 worth of Hill Street stock has been issued to CanPharm to date. The repayment of the Note does not have a fixed maturity date and is based on quarterly installments equal to 5% of the gross sales realized by Hill Street of DehydraTECH enabled products. Due to the uncertainty pertaining to the settlement of the Note, management concluded that the note had $NIL value at the time of the sale and was recorded as such. Some of the factors considered in the $Nil valuation of the Note were that the legal sales of THC products in the US and Canada have little or no history which made the expectant quarterly payments very difficult to forecast. Further, Hill Street had no experience selling THC products and at the time of the sale was not licenced to produce and sell such products. Therefore, the Company considered risk of default high and the collectability of the Note as highly doubtful. Since the date of sale Hill Street has repaid $4,585 in the year-ended August 31, 2021. Subsequent to fiscal 2021, the Company has received a further $6,880 payment toward the balance of the Note. These amounts are considered other income when received.

Page 22 of 31

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

Patents

Capitalized patent costs represent legal costs incurred to establish patents. When patents reach a mature stage, any associated legal costs are typically maintenance fees and expensed as incurred. Capitalized patent costs are amortized on a straight-line basis over the remaining life of the patent. In the period ended November 30, 2021, the Company recognized $15,840 attributable to capitalized patents.

Page 23 of 31

Revenue Recognition

Product Revenue

Revenue from the sale of products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured, which typically occurs upon shipment. The Company reports its sales net of actual sales returns.

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

Funding Requirements

We anticipate that our expenditures will increase in connection with our ongoing R&D program, specifically with respect to our animal and human clinical trials of our DehydraTECH formulations for the purposes of treating hypertension and infectious diseases. As we move forward with our Investigational New Drug application with the FDA, we anticipate that our expenditures will further increase and accordingly, we expect to incur increased operating losses and negative cash flows for the foreseeable future.

Through November 30, 2021, we have funded our operations primarily with proceeds from the sale of our common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $2,003,482 and $710,121 for the three months ended November 30, 2021 and 2020, respectively.

The continuation of our Company as a going concern is dependent upon our Company raising additional capital and/or attaining and maintaining profitable operations. The accompanying financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations. The recurring losses from operations and net capital deficiency do raise doubt about the Company’s ability to continue as a going concern within one year following the date that these consolidated financial statements are issued. As of the issuance date of these consolidated interim financial statements, we expect our cash and cash equivalents of approximately $9.7m as at November 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through the forthcoming 12 months from the issuance date of this report.

Page 24 of 31

Results of Operations for our Period Ended November 30, 2021, and 2020

Our net loss and comprehensive loss for the three months ended and the changes between those periods for the respective items are summarized as follows:

	THREE MONTHS ENDED November 30,
	2021	2020	Change
	$	$	$
Revenue	13,880	295,656	(281,776)
Research and development	458,709	192,261	266,448
Consulting fees & salaries	738,111	331,512	406,599
Legal and professional	141,607	248,695	(107,088)
Other general and administrative	673,365	171,831	501,534
Discontinued operations	-	3,000	(3,000)
Net Loss	(2,003,482)	(710,121)	(1,293,361)

Revenue

Product revenues of $7k and licensing usage fees of $Nil during period ended November 30, 2021, constitute a significant decline in intermediate product sales and related licensing usage fees. Our primary customer in the B2B product revenue stream has been delayed in chain-store rollouts due resulting in overstocked inventory and as such there was no manufacturing & sales of new inventory for this licensee for the quarter ended November 30, 2021.A number of our other licensees are experiencing suspended or curtailed business activities due to the impact of COVID-19 on markets and consumer spending. The abilities of other licensees to generate ongoing sales, thereby increasing usage fees are expected to increase as the effects of the pandemic are eventually diminished. We have continued strong interest in our intermediate products but cannot predict how long the pandemic will affect purchasing decisions of retail customers that ultimately affect the consumer product manufacturers that utilize our intermediate products. Nor can we predict when recovery of the general economy will translate into increasing licensing or usage revenues.

Our licensing revenues consist of IP licensing fees for the transfer of the Technology and usage fees that occur over time. IP licensing fees are due at the signing of definitive agreements for the Technology and can include payments due upon transfer of the Technology and installment payments that are receivable within 12 months.

Research and Development

 Expenditures on R&D increased by $266k for the period ended November 30, 2021, as the company undertook several studies within its 2022 applied research and development program focusing on DehydraTECH-CBD to treat hypertension.

General and Administrative

Our other general and administrative expenses increased by $502k during the period ended November 30, 2021, over the same period last year. The increase is primarily comprised of an unrealized loss on marketable securities ($340k) and non-cashed stock-based compensation on options granted and vested ($121k).

Page 25 of 31

Consulting Fees and Salaries

Our consulting fees increased by $407k primarily due to non-cash stock-based compensation on options granted and vested ($409k) in the quarter.

Legal and Professional Fees

Our professional fees decreased by $107k during the period compared to the same period in the prior year. Prior year expenditures were higher due to increased patent and trademark filings, the up list to the Nasdaq Capital Markets, and additional advisory services utilized. We recognize certain legal fees, tax advice fees, and accounting services all as “Professional Fees.”

Liquidity and Financial Condition

Working Capital	November 30,	August 31,
	2021	2021
	$	$
Current assets	10,901,396	12,442,940
Current liabilities	(237,699)	(153,276)
Net Working Capital	10,663,697	12,289,664

Cash Flows	November 30,
	2021	2020
	$	$
Cash flows (used in) provided by operating activities	(1,166,324)	(809,533)
Cash flows (used in) provided by investing activities	(58,215)	(5,775)
Cash flows (used in) provided by financing activities	(10,987)	(8,767)
Net cash flows (used in) discontinued operations	-	55,667
Increase (decrease) in cash	(1,235,526)	(768,408)

Operating Activities

Net cash used in operating activities increased by $356,791 for the period compared with cash used in operating during the same period in 2020. This difference was largely due to the increased expenditures pertaining to R&D, professional fees, and investor outreach programs.

Investing Activities

Net cash from investing activities increased by $52,440 over 2021 due to increased spending on capitalized US patents filings and the purchase of equipment.

Financing Activities

Net cash provided from financing activities decreased $2,220 during the period ended November 30, 2021 due to right-of-use lease payments.

Page 26 of 31

Liquidity and Capital Resources

We have accumulated a large deficit since inception that has primarily resulted from executing our business plan, including R&D expenditures, in seeking to identify and develop our intellectual property patents for licensing and product creation. We expect to continue to incur losses for at least the short term.

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

Short Term Liquidity

On November 30, 2021, we had $9.7m in cash and $10.7m of working capital. Based on our current and upcoming research and development programs and our projected general and administration expenditures, we have determined that our cash resources are sufficient to allow us to continue operations through at least the next twelve months from the issuance date of this Quarterly Report.

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

Cash requirements will vary depending on the results of our research programs and the requirements of each industry segment pursued. Pursuit of each segment will progress or be curtailed based on available sources of cash with which to execute individual segment business plans. The requirements will also be affected by transactions with existing or new relationships and the depth of regulatory requirements in each segment for compliance required to approve our IP and to market and license it. These changes to requirements and transactions may impact our liquidity as well as affect our expenditures.

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

Page 27 of 31

As of November 30, 2021, the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO, President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President, CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2021.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with US GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2021, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management reviewed the results of their assessment with our Board.

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

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2021, our controls and controls processes remained consistent with August 31, 2021. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2021, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

The risks associated with our business, common stock and other factors were with those described in the consolidated financial statements for the year ended August 31, 2021.

Page 29 of 31

Item 2. Exhibits, Financial Statement Schedules

a)	Financial Statements

1)	Financial statements for our Company are listed in the index under Item 1 of this document

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference as Exhibit 3.1 to our Registration Statement on Form S-1 filed June 3, 2020)
3.2	Bylaws (incorporated by reference as Exhibit 3.2 to our Registration Statement on Form S-1 filed June 3, 2020)
3.3	Amended and Restated Articles of Incorporation (Filed on Form 8-K January 14, 2021 Exh. 3.1)
3.4	Second Amended and Restated Bylaws (incorporated by reference as Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
3.5	Amended and Restated Bylaws (Filed on Form S-1 June 3, 2020 Exh 3.4)
3.6	Amendment to Articles of Incorporation – Share Consolidation (Filed on Form 8-K June 23, 2009 Exh 3.1)
3.7	Amendment to Articles of Incorporation – Share Expansion (incorporated by reference as Exhibit 3.5 to our Registration Statement on Form S-1 filed June 3, 2020)
3.8	Amendment to Articles of Incorporation –Share Forward Split (Filed on Form 8-K December 16th, 2015 Exh 3.1)
3.9	Amendment to Articles of Incorporation – Name Change (Filed on Form 8-K May 11th, 2016 Exh 99.1)

(10)	Material Contracts
10.1	Executive Employment Agreement dated Dec. 31, 2021 with John Docherty
10.2	Management Services Agreement dated Dec. 31, 2021 with C.A.B. Financial Services Ltd. (Chris Bunka)

(21)	Subsidiaries
21.1	List of Subsidiaries of the Registrant (Filed on Form 10-K November 29, 2021 Exh 21.1)

(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: January 14, 2022

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
Date: January 14, 2022

By:	/s/ John Docherty
John Docherty President and Director Date: January 14, 2022

By:	/s/ Greg Downey
Greg Downey CPA, CMA Chief Financial Officer (Principal Financial and Accounting Officer) Date: January 14, 2022

Page 31 of 31