Form 10-Q
period 2022-02-28
Lexaria Bioscience Corp.
filed 2022-04-11
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

Securities registered pursuant to Section 12(b) of the Act :

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

5,950,998 common shares as of April 11, 2022

DOCUMENTS INCORPORATED BY REFERENCE

None.

2 of 32

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
	February 28,	August 31,
	2022	2021
ASSETS	(Unaudited)	(Audited)
Current
Cash	$8,359,374	$10,917,797
Marketable securities	552,317	833,841
Accounts receivable	506,622	342,401
Inventory	31,927	29,648
Prepaid expenses and deposit	1,121,961	319,253
Total Current Assets	10,572,202	12,442,940

Non-current assets, net
Lease right of use	72,099	91,041
Intellectual property	411,452	364,623
Property & equipment	358,811	368,213
Total Non-current Assets	842,362	823,877
TOTAL ASSETS	$11,414,564	$13,266,817

LIABILITIES
Current
Accounts payable and accrued liabilities	$116,592	$100,723
Due to a related party	-	5,223
Loan payable	7,875	7,926
Lease payable	41,076	39,404
Total Current Liabilities	165,543	153,276

Long Term
Lease payable	29,080	49,989
Total Long Term Liabilities	29,080	49,989
TOTAL LIABILITIES	194,623	203,265

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 5,950,998 common shares at February 28, 2022 and 5,726,699 common shares at August 31, 2021	5,951	5,727
Additional paid-in capital	46,697,434	45,089,114
Deficit	(35,248,137)	(31,829,204)
Equity attributable to shareholders of the Company	11,455,248	13,265,637
Non-controlling Interest	(235,307)	(202,085)
Total Stockholders' Equity	11,219,941	13,063,552
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,414,564	$13,266,817

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

3 of 32

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	February 28		February 28
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue	$30,650	$192,006	$44,530	$487,662
Cost of goods sold	6,387	30,570	11,957	95,048
Gross profit	24,263	161,436	32,573	392,614

Expenses
Research and development	275,686	176,398	734,395	368,659
General and administrative	1,197,250	1,089,552	2,750,333	1,841,590
Total operating expenses	1,472,936	1,265,950	3,484,728	2,210,249

Loss from operations	(1,448,673)	(1,104,514)	(3,452,155)	(1,817,635)
Gain on disposal of assets		1,522,704	-	1,522,704
Discontinued operations	-	(25,000)	-	(22,000)

Net and comprehensive income (loss) for the period	$(1,448,673)	$393,190	$(3,452,155)	$(316,931)
Net and comprehensive income (loss) attributable to:
Common shareholders	$(1,425,776)	404,111	$(3,418,933)	(291,917)
Non-controlling interest	$(22,897)	(10,921)	$(33,222)	(25,014)

Basic and diluted income (loss) per share
Continuing operations	$(0.25)	$0.10	$(0.59)	$(0.08)
Discontinued operations	-	(0.01)	-	(0.01)
	$(0.25)	$0.09	$(0.59)	$(0.09)

Weighted average number of common shares outstanding
- Basic and diluted	5,911,123	4,052,904	5,818,401	3,524,286

The accompanying notes are an integral part of these consolidated interim financial statements.

4 of 32

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	SIX MONTHS ENDED
	February 28,
	2022	2021
	(Unaudited)
Cash flows used in operating activities
Net loss and comprehensive loss	$(3,452,154)	$(294,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	408,544	66,041
Depreciation and amortization	54,093	55,859
Inventory write-off	-	2,482
Bad debt expense	-	37,000
Non-cash right of use lease expense	18,942	17,614
Gain on disposal of assets	-	(1,522,704)
Unrealized loss on marketable securities	281,473	16,952
Shares issued for services	300,000	-
Lease accretion	2,954	4,282
Change in working capital
Accounts receivable	(164,221)	(69,264)
Inventory	(1,161)	(16,883)
Prepaid expenses and deposits	97,292	(181,651)
Accounts payable and accrued liabilities	15,868	59,574
Due to related parties	(5,223)	148,102
Deferred revenue	-	(43,255)
Net cash used in by operating activities	$(2,443,593)	$(1,720,782)

Cash flows used in investing activities
Disposal (acquisition) of assets	(42,375)	273,375
Intellectual property	(50,263)	(8,766)
Net cash (used in) provided by investing activities	$(92,638)	$264,609

Cash flows from financing activities
Repayment of loan payable	-	(23,163)
Lease payments	(22,191)	(21,975)
Proceeds from issuance of equity	-	9,471,495
Net cash provided by (used in) financing Activities	$(22,191)	$9,426,357

Net cash provided by discontinued operations	$-	$83,000

Net change in cash for the period	(2,558,422)	8,053,184
Cash at beginning of period	10,917,797	1,293,749
Cash at end of period	$8,359,374	$9,346,933

Supplemental information of cash flows:
Income taxes paid in cash	$-	$3,450
Non-cash consideration on asset disposal	$-	$1,171,599
Non-cash shares for services included in prepaid expenses	$900,000	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

5 of 32

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

			ADDITIONAL			TOTAL
	SHARE CAPITAL		PAID-IN			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	EQUITY
		$	$	$	$	$
Balance August 2020	3,001,476	3,001	30,324,398	(27,802,198)	(42,943)	2,482,258
Stock based compensation	-	-	48,887	-	-	48,887
Net loss	-	-	-	(696,028)	-	(696,028)
Non-controlling interest	-	-	-	-	(14,093)	(14,093)
Balance November 30, 2020	3,001,476	3,001	30,373,285	(28,498,226)	(57,036)	1,821,024
Stock based compensation	-	-	17,154	-	-	17,154
Brokered placement	2,102,856	2,104	9,469,393	-	-	9,471,497
Net Income	-	-	-	404,111	-	404,111
Non-controlling interest	-	-	-	-	(10,921)	(10,921)
Balance February 28, 2021	5,104,332	5,105	39,859,832	(28,094,115)	(67,957)	11,702,865
Stock based compensation	-	-	343,966	-	-	343,966
Warrants issued for services	-	-	785,895	-	-	785,895
Net loss	-	-	-	(2,556,997)	-	(2,556,997)
Non-controlling interest	-	-	-	-	(9,555)	(9,555)
Balance May 31, 2021	5,104,332	5,105	40,989,693	(30,651,112)	(77,512)	10,266,174
Exercise of warrants	610,189	610	4,014,433	-	-	4,015,043
Shares issued for services	12,178	12	84,988	-	-	85,000
Net loss	-	-	-	(1,178,092)	-	(1,178,092)
Non-controlling interest	-	-	-	-	(124,573)	(124,573)
Balance August 31, 2021	5,726,699	5,727	45,089,114	(31,829,204)	(202,085)	13,063,552
Stock based compensation	-	-	408,544	-	-	408,544
Net loss	-	-	-	(1,993,157)	-	(1,993,157)
Non-controlling interest	-	-	-	-	(10,325)	(10,325)
Balance November 30, 2021	5,726,699	5,727	45,497,658	(33,822,361)	(212,410)	11,468,614
Shares issued for services	224,299	224	1,199,776	-	-	1,200,000
Net loss	-	-	-	(1,425,777)	-	(1,425,777)
Non-controlling interest	-	-	-	-	(22,895)	(22,895)
Balance February 28, 2022	5,950,998	5,951	46,697,434	(35,248,138)	(235,305)	11,219,942

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

6 of 32

LEXARIA BIOSCIENCE CORP.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

(Expressed in U.S. Dollars)

1.	Nature of Business

Lexaria Bioscience Corp. (“Lexaria”, “we”, “our” or the “Company”) is a biotechnology company pursuing the enhancement of the bioavailability of a diverse and broad range of active pharmaceutical ingredients (“APIs”) using our patented drug delivery technology DehydraTECHTM. Through continued validation of our research and development our focus is on national and international application for DehydraTECH.

Revenues are primarily derived from licensing fees for the use of the Company’s patented technology to partners who pay either a fee to use DehydraTECH in the manufacturing of their own products or through the purchase of DehydraTECH manufactured products made to their specifications by Lexaria. The Company has relationships with several consumer products companies in the CBD and nutraceuticals spaces that use Lexaria’s technology in consumer goods being sold online and at retailers in the US and Canada.

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

Since inception, the Company has incurred significant operating and net losses. The losses attributable to common shareholders were $4.2m, $4.1m and $4.2m for the years ended August 31, 2021, 2020 and 2019, respectively. As of February 28, 2022, we had an accumulated deficit of $35.25m. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licencing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

On January 12, 2021, the Company closed an underwritten public offering for net proceeds of $9,471,497. In the fourth quarter of the year ended August 31, 2021, the Company received $4,015,043 from the exercise of warrants. We may offer additional securities for sale during fiscal year 2022 or thereafter in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans and is in the best interests of our stockholders.

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. As of February 28, 2022, the Company had cash of approximately $8.4m. We believe this is sufficient to enable the Company to fund its operating and R&D expenses and any capital expenditure requirements through one year from the issuance date of these unaudited consolidated financial statements.

7 of 32

To date, we have obtained cash and funded our operations primarily through equity financings and license agreements. In order to continue the development of our drug candidates, at some point in the future we expect to pursue one or more capital transactions, whether through the sale of equity securities, debt financing, license agreements or entry into strategic partnerships. There can be no assurance that we will be able to continue to raise additional capital in the future.

COVID-19

Impacts of COVID-19 Pandemic

The emergence of the COVID-19 pandemic in 2020 continues to present uncertainty and unforecastable new risks to the Company and its business plans. As of February 28, 2022, there has been no material impact on the Company’s financial position as a direct result of the pandemic. However, the Company has experienced some supply chain disruptions and shortages in the timely procurement of ingredients and supplies used in both our R&D activities and production. Management views this situation as transitory but cannot predict the length of time it may take for these disruptions to dissipate or if there will be a significant economic effect on the Company’s operations. In the interim, it may cause delays in carrying out our research studies and in our production schedules.

Restrictions on international travel presents a challenge in carrying out normal business activities related to corporate finance efforts and the pursuit of new customers throughout North America who might otherwise access to our licensees’ retail products. As a result, the pandemic has increased the risk of lower revenues and higher losses.

During the year ended August 31, 2020, we were in receipt of C$30,732 in COVID relief under the Canada Emergency Wage Subsidy programs for employees which reduced our employment costs in that year. During fiscal 2020 we also received C$40,000 from the Canadian Government sponsored Emergency Business Account loan program. As specified by the terms of this program, we have repaid C$30,000 of the loan in fiscal 2021. The remaining 7,875 (C$10,000) of the loan payable is anticipated to be forgiven as directed under this program in the year ended August 31, 2023.

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

8 of 32

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

9 of 32

6.	Recent Accounting Guidance

Pronouncements Issued but Not Yet Adopted

In October of 2021, the FASB issued an update to Government Assistance (topic 832) to increase the transparency of government assistance and its disclosure in the notes to the financial statements. Amendments in this update take effect for annual periods beginning after December 31, 2021. Early application of the amendments is permitted. The Company does not expect the adoption of these standards to have a material impact on its consolidated financial statements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company does not currently expect the adoption of these standards to have a material impact on its consolidated financial statements.

7.	Accounts and Other Receivables

	February 28,	August 31,
	2022	2021
	$	$
Trade and deposits receivable	19,016	16,553
Sale of assets - shares receivable	278,107	287,107
Sales tax receivable	209,499	47,741
	506,622	342,401

8.	Inventory

	February 28,	August 31,
	2022	2021
	$	$
Raw materials	31,927	29,648
	31,927	29,648

During the period ended February 28, 2022, the Company wrote down $Nil (February 28, 2021-$2,482) in finished goods.

10 of 32

9.	Intellectual Property

The following is a list of US capitalized patents held by the Company:

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020

A continuity schedule for capitalized patents is presented below:

	February 28, 2022	August 31, 2021
	$	$
Balance – beginning	364,623	292,000
Addition	50,263	79,493
Amortization	(3,434)	(6,870)
Balance – ending	411,452	364,623

Patents are amortized over their 20 year legal life.

10.	Property & Equipment

Six Months Ended February 28, 2022	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance February 28, 2022
	$	$	$	$	$
Leasehold improvements	259,981	(27,019)	-	(167,667)	92,314
Computers	63,964	(8,075)	-	(59,625)	4,339
Furniture fixtures & equipment	31,126	(3,209)	-	(19,629)	11,497
Lab equipment	291,235	13,474)	42,375	(82,949)	250,661
	646,306	(51,777)	42,375	(329,870)	358,811

For the six months ended February 28, 2022, amortization of $1,118 (February 28, 2021 - $6,010) was included in the cost of goods sold.

Year Ended August 31, 2021	Cost	Period Amortization	Disposal	Accumulated Amortization	Net Balance August 31, 2021
	$	$	$	$	$
Leasehold improvements	259,981	(54,038)	-	(140,648)	119,333
Computers	63,964	(19,681)	-	(51,550)	12,414
Furniture fixtures & equipment	34,220	(6,417)	(3,094)	(16,420)	14,706
Lab equipment	291,235	(35,008)	-	(69,475)	221,760
	649,400	(115,144)	(3,094)	(279,093)	368,213

11 of 32

11.	Accounts Payable and Accrued Liabilities

	February 28,	August 31,
	2022	2021
	$	$
Accounts Payable
Trades payable	60,873	54,668
Sales tax payable	33,244	-
Accrued Liabilities
Corporate tax payable	-	1,055
Trades payable	22,474	45,000
Balance	116,591	100,723

12.	Common Shares and Warrants

In December of 2021, the Company entered a one-year media outreach agreement to SRAX Inc. and issued 224,299 shares as consideration for an aggregate value of $1.2m.

During the quarter ended February 28, 2022, the Company issued no warrants.

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance August 31, 2020	471,608	16.77
Cancelled/expired	(44,161)	67.50
Exercised	(610,189)	6.58
Issued	2,630,017	6.58
Balance August 31, 2021	2,447,275	8.00
Cancelled/expired	(25,292)	4.57
Balance February 28, 2022	2,421,983	8.04

A summary of warrants outstanding as of February 28, 2022, is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
7,500	0.68 years	24.00
100,000	2.13 years	9.00
200,000	2.13 years	7.00
51,814	2.71 years	36.00
8,984	2.75 years	36.00
16,667	3.05 years	9.00
317,190	3.20 years	10.50
1,719,828	3.88 years	6.58
2,421,983	3.53 years	8.04

12 of 32

13.	Stock Options

The Company has established the Equity Incentive Plan whereby the board of directors may, from time to time, grant stock options up to the equivalent of 10% of the number of common shares issued and outstanding to directors, officers, employees, and consultants. Stock options granted must be exercised within five years from the date of grant or such lesser period as determined by the Company’s board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. The vesting terms of each grant are set by the board of directors. The Company did not grant any options during the quarter ended February 28, 2022.

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $
Balance August 31, 2020	171,604	11.17
Cancelled/expired	(50,334)	10.76
Granted	84,900	5.41
Balance August 31, 2021	206,170	8.90
Cancelled	(3,334)	9.60
Granted	81,800	6.23
Balance February 28, 2022 (Outstanding)	284,636	8.12	3.61	-
Balance February 28, 2022 (Exercisable)	260,386	8.35	3.59	-

The fair value of share purchase options granted were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

February 28, 2022
Expected volatility	119%
Risk-free interest rate	0.85%
Expected life	5 years
Dividend yield	0%
Estimated fair value per option	$5.10

14.	Revenues

	February 28, 2022 $	February 28, 2021 $
Product sales	17,512	231,718
Licensing revenue	16,160	255,844
Other revenue	10,858	100
Income from operations	44,530	487,662

Product revenues of $17.5k and licensing usage fees of $16k represent a significant decrease in intermediate product sales and related licensing usage fees during the six months ended February 28, 2022.

13 of 32

15.	Related Party Transactions

Due to related parties:

Related party transactions are recorded at the exchange amount established and agreed to between the related parties. As at February 28, 2022, $6,884, included in accrued liabilities. At August 31, 2021 - $5,223 was payable to and included in due to related parties.

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

Six Months Ended February 28, 2022	IP Licensing $	Products $	Corporate $	Consolidated Total $
Revenue	16,160	17,512	10,858	44,530
Cost of goods sold	-	(11,957)	-	(11,957)
Operating expenses	(1,367,712)	(190,611)	(1,926,406)	(3,484,729)
Segment loss	(1,351,552)	(185,056)	(1,915,548)	3,452,156)

Total assets	939,790	87,291	10,387,483	11,414,564

Six Months Ended February 28, 2021	IP Licensing $	Products $	Corporate $	Consolidated Total $
External revenue	255,844	231,818	-	487,662
Cost of goods sold	-	(95,048)	-	(95,048)
Operating expenses	1,142,518	(278,374)	(1,551,689)	(687,545)
Discontinued operations	(22,000)	-	-	(22,000)
Segment income (loss)	1,376,362	(141,604)	(1,551,689)	(316,931)

Total assets	696,493	137,282	11,338,633	12,172,408

14 of 32

Capital Asset by Region	Cost US	Addition US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Six Months Ended February 28, 2022	$	$	$	$	$	$
Leasehold Improvements	-	-	-	259,981	92,314	92,314
Computers	-	-	-	63,964	4,339	4,339
Furniture Fixtures Equipment	-	-	-	31,126	11,497	11,497
Lab Equipment	98,050	42,375	108,144	193,185	142,517	250,661
	98,050	42,375	108,144	548,256	250,667	358,811

Capital Asset by Region	Cost US	Disposal US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Year Ended August 31, 2021	$	$	$	$	$	$
Leasehold Improvements	-	-	-	259,981	119,333	119,333
Computers	-	-	-	63,964	12,414	12,414
Furniture Fixtures Equipment	3,094	(3,094)	-	31,126	14,706	14,706
Lab Equipment	98,050	-	69,580	193,185	152,180	221,760
	101,144	(3,094)	69,580	548,256	298,633	368,213

17.	Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

The Corporate office and R&D laboratory located in Kelowna, British Columbia, Canada is leased until November 15, 2023, with a five-year renewal option. In addition to minimum lease payments, the lease requires us to pay, subject to annual adjustments, property taxes and operating costs.

	February 28, 2022	August 31, 2021
	$	$
Right of use assets - operating leases	126,920	126,920
Amortization	(54,821)	(35,879)
Total lease assets	72,099	91,041

Liabilities:	89,393	125,431
Lease payments	(22,191)	(43,950)
Interest accretion	2,954	7,912
Total lease liabilities	70,156	89,393

Operating lease cost	72,099	91,041
Operating cash flows for lease	22,191	43,950
Remaining lease term	1.7 Years	2.1 Years
Discount rate	7.50%	7.50%

15 of 32

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of February 28:

2022	$22,407
2023	44,816
2024	7,469
Thereafter	-
Total lease payments	$74,692
Less: imputed interest	(4,536)
Present value of operating lease liabilities	$70,156
Less: current obligations under leases	(41,076)
Total	$29,080

18.	Prepaid Expenses and Deposits

Prepaid expenses consist of the following at February 28, 2022, and August 31, 2021:

	February 28,	August 31,
	2022	2021
	$	$
Advertising & conferences	1,015,367	168,760
Consulting	-	18,750
Legal fees	25,000	31,380
Licence, filing fees, dues	37,500	19,500
Office & insurance	44,094	80,863
	1,121,961	319,253

19.	Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2021
Common stock	1,037,025	16,243	(219,427)
Total	1,037,025	16,243	(219,427)	833,841
February 28, 2022
Common stock	-	58,893	340,417)	(281,524)
Total	1,037,025	73,156	(559,844)	552,317

Unrealized gains and losses from common stock are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

16 of 32

20.	Discontinued Operations

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
$1,522,704

The financial results of the group of assets sold are presented as income (loss) from discontinued operations, net of income taxes in our consolidated statement of income. The following table presents financial results of the assets:

	SIX MONTHS ENDED
	February 28,
	2022	2021
Revenue	$-	$3,000
Operating Expenses	-	25,000
Net Income (loss)	$-	$(22,000)

The following table presents cash flows of discontinued operations:

	SIX MONTHS ENDED
	February 28,
	2022	2021
Cash flows used in discontinued operating activities
Net income	$-	$(22,000)
Change in working capital	-	105,000
Net cash used in discontinued operating activities	$-	$83,000

Net cash provided by discontinued operations	-	$83,000

17 of 32

21.	Subsequent Events

On March 8, 2022 Lexaria granted 36,700 stock options bearing an exercise price of $3.39 for a period of five years ending March 8, 2027. The Options were issued pursuant to the Company’s registered Incentive Equity Plan and any common shares issued upon the exercise of the Options will be unrestricted securities.

18 of 32

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “C$” refer to Canadian dollars and all references to “common shares” and “shares” refer to the common shares in our capital stock, unless otherwise indicated. The terms “Lexaria” “we”, “us”, “our” and “Company” mean the Company and/or our subsidiaries, unless otherwise indicated.

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes in this quarterly report on Form 10-Q, and our audited financial statements with notes in our annual report on Form 10-K for the year ended August 31, 2021.

Overview

Lexaria’s patented technology DehydraTECH improves the delivery of bioactive compounds while promoting healthy ingestion methods, lowers overall dosing, and is highly effective in active molecule delivery available in a range of formats from oral ingestible to oral buccal/sublingual to topical products. DehydraTECH substantially improves the rapidity and quantity of Active Pharmaceutical Ingredients (“API”) transport to the blood plasma and brain using the body’s natural process for distributing fatty acids via the oral route. This technology extends across many categories beyond the primary pharmaceutical focus of the Company from foods and beverages to cosmetic products and nutraceuticals.

19 of 32

Research & Development

Lexaria is advancing several R&D activities in both preclinical and clinical programs. Currently, our primary research program is the investigation of cannabidiol (CBD) for the reduction of hypertension with a human clinical trial initiated in Q3, 2022 and three human clinical trials concluded in calendar 2021. Other programs include nicotine for oral pouches and nicotine replacement therapy, antivirals and related compounds for COVID-19 and other viral diseases, PDE5 inhibitors, NSAIDS, hormones, and others. From time to time the Company will engage in contract R&D for third parties who are interested in evaluating DehydraTECH in their products.

During the quarter ended February 28, 2022, Lexaria incurred $275,213 (February 2021- $176,398) in R&D expenditures. Specific R&D programs are in ongoing development and align to our financial ability to undertake each research phase for each API. Due to our expanding portfolio coverage, we continually examine accelerated timetable options for testing, research, and development of each API. The first half of fiscal 2022 continued to highlight the direction of our research and development programs with confirmatory results from our ongoing programs. We are devoting an increasing proportion of our resources and focus towards pharmaceutical applications as launched in the prior fiscal year.

In September 2021 the Company reported successful results from its HYPER-H21-2 human study of DehydraTECH-CBD in arterial stiffness. On December 29, 2021, we announced the Company received approval of its study protocols submitted for our study HYPER-H21-4 from the Independent Review Board. This study is expected to consist of 60 volunteers between the ages of 40-70 using three daily doses of DehydraTECH-CBD, every day for the multi-week dosing duration of the study. The Study was initiated during the first week of April, 2022.

HYPER-H21-4 is a double blinded, randomized cross-over design study with a placebo control. Some volunteers will already be using leading standard of care hypertension drugs such as ACE inhibitors with or without diuretics which will help evaluate the efficacy of DehydraTECH-CBD with and without other hypertension treatments. The extended duration of the study will allow Lexaria to gather critical data monitoring of DehydraTECH-CBD over time and will evaluate the potential for longer term health benefits. This study should “de-risk” outcomes prior to Lexaria’s planned entry into regulatory pathways for the use of DehydraTECH-CBD to treat hypertension and possibly other forms of cardiovascular disease.

In October 2021 the Company reported results from its THC-A-21-1 in vivo study of DehydraTECH-THC showing it successfully elevated THC levels in blood plasma, requiring only 15 minutes at levels comparable to those achieved in 45 minutes with concentration-matched controls.

Lexaria also published results from its NIC-A21-1 in vivo trial of DehydraTECH-NICZ (nicotine benzoate) which was delivered via oral pouches. Favorable results were all statistically significant, supporting further evaluation of the candidate. Lexaria plans to progress to a larger investigation in human volunteers of DehydraTECH-nicotine versus leading brands. Lexaria is currently in the design phase of this proposed human clinical study, which will be independently funded with existing capital.

On February 2, 2022, results of our PDE5-A21-1 animal study were published by the Company which illustrated that in as little as four minutes after dosing, the DehydraTECH formulation delivered 74% more sildenafil into the bloodstream on average than the concentration-matched, generic control formulation. Seven minutes after dosing, the DehydraTECH-sildenafil formulation achieved an average blood level higher than the generic sildenafil control formulation reached at any point during the study.

20 of 32

On March 15, 2022, the Company announced that the first phase of its epilepsy research program EPIL-A21-1 has commenced. The EPIL-A21-1 research program consists of two main studies to be performed in rodents following the first phase pilot animal model. The two main studies within the program are expected to begin in May/June 2022, and will involve both an acute seizure model induced by electrical stimulation (“MES”) as well as a chronic chemically induced seizure model (“RISE-SRS”). Lexaria has selected these models because they have been previously employed by other researchers studying the antiepileptic effects of CBD including select study work funded by GW with its Epidiolex® formulation (PubMed Reference Number 30588604).

The Company continues to report progress on its R&D programs through its filing of Form 8-Ks and other public releases. The results of these programs can also be found on the Company’s website: www.LexariaBioscience.com.

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

We will continue to pursue patent protection in more than 40 countries around the world as vigorously as we are able, since the successful granting of more of those applications could lead to material increases in shareholder value. The Company currently has over 50 patent applications pending worldwide.

The Company’s issued patents in the United States, Australia, Europe, India, Mexico, and Japan are as follows:

Issued/Allowed Patent #	Patent Family
US 9,474,725 B1	Food and Beverage Compositions Infused with Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2
US 9,972,680 B2
US 9,974,739 B2
US 10,084,044 B2
US 10,103,225 B2
US 10,381,440
US 10,374,036
US 10,756,180
AU 2015274698
AU 2017203054
AU 2018202562
AU 2018202583
AU 2018202584
AU 2018220067
EP 3164141
JP 6920197
AU 2016367036	Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
JP 6963507
MX 388203 B
AU 2016367037	Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents
IN 365864
JP 6917310
AU 2019256805	Compositions Infused with Nicotine Compounds and Methods of Use Thereof

21 of 32

In November of 2021, we were advised that our first patent in Mexico, in the Company’s second patent family, had been allowed.

Subsequent to the quarter ended February 28, 2022, on March 8, 2022, the Company announced it has been granted a new patent entitled “Compositions Infused with Nicotine Compounds and Methods of Use Thereof”. The new Australian patent expands upon Lexaria’s international intellectual property rights to apply DehydraTECH enhancement technology to most oral forms of nicotine, including pills, tablets, lozenges, capsules, pouches, gums and sprays. The patent covers many different forms of nicotine including free base nicotine, nicotine salts, polymer resins of nicotine and other forms of nicotine complexes.

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

Public Offering

 On January 14, 2021, the Company closed an underwritten public offering with the issuance of 2,102,856 shares of the Company’s common stock priced at $5.25 per share with an equivalent number of five-year warrants at an exercise price of $6.58. Additionally, 227,161 Representative Warrants were issued as partial consideration to the underwriters of the offering that have a five-year term at an exercise price of $6.58. Net of fees and disbursements, the Company received net proceeds of $9,471,497.

LEXX Market Listing

The Company’s common stock was uplisted from trading on the OTCQX under “LXRP” to the Nasdaq Capital Market where our common stock and certain of our warrants began trading under the symbols “LEXX” and “LEXXW”, respectively, effective as of the opening of market trading on January 12, 2021.

The Company, trading under the symbol “LXX”, voluntarily delisted from the Canadian Securities Exchanges (“CSE”) effective after the closing of trading on Wednesday, July 7, 2021. The overwhelming majority of trading had moved to Nasdaq and by delisting from the CSE the Company expected to realize savings in fees and managerial time and effort that had been required to maintain a dual listing.

22 of 32

Asset Sale

On December 9, 2020, Lexaria CanPharm ULC (“CanPharm”) completed a disposition (the “Disposition”) of its use and licensing rights to use its DehydraTECH technology (the “Assets”) specifically in association with non-pharmaceutical products containing cannabis molecules that contain 0.3% or greater THC. The purpose of the Disposition was to remove the Company’s association with cannabis as it remains a Schedule 1 Drug and thereby eliminating any such regulatory restrictions cannabis products may create. The Disposition assisted the Company in obtaining a listing on the Nasdaq Capital Market (“Nasdaq”) on January 12, 2021. As a result of the Disposition, CanPharm assigned to the purchaser, Hill Street, license agreements with three existing non-related party licensees.

In consideration for the Assets, Hill Street provided CanPharm with C$350,000 cash, a promissory note bearing a principal amount of C$2,000,000 and bearing an interest rate of 10% (the “Note”) and C$1,500,000 in shares of Hill Street, issuable in three tranches by April 9, 2022, of which C$1,149,939.43 worth of Hill Street stock has been issued to CanPharm to date. The repayment of the Note does not have a fixed maturity date and is based on quarterly installments equal to 5% of the gross sales realized by Hill Street of DehydraTECH enabled products. Due to the uncertainty pertaining to the settlement of the Note, management concluded that the note had $Nil value at the time of the sale and was recorded as such. Some of the factors considered in the $Nil valuation of the Note were that the legal sales of THC products in the US and Canada have little or no history which made the expectant quarterly payments very difficult to forecast. Further, Hill Street had no experience selling THC products and at the time of the sale was not licensed to produce and sell such products. Therefore, the Company considered risk of default high and the collectability of the Note as highly doubtful. Since the date of sale Hill Street has repaid $4,585 in the year-ended August 31, 2021. Subsequent to fiscal 2021, the Company has received a further $10,858, included in other revenues, as payment toward the balance of the Note and accumulated interest on the Note.

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

The extent to which the COVID-19 pandemic will impact the progress of our research and development programs is subject to future developments which are highly uncertain and cannot be predicted with confidence. We continue our efforts to be proactive in managing the impact from the pandemic, including various actions to communicate with suppliers, customers, and project participants as we may deem appropriate.

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

23 of 32

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the periods reported. These estimates, judgments and assumptions are reasonable based on information available to management at the time that such estimates, judgments and assumptions are made. We believe that understanding the basis and nature of the estimates, judgments and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials. For a discussion of our critical accounting estimates, please read Note 2 to our financial statements in our Annual Report on Form 10-K for the year ended August 31, 2021. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2021.

Capital Assets

Capital assets are stated at cost less accumulated depreciation and depreciated using the straight-line method over their useful lives or otherwise by units of production.

Patents

US patent costs, which represent legal costs incurred to establish US granted patents, are capitalized. Capitalized patent costs are amortized on a straight-line basis over the remaining life of the patent. When US patents reach a mature stage, any associated legal costs, including typical maintenance fees, are expensed as incurred. In the period ended February 28, 2022, the Company recognized $15,840 attributable to capitalized patents. All other patent costs are expensed when incurred.

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

24 of 32

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

Through February 28, 2022, we have funded our operations primarily with proceeds from the sale of our common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $3,452,156 and $316,931 for the six months ended February 28, 2022, and 2021, respectively.

The continuation of our Company as a going concern is dependent upon our Company raising additional capital and/or attaining and maintaining profitable operations. The accompanying financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations. The recurring losses from operations and net capital deficiency do raise doubt about the Company’s ability to continue as a going concern within one year following the date that these consolidated financial statements are issued. As of the issuance date of these consolidated interim financial statements, we expect our cash and cash equivalents of approximately $8.4m as at February 28, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements through the forthcoming 12 months from the issuance date of this report.

Results of Operations for our Period Ended February 28, 2022, and 2021

Our net loss and comprehensive loss for the six months ended and the changes between those periods for the respective items are summarized as follows:

	SIX MONTHS ENDED
	February 28,
	2022	2021	Change
	$	$	$
Revenue	44,530	487,662	(443,132)
Research and development	734,395	368,659	365,736
Consulting fees & salaries	1,174,863	839,459	335,404
Legal and professional	365,657	467,252	(101,595)
Other general and administrative	1,209,814	(987,825)	2,197,639
Discontinued operations	-	(22,000)	22,000
Net Loss	(3,452,156)	(316,931)	(3,135,225)

25 of 32

Revenue

Product revenues of $17k and licensing usage fees of $16k during period ended February 28, 2022, constitute a significant decline in intermediate product sales and related licensing usage fees. Our primary customer in the B2B product revenue stream has been delayed in chain-store rollouts resulting in overstocked inventory and as such there was no manufacturing & sales of new inventory for this licensee for the quarter ended February 28, 2022.A number of our other licensees are experiencing suspended or curtailed business activities due to the impact of COVID-19 on markets and consumer spending. The abilities of other licensees to generate ongoing sales, thereby increasing usage fees are expected to increase as the effects of the pandemic are eventually diminished and the market acceptance of the products continue to develop. We have continued strong interest in our intermediate products but cannot predict how long the pandemic will affect purchasing decisions of retail customers that ultimately affect the consumer product manufacturers that utilize our intermediate products. Nor can we predict when recovery of the general economy will translate into increasing licensing or usage revenues.

Our licensing revenues consist of IP licensing fees for the transfer of the Technology and usage fees that occur over time. IP licensing fees are due at the signing of definitive agreements for the Technology and can include payments due upon transfer of the Technology and installment payments that are receivable within 12 months.

Research and Development

Expenditures on R&D increased by $366k for the period ended February 28, 2022, as the company undertook several studies within its 2022 applied research and development program focusing on DehydraTECH-CBD to treat hypertension.

Consulting Fees and Salaries

Our consulting fees increased by $335k primarily due to non-cash stock-based compensation on options granted and vested ($287k) in the six months ended February 28, 2022, and increased salaries due to hiring within our R&D, investor relations and accounting departments.

Legal and Professional Fees

Our professional fees decreased by $102k during the period compared to the same period in the prior year. Prior year expenditures were higher due to increased patent and trademark filings, the up list to the Nasdaq Capital Markets, and additional advisory services utilized. We recognize certain legal fees, tax advice fees, and accounting services all as “Professional Fees.”

General and Administrative

Included in general and administrative expenses during the six months ended February 28, 2021 was the gain on the sale of assets ($1.5m) which accounts for approximately half of the year-over-year change. Other general and administrative expenses increased by $675k during the period ended February 28, 2022, over the same period last year. The increase is primarily comprised of expenditures on investor relations and advertising ($505k) and the unrealized losses on marketable securities ($264k) offset by lower general expenses ($74k) and bad debs ($25k).

26 of 32

Liquidity and Financial Condition

Working Capital	February 28,	August 31,
	2022	2021
	$	$
Current assets	10,572,202	12,442,940
Current liabilities	(165,542)	(153,276)
Net Working Capital	10,406,660	12,289,664

Cash Flows	February 28,	February 28,
	2022	2021
	$	$
Cash flows (used in) provided by operating activities	(2,443,593)	(1,742,757)
Cash flows (used in) provided by investing activities	(92,638)	264,609
Cash flows (used in) provided by financing activities	(21,191)	9,448,332
Net cash flows (used in) discontinued operations	-	83,000
Increase (decrease) in cash	(2,557,422)	8,053,184

Operating Activities

Net cash used in operating activities for the six months ended February 28, 2022, increased by $723k for the period compared with cash used in operating during the same period in 2021. This difference was largely due to the increased expenditures pertaining to R&D, professional fees, and our stakeholders outreach programs.

Investing Activities

Net cash used in investing activities increased by $93k due to increased spending on capitalized US patents filings and the purchase of equipment in the six months ended February 28, 2022, compared to 2021 which saw an inflow of cash from the sale of assets to Hill Street.

Financing Activities

Net cash provided from financing activities during the period ended February 28, 2022, is due to the amortized right-of-use lease payments. Cash provided by financing activities in the six months ended February 28, 2021, of $9.4m primarily related to the underwritten public offering that closed January 21, 2021.

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

27 of 32

Short Term Liquidity

On February 28, 2022, we had $8.4m cash and $10.4m of working capital. Based on our current and upcoming research and development programs and our projected general and administration expenditures, we have determined that our cash resources are sufficient to allow us to continue operations through at least the next twelve months from the issuance date of this Quarterly Report.

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

As of February 28, 2022, the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO, President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO, President, and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2022.

28 of 32

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with US GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2022, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management reviewed the results of their assessment with our Board.

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

Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2022, our controls and controls processes remained consistent with our fiscal year ended August 31, 2021. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2022, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Our control processes are designed to include remote workers, which we have utilized for many years. The advent of the COVID-19 pandemic has not materially impacted our internal controls over financial reporting other than increasing requirements for social distancing and some additional remote working requirements for staff.

29 of 32

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

30 of 32

Item 2. Exhibits, Financial Statement Schedules

a) Financial Statements

1) Financial statements for our Company are listed in the index under Item 1 of this document

2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

c) Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference as Exhibit 3.1 to our Registration Statement on Form S-1 filed June 3, 2020)
3.2	Bylaws (incorporated by reference as Exhibit 3.2 to our Registration Statement on Form S-1 filed June 3, 2020)
3.3	Amended and Restated Articles of Incorporation (Filed on Form 8-K January 14, 2021 Exh. 3.1)
3.4	Second Amended and Restated Bylaws (incorporated by reference as Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
3.5	Amended and Restated Bylaws (Filed on Form S-1 June 3, 2020 Exh 3.4)
3.6	Amendment to Articles of Incorporation – Share Consolidation (Filed on Form 8-K June 23, 2009 Exh 3.1)
3.7	Amendment to Articles of Incorporation – Share Expansion (incorporated by reference as Exhibit 3.5 to our Registration Statement on Form S-1 filed June 3, 2020)
3.8	Amendment to Articles of Incorporation –Share Forward Split (Filed on Form 8-K December 16th, 2015 Exh 3.1)
3.9	Amendment to Articles of Incorporation – Name Change (Filed on Form 8-K May 11th, 2016 Exh 99.1)

(10)	Material Contracts
10.1	Executive Employment Agreement dated Dec. 31, 2021 with John Docherty (Filed on Form 10-Q January 14, 2022 Exh 10.1)
10.2	Management Services Agreement dated Dec. 31, 2021 with C.A.B. Financial Services Ltd. (Chris Bunka) (Filed on Form 10-Q January 14, 2022 Exh. 10.2)

(21)	Subsidiaries
21.1	List of Subsidiaries of the Registrant (Filed on Form 10-K November 29, 2021 Exh 21.1)

(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

31 of 32

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By: /s/ Christopher Bunka

Christopher Bunka

Chief Executive Officer, Chairman and Director

(Principal Executive Officer)

Date: April 11, 2022

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka

Christopher Bunka

Chief Executive Officer, Chairman and Director

(Principal Executive Officer)

Date: April 11, 2022

By: /s/ John Docherty

John Docherty

President and Director

Date: April 11, 2022

By: /s/ Greg Downey

Greg Downey CPA, CMA

Chief Financial Officer

(Principal Financial and Accounting Officer)

Date: April 11, 2022

32 of 32