Form 10-Q
period 2022-05-31
Lexaria Bioscience Corp.
filed 2022-07-14
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

5,950,998  common shares as of July 13, 2022

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 33

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
	May 31,	August 31,
	2022	2021
ASSETS	(Unaudited)	(Audited)
Current
Cash	$7,051,083	$10,917,797
Marketable securities	288,032	833,841
Accounts receivable	154,868	342,401
Inventory	40,183	29,648
Prepaid expenses and deposit	757,308	319,253
Total Current Assets	8,291,474	12,442,940

Non-current assets, net
Lease right of use	62,363	91,041
Intellectual property	440,675	364,623
Property & equipment	343,431	368,213
Total Non-current Assets	846,469	823,877
TOTAL ASSETS	$9,137,943	$13,266,817

LIABILITIES
Current
Accounts payable and accrued liabilities	$157,095	$105,946
Loan payable	7,906	7,926
Lease payable	41,825	39,404
Total Current Liabilities	206,826	153,276

Long Term
Lease payable	18,339	49,989
Total Long Term Liabilities	18,339	49,989
TOTAL LIABILITIES	225,165	203,265

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 5,950,998 common shares at May 31, 2022 and 5,726,699 common shares at August 31, 2021	5,951	5,727
Additional paid-in capital	46,808,608	45,089,114
Deficit	(37,631,063)	(31,829,204)
Equity attributable to shareholders of the Company	9,183,496	13,265,637
Non-controlling Interest	(270,718)	(202,085)
Total Stockholders' Equity	8,912,778	13,063,552
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,137,943	$13,266,817

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 3 of 33

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars, except number of shares)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Revenue	$99,717	$204,055	$144,247	$691,717
Cost of goods sold	18,635	59,989	30,592	155,037
Gross profit	81,082	144,066	113,655	536,680

Expenses
Research and development	752,095	454,443	1,486,487	823,102
General and administrative	1,747,325	2,256,175	4,497,660	4,097,765
Total operating expenses	2,499,420	2,710,618	5,984,147	4,920,867

Loss from operations	(2,418,338)	(2,566,552)	(5,870,492)	(4,384,187)
Gain on disposal of assets	-	-	-	1,522,704
Discontinued operations	-	-	-	(22,000)

Net and comprehensive loss for the period	$(2,418,338)	$(2,566,552)	$(5,870,492)	$(2,883,483)
Net and comprehensive loss attributable to:
Common shareholders	$(2,382,925)	(2,556,997)	$(5,801,859)	(2,848,914)
Non-controlling interest	$(35,413)	(9,555)	$(68,633)	(34,569)

Basic and diluted loss per share
Continuing operations	$(0.41)	$(0.50)	$(1.00)	$(0.70)
Discontinued operations	-	-	-	(0.01)
	$(0.41)	$(0.50)	$(1.00)	$(0.71)

Weighted average number of common shares outstanding
- Basic and diluted	5,950,998	5,104,332	5,863,086	4,056,755

The accompanying notes are an integral part of these consolidated interim financial statements.

Page 4 of 33

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)

	Nine Months Ended
	May 31,
	2022	2021
	(Unaudited)
Cash flows used in operating activities
Net loss and comprehensive loss	$(5,870,492)	$(2,861,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	519,718	410,007
Depreciation and amortization	77,986	83,788
Inventory write-off	-	2,482
Bad debt expense	-	37,000
Non-cash right of use lease expense	28,678	26,665
Gain on disposal of assets	-	(1,522,704)
Unrealized loss on marketable securities	823,916	86,810
Shares issued for services	600,000	-
Warrants issued for services	-	785,895
Lease accretion	4,166	6,179
Change in working capital
Accounts receivable	(90,574)	(1,106)
Inventory	(9,196)	71,976
Prepaid expenses and deposits	161,945	11,656
Accounts payable and accrued liabilities	56,352	86,981
Due to related parties	(5,223)	(57,380)
Deferred revenue	-	(44,255)
Net cash used in operating activities	$(3,702,724)	$(2,877,489)

Cash flows used in investing activities
Disposal (acquisition) of assets	(49,188)	273,375
Intellectual property	(81,407)	(79,493)
Net cash (used in) provided by investing activities	$(130,595)	$193,882

Cash flows from financing activities
Repayment of loan payable	-	(23,163)
Lease payments	(33,395)	(32,962)
Proceeds from issuance of equity	-	9,471,495
Net cash provided by (used in) financing Activities	$(33,395)	$9,415,370

Net cash provided by discontinued operations	$-	$83,000

Net change in cash for the period	(3,866,714)	6,814,763
Cash at beginning of period	10,917,797	1,293,749
Cash at end of period	$7,051,083	$8,108,512

Supplemental information of cash flows:
Income taxes paid in cash	$-	$3,450
Non-cash consideration on asset disposal	$-	$1,171,599
Non-cash shares for services included in prepaid expenses	$600,000	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 5 of 33

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars, except number of shares)
			(Unaudited)

			ADDITIONAL			TOTAL
	SHARE CAPITAL		PAID-IN			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	EQUITY
		$	$	$	$	$
Balance August 2020	3,001,476	3,001	30,324,398	(27,802,198)	(42,943)	2,482,258
Stock based compensation	-	-	48,887	-	-	48,887
Net loss	-	-	-	(696,028)	-	(696,028)
Non-controlling interest	-	-	-	-	(14,093)	(14,093)
Balance November 30, 2020	3,001,476	3,001	30,373,285	(28,498,226)	(57,036)	1,821,024
Stock based compensation	-	-	17,154	-	-	17,154
Brokered placement	2,102,856	2,104	9,469,393	-	-	9,471,497
Net Income	-	-	-	404,111	-	404,111
Non-controlling interest	-	-	-	-	(10,921)	(10,921)
Balance February 28, 2021	5,104,332	5,105	39,859,832	(28,094,115)	(67,957)	11,702,865
Stock based compensation	-	-	343,966	-	-	343,966
Warrants issued for services	-	-	785,895	-	-	785,895
Net loss	-	-	-	(2,556,997)	-	(2,556,997)
Non-controlling interest	-	-	-	-	(9,555)	(9,555)
Balance May 31, 2021	5,104,332	5,105	40,989,693	(30,651,112)	(77,512)	10,266,174
Exercise of warrants	610,189	610	4,014,433	-	-	4,015,043
Shares issued for services	12,178	12	84,988	-	-	85,000
Net loss	-	-	-	(1,178,092)	-	(1,178,092)
Non-controlling interest	-	-	-	-	(124,573)	(124,573)
Balance August 31, 2021	5,726,699	5,727	45,089,114	(31,829,204)	(202,085)	13,063,552
Stock based compensation	-	-	408,544	-	-	408,544
Net loss	-	-	-	(1,993,157)	-	(1,993,157)
Non-controlling interest	-	-	-	-	(10,325)	(10,325)
Balance November 30, 2021	5,726,699	5,727	45,497,658	(33,822,361)	(212,410)	11,468,614
Shares issued for services	224,299	224	1,199,776	-	-	1,200,000
Net loss	-	-	-	(1,425,777)	-	(1,425,777)
Non-controlling interest	-	-	-	-	(22,895)	(22,895)
Balance February 28, 2022	5,950,998	5,951	46,697,434	(35,248,138)	(235,305)	11,219,942
Stock based compensation	-	-	111,174	-	-	111,174
Net loss	-	-	-	(2,382,925)	-	(2,382,925)
Non-controlling interest	-	-	-	-	(35,413)	(35,413)
Balance May 31, 2022	5,950,998	5,951	46,808,608	(37,631,063)	(270,718)	8,912,778

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 6 of 33

LEXARIA BIOSCIENCE CORP. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS May 31, 2022 (Expressed in U.S. Dollars)

1. Nature of Business

Lexaria Bioscience Corp. (“Lexaria”, “we”, “our” or the “Company”) is a biotechnology company pursuing the enhancement of the bioavailability of a diverse and broad range of active pharmaceutical ingredients (“APIs”) using our patented drug delivery technology DehydraTECHTM. Through continued validation of our research and development our focus is on national and international applications for DehydraTECH.

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

Since inception, the Company has incurred significant operating and net losses. The losses attributable to common shareholders were $4.2m, $4.1m and $4.2m for the years ended August 31, 2021, 2020 and 2019, respectively. As of May 31, 2022, we had an accumulated deficit of $37.6m. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licencing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter.

On January 12, 2021, the Company closed an underwritten public offering for net proceeds of $9,471,497. In the fourth quarter of the year ended August 31, 2021, the Company received $4,015,043 from the exercise of warrants.

Until the Company is able to generate significant product revenue, operations will be supported with equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may offer additional securities for sale during fiscal year 2022 or thereafter in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans and is in the best interests of our stockholders. The Company has the option to raise up to one-third of its aggregate market value of its common equity held by non-affiliates through the issuance of securities pursuant to a Registration Statement on Form S-3 (333-262402) as filed with the SEC on January 28, 2022 and declared effective on February 4, 2022.

Page 7 of 33

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

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern. As of May 31, 2022, the Company had cash of approximately $7.0m. We believe this is sufficient to enable the Company to fund its operating and R&D expenses and any capital expenditure requirements through one year from the issuance date of these unaudited consolidated financial statements.

COVID-19

Impacts of COVID-19 Pandemic

The emergence of the COVID-19 pandemic in 2020 continues to present uncertainty and unforecastable new risks to the Company and its business plans. As of May 31, 2022, there has been no material impact on the Company’s financial position as a direct result of the pandemic. However, the Company has experienced some supply chain disruptions and shortages in the procurement of ingredients and supplies used in both our R&D activities and production. Management views this situation as transitory but cannot predict the length of time it may take for these disruptions to dissipate or if there will be a significant economic effect on the Company’s operations. In the interim, it may cause delays in carrying out our research studies and in our production schedules.

Restrictions on international travel presents a challenge in carrying out normal business activities related to corporate finance efforts and the pursuit of new customers throughout North America who might otherwise access the retail products of our licensees. As a result, the pandemic has increased the risk of lower revenues and higher losses.

During the year ended August 31, 2020, we received  C$30,732 in COVID relief under the Canada Emergency Wage Subsidy programs for employees which reduced our employment costs in that year. During fiscal 2020 we also received C$40,000 from the Canadian Government sponsored Emergency Business Account loan program. As specified by the terms of this program, we repaid C$30,000 of the loan in fiscal 2021. The remaining $7,906 (C$10,000) of the loan payable is anticipated to be forgiven as directed under this program in the year ended August 31, 2023.

We continue to actively monitor the evolving effects of COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, provincial, or local authorities, or that we determine are in the best interests of our employees and third parties with which we do business.

The economic effect of the pandemic combined with increased geopolitical uncertainty and rising inflation is expected to have an impact on the Company’s future reporting periods. The effects are difficult to predict and could result in material financial impact on the Company’s financial results.

Page 8 of 33

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

Page 9 of 33

6. Recent Accounting Guidance

Pronouncements Issued but Not Yet Adopted

In October of 2021, the Financial Accounting Standards Board (FASB) issued an update to Government Assistance (Topic 832) to increase the transparency of government assistance and its disclosure in the notes to the financial statements. Amendments in this update take effect for annual periods beginning after December 31, 2021. Early application of the amendments is permitted. The Company does not expect the adoption of these standards to have a material impact on its consolidated financial statements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company does not currently expect the adoption of these standards to have a material impact on its consolidated financial statements.

7. Accounts and Other Receivables

	May 31,	August 31,
	2022	2021
	$	$
Trade and deposits receivable	51,251	16,553
Sale of assets – shares receivable	-	278,107
Sales tax receivable	103,617	47,741
	154,868	342,401

8. Inventory

	May 31,	August 31,
	2022	2021
	$	$
Raw materials	31,366	29,648
Work in progress	8,817	-
	40,183	29,648

9. Intellectual Property

Patent costs: all non-US based patent-related costs incurred in connection with preparing, filing, maintaining and prosecuting patent applications are expensed as incurred due to the uncertainty in the recovery of the expenditures. Amounts incurred are classified in general and administrative expenses.

Page 10 of 33

All related costs for US patents are recognized as Intellectual Property. When a US patent is granted, it is amortized over the remaining useful life. Any subsequent costs incurred for a US granted capitalized patent are expensed as incurred.

The following is a list of US capitalized patents held by the Company:

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
US 11,311,559	04/26/2022	Compositions and Methods for Enhanced Delivery of Antiviral Agents

A continuity schedule for capitalized patents is presented below:

Patents
	May 31,	August 31,
	2022	2021
	$	$
Balance – beginning	364,623	292,000
Addition	81,407	79,493
Amortization*	(5,355)	(6,870)
Balance – ending	440,675	364,623

*Patents are amortized over their legal life of 20 years.

Page 11 of 33

10. Property & Equipment

Nine Months Ended	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance May 31, 2022
May 31, 2022	$	$	$	$	$
Leasehold improvements	259,981	(40,528)	-	(181,176)	78,805
Computers	63,964	(8,691)	6,817	(60,241)	10,540
Furniture fixtures & equipment	31,126	(4,813)	-	(21,233)	9,893
Lab equipment	291,235	(19,874)	42,375	(89,417)	244,193
	646,306	(73,906)	49,192	(352,067)	343,431

For the nine months ended May 31, 2022, amortization of $1,339 (May 31, 2021 - $9,325) was included in the cost of goods sold.

Year Ended	Cost	Period Amortization	Disposal	Accumulated Amortization	Net Balance August 31, 2021
August 31, 2021	$	$	$	$	$
Leasehold improvements	259,981	(54,038)	-	(140,648)	119,333
Computers	63,964	(19,681)	-	(51,550)	12,414
Furniture fixtures & equipment	34,220	(6,417)	(3,094)	(16,420)	14,706
Lab equipment	291,235	(35,008)	-	(69,475)	221,760
	649,400	(115,144)	(3,094)	(278,093)	368,213

11. Accounts Payable and Accrued Liabilities

	May 31	August 31,
	2022	2021
	$	$
Accounts Payable
Trades payable	90,047	54,668
Sales tax payable	47,598	-
Related party payable	5,599	5,223
Accrued Liabilities
Corporate tax payable	-	1,055
Trades payable	13,851	45,000
Balance	157,095	105,946

12. Common Shares and Warrants

In December of 2021, the Company entered a one-year media outreach agreement to SRAX Inc. and issued 224,299 shares as consideration for an aggregate value of $1.2m of which $600,000 are included in prepaid expenses and deposits.

Page 12 of 33

During the quarter ended May 31, 2022, the Company issued no warrants. A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance August 31, 2020	471,608	16.77
Cancelled/expired	(44,161)	67.50
Exercised	(610,189)	6.58
Issued	2,630,017	6.58
Balance August 31, 2021	2,447,275	8.00
Cancelled/expired	(25,292)	4.57
Balance May 31, 2022	2,421,983	8.04

A summary of warrants outstanding as of May 31, 2022, is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
7,500	0.43 years	24.00
100,000	1.88 years	9.00
200,000	1.88 years	7.00
51,814	2.46 years	36.00
8,984	2.50 years	36.00
16,667	2.79 years	9.00
317,190	2.95 years	10.50
1,719,828	3.63 years	6.58
2,421,983	3.28 years	8.04

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

During the quarter ended May 31, 2022, the Company granted 36,700 options at a strike price of $3.39 with a contractual life of 5 years. These options were awarded to employees, directors and contractors.

Page 13 of 33

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $
Balance August 31, 2020	171,604	11.17
Cancelled/expired	(50,334)	10.76
Granted	84,900	5.41
Balance August 31, 2021	206,170	8.90
Cancelled	(3,334)	9.60
Granted	81,800	6.23
	36,700	3.39
Balance May 31, 2022 (Outstanding)	321,336	6.59	3.46	-
Balance May 31, 2022 (Exercisable)	293,836	6.80	3.62	-

The fair value of share purchase options granted were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31, 2022
Expected volatility	98% - 119%
Risk-free interest rate	0.85% - 1.78%
Expected life	5 years
Dividend yield	0%
Estimated fair value per option	$2.50 - $5.10

14. Revenues

	Nine Months Ended
	May 31, 2022 $	May 31, 2021 $
Product sales	111,597	360,558
Licensing revenue	16,160	326,474
Other revenue	16,490	4,685
Income from operations	144,247	691,717

Product revenues of $112k and licensing usage fees of $16k represent a significant decrease, year over year,  in intermediate product sales and related licensing usage fees during the nine months ended May 31, 2022.

15. Segment Information

The Company’s operations involve the development and usage, including licensing, of its proprietary DehydraTECH Technology. Lexaria is centrally managed and its chief operating decision makers, being the President and the CEO, use the consolidated and other financial information supplemented by revenue information by category of alternative health consumer products and technology licensing to make operational decisions and to assess the performance of the Company. The Company has identified two reportable segments: Intellectual Property and Products. To date, licensing revenues have been significantly concentrated on one licensee.

Page 14 of 33

Nine Months Ended May 31, 2022	IP Licensing $	Products $	Corporate $	Consolidated Total $
Revenue	16,160	111,597	16,490	144,247
Cost of goods sold	-	(30,592)	-	(30,592)
Operating expenses	(3,096,910)	(430,951)	(2,456,286)	(5,984,147)
Segment loss	(3,080,750)	(349,946)	(2,439,796)	(5,870,492)

Total assets	958,586	95,389	8,083,968	9,137,943

Nine Months Ended May 31, 2021	IP Licensing $	Products $	Corporate $	Consolidated Total $
External revenue	326,474	360,658	4,585	691,717
Cost of goods sold	-	(155,037)	-	(155,037)
Operating expenses	914,485	(402,846)	(3,909,802)	(3,398,163)
Discontinued operations	(22,000)	-	-	(22,000)
Segment income (loss)	1,218,959	(197,225)	(3,905,217)	(2,883,483)

Total assets	709,155	51,738	9,786,659	10,547,553

Capital Asset by Region	Cost US	Addition US	Net Balance US	Cost Canada	Addition Canada	Net Balance Canada	Total Net Balance
Nine Months Ended May 31, 2022	$	$	$	$	$	$	$
Leasehold Improvements	-	-	-	259,981	-	78,805	78,805
Computers	-	-	-	63,964	6,817	10,540	10,540
Furniture Fixtures Equipment	-	-	-	31,126	-	9,893	9,893
Lab Equipment	98,050	42,375	106,506	193,185	-	137,686	244,193
	98,050	42,375	106,506	548,256	6,817	236,924	343,431

Capital Asset by Region	Cost US	Disposal US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Year Ended August 31, 2021	$	$	$	$	$	$
Leasehold Improvements	-	-	-	259,981	119,333	119,333
Computers	-	-	-	63,964	12,414	12,414
Furniture Fixtures Equipment	3,094	(3,094)	-	31,126	14,706	14,706
Lab Equipment	98,050	-	69,580	193,185	152,180	221,760
	101,144	(3,094)	69,580	548,256	298,633	368,213

16. Commitments, Significant Contracts and Contingencies

Right of Use Assets – Operating Lease

The Corporate office and R&D laboratory located in Kelowna, British Columbia, Canada is leased until November 15, 2023, with a five-year renewal option. In addition to minimum lease payments, the lease requires us to pay, subject to annual adjustments, property taxes and operating costs.

Page 15 of 33

	May 31, 2022	August 31, 2021
	$	$
Right of use assets – operating leases	126,920	126,920
Amortization	(64,557)	(35,879)
Total lease assets	62,363	91,041

Liabilities:	89,393	125,431
Lease payments	(33,395)	(43,950)
Interest accretion	4,166	7,912
Total lease liabilities	60,164	89,393

Operating lease cost	62,363	91,041
Operating cash flows for lease	33,395	43,950
Remaining lease term	1.4 Years	2.1 Years
Discount rate	7.50%	7.50%

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of May 31, 2022:

2022	$11,204
2023	$44,816
2024	$7,469
Thereafter	-
Total lease payments	$63,489
Less: imputed interest	(3,325)
Present value of operating lease liabilities	$60,164
Less: current obligations under leases	(41,825)
Total	$18,339

Page 16 of 33

17. Prepaid Expenses and Deposits

Prepaid expenses consist of the following at May 31, 2022, and August 31, 2021:

	May 31,	August 31,
	2022	2021
	$	$
Advertising & conferences	684,820	168,760
Consulting	-	18,750
Legal fees	25,000	31,380
Licence, filing fees, dues	26,250	19,500
Office & insurance	21,238	80,863
	757,308	319,253

18. Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Total $
August 31, 2021
Common stock	1,037,025	16,243	(219,427)
Total	1,037,025	16,243	(219,427)	833,841
May 31, 2022
Common stock	278,107	58,893	(882,809)	(545,809)
Total	1,315,132	75,136	(1,102,236)	288,032

Unrealized gains and losses on marketable securities are derived from Hill Street Beverage Company Inc. (“Hill Street”) (TSX-V: HILL) common stock holdings and are due, in Managements opinion, to economic uncertainties in the market sector.  Management views the unrealized losses as temporary impairments based on our evaluation of available evidence.

19. Discontinued Operations

On November 19, 2020, the Company entered a definitive asset sale agreement through its wholly owned subsidiary Lexaria CanPharm ULC to sell certain non-core business assets to Hill Street for gross proceeds of C$3,850,000.

With the closing of the sale on December 10, 2020, the Company received C$350,000 in cash, 6,031,363 restricted common shares at a fair value at C$500,000 as the first required equity-based payment, and a C$2,000,000 promissory note bearing interest at 10% per annum.  The promissory note was included at its nominal value of $NIL. To date, minimal interest payments have been received and are included in Other Income. Pursuant to the terms of the transaction, the Company received an additional C$1,000,000 worth of common shares of Hill Street and are included in Marketable Securities.

Gain on asset disposal
Book value of assets sold	$-
Cash consideration	273,373
Shares received	468,264
Shares receivable	781,067
Promissory note	-
$1,522,704

Page 17 of 33

The financial results of the group of assets sold are presented as income (loss) from discontinued operations, net of income taxes in our consolidated statement of income. The following table presents financial results of the assets:

	Nine Months Ended
	May 31,
	2022	2021
Revenue	$-	$3,000
Operating Expenses	-	25,000
Net Income (loss)	$-	$(22,000)

The following table presents cash flows of discontinued operations:

	Nine Months Ended
	May 31,
	2022	2021
Cash flows used in discontinued operating activities
Net income	$-	$(22,000)
Change in working capital	-	105,000
Net cash used in discontinued operating activities	$-	$83,000

Net cash provided by discontinued operations	$-	$83,000

20. Subsequent Events

As disclosed on our Form 8-K filed on June 9, 2022, Lexaria successfully filed a pre-Investigational New Drug (“IND”) meeting request with the US Food and Drug Administration (“FDA”). The filing has been confirmed and a target date of July 30, 2022 for the meeting has been provided by the FDA, subject to certain conditions being met. The request for a pre-IND meeting formally initiates communications with the FDA regarding development of Lexaria's DehydraTECH-CBD for the treatment of hypertension. The purpose of the pre-IND meeting will be to confirm the details and acceptability of Lexaria's ongoing IND-enabling development program to be completed thereafter prior to proceeding with its full IND application filing.

As disclosed on our Form 8-K filed on June 3, 2022, the Company announced the signing of a commercial licensing agreement with Premier Wellness Science Co., Ltd. of Japan (“Premier”).  Minimum quarterly payments to Lexaria will begin September 1, 2022, and, during the first five years of the Agreement, amount to US$4,527,500.

Under the terms of the Agreement, Premier is purchasing the rights to DehydraTECH technology for the Japanese non-pharmaceutical market for use with cannabidiol (“CBD”) and hemp ingredients in oral liquid and non-liquid products, as well as for topical, hair-care, lip-care and cosmetics products. Premier Wellness Science Co., Ltd.  is a wholly-owned subsidiary of Premier Anti-Aging Co., Ltd.  which is listed on the Tokyo Stock Exchange Mothers division with securities code 4934.

Page 18 of 33

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in US$. All references to “C$” refer to Canadian dollars and all references to “common shares” and “shares” refer to the common shares in our capital stock, unless otherwise indicated. The terms “Lexaria” “we”, “us”, “our” and “Company” mean the Company and/or our subsidiaries, unless otherwise indicated.

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes in this quarterly report on Form 10-Q, and our audited financial statements with notes in our annual report on Form 10-K for the year ended August 31, 2021.

Overview

Lexaria’s patented DehydraTECH technology improves the delivery of bioactive compounds while promoting healthy ingestion methods, lowers overall dosing, and is highly effective in active molecule delivery available in a range of formats from oral ingestible to oral buccal/sublingual to topical products. DehydraTECH substantially improves the rapidity and quantity of Active Pharmaceutical Ingredients (“API”) transport to the blood plasma and brain using the body’s natural process for distributing fatty acids via the oral route. This technology extends across many categories beyond the primary pharmaceutical focus of the Company from foods and beverages to cosmetic products and nutraceuticals.

Page 19 of 33

Research & Development

Lexaria is advancing several R&D activities in both preclinical and clinical programs. Currently, our primary research program is the investigation of cannabidiol (CBD) for the reduction of hypertension with a human clinical trial initiated in Q3, 2022 and three human clinical trials concluded in calendar 2021. Other programs include nicotine for oral pouches and nicotine replacement therapy, antivirals and related compounds for COVID-19 and other viral diseases, PDE5 inhibitors, hormones, and others. From time to time the Company will engage in contract R&D for third parties who are interested in evaluating DehydraTECH in their products.

During the quarter ended May 31, 2022, Lexaria incurred $752,095 (May 2021- $454,443) in R&D expenditures. Specific R&D programs are in ongoing development and align to our financial ability to undertake each research phase for each API. Due to our expanding portfolio coverage, we continually examine accelerated timetable options for testing, research, and development of each API. Fiscal 2022 continues to highlight the direction of our research and development programs with confirmatory results from our ongoing programs. We continue to  devote an increasing proportion of our resources and focus towards pharmaceutical applications.

This focus has led to the successful completion of a letter to request a pre-IND meeting concerning DehydraTECH CBD with the FDA and it is anticipated that the FDA shall be providing its opinions on the details and acceptability of Lexaria’s intended clinical trial program on or around July 30, 2022.  Assuming the FDA’s pending pre-IND meeting feedback is fairly aligned with the proposals Lexaria put forth in its request letter, it is anticipated that Lexaria will be authorized to proceed with its initial clinical trial to enable the development of its DehydraTECH CBD, subject to the approval of a full IND application filing, in late calendar 2022 or early 2023.

CBD Studies

In September 2021 the Company reported successful results from its HYPER-H21-2 human study of DehydraTECH-CBD in arterial stiffness.

In April 2022, the Company began its multi-week human clinical hypertension study, HYPER-H21-4 for which it had received Independent Review Board approval on December 29, 2021. HYPER-H21-4 is a double blinded, randomized cross-over design study with a placebo control of 60 volunteers aged between 40-70 years. Some volunteers will already be using leading standard of care hypertension drugs such as ACE inhibitors with or without diuretics which will help evaluate the efficacy of DehydraTECH-CBD with and without other hypertension treatments. The extended duration of the study will allow Lexaria to gather critical data monitoring of DehydraTECH-CBD over time and will evaluate the potential for longer term health benefits. Further, HYPER-H21-4 should “de-risk” outcomes prior to Lexaria’s planned entry into regulatory pathways for the use of DehydraTECH-CBD to treat hypertension and possibly other forms of cardiovascular disease. Dosing for the study will be concluding in July 2022 with results to follow.

The HYPER-H21-4 study is entirely funded through the Company's existing cash resources and is not subject to any financing requirement.

In April 2022 the Company announced that all data analyses from its simulated pulmonary hypertension clinical study HYPER-H21-3 have been successfully completed with positive safety and efficacy findings. The study findings indicated a tendency (p=0.1) during 15 minutes of simulated low levels of oxygen (hypoxia) for reduced pulmonary artery systolic pressure ("PASP") with DehydraTECH-CBD treatment versus placebo. Most notably, PASP was significantly attenuated by about 5 mmHg or 41% overall (p=0.045) in male participants specifically suggesting differences by sex in responsiveness to CBD treatment under hypoxic stress conditions.

These new findings from HYPER-H21-3 will help direct prospective future research into the efficacy of DehydraTECH-CBD use for the management of elevations in pulmonary arterial pressure under hypoxic conditions (e.g., exposure to altitude), related hypoxemic pathologies (e.g., severe lung disease), and pulmonary hypertension.

Page 20 of 33

Other API Studies

In October 2021 the Company reported results from its THC-A-21-1 in vivo study of DehydraTECH-THC showing it successfully elevated THC levels in blood plasma, requiring only 15 minutes at levels comparable to those achieved in 45 minutes with concentration-matched controls.

Lexaria also published results from its NIC-A21-1 in vivo trial of DehydraTECH-NICZ (nicotine benzoate) which was delivered via oral pouches. Favorable results were all statistically significant, supporting further evaluation. Lexaria plans to progress to a larger investigation in human volunteers of DehydraTECH-nicotine versus leading brands. Lexaria is currently in the design phase of this proposed human clinical study, which will be independently funded with existing capital.

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

On March 15, 2022, the Company announced that the first phase of its epilepsy research program EPIL-A21-1 has commenced. The EPIL-A21-1 research program consists of two main studies to be performed in rodents following the first phase pilot animal model. The two main studies within the program are expected to begin in May/June 2022 and will involve both an acute seizure model induced by electrical stimulation ("MES") as well as a chronic chemically induced seizure model ("RISE-SRS"). Lexaria has selected these models because they have been previously employed by other researchers studying the antiepileptic effects of CBD including select study work funded by GW with its Epidiolex® formulation (PubMed Reference Number 30588604).

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

Page 21 of 33

The Company’s issued patents in the United States, Australia, Europe, India, Mexico, and Japan are as follows:

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
AU 2015274698	06/15/2017
AU 2017203054	08/30/2018
AU 2018202562	08/30/2018
AU 2018202583	08/30/2018
AU 2018202584	01/10/2019
AU 2018220067	07/30/2019
EP 3164141	11/11/2020
JP 6920197	07/28/2021
AU 2016367036	07/30/2019	Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
JP 6963507	10/19/2021
MX 388 203 B	11/26/2021
AU 2016367037	08/15/2019	Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents
IN 365864	04/30/2021
JP 6917310	07/21/2021
AU 2019256805	06/16/2022	Compositions Infused with Nicotine Compounds and Methods of Use Thereof
US 11,311,559	04/26/2022	Compositions and Methods for Enhanced Delivery of Antiviral Agents

In November of 2021, we were advised that our first patent in Mexico, in the Company’s second patent family, had been allowed.

On March 8, 2022, the Company announced it would be issued a new patent entitled "Compositions Infused with Nicotine Compounds and Methods of Use Thereof". The new Australian patent expands upon Lexaria's international intellectual property rights to apply DehydraTECH enhancement technology to most oral forms of nicotine, including pills, tablets, lozenges, capsules, pouches, gums and sprays. The patent covers many different forms of nicotine including free base nicotine, nicotine salts, polymer resins of nicotine and other forms of nicotine complexes.

On April 26, 2022 the Company was granted US Patent 11,311,559 for Compositions and Methods for Enhanced Delivery of Antiviral Agents. This is Lexaria’s 25th patent granted worldwide.

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

Page 22 of 33

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

The Company, trading under the symbol “LXX”, voluntarily delisted from the Canadian Securities Exchange (“CSE”) effective after the closing of trading on Wednesday, July 7, 2021. The overwhelming majority of trading had moved to Nasdaq and by delisting from the CSE the Company expected to realize savings in fees and managerial time and effort required to maintain a dual listing.

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

In consideration for the Assets, Hill Street provided CanPharm with C$350,000 cash, a promissory note bearing a principal amount of C$2,000,000 and bearing an interest rate of 10% (the “Note”) and C$1,500,000 in shares of Hill Street, issued in three tranches over a period of 16 months from the closing date. The repayment of the Note does not have a fixed maturity date and is based on quarterly installments equal to 5% of the gross sales realized by Hill Street of DehydraTECH enabled products. Due to the uncertainty pertaining to the settlement of the Note, management concluded that the note had $Nil value at the time of the sale and was recorded as such. Some of the factors considered in the $Nil valuation of the Note were that the legal sales of THC products in the US and Canada have little or no history which made the expectant quarterly payments very difficult to forecast. Further, Hill Street had no experience selling THC products and at the time of the sale was not licensed to produce and sell such products. Therefore, the Company considered risk of default high and the collectability of the Note as highly doubtful. Since the date of sale Hill Street has repaid $5k in the year-ended August 31, 2021. We have received a further $16k in the nine months ended May 31, 2022, included in other revenues, as payment toward the accumulated interest on the Note.

Page 23 of 33

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

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the periods reported. These estimates, judgments and assumptions are reasonable, based on information available to management at the time that such estimates, judgments and assumptions are made. We believe that understanding the basis and nature of the estimates, judgments and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials. For a discussion of our critical accounting estimates, please read Note 2 to our financial statements in our Annual Report on Form 10-K for the year ended August 31, 2021. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2021.

Capital Assets

Capital assets are stated at cost less accumulated depreciation and depreciated using the straight-line method over their useful lives or otherwise by units of production.

Page 24 of 33

Intellectual Property

US patent costs, included in intellectual property, represent legal costs incurred to establish US-granted patents. These capitalized patent costs are amortized on a straight-line basis over the remaining life of the patent. When US patents reach a mature stage, any associated legal costs, including typical maintenance fees, are expensed as incurred. In the nine months ended May 31, 2022, the Company recognized $81k (May 31, 2021 - $79k) attributable to capitalized patents. All other patent costs are expensed when incurred.

Revenue Recognition

Product Revenue

Revenue from the sale of products is recognized when an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured, which typically occurs upon shipment. The Company reports its sales net of actual sales returns.

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

Through May 31, 2022, we have funded our operations primarily with proceeds from the sale of our common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $5,870,492 and $2,883,483 for the nine months ended May 31, 2022, and 2021, respectively.

The continuation of our Company as a going concern is dependent upon our Company raising additional capital and/or attaining and maintaining profitable operations. The accompanying financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations. The recurring losses from operations and net capital deficiency do raise doubt about the Company’s ability to continue as a going concern within one year following the date that these consolidated financial statements are issued. As of the issuance date of these consolidated interim financial statements, we expect our cash and cash equivalents of approximately $7.0m as at May 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements through the forthcoming 12 months from the issuance date of this report.

Page 25 of 33

Results of Operations for our Period Ended May 31, 2022, and 2021

Our net loss and comprehensive loss for the nine months ended and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
Results of Operations	May 31,
	2022	2021	Change
	$	$	$
Revenue	144,247	691,717	(547,470)
Research and development	1,486,489	823,102	663,387
Consulting fees & salaries	1,672,825	2,304,280	(631,455)
Legal and professional	439,942	594,158	(154,216)
Other general and administrative	2,384,893	1,199,327	1,185,566
Discontinued operations	-	(22,000)	22,000
Net Loss	(5,870,492)	(2,861,483)	(3,009,009)

Revenue

Product revenues of $112k and licensing usage fees of $16k for the period ended May 31, 2022, constitute a significant decline in intermediate product sales and related licensing usage fees. Our primary licensee experienced significant delays in the rollout of their products with a large national chain, creating a surplus of inventory from 2021 product manufactured by Lexaria. The impacts of COVID-19 including supply chain issues and the delays in legislative amendments effecting the CBD industry in the US, have left the market flat throughout 2021 and 2022.

The abilities of other licensees to generate ongoing sales, thereby increasing product and usage fees, are expected to increase in the near term as new products are developed and gain market acceptance. We have continued strong interest in our intermediate products in the US, Japan and Europe but cannot predict how long the current market conditions will affect purchasing decisions of retail customers that ultimately affect the consumer product manufacturers that utilize our intermediate products. Nor can we predict when consumer spending might show sustainable growth in the effected market sectors that could translate into substantially increased licensing or usage revenues.

Our licensing revenues consist of IP licensing fees for the transfer of the Technology and usage fees that occur over time. IP licensing fees are due at the signing of definitive agreements for the Technology and can include payments due upon transfer of the Technology and installment payments that are receivable within 12 months. Licencing revenues are expected to increase in late 2022 and early 2023 as our newly signed licensees introduce their products using our DehydraTECH technology to market.

Subsequent to the quarter ended May 31, 2022, the Company announced the granting of an exclusive licence (subject to two previously issued licenses in Japan) to Premier Wellness Science Co., Ltd. for the Japanese non-pharmaceutical market for use with CBD and hemp ingredients in oral liquid and non-liquid products, as well as for topical, haircare, lip-care and cosmetics products. In order to retain ongoing exclusivity, the negotiated minimum quarterly payments to Lexaria begin September 1, 2022, and, during the first five years of the Agreement, amount to US$4,527,500. In addition to the minimum payments, Lexaria will also receive royalty revenue from DehydraTECH licensed product sales.

Page 26 of 33

Research and Development

Expenditures on R&D increased by $633k for the period ended May 31, 2022, as the Company undertook several studies within its 2022 applied research and development program. Our primary focus in R&D has been on DehydraTECH-CBD to treat hypertension and our current study combined with our preparations for the filing of an IND (Investigative New Drug) application has contributed to a majority of the current expenditures.

Consulting Fees and Salaries

Our consulting fees decreased by $631k primarily due to non-cash stock-based compensation on options granted and vested ($728k) in the nine months ended May 31, 2021 and offset by a $99k increase in salaries in 2022 due to hiring within our R&D, investor relations and accounting departments.

Legal and Professional Fees

Our professional fees decreased by $154k during the period compared to the prior year period. The previous year’s expenditures were higher due to increased patent and trademark filings, the up-list to the Nasdaq Capital Markets, and additional advisory services utilized. We recognize certain legal fees, tax advice fees, and accounting services all as “Professional Fees.”

General and Administrative

General and administrative expenses during the nine months ended May 31, 2022, are up significantly year over year due to increased advertising ($563k) and unrealized losses increased by $737k. Otherwise expenses were generally lower. A gain on the sale of assets ($1.5m) was recognized in the nine months ended May 31, 2021.

Liquidity and Financial Condition

	May 31,	August 31,
Working Capital	2022	2021
	$	$
Current assets	8,291,474	12,442,940
Current liabilities	(206,826)	(153,276)
Net Working Capital	8,084,648	12,289,664

	Nine Months Ended
	May 31,
Cash Flows	2022	2021
	$	$
Cash flows (used in) provided by operating activities	(3,702,724)	(2,877,489)
Cash flows (used in) provided by investing activities	(130,595)	193,882
Cash flows (used in) provided by financing activities	(33,395)	9,415,370
Net cash flows (used in) discontinued operations	-	83,000
Increase (decrease) in cash	(3,866,714)	6,814,763

Page 27 of 33

Operating Activities

Net cash used in operating activities for the nine months ended May 31, 2022, increased by $792k for the period compared with cash used in operating during the same period in 2021. This difference was largely due to the increased expenditures pertaining to R&D and our stakeholders outreach programs.

Investing Activities

Net cash used in investing activities increased by $324k due to increased spending on capitalized US patents filings and the purchase of equipment in the nine months ended May 31, 2022, compared to 2021 which saw an inflow of cash from the sale of assets to Hill Street.

Financing Activities

Net cash provided from financing activities during the period ended May 31, 2022, is attributed to the amortized right-of-use lease payments. Cash provided by financing activities in the nine months ended May 31, 2021, of $9.4m primarily related to the underwritten public offering that closed January 21, 2021.

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

Page 28 of 33

Short Term Liquidity

On May 31, 2022, we had $7.0m cash and $8.11m in working capital. Based on our current and upcoming research and development programs and our projected general and administration expenditures, we have determined that our cash resources are sufficient to allow us to continue operations through at least the next twelve months from the issuance date of this quarterly report.

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

As of May 31, 2022, the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO, President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO, President, and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with US GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2022, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management reviewed the results of their assessment with our Board.

Page 29 of 33

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

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2022, our controls and controls processes remained consistent with our fiscal year ended August 31, 2021. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2022, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Our control processes are designed to include remote workers, which we have utilized for many years. The advent of the COVID-19 pandemic has not materially impacted our internal controls over financial reporting other than increasing requirements for social distancing and some additional remote working requirements for staff.

Page 30 of 33

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any other material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

Page 31 of 33

b) Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference as Exhibit 3.1 to our Registration Statement on Form S-1 filed June 3, 2020)
3.2	Bylaws (incorporated by reference as Exhibit 3.2 to our Registration Statement on Form S-1 filed June 3, 2020)
3.3	Amended and Restated Articles of Incorporation (Filed on Form 8-K January 14, 2021 Exh. 3.1)
3.4	Second Amended and Restated Bylaws (incorporated by reference as Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
3.5	Amended and Restated Bylaws (Filed on Form S-1 June 3, 2020 Exh 3.4)
3.6	Amendment to Articles of Incorporation – Share Consolidation (Filed on Form 8-K June 23, 2009 Exh 3.1)
3.7	Amendment to Articles of Incorporation – Share Expansion (incorporated by reference as Exhibit 3.5 to our Registration Statement on Form S-1 filed June 3, 2020)
3.8	Amendment to Articles of Incorporation –Share Forward Split (Filed on Form 8-K December 16th, 2015 Exh 3.1)
3.9	Amendment to Articles of Incorporation – Name Change (Filed on Form 8-K May 11th, 2016 Exh 99.1)

(10)	Material Contracts
10.1	Executive Employment Agreement dated Dec. 31, 2021 with John Docherty (Filed on Form 10-Q January 14, 2022 Exh 10.1)
10.2	Management Services Agreement dated Dec. 31, 2021 with C.A.B. Financial Services Ltd. (Chris Bunka) (Filed on Form 10-Q January 14, 2022 Exh. 10.2)
10.3	Redacted Intellectual Property License Agreement dated May 20, 2022 between Lexaria Hemp Corp. and Premier Wellness Science Co., Ltd.

(21)	Subsidiaries
21.1	List of Subsidiaries of the Registrant (Filed on Form 10-K November 29, 2021 Exh 21.1)

(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Page 32 of 33

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By: /s/ Christopher Bunka

Christopher Bunka

Chief Executive Officer, Chairman and Director

(Principal Executive Officer)

Date: July 14, 2022

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Christopher Bunka

Christopher Bunka

Chief Executive Officer, Chairman and Director

(Principal Executive Officer)

Date: July 14, 2022

By: /s/ John Docherty

John Docherty

President and Director

Date: July 14, 2022

By: /s/ Greg Downey

Greg Downey CPA, CMA

Chief Financial Officer

(Principal Financial and Accounting Officer)

Date: July 14, 2022

Page 33 of 33