Form 10-K/A
period 2022-08-31
Lexaria Bioscience Corp.
filed 2022-12-06
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 28, 2022 (the “Original Report”).  This Amendment is being filed solely to amend Part IV – Item 15. Exhibits and Financial Statement Schedules to the Original Report to correct omissions in the exhibit index which are now included herein as material contracts filed as Exhibit 10.6 and 10.7 and to provide updates to the following Exhibits:  23.1, 31.1 and 31.2.  This Form 10-K/A does not reflect events occurring after the filing of the Original Report, or modify or update disclosures therein.

2

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Plan of Conversion (included as Schedule “A” to the proxy statement/prospectus)
(3)	Articles of Incorporation and Bylaws
3.1*	Articles of Incorporation
3.2*	Bylaws
3.3	Amended and Restated Articles of Incorporation (Filed on Form 8-K January 14, 2021 Exh. 3.1)
3.4	Second Amended and Restated Bylaws (incorporated by reference as Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
3.5	Amended and Restated Bylaws (Filed on Form S-1 June 3, 2020 Exh 3.4)
3.6	Amendment to Articles of Incorporation – Share Consolidation (Filed on Form 8-K June 23, 2009 Exh 3.1)
3.7	Amendment to Articles of Incorporation – Share Expansion (Filed on Form 8-K March 10th, 2010)
3.8	Amendment to Articles of Incorporation –Share Forward Split (Filed on Form 8-K December 16th, 2015 Exh 3.1)
3.9	Amendment to Articles of Incorporation – Name Change (Filed on Form 8-K May 11th, 2016 Exh 99.1)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Equity Incentive Plan (Filed on Form S-8 July 30, 2021)
(10)	Material Contracts
10.1	Executive Employment Agreement dated Dec. 31, 2021 with John Docherty (filed on Form 10-Q January 14, 2022 Exh 10.1)
10.2	Management Services Agreement dated Dec. 31, 2021 with C.A.B. Financial Services Ltd. (Chris Bunka) (filed on Form 10-Q January 14, 2022 Exh 10.2)
10.3	Redacted Intellectual Property License Agreement dated May 20, 2022 between Lexaria Hemp Corp. and Premier Wellness Science Co., Ltd. (filed on Form 10-Q July 14, 2022 Exh 10.3)
10.4	Underwriting Agreement with H.C. Wainwright & Co. LLC (incorporated by reference as Exhibit 1.1 to our Current Report on Form 8-K filed January 14, 2021)
10.5	Asset Purchase Agreement with Hill Street Beverage Company Inc. (incorporated by reference as Exhibit 10.31 to our Registration Statement on Form S-1 filed November 20, 2020)
10.6	Equity Distribution Agreement with Maxim Group LLC (incorporated by reference as Exhibit 1.1 to our Current Report on Form 8-K filed August 12, 2022)
10.7	Media Buys Agreement with SRAX (incorporated by reference as Exhibit 10.1 to our Current Report on Form 8-K filed December 16, 2021)
(21)	Subsidiaries
21.1	List of Subsidiaries of the Registrant (Filed on Form 10-K November 29, 2021 Exh 21.1)
(23)	Consents of Experts and Counsel
23.1	Consent of Davidson & Company LLP, Chartered Professional Accountants
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer (filed on Form 10-K November 28, 2022 Exh. 32.1)
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer (filed on Form 10-K November 28, 2022 Exh. 32.2)
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By:	/s/Christopher Bunka
Christopher Bunka
Chair and Chief Executive Officer

Date: December 6, 2022

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka

Christopher Bunka

Chief Executive Officer, Chairman and Director

(Principal Executive Officer)

Date: December 6, 2022

By:	/s/ John Docherty

John Docherty

President and Director

Date: December 6, 2022

By:	/s/ Gregory Downey

Gregory Downey CPA, CMA

Chief Financial Officer

(Principal Financial Officer)

Date: December 6, 2022

By:	/s/Ted McKechnie

Ted McKechnie

Director

Date: December 6, 2022

By:	/s/Nicholas Baxter

Nicholas Baxter

Director

Date: December 6, 2022

By:	/s/Albert Reese Jr.

Albert Reese Jr.

Director

Date: December 6, 2022

4