Form 10-Q
period 2022-11-30
Lexaria Bioscience Corp.
filed 2023-01-17
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

           5,950,998 common shares as of January 17, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 28

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	November 30,	August 31,
	2022	2022
ASSETS	(Unaudited)	(Audited)
Current
Cash	$4,533,063	$5,813,218
Marketable securities	269,707	347,335
Accounts receivable	286,322	201,784
Inventory	9,936	38,418
Prepaid expenses and deposit	260,342	576,761
Total Current Assets	5,359,370	6,977,516

Non-current assets, net
Right of use assets	42,340	52,444
Intellectual property	500,549	488,462
Property & equipment	311,221	315,505
Total Non-current Assets	854,110	856,411
TOTAL ASSETS	$6,213,480	$7,833,927

LIABILITIES
Current
Accounts payable and accrued liabilities	$241,891	$151,449
Lease payable	39,629	42,587
Total Current Liabilities	281,520	194,036

Long Term
Lease payable	-	7,401
Total Long Term Liabilities	-	7,401
TOTAL LIABILITIES	281,520	201,437

STOCKHOLDERS' EQUITY
Share Capital
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share Issued and outstanding: 5,950,998 common shares at November 30, 2022 and at August 31, 2022	5,951	5,951
Additional paid-in capital	47,110,257	47,041,481
Deficit	(40,854,472)	(39,098,528)
Equity attributable to shareholders of the Company	6,261,736	7,948,904
Non-controlling Interest	(329,776)	(316,414)
Total Stockholders' Equity	5,931,960	7,632,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,213,480	$7,833,927

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 3 of 28

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars, except number of shares)

	THREE MONTHS ENDED
	November 30,
	2022	2021
	(Unaudited)
Revenue	$101,476	$13,880
Cost of Goods Sold	15,795	5,570
Gross profit	85,681	8,310

Expenses
Research and development	829,489	458,709
Office and administration	1,025,498	1,553,083
	1,854,987	2,011,792

Net loss	(1,769,306)	(2,003,482)

Net loss for the period	$(1,769,306)	$(2,003,482)
Net loss attributable to:
Common shareholders	$(1,755,944)	$(1,993,157)
Non-controlling interest	$(13,362)	$(10,325)

Basic and diluted loss per share	$(0.30)	$(0.35)

Weighted average number of common shares outstanding
Basic and diluted	5,950,998	5,726,699

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 4 of 28

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	THREE MONTHS ENDED
	November 30,
	2022	2021
	(Unaudited)
Cash flows used in operating activities
Net loss	$(1,769,306)	$(2,003,482)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	68,776	408,544
Depreciation and amortization	24,730	27,930
Noncash right-of-use lease expense	10,104	9,385
Unrealized loss on marketable securities	77,628	340,417
Unrealized foreign exchange	-	(109)
Lease accretion	845	1,562
Change in operating assets and liabilities
Accounts receivable	(84,538)	(119,111)
Inventory	30,791	2,914
Prepaid expenses and deposits	316,419	82,030
Accounts payable and accrued liabilities	90,442	88,819
Due to related parties	-	(5,223)
Net cash used in by operating activities	$(1,234,109)	$(1,166,324)

Cash flows used in investing activities
Purchase of equipment	(20,500)	(42,375)
Intellectual property	(14,342)	(15,840)
Net cash used in investing activities	$(34,842)	$(58,215)

Cash flows from financing activities
Lease Payments	(11,204)	(10,987)
Net cash used in financing activities	$(11,204)	$(10,987)

Net change in cash for the period	(1,280,155)	(1,235,526)
Cash at beginning of period	5,813,218	10,917,797
Cash at end of period	$4,533,063	$9,682,271

Supplemental information of cash flows:
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 5 of 28

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

			ADDITIONAL			TOTAL
	COMMON STOCK		PAID-IN			STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	NCI	EQUITY
		$	$	$	$	$
Balance August 31, 2021	5,726,699	5,727	45,089,114	(31,829,204)	(202,085)	13,063,552
Stock based compensation	-	-	408,544	-	-	408,544
Net loss	-	-	-	(1,993,157)	-	(1,993,157)
Non-controlling interest	-	-	-	-	(10,325)	(10,325)
Balance November 30, 2021	5,726,699	5,727	45,497,658	(33,822,361)	(212,410)	11,468,614
Balance August 31, 2022	5,950,998	5,951	47,041,481	(39,098,528)	(316,414)	7,632,490
Stock based compensation	-	-	68,776	-	-	68,776
Net loss	-	-	-	(1,755,944)	-	(1,755,944)
Non-controlling interest	-	-	-	-	(13,362)	(13,362)
Balance November 30, 2022	5,950,998	5,951	47,110,257	(40,854,472)	(329,776)	5,931,960

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Page 6 of 28

LEXARIA BIOSCIENCE CORP. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS November 30, 2022 (Expressed in U.S. Dollars)

1. Nature of Business

Lexaria Bioscience Corp. (“Lexaria”, “we”, “our” or the “Company”) is a biotechnology company pursuing the enhancement of the bioavailability of a diverse and broad range of active pharmaceutical ingredients (“API”) using our proprietary DehydraTECH drug delivery technology.

Revenues are generated from licensing contracts for the Company’s patented DehydraTECH technology based on the terms of use and defined geographic and licensing arrangements. We derive income from our third party contracted manufacturing of B2B DehydraTECH enhanced products made to customer specifications that are sold online and in-store in the US and Canada. We also perform contract services in R&D for customer specific formulations that are used in comparison testing to customers’ existing products.

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

Since inception, the Company has incurred significant operating and net losses. The losses attributable to shareholders were $7.4m, $4.2m and $4.1m for the years ended August 31, 2022, 2021 and 2020, respectively. As of November 30, 2022, we had an accumulated deficit of $40.9m. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into. The recurring losses from operations and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern.

As of November 30, 2022, the Company had cash of approximately $4.5m and carries no significant debt other than amounts payable in the short term.

Also, on August 12, 2022, we entered into a sales agreement with Maxim Group LLC, (“Maxim”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $5,925,000 under the At-The-Market (“ATM”) Offering. The sales agreement provides that Maxim will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of January 17, 2023 we have not sold any shares under the ATM Offering.

Based on our existing working capital and access to an ATM offering, as disclosed above management believes the Company has sufficient working capital to satisfy the Company’s estimated liquidity needs for the next 12 months. Because of the above factors, the Company believes that this alleviates the substantial doubt in connection with the Company's ability to continue as a going concern. However, there is no assurance that management’s plans will be successful due to the current economic climate in the United States and globally.

Page 7 of 28

Impacts of COVID-19 Pandemic

The emergence of the COVID-19 pandemic in 2020 continues to present uncertainty and unforecastable new risks to the Company and its business plans. As of November 30, 2022, there has been no material impact on the Company’s financial position as a direct result of the pandemic. However, the Company has experienced some supply chain disruptions and shortages in the timely procurement of ingredients and supplies used in both our R&D activities and B2B production. Management views this situation as transitory but cannot predict the length of time it may take for these disruptions to dissipate or if there will be a significant economic effect on the Company’s operations. In the interim, it may cause delays in carrying out our research studies and in our production schedules.

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

2. Significant Accounting Policies

The significant accounting policies of the Company are consistent with those of our audited financial statements on Form 10-K for the year ended August 31, 2022.

3. Basis of Consolidation

These interim consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries; Lexaria CanPharm ULC, Lexaria CanPharm Holdings Corp., PoViva Corp., Lexaria Hemp Corp., Kelowna Management Services Corp., and Lexaria Pharmaceutical Corp., and our 83.333% owned subsidiary Lexaria Nicotine LLC with the remaining 16.667% owned by Altria Ventures Inc., an indirect wholly owned subsidiary of Altria Group, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements and notes thereto included in our annual report filed on Form 10-K for the year ended August 31, 2022.

Page 8 of 28

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

6. Estimates and Judgments

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

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the audited consolidated financial statements for the year ended August 31, 2022.

Page 9 of 28

7. Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis $	Unrealized Gains $	Unrealized Losses $	Fair Value $
August 31, 2021	1,037,025	16,243	(219,427)	833,841
Common stock	278,107	118,196	(882,809)	(486,506)
August 31, 2022	1,315,132	134,439	(1,102,236)	347,335
Common stock	-	-	(77,628)	(77,628)
November 30, 2022	1,315,132	134,439	(1,179,864)	269,707

Marketable securities represented the common shares of Hill Street Beverage Company Inc. held by Lexaria. Unrealized losses from common stock are due to market price movements. In management’s opinion based on the evaluation of available information at the quarter ended November 30, 2022, unrealized losses represent temporary impairments.

8. Accounts Receivables

Accounts receivable at November 30, 2022 and August 31, 2022 consist of the following:

	November 30,	August 31,
	2022	2022
	$	$
Trade and deposits	137,041	80,374
Territory license fees	100,683	37,248
Sales tax	48,598	84,162
	286,322	201,784

9. Inventory

Inventory at November 30, 2022 and August 31, 2022 consist of the following:

	November 30,	August 31,
	2022	2022
	$	$
Raw materials	9,936	38,418

During the three month period ended November 30, 2022, inventory valued at $25,243 was expensed to research and development.

Page 10 of 28

10. Prepaid Expenses and Deposits

Prepaid expenses consist of the following at November 30, 2022, and August 31, 2022:

	November 30,	August 31,
	2022	2022
	$	$
Advertising & conferences	74,656	359,863
Legal fees	25,000	25,000
License, filing fees, dues	3,750	15,000
Office & insurance	60,901	80,863
Capital financing	96,035	96,035
	260,342	576,761

11. Intellectual Property, net

The following is a list of US capitalized patents held by the Company:

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
US 11,311,559	04/26/2022	Compositions and Methods for Enhanced Delivery of Antiviral Agents

A continuity schedule for capitalized patents is presented below:

	November 30,	August 31,
	2022	2022
	$	$
Balance – beginning	488,462	364,623
Addition	14,342	131,448
Amortization	(2,255)	(7,609)
Balance – ending	500,549	488,462
Patents are amortized over their 20 year legal life.

Page 11 of 28

12. Property & Equipment, net

Three Months Ended November 30, 2022	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance November 30, 2022
	$	$	$	$	$
Leasehold improvements	259,981	(13,509)	-	(208,195)	51,786
Computers	70,781	(1,183)	-	(62,607)	8,174
Furniture fixtures & equipment	31,126	(1,604)	-	(24,442)	6,684
Lab equipment	333,675	(8,616)	20,500	(109,598)	244,577
	695,563	(24,912)	20,500	(404,842)	311,221

Year Ended August 31, 2022	Cost	Period Amortization	Disposal	Accumulated Amortization	Net Balance August 31, 2022
	$	$	$	$	$
Leasehold improvements	259,981	(54,037)	-	(194,685)	65,296
Computers	63,964	(9,874)	6,817	(61,424)	9,357
Furniture fixtures & equipment	31,126	(6,417)	-	(22,837)	8,288
Lab equipment	291,235	(31,572)	42,375	(101,047)	232,564
	646,306	(101,900)	49,192	(379,993)	315,505

During the three-month period ended November 30, 2022, $2,438 of depreciation was included in cost of goods sold.

13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at November 30, 2022 and August 31, 2022 consist of the following:

	November 30,	August 31,
	2022	2022
	$	$
Accounts Payable
Trades payable	173,678	57,150
Sales tax payable	11,011	31,303
Accrued Liabilities
Trades payable	57,202	62,996
Balance	241,891	151,449

Page 12 of 28

14. Revenues

A breakdown of our revenues by type for the three months ended November 30, 2022 and 2021 are as follows:

Three Months Ended	November 30, 2022	November 30, 2021
	$	$
B2B sales	29,100	7,000
Licensing	63,435	-
Other	8,941	6,880

Total	101,476	13,880

During the period ended November 30, 2022, the Company recognized B2B product revenues of $29,100 (2021 - $7,000) that relate to sales of our intermediate products for use by B2B customers in their products. Licensing revenue consist of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and also includes royalty fees. The Company recognized $63,435 (2021 - $Nil) in licensing revenue in the same period.

15. Common Shares and Warrants

The fair value of share purchase warrants granted was estimated as of the date of the grant by using the Black-Scholes option pricing model. During the quarter ended November 30, 2022, the Company issued no warrants.

A continuity schedule for warrants is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance August 31, 2022	2,421,983	8.04
Cancelled/expired	(7,500)	24.00
Balance November 30, 2022	2,414,483	7.99

A summary of warrants outstanding as of November 30, 2022, is presented below:

# of Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price $
60,798	1.96-2.00 years	36.00
317,190	2.43 years	10.50
116,667	1.38-2.29 years	9.00
200,000	1.38 years	7.00
1,719,828	3.13 years	6.58
2,414,483	2.78 years	7.99

Page 13 of 28

16. Stock Options

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

The Company granted the following options during the quarter ended November 30, 2022:

Quantity	Exercise Price $	Life (Years)
3,400	3.04	5
41,200	1.96	5
44,600	2.04	5

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $
Balance August 31, 2021	206,170	8.90
Cancelled/expired	(3,334)	9.60
Granted	222,000	4.21
Balance August 31, 2022	424,836	6.45	3.69	5,175
Granted	44,600	2.04
Balance November 30, 2022 (granted)	469,436	5.35	3.91	46,375
Balance November 30, 2022 (exercisable)	441,963	5.41	3.90	41,200

The fair value of share purchase options granted were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

November 30, 2022
Expected volatility	99%-105%
Risk-free interest rate	3.30-4.12%
Expected life	5 years
Dividend yield	0%
Estimated fair value per option	$1.60 - $2.58

Page 14 of 28

17. Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

The Corporate office and R&D lab space located in Kelowna, British Columbia, Canada is leased until November 15, 2023, with a five-year renewal option. In addition to minimum lease payments, the lease requires us to pay property taxes and operating costs which are subject to annual adjustments.

	November 30, 2022	August 31, 2022
	$	$
Right of use assets - operating leases	52,444	91,041
Amortization	(10,104)	(38,597)
Total lease assets	42,340	52,444

Liabilities:	49,989	89,393
Lease payments	(11,204)	(44,600)
Interest accretion	844	5,195
Total lease liabilities	39,629	49,988

Operating lease cost	52,444	52,444
Operating cash flows for lease	11,204	44,599
Remaining lease term	0.9 Years	1.17 Years
Discount rate	7.25%	7.25%

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of November 30, 2022:

Fiscal 2023	33,611
Fiscal 2024	7,470
Thereafter	-
Total lease payments	41,081
Less: imputed interest	(1,452)
Present value of operating lease liabilities	39,629
Less: current obligations under leases	(39,629)
Total	-

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

Page 15 of 28

Three Months Ended November 30, 2022	IP Licensing $	B2B $	Corporate $	Consolidated Total $
Revenue	63,435	29,100	8,941	101,476
Cost of goods sold	-	(15,795)	-	(15,795)
Operating expenses	(707,034)	(10,992)	(1,136,961)	(1,854,987)
Segment income (loss)	(643,599)	2,313	(1,128,020)	(1,769,306)
Total assets	118,096	75,723	6,019,661	6,213,480

Three Months Ended November 30, 2021	IP Licensing $	Products $	Corporate $	Consolidated Total $
External revenue	-	7,000	6,880	13,880
Cost of goods sold	-	(5,570)	-	(5,570)
Operating expenses	(837,750)	(77,002)	(1,097,040)	(2,011,792)
Segment loss	(837,750)	(75,572)	(1,090,160)	(2,003,482)

Total assets	724,665	116,060	10,905,217	11,745,942

Capital Asset by Region	Cost US	Addition US	Net Balance US	Cost Canada	Net Balance Canada	Total Net Balance
Three Months Ended November 30, 2022	$	$	$	$	$	$
Leasehold Improvements	-	-	-	259,981	51,786	51,786
Computers	-	-	-	70,781	8,174	8,174
Furniture & Fixtures	-	-	-	31,126	6,684	6,684
Lab Equipment	140,487	20,500	116,553	193,185	128,024	244,577
	140,487	20,500	116,553	555,073	194,668	311,221

Capital Asset by Region	Cost US	Addition US	Net Balance US	Cost Canada	Addition Canada	Net Balance Canada	Total Net Balance
Year Ended August 31, 2022	$	$	$	$	$	$	$
Leasehold Improvements	-	-	-	259,981	-	65,296	65,296
Computers	-	-	-	63,964	6,817	9,357	9,357
Furniture & Fixtures	-	-	-	31,126	-	8,288	8,288
Lab Equipment	98,050	42,375	100,031	193,185	-	132,533	232,564
	98,050	42,375	100,031	548,256	6,817	215,474	315,505

Page 16 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. These statements relate to future events or our future financial performance. Any forward-looking statements are based on our present beliefs and assumptions as well as the information currently available to us. In some cases, forward-looking statements are identified by terminology such as “may”, “will”, “should”, “could”, “targets”, “goal”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in Item 1(A) in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on November 25, 2022, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes in this quarterly report on Form 10-Q, and our audited financial statements with notes in our annual report on Form 10-K for the year ended August 31, 2022.

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

Page 17 of 28

Lexaria is advancing several R&D activities in both preclinical and future clinical programs. Our primary focus during the current year is on our investigations of CBD for the reduction of hypertension. In fiscal 2022 we completed three human studies on hypertension with the results of our fourth and largest hypertension study to date continuing to be released throughout fiscal 2023. Preliminary results announced in October 2022

The FDA provided us with a positive written response from our pre-IND meeting regarding DehydraTECH-CBD for the treatment of hypertension. The FDA confirmed that it has agreed with Lexaria’s proposal to pursue a 505(b)(2) new drug application (“NDA”) regulatory pathway for our program. We continue working toward our IND filing which is anticipated to be in late fiscal 2023 or early 2024. During the year ended August 31, 2022, we also completed studies in NSAIDS, THC, PDE5s and nicotine.

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

We continue to pursue patent protection in more than 40 countries around the world as vigorously as we are able, since the successful granting of more of those applications could lead to material increases in shareholder value. The Company currently has over 50 patent applications pending worldwide.

The Company has patents issued in the United States, Australia, Europe, India, Mexico, and Japan.  On December 29, 2022, Lexaria was granted its first patent in Canada, marking our 28th patent to date as listed below:

Issued Patent #	Patent Family
US 9,474,725 B1	#1 Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2
US 9,972,680 B2
US 9,974,739 B2
US 10,084,044 B2
US 10,103,225 B2
US 10,381,440
US 10,374,036
US 10,756,180
AU 2015274698
AU 2017203054
AU 2018202562
AU 2018202583
AU 2018202584
AU 2018220067
EP 3164141
JP 6920197
AU 2016367036	#2 Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
JP 6963507
MX 388 203 B
AU 2016367037	#3 Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents
IN 365864
JP 6917310
MX 390001
CDN 3093414	#6 Transdermal and/or Dermal Delivery of Lipophilic Active Agents
JP 7112510	#7 Lipophilic Active Agent Infused Compositions with Reduced Food Effect
AU 2019256805	#8 Compositions Infused with Nicotine Compounds and Methods of Use Thereof
US 11,311,559	#18 Compositions and Methods for Enhanced Delivery of Antiviral Agents

Page 18 of 28

Research & Development

Lexaria is advancing several R&D activities in both preclinical and clinical programs. Currently, our primary research program is the investigation of cannabidiol (CBD) for the reduction of hypertension. Other programs include nicotine for oral pouches and nicotine replacement therapy, hormones, diabetes, dementia and others. From time to time the Company will engage in contract R&D for third parties who are interested in evaluating DehydraTECH in their products.

The FDA has provided a written response from our pre-IND meeting regarding DehydraTECH-CBD for the treatment of hypertension and has agreed with Lexaria’s proposal to pursue a 505(b)(2) new drug application (“NDA”) regulatory pathway for our program. We continue working toward our IND filing which is anticipated to be in late fiscal 2023 or early 2024.

During the quarter ended November 30, 2022, Lexaria incurred $829,489 (Nov 2021- $458,709) in R&D expenditures. Specific R&D programs are in ongoing development and align to our financial ability to undertake each research phase for each API. Due to our expanding portfolio coverage, we continually examine accelerated timetable options for testing, research, and development of each API. Fiscal 2023 continues to highlight the direction of our research and development programs with confirmatory results from our ongoing programs. We continue to  devote an increasing proportion of our resources and focus towards pharmaceutical applications.

The first results of our hypertension study HYPER-H21-4 were announced on October 27, 2022, with the primary safety and efficacy objectives being met. The study showed, among other things, a sustained drop in blood pressure in normally active hypertensive patients following multiple weeks of oral cannabidiol ("CBD") therapy, using Lexaria's patented DehydraTECH-CBD capsule formulation.

On December 21, further results were released from our multi-week human clinical hypertension study HYPER-H21-4, indicating superior cannabidiol ("CBD") blood absorption levels from our patented DehydraTECH-CBD™ relative to those of published, pharmaceutical-grade CBD industry comparators.

On November 1, 2022, the Company announced that independent review board ("IRB") approval has now been received for human clinical nicotine study NIC-H22-1. The study is a 36-person human pharmacokinetic ("pk") randomized, double blinded, cross-over study conducted in current cigarette smokers, wherein each person will visit the laboratory to be dosed three times over a period of weeks. During each visit only one oral nicotine pouch will be administered and evaluated: either DehydraTECH-nicotine; On!™ brand manufactured by Altria™; or Zyn™ brand manufactured by Swedish Match™. The study had earlier faced certain time extensions due to manufacturing and logistics, those issues have since been resolved. Initial dosing began on December 20, 2022.

Page 19 of 28

On November 8 and 10, 2022 commencement of animal study programs DIAB-A22-1 and DEM-A22-1 were announced, designed to determine whether DehydraTECH-CBD may offer therapeutic utility against diabetes and dementia respectively.

On November 29, 2022 results from our animal study EPIL-A21-1 were released.  Study EPIL-A21-1 was designed to determine whether DehydraTECH-CBD could provide similar seizure inhibiting efficacy, using an established, vehicle-controlled, acute animal seizure model induced by electrical stimulation, at lower doses than were required with Epidiolex®. The study successfully demonstrated performance enhancements compared to Epidiolex as one of the world's leading anti-seizure medications. Epidiolex is currently the world's only commercially approved, CBD-powered anti-seizure drug.

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

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the periods reported. Based on information available to management at the time, these estimates, judgments and assumptions are considered reasonable. We believe that understanding the basis and nature of the estimates, judgments and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.  For a discussion of our critical accounting estimates, please read Note 4. Estimates and Judgements as found in the financial statements in our Annual Report on Form 10-K for the year ended August 31, 2022.  There have been no material changes to the critical accounting estimates as previously disclosed in our 2022 10-K.

Page 20 of 28

Capital Assets

Capital assets, consisting of property and equipment  are stated at cost less accumulated depreciation and depreciated using the straight-line method over their useful lives or otherwise by units of production.

Patents

Capitalized patent costs represent legal costs incurred to establish US patents. All other patent costs are expensed as incurred. When US patents reach a mature stage, any associated legal costs are typically maintenance fees and therefore expensed as incurred. Capitalized patent costs are amortized on a straight-line basis over the remaining life of the patent. In the period ended November 30, 2022, the Company recognized $2,255 in amortization attributable to capitalized patents.

Revenue Recognition

Licensing revenue from intellectual property

Our revenues from licenses that grant the right to access our intellectual property, which we consider symbolic licenses of IP, are recognized over time following the transfer and use of our patented infusion technology DehydraTECH . Royalty revenues are recognized in the period in which our licensees sell the related products, which in certain cases may require us to estimate our royalty revenue.

Usage fees from intellectual property

We recognize usage fees from B2B clients in the period in which the counterparty completes the manufacturing of products which incorporate DehydraTECH enabled APIs. We generally recognize revenue when we have satisfied all contractual obligations and are reasonably assured of collecting the resulting receivable. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue.

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

Funding Requirements

We anticipate that our expenditures will increase in connection with our ongoing R&D program, specifically with respect to our animal and human clinical trials of our DehydraTECH formulations for the purposes of treating hypertension, dementia and diabetes.  As we move forward with our Investigational New Drug application with the FDA, we anticipate that our expenditures will further increase and accordingly, we expect to incur increased operating losses and negative cash flows for the foreseeable future.

Page 21 of 28

Through November 30, 2022, we have funded our operations primarily with proceeds from the sale of our common stock.  The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $1,769,306 and $2,003,482 for the three months ended November 30, 2022 and 2021, respectively.

The continuation of Lexaria as a going concern depends on raising additional capital and/or attaining and maintaining profitable operations. The accompanying financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.  The recurring losses from operations and net negative cash flows from operation raise substantial doubt about the Company’s ability to continue as a going concern.. As of the issuance date of these consolidated interim financial statements, we expect our positive working capital of approximately $5.07m as at November 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through the forthcoming 12 months from the issuance date of this report.

On August 12, 2022, we entered into a sales agreement with Maxim Group LLC, (“Maxim”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $5,925,000 under the At-The-Market (“ATM”) Offering. The sales agreement provides that Maxim will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. As of January 17, 2023 we have not sold any shares under the ATM Offering.

Based on our existing working capital and access to an ATM offering, as disclosed above, management’s plans to improve cash flows, as disclosed above management believes the Company has sufficient working capital to satisfy the Company’s estimated liquidity needs for the next 12 months. Because of the above factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern. However, there is no assurance that management’s plans will be successful due to the current economic climate in the United States and globally.

Results of Operations for our Period Ended November 30, 2022, and 2021

Our net loss and comprehensive loss for the three months ended and the changes between those periods for the respective items are summarized as follows:

Three Months Ended	November 30,	November 30,
	2022	2021	Change
	$	$	$
Revenue	101,476	13,880	87,596
Research and development	829,489	458,709	370,780
Consulting fees & salaries	321,074	738,111	(417,037)
Legal and professional	94,482	141,607	(47,125)
Other general and administrative	609,942	673,365	(63,423)
Net Loss	(1,769,306)	(2,003,482)	(234,176)

Revenue

Fees from intellectual property licencing increased by $63k and B2B sales increased by $22k with other sales marginally higher by $2k year-over year.

Page 22 of 28

Research and Development

Expenditures on R&D increased by $371k year-over year for the period ended November 30, 2022, as the company continued with applied research and development programs in our pharmaceutical division with our primary focus being on DehydraTECH-CBD to treat hypertension.

General and Administrative

Our other general and administrative expenses decreased overall by $63k during the period ended November 30, 2022, over the same period last year.  Advertising and promotion were up by $210k in the quarter with slight increases in investor relations and office expense. Unrealized losses on marketable securities were less in the current year ($78k vs $340k).  Non-cash stock-based compensation on options granted and vested ($69k vs $121k).

Consulting Fees and Salaries

Consulting fees and salaries decreased by $417k primarily due to the prior years recognition of stock-based compensation costs in the quarter ended November 30, 2021 and recognition of contractors and salaries as R&D expenses.

Legal and Professional Fees

Our professional fees decreased by $47k during the period compared to the same prior year period. Previous year expenditures were higher due to increased patent and trademark filings, higher accounting fees and the utilization of additional advisory services.

Liquidity and Financial Condition

Working Capital	November 30,	August 31,
	2022	2022
	$	$
Current assets	5,359,370	6,977,516
Current liabilities	(281,520)	(194,036)
Net Working Capital	5,077,850	6,783,480

Cash Flows	November 30,
	2022	2021
	$	$
Cash flows used in operating activities	(1,234,109)	(1,166,324)
Cash flows used in investing activities	(34,842)	(58,215)
Cash flows used in financing activities	(11,204)	(10,987)
Decrease in cash	(1,280,155)	(1,235,526)

Operating Activities

Net cash used in operating activities increased by $68k for the period compared with cash used in operating during the same period in 2021. This difference was largely due to decreased stock-based compensation ($69k vs $409k) unrealized losses on marketable securities ($78k vs $340k) and a reduction in prepaid expense balance in the quarter of $316k vs $82k in the prior year.

Page 23 of 28

Investing Activities

Net cash from investing activities decreased by $23k over 2022 due to decreased spending on acquisitions of equipment.

Financing Activities

The change in net cash provided from financing activities was immaterial.

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

As the Company continues with our IND application process and progresses into the clinical development of our initial product candidate, the need for substantial capital resources increases. Our existing cash will not be sufficient to complete the full development, testing and commercialization of an FDA approved product candidate. To achieve this objective, we will require substantial funding.

On August 12, 2022, we entered into a sales agreement with Maxim Group LLC, (“Maxim”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $5,925,000 under the At-The-Market Offering (“ATM”). The sales agreement provides that Maxim will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM. As of January 17, 2022 no shares have been sold under the ATM.

We may also offer securities in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans. There is no certainty that future equity or debt financing will be available or that it will be at acceptable terms and the outcome of these matters is unpredictable. A lack of  adequate funding may force us to reduce spending, curtail or suspend planned programs or possibly liquidate assets.  Any of these actions could adversely and materially affect our business, cash flow, financial condition, results of operations, and potential prospects. The sale of additional equity may result in additional dilution to our stockholders. Entering into additional licencing agreements, collaborations, partnerships, alliances marketing, distribution, or licensing arrangements with third parties to increase our capital resources is also possible. If we do so we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favourable to us.

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. As of November 30, 2022, the Company had cash on hand of approximately $4.5m to settle $281k in current liabilities. The Company believes this and our access to an ATM offering are sufficient to fund our expected R&D and operating expenditures for twelve months following the date of filing this report. We do not anticipate making any material capital expenditures in the fiscal 2023 as we believe our current facilities and equipment are sufficient for the forthcoming twelve months following the date of filing this report.

Page 24 of 28

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

As of November 30, 2022, the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2022.

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

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2022, our controls and controls processes remained consistent with August 31, 2022. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2022, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Our control processes are designed to include remote workers. The advent of the COVID-19 pandemic has not materially impacted our internal controls over financial reporting other than increasing requirements for social distancing and some additional remote working requirements for staff.

Change of Auditors

Davidson & Company LLP advised Lexaria Bioscience Corp. that it would not stand for re-election as the Registrant’s Certifying Accountant (Auditor) for the fiscal year ended August 31, 2023. Subsequent to the year ended August 31, 2022 the company appointed MaloneBailey LLP as our new Auditors.

Page 25 of 28

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

The risks associated with our business, common stock and other factors were with those described in the Form 10-K for the year ended August 31, 2022.

Item 2. Exhibits, Financial Statement Schedules

a)	Financial Statements

	1)	Financial statements for our Company are listed in the index under Item 1 of this document

	2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Page 26 of 28

b)	Exhibits

Exhibit Number	Description
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Page 27 of 28

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
Date: January 17, 2022

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
Date: January 17, 2022

By:	/s/ John Docherty
John Docherty
President and Director
Date: January 17, 2022

By:	/s/ Greg Downey
Greg Downey CPA, CMA
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: January 17, 2022

Page 28 of 28