Form 10-Q/A
period 2022-11-30
Lexaria Bioscience Corp.
filed 2023-01-18
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

           5,950,998 common shares as of January 17, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

THIS AMENDMENT NO.1 TO LEXARIA BIOSCIENCE CORP.’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED NOVEMBER 30, 2022 (“ORIGINAL FILING”) IS BEING FILED SOLELY TO INCLUDE THE EXHIBITS WHICH WERE INADVERTENTLY NOT INCLUDED AND TO UPDATE THE SIGNATURES.

THE COMPANY HAS NOT MODIFIED OR UPDATED DISCLOSURES PRESENTED IN THE ORIGINAL FILING, EXCEPT AS INDICATED ABOVE. ACCORDINGLY, THIS AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING AND DOES NOT MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS, EXCEPT AS SPECIFICALLY REFERENCED HEREIN. INFORMATION NOT AFFECTED BY THE ABOVE AMENDMENTS IS UNCHANGED AND REFLECTS THE DISCLOSURES MADE AT THE TIME OF THE ORIGINAL FILING.

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
Date: January 18, 2023

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka
Christopher Bunka
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)
Date: January 18, 2023

By:	/s/ John Docherty
John Docherty
President and Director
Date: January 18, 2023

By:	/s/ Greg Downey
Greg Downey CPA, CMA
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: January 18, 2023

Page 28 of 28