Form 10-Q
period 2023-02-28
Lexaria Bioscience Corp.
filed 2023-04-14
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-52138

LEXARIA BIOSCIENCE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

#100 – 740 McCurdy Road, Kelowna BC Canada	V1X 2P7
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: 1.250.765.6424

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001	LEXX	The NASDAQ Stock Market LLC
Warrants	LEXXW	The NASDAQ Stock Market LLC

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

5,985,650 common shares as of April 14, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 30

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	February 28,	August 31,
	2023	2022
ASSETS
Current
Cash	$3,272,102	$5,813,218
Marketable securities	267,704	347,335
Accounts receivable	136,796	201,784
Inventory	7,588	38,418
Prepaid expenses and deposit	319,591	576,761
Total Current Assets	4,003,781	6,977,516

Non-current assets, net
Right of use assets	32,047	52,444
Intellectual property	517,730	488,462
Property & equipment	301,421	315,505
Total Non-current Assets	851,198	856,411

TOTAL ASSETS	$4,854,979	$7,833,927

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$189,776	$151,449
Deferred revenue	4,275	-
Lease payable	29,080	42,587
Total Current Liabilities	223,131	194,036

Long Term Liabilities
Lease payable	-	7,401
Total Long Term Liabilities	-	7,401

TOTAL LIABILITIES	$223,131	$201,437

Stockholders' Equity
Share Capital
Authorized:
220,000,000 common voting shares with a par value of $0.001 per share
Issued and outstanding: 5,950,998 common shares at February 28, 2023
and at August 31, 2022	$5,951	$5,951
Additional paid-in capital	47,120,783	47,041,481
Deficit	(42,152,603)	(39,098,528)
Equity attributable to shareholders of the Company	4,974,131	7,948,904
Non-controlling Interest	(342,283)	(316,414)
Total Stockholders' Equity	4,631,848	7,632,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,854,979	$7,833,927

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Page 3 of 30

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

Revenue	$35,015	$30,650	$136,491	$44,530
Cost of goods sold	(2,958)	(6,387)	(18,753)	(11,957)
Gross profit	$32,057	$24,263	$117,738	$32,573

Expenses
Research and development	696,178	275,686	1,525,667	734,395
General and administrative	646,517	1,197,250	1,672,015	2,750,333
Total operating expenses	$1,342,695	$1,472,936	$3,197,682	$3,484,728

Net Loss	$(1,310,638)	$(1,448,673)	$(3,079,944)	$(3,452,155)

Net loss attributable to:
Common shareholders	$(1,298,131)	$(1,425,776)	$(3,054,075)	$(3,418,933)
Non-controlling interest	$(12,507)	$(22,897)	$(25,869)	$(33,222)

Basic and diluted loss per share	$(0.22)	$(0.25)	$(0.51)	$(0.59)

Weighted average shares outstanding
- Basic and diluted	5,950,998	5,911,123	5,950,998	5,818,401

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Page 4 of 30

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	February 28,
	2023	2022
	(Unaudited)
Cash flows used in operating activities
Net loss	$(3,079,944)	$(3,452,155)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	79,302	408,544
Depreciation and amortization	49,459	54,093
Noncash right-of-use lease expense	20,397	18,942
Unrealized loss on marketable securities	79,631	281,473
Shares issued for services	-	300,000
Lease accretion	(511)	2,954
Change in operating assets and liabilities
Accounts receivable	64,988	(164,221)
Inventory	33,713	(1,161)
Prepaid expenses and deposits	257,170	97,292
Accounts payable and accrued liabilities	38,327	15,868
Due to related parties	-	(5,223)
Operating lease liability	(20,397)	-
Deferred revenue	4,275	-
Net cash used in operating activities	$(2,473,590)	$(2,443,594)

Cash flows used in investing activities
Purchase of equipment	(33,748)	(42,375)
Intellectual property	(33,778)	(50,263)
Net cash used in investing activities	$(67,526)	$(92,638)

Cash flows from financing activities
Lease Payments	-	(22,191)
Net cash used in financing activities	-	$(22,191)

Net change in cash for the period	(2,541,116)	(2,558,423)
Cash at beginning of period	5,813,218	10,917,797
Cash at end of period	$3,272,102	$8,359,374

Supplemental information of cash flows:
Non-cash shares for services included in prepaid expenses	$-	$900,000

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Page 5 of 30

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended February 28, 2023 and 2022
(Unaudited)

			Additional		Non-
	Common Stock		Paid-in		controlling	Stockholders
	Shares	Amount	Capital	Deficit	Interest	Equity

Balance August 31, 2022	5,950,998	$5,951	$47,041,481	$(39,098,528)	$(316,414)	$7,632,490
Stock based compensation	-	-	68,776	-	-	68,776
Net loss	-	-	-	(1,755,944)	-	(1,755,944)
Non-controlling interest	-	-	-	-	(13,362)	(13,362)
Balance November 30, 2022	5,950,998	$5,951	$47,110,257	$(40,854,472)	$(329,776)	$5,931,960
Stock based compensation	-	-	10,526	-	-	10,526
Net loss	-	-	-	(1,298,131)	-	(1,298,131)
Non-controlling interest	-	-	-	-	(12,507)	(12,507)
Balance February 28, 2023	5,950,998	$5,951	$47,120,783	$(42,152,603)	$(342,283)	$4,631,848

Balance August 31, 2021	5,726,699	$5,727	$45,089,114	$(31,829,204)	$(202,085)	$13,063,552
Stock based compensation	-	-	408,544	-	-	408,544
Net loss	-	-	-	(1,993,157)	-	(1,993,157)
Non-controlling interest	-	-	-	-	(10,325)	(10,325)
Balance November 30, 2021	5,726,699	$5,727	$45,497,658	$(33,822,361)	$(212,410)	$11,468,614
Shares issued for services	224,299	224	1,199,776	-	-	1,200,000
Net loss	-	-	-	(1,425,776)	-	(1,425,776)
Non-controlling interest	-	-	-	-	(22,897)	(22,897)
Balance February 28, 2022	5,950,998	$5,951	$46,697,434	$(35,248,137)	$(235,307)	$11,219,941

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Page 6 of 30

LEXARIA BIOSCIENCE CORP.

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

1. Nature of Business

Lexaria Bioscience Corp. (“Lexaria”, “we”, “our” or “the Company”) is a biotechnology company pursuing the enhancement of the bioavailability of a diverse and broad range of active pharmaceutical ingredients (“API”) using DehydraTECHTM, our patented proprietary drug delivery technology.

We are primarily a research and development company that continues to investigate the benefits of using DehydraTECH with numerous molecules.

Revenues are generated from intellectual property (“IP”) licensing contracts for DehydraTECH based on the terms of use and defined geographic and licensing arrangements. We derive income from our third party contracted manufacturing of Business-to-Business (“B2B”) DehydraTECH enhanced products which are made to customer specifications and sold online and in stores in the US. We also perform contract services in R&D for customer specific formulations that are used in comparison testing to customers’ existing products.

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

Since inception, the Company has incurred significant operating and net losses. Annual losses attributable to shareholders were $7.4m (2022), $4.2m (2021) and $4.1m (2020). As of February 28, 2023, we had an accumulated deficit of $42.2m. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into. The recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not contain any adjustments that might result for this uncertainty.

The Company entered into a sales agreement with Maxim Group LLC, (“Maxim”) on August 12, 2022, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $5,925,000 under an At-The-Market (“ATM”) Offering. This agreement provides that Maxim will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM.

We may also offer securities for sale during our fiscal year 2023 or thereafter in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans and is in the best interests of our stockholders.

Based on our existing working capital and access to an ATM, management believes the Company has sufficient working capital to satisfy the Company’s estimated liquidity needs for the next 12 months. In making this assessment, the Company believes that this alleviates the substantial doubt in connection with the Company's ability to continue as a going concern. However, there is no assurance that management’s plans will be successful. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

Page 7 of 30

Impacts of COVID-19 Pandemic

The emergence of the COVID-19 pandemic in 2020 continues to present uncertainty and unforecastable new risks to the Company and its business plans. As of February 28, 2023, there has been no material impact on the Company’s financial position as a direct result of the pandemic. The Company has experienced some supply chain disruptions and shortages in the timely procurement of ingredients and supplies used in both our R&D activities and B2B production. Management views this situation as transitory but cannot predict the length of time it may take for these disruptions to dissipate or if there will be a significant economic effect on the Company’s operations. In the interim, it may cause delays in carrying out our research studies and in our production schedules.

There may be further actions we must take that alter our operations, including those that may be required by federal, state, provincial, or local authorities, or that we determine are in the best interests of our employees and other third parties with which we do business. We do not know when it will become practical to relax or eliminate some or all these measures entirely. The economic effect of a prolonged pandemic is difficult to predict and could result in a material financial impact in the Company’s future reporting periods.

2. Significant Accounting Policies

The significant accounting policies of the Company are consistent with those of our audited financial statements on Form 10-K for the year ended August 31, 2022.

Basis of Consolidation

These interim consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries; Lexaria CanPharm ULC, Lexaria CanPharm Holdings Corp., PoViva Corp., Lexaria Hemp Corp., Kelowna Management Services Corp., and Lexaria Pharmaceutical Corp., and our 83.333% owned subsidiary Lexaria Nicotine LLC with the remaining 16.667% owned by Altria Ventures Inc. an indirect wholly owned subsidiary of Altria Group, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

Page 8 of 30

Basis of Presentation

The Company’s unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year or for any subsequent period.

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

The Company reviews these estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. Although we believe that these estimates are reasonable, actual results could differ.

In preparing these unaudited interim consolidated financial statements, the significant judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those applied to the audited consolidated financial statements for the year ended August 31, 2022.

Page 9 of 30

3. Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

August 31, 2021	$1,037,025	$16,243	$(219,427)	$833,841
Common stock	278,107	118,196	(882,809)	(486,506)
August 31, 2022	$1,315,132	$134,439	$(1,102,236)	$347,335
Common stock	-	-	(79,631)	(79,631)
February 28, 2023	$1,315,132	$134,439	$(1,181,867)	$267,704

Marketable securities held by Lexaria represent available-for-sale common stock of Hill Street Beverage Company Inc. Unrealized gains and losses from common stock are due to market price movements. In management’s opinion based on the evaluation of available information at February 28, 2023, unrealized losses represent temporary impairments.

4. Accounts Receivable

Accounts receivable at February 28, 2023 and August 31, 2022 consist of the following:

	February 28,	August 31,
	2023	2022

Trade and deposits	$69,309	$80,374
Territory license fees	16,875	37,248
Sales tax	50,612	84,162
	$136,796	$201,784

5. Inventory

Inventory at February 28, 2023, and August 31, 2022, consists of the following:

	February 28,	August 31,
	2023	2022
Raw materials	$5,788	$38,418
Work in progress	1,800	-
	$7,588	$38,418

During the six-month period ended February 28, 2023, raw materials inventory valued at $29,391 was expensed to R&D.

Page 10 of 30

6. Prepaid Expenses and Deposits

Prepaid expenses consist of the following at February 28, 2023 and August 31, 2022:

	February 28,	August 31,
	2023	2022

Advertising & conferences	$70,742	$359,863
Legal fees	25,000	25,000
License, filing fees, dues	39,167	15,000
Office & insurance	37,995	80,863
Capital financing	146,687	96,035
	$319,591	$576,761

7. Intellectual Property, net

The following is a list of capitalized US patents held by the Company:

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
US 11,311,559	04/26/2022	Compositions and Methods for Enhanced Delivery of Antiviral Agents

A continuity schedule for capitalized patents is presented below:

	February 28,	August 31,
	2023	2022

Balance – beginning	$488,462	$364,623
Addition	33,778	131,448
Amortization	(4,510)	(7,609)
Balance – ending	$517,730	$488,462
Patents are amortized over their 20 year legal life.

Page 11 of 30

8. Property & Equipment

Six Months Ended February 28, 2023	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance

Leasehold improvements	$259,981	$(27,019)	$-	$(221,704)	$38,277
Computers	70,781	(2,366)	-	(63,790)	$6,991
Furniture fixtures equipment	31,126	(3,209)	-	(26,047)	$5,079
Lab equipment	333,675	(15,238)	33,748	(116,349)	$251,074
	$695,563	$(47,832)	$33,748	$(427,890)	$301,421

Year Ended August 31, 2022	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance

Leasehold improvements	$259,981	$(54,037)	$-	$(194,685)	$65,296
Computers	63,964	(9,874)	6,817	(61,424)	9,357
Furniture fixtures equipment	31,126	(6,417)	-	(22,837)	8,289
Lab equipment	291,235	(31,572)	42,375	(101,047)	232,563
	$646,306	$(101,900)	$49,192	$(379,993)	$315,505

During the six month period ended February 28, 2023, amortization of $2,883 was included in cost of goods sold.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at February 28, 2023 and August 31, 2022 consist of the following:

	February 28,	August 31,
	2023	2022

Accounts Payable
Trades payable	$167,751	$57,150
Sales tax payable	9,652	31,303
Accrued Liabilities
Trades payable	12,373	62,996
	$189,776	$151,449

Page 12 of 30

10.  Revenues

A breakdown of our revenues by type for the six months ended February 28, 2023 and 2022 are as follows:

	Six Months Ended February 28,
	2023	2022
IP Licensing	$80,310	$16,160
B2B	30,300	17,512
Other	25,881	10,858
	$136,491	$44,530

During the six month period ended February 28, 2023, the Company recognized licensing revenue consisting of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and also includes royalty fees. B2B product revenues of $30,300 (2022 - $17,512) were recorded that relate to sales of our intermediate products for use by B2B customers in their products. The Company recognized $80,310 (2022 - $16,160) in licensing revenue in the same period.

11.  Common Shares, Warrants and Options

There was no change to our issued and outstanding shares during the six-months ended February 28, 2023.

During the six months ended February 28, 2023, no warrants were issued or exercised.

A continuity schedule for warrants for the six months ended February 28, 2023, is presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance August 31, 2022	2,421,983	$8.04
Cancelled/expired	(7,500)	$24.00
Balance February 28, 2023	2,414,483	$7.99

Page 13 of 30

A summary of warrants outstanding as of February 28, 2023, is presented below:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

60,798	$36.00	1.71 - 1.75
317,190	$10.50	2.19
116,667	$9.00	1.13 - 2.05
200,000	$7.00	1.13
1,719,828	$6.58	2.88
2,414,483	$7.99	2.54

Stock Options

The Company has established an Equity Incentive Plan whereby the board of directors may grant up to 510,433 stock options to directors, officers, employees, and consultants. Stock options granted must be exercised within five years from the date of grant or such lesser period as determined by the Company’s board of directors. The vesting terms of each grant are also set by the board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant.

The Company granted the following options during the six months ended February 28, 2023:

	Options	Weighted Average Exercise Price	Contractual Life (years)
	41,200	$1.96	5
	5,000	$2.73	5
	3,400	$3.04	5
Total	49,600	$2.11	(Avg. Remaining Life) 4.64

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2021	206,170	$8.90
Cancelled/expired	(3,334)	9.60
Granted	222,000	4.21
Balance August 31, 2022	424,836	6.45	3.69	$5,175
Granted	49,600	2.11	4.64	55,748
Balance February 28, 2023 (granted)	474,436	$5.32	3.68	$90,938
Balance February 28, 2023 (exercisable)	446,936	$5.38	3.68	$41,200

Page 14 of 30

The fair value of stock options granted in the six months ended February 28, 2023 were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	98%-119%
Risk-free interest rate	0.75-4.12%
Expected life	5 years
Dividend yield	0%
Estimated fair value per option	$1.60 - $2.58

As of February 28, 2023, the total unrecognized non-cash compensation costs are $95,369 related to 27,500 non-vested stock options with a weighted average price of $4.40. These costs are expected to be recognized over a weighted average period of 0.37 years.  All non-vested options are attributable to employees.

12.  Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

The corporate office and R&D laboratory are located in Kelowna, British Columbia, Canada. The facility is leased until November 15, 2023, with a five-year renewal option. In addition to minimum lease payments, the lease requires us to pay property taxes and other operating costs which are subject to annual adjustments.

	February 28, 2023	August 31, 2022
Right of use assets - operating leases	$52,444	$91,041
Amortization	(20,397)	(38,597)
Total lease assets	$32,047	$52,444

Liabilities:	$49,988	$89,393
Lease payments	(20,397)	(44,600)
Interest accretion	(511)	5,195
Total lease liabilities	$29,080	$49,988

Operating lease cost	$32,047	$52,444
Operating cash flows for lease	$20,397	$44,599
Remaining lease term	0.59 Years	1.17 Years
Discount rate	7.25%	7.25%

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of February 28, 2023:

2023 (six months remaining)	22,408
2024	7,469
Thereafter	-
Total lease payments	29,877
Less: imputed interest	(797)
Present value of operating lease liabilities	29,080
Less: current obligations under leases	(29,080)
Total	-

Page 15 of 30

13.  Segment Information

The Company’s operations involve the development and usage, including licensing, of its proprietary DehydraTECH Technology. Lexaria is centrally managed and its chief operating decision makers, being the President and the CEO, use the consolidated and other financial information, supplemented by revenue information by category of alternative health consumer products and technology licensing, to make operational decisions and to assess the performance of the Company. The Company has identified two reportable segments: Intellectual Property and B2B Products. Licensing revenues are significantly concentrated on one licensee.

Six Months Ended February 28, 2023	IP Licensing	B2B	Corporate	Consolidated Total
Revenue	$80,310	$30,300	$25,881	$136,491
Cost of goods sold	-	(18,753)	-	(18,753)
Operating expenses	(45,758)	(183,030)	(2,968,894)	(3,197,682)
Segment income (loss)	$34,552	$(171,483)	$(2,943,013)	$(3,079,944)
Total assets	$114,546	$72,929	$4,667,504	$4,854,979

Six Months Ended February 28, 2022	IP Licensing	B2B	Corporate	Consolidated Total
Revenue	$16,160	$17,512	$10,858	$44,530
Cost of goods sold	-	(11,957)	-	(11,957)
Operating expenses	(1,367,712)	(190,611)	(1,926,406)	(3,484,729)
Segment loss	$(1,351,552)	$(185,056)	$(1,915,548)	$(3,452,156)

Total assets	$939,790	$87,291	$10,387,483	$11,414,564

Page 16 of 30

Capital Asset by Region Six Months Ended February 28, 2023	Cost US	Addition US	Net Balance US	Cost Canada	Addition Canada	Net Balance Canada	Total Net Balance
Leasehold Improvements	$-	$-	$-	$259,981	$-	$38,277	$38,277
Computers	-	-	-	70,781	-	6,991	6,991
Furniture & Fixtures	-	-	-	31,126	-	5,079	5,079
Lab Equipment	140,487	33,748	127,880	193,185	-	123,194	251,074
	$140,487	$33,748	$127,880	$555,073	$-	$173,541	$301,421

Capital Asset by Region Year Ended August 31, 2022	Cost US	Addition US	Net Balance US	Cost Canada	Addition Canada	Net Balance Canada	Total Net Balance
Leasehold Improvements	$-	$-	$-	$259,981	$-	$65,296	$65,296
Computers	-	-	-	63,964	6,817	9,357	9,357
Furniture & Fixtures	-	-	-	31,126	-	8,289	8,289
Lab Equipment	98,050	42,375	100,031	193,185	-	132,533	232,563
	$98,050	$42,375	$100,031	$548,256	$6,817	$215,475	$315,505

14.  Subsequent Events

Subsequent to February 28, 2023, the Company sold 34,652 shares under the ATM Offering for gross proceeds of $114,456 with an average price of $3.30 per share.

Page 17 of 30

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in US dollars. All references to “common shares” and “shares” refer to the common shares in our capital stock, unless otherwise indicated. The terms “Lexaria” “we”, “us”, “our” and “Company” mean the Company and/or our subsidiaries, unless otherwise indicated.

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes in this quarterly report on Form 10-Q, and our audited financial statements with notes in our annual report on Form 10-K for the year ended August 31, 2022.

Page 18 of 30

Overview

Lexaria’s patented DehydraTECH technology improves the delivery of bioactive compounds while promoting healthy ingestion methods, lowers overall dosing, and is highly effective in active molecule delivery available in a range of formats from oral ingestible to oral buccal/sublingual to topical products. DehydraTECH substantially improves the rapidity and quantity of Active Pharmaceutical Ingredients (“API”) transport to the blood plasma and brain using the body’s natural process for distributing fatty acids. Applications of this technology extends across many categories beyond the primary pharmaceutical focus of the Company from foods and beverages to cosmetic products and nutraceuticals.

Our mission is to obtain FDA approval for a DehydraTECH – CBD drug for use on hypertension. Lexaria operates a federally licensed, in-house research laboratory and continues to build upon our intellectual property portfolio with 28 patents granted internationally and roughly 50 patents pending worldwide.

Lexaria is advancing several R&D activities in both preclinical and future clinical programs. Our primary focus during the current year is on our investigations of CBD for the reduction of hypertension. In fiscal 2022 we completed three human studies on hypertension with the results of our fourth and largest hypertension study to date continuing to be released throughout fiscal 2023.

The Company continues to engage in small R&D projects and B2B formulation for third parties who are evaluating our technology for use in their products.

Patents

Our current patent portfolio includes patent family applications or grants pertaining to our method of improving bioavailability and taste, and the use of DehydraTECH as a delivery platform for a wide variety of APIs including, but not limited to, fat soluble vitamins; anti-viral drugs; phosphodiesterase inhibitors; human hormones; regulated cannabinoids, and nicotine and its analogs.

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

Page 19 of 30

Research & Development

Lexaria is advancing several R&D activities in both preclinical and clinical programs. Currently, our primary research program is the investigation of cannabidiol (CBD) for the reduction of hypertension leading to an application under the FDA for an Investigational New Drug (“IND”).  Other programs include nicotine for oral pouches and nicotine replacement therapy, hormones, diabetes, dementia and others. From time to time the Company will engage in contract R&D for third parties who are interested in evaluating DehydraTECH in their products.

During the quarter ended February 28, 2023, Lexaria incurred $696,178 (Feb 2022- $275,686) in R&D expenditures. Specific R&D programs are in ongoing development and align to our financial ability to undertake each research phase for each API. Due to our expanding portfolio coverage, we continually examine accelerated timetable options for testing, research, and development of each API. Fiscal 2023 continues to highlight the direction of our research and development programs with confirmatory results from our ongoing programs. We continue to devote an increasing proportion of our resources and focus toward pharmaceutical applications.

Investigational New Drug

The FDA provided Lexaria with a positive written response on August 10, 2022 from our pre-IND meeting regarding DehydraTECH-CBD for the treatment of hypertension. The FDA confirmed that it has agreed with Lexaria’s proposal to pursue a 505(b)(2) new drug application (“NDA”) regulatory pathway for our program. We continue working toward our IND filing which is anticipated to be in late fiscal 2023 or early 2024. We have begun the process of selecting our contract research organization (“CRO”) to perform the IND study which will be a Phase 1(b) study that we are designating HYPER-H23-1. We have begun certain manufacturing work associated with that study in advance of our IND filing and corresponding response from the FDA. Along with our CRO, we will soon begin certain administrative tasks associated with the IND study as we prepare for what we anticipate to be first-in-patient dosing during Q1 of our 2024 fiscal year.

HYPER-H21-4

The first results of our hypertension study HYPER-H21-4 were announced on October 27, 2022, with the primary safety and efficacy objectives being met. The study showed, among other things, a sustained drop in blood pressure in normally active hypertensive patients following multiple weeks of oral cannabidiol ("CBD") therapy, using Lexaria's patented DehydraTECH-CBD capsule formulation.

Page 20 of 30

On December 21, 2022 further results were released from this multi-week human clinical hypertension study, indicating superior cannabidiol ("CBD") blood absorption levels from our patented DehydraTECH-CBD™ relative to those of published, pharmaceutical-grade CBD industry.

On February 21, 2023 the Company announced additional findings demonstrating a potentially novel mechanism of action in reducing blood pressure. These latest results from study HYPER-H21-4 imply that the antihypertensive effects of DehydraTECH-CBD may be explained, at least in part, by its interaction with the sympatho-chromaffin system via catestatin modulation. This suggests a potentially unique mechanistic benefit upon cardiovascular regulation with DehydraTECH-CBD treatment that has not previously been demonstrated, to our knowledge, with testing of CBD for blood pressure reduction. Additional study endpoint analyses as described in the complete study protocol are still underway and any relevant material findings will be reported upon as these findings become available.

EPIL-A21-1

In March 2022, Lexaria initiated an animal study to determine if DehydraTECH-CBD evidences superior treatment of seizure activity when compared to Epidiolex. Epidiolex is an FDA-approved oral solution prescription CBD available to children 1 year of age and older to treat seizures associated with Lennox-Gastaut syndrome, Dravet syndrome or tuberous sclerosis complex.

On November 29, 2022, Lexaria announced findings from the study indicating its patented DehydraTECH-CBD has demonstrated performance enhancements compared to one of the world's leading anti-seizure medications, Epidiolex®, generally at a lower DehydraTECH-CBD dose.

Additional work has been completed in study program EPIL-A21-1 with the final study designed to establish an ED50 (i.e., the dose required to achieve seizure inhibition in 50% of the animals tested) for DehydraTECH-CBD in this animal model, where ED50 determination is a common performance metric in preclinical animal studies for developmental therapeutics. This ED50 study is designed to corroborate the experimental findings to date. Final results are expected to be released in the third quarter of fiscal 2023.

DEM-A22-1

On November 8, 2022 commencement of animal study program DEM-A22-1 was announced. The study is designed to determine whether DehydraTECH-CBD may offer therapeutic utility against diabetes and dementia respectively. We are expecting the results of this study program in Q4 of fiscal 2023.

DIAB-A22-1

We announced the commencement of animal study program DIAB-A22-1 on November 8, 2022. On March 2, 2023 the Company announced that its diabetes animal model study has completed and produced at least three positive outcomes including weight loss in obese diabetic-conditioned animals, together with improved triglyceride and cholesterol levels. Additional study work is nearing completion with results expected in fourth fiscal quarter of 2023.

Page 21 of 30

NIC-H22-1

On November 1, 2022, the Company announced that independent review board approval had been received for human clinical nicotine study NIC-H22-1. The study is a 36-person human pharmacokinetic randomized, double blinded, cross-over study conducted in current cigarette smokers, wherein each person will visit the laboratory to be dosed three times over a period of weeks. During each visit only one oral nicotine pouch will be administered and evaluated: either DehydraTECH-nicotine; On! brand manufactured by Altria; or Zyn brand manufactured by Swedish Match. The study had earlier faced certain time extensions due to manufacturing and logistics issues which have since been resolved. Dosing continued during the second and into the third fiscal quarter of 2023. At the date of this report, the study is nearing completion.  Results are anticipated to be released in the fourth quarter of 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the periods reported. Based on information available to management at the time, these estimates, judgments and assumptions are considered reasonable. We believe that understanding the basis and nature of the estimates, judgments and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.  We considered the impact of the COVID-19 pandemic on the assumptions and estimates used and determined that there were no material adverse impacts on the financial statements for the period ending February 28, 2023.

For a discussion of our critical accounting estimates, please read Note 4. Estimates and Judgements as found in the financial statements in our Annual Report on Form 10-K for the year ended August 31, 2022.  There have been no material changes to the critical accounting estimates as previously disclosed in our 2022 Form 10-K.

Page 22 of 30

Funding Requirements

We anticipate that our expenditures will increase in connection with our ongoing R&D program, specifically with respect to our animal and human clinical trials of our DehydraTECH formulations for the purposes of treating hypertension, dementia and diabetes.  As we move forward with our IND application with the FDA, we anticipate that our expenditures will further increase and accordingly, we expect to incur increased operating losses and negative cash flows for the foreseeable future.

Through February 28, 2023, we have funded our operations primarily through the proceeds from the sale of common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $3,079,944 and $3,452,155 for the six months ended February 28, 2023 and 2022, respectively.

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

Page 23 of 30

On August 12, 2022, we entered into an At-The-Market (“ATM”) Offering equity distribution agreement with Maxim Group LLC, (“Maxim”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $5,925,000. The equity distribution agreement entitles Maxim to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM.

As of the issuance date of these consolidated interim financial statements, we expect our approximately $3.3m cash at February 28, 2023, along with funds anticipated from both our ATM and brokered financing will be sufficient to fund our R&D programs, operating expenses and capital expenditure requirements through the forthcoming 12 months from the issuance date of this report.

Results of Operations for the Period Ended February 28, 2023 and 2022

Our net loss for the six months ended for the respective items are summarized as follows:

Six Months Ended February 28,	2023	2022	Change

Gross profit	$117,738	$32,573	$85,165
Expenses
Research and development	1,525,667	734,395	791,272
Consulting fees & salaries	627,475	1,174,863	(547,388)
Legal and professional	197,650	365,657	(168,007)
Other general and administrative	846,890	1,209,813	(362,923)
Net Loss	$3,079,944	$3,452,155	$(372,211)

Revenue

Fees from intellectual property licensing increased by $64k and B2B sales increased by $12.8k with other sales slightly higher by $15k year- over year.

Research and Development

Expenditures on R&D increased by $791k year-over-year for the period ended February 28, 2023, as the Company continues with applied research and development programs in our pharmaceutical division with our primary focus being on DehydraTECH-CBD to treat hypertension.

Consulting Fees and Salaries

In the six months ended February 28, 2023 consulting fees and salaries decreased by $547k primarily due to the prior years’ recognition of stock-based compensation costs recorded for contractors ($287K) and employees ($121K), and the payment of management bonuses in the second quarter of 2022.

Page 24 of 30

Legal and Professional Fees

Our legal and professional fees decreased by $168k during the period compared to the same prior year period.  Previous year expenditures were higher due to increased patent and trademark filings and the utilization of additional legal advisory services.

General and Administrative

Our other general and administrative expenses decreased overall by $363k during the period ended February 28, 2023, over the same period last year. Advertising and promotion was down by $140k in the current period with a slight decrease in investor relations ($35k) offset by an increase in office expenses ($34k). Unrealized losses on marketable securities were less in the current year ($80k vs $281k).

Liquidity and Financial Condition

Working Capital	February 28,	August 31,
	2023	2022

Current assets	$4,003,781	$6,977,516
Current liabilities	(223,131)	(194,036)
Net Working Capital	$3,780,650	$6,783,480

Cash Flows	February 28,
	2023	2022

Cash flows used in operating activities	$(2,473,590)	$(2,443,593)
Cash flows used in investing activities	(67,526)	(92,638)
Cash flows used in financing activities	-	(21,191)
Decrease in cash	$(2,541,116)	$(2,557,422)

Operating Activities

Net cash used in operating activities increased by $30k for the period compared with cash used during the same period in 2022. This difference was largely due to decreased stock-based compensation ($79k vs $409k), unrealized losses on marketable securities ($80k vs $281k) and an increased reduction in prepaid expenses balance in the current six months ended of $257k vs $97k in the prior year.

Investing Activities

Net cash used in investing activities decreased by $25k over 2022 due to decreased spending on acquisitions of equipment.

Page 25 of 30

Financing Activities

The change in net cash used in financing activities in the prior year relate to the reduction of the lease liability.

Liquidity and Capital Resources

We have incurred net losses of approximately $7.4m and $4.2m respectively in the past two fiscal years. We expect to continue to incur significant expenditures for R&D and operational activities resulting in net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional revenues from the licensing of our technology and B2B sales, if any, and the receipt of payments under any current or future collaborations we may enter into.

As the Company continues with our IND application process and progresses into the clinical development of our initial product candidate, the need for substantial capital resources increases. Our existing cash will not be sufficient to complete the full development, testing and commercialization of an FDA approved product candidate. To achieve this objective, we will require substantial funding in the future.

On August 12, 2022, we entered into an equity distribution agreement with Maxim , pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $5,925,000 under an ATM. The equity distribution agreement provides that Maxim will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM. As of April 1, 2023 we have sold 34,652 shares into the market through the ATM for gross proceeds of $114,546.

During the first half of fiscal 2023 we did not sell any shares. Subsequent to the six months ended February 28, 2023, we issued 34,652 shares of our common stock in a series of sales under the ATM  at an average price of $3.30 per share and gross proceeds of $114,456.  As of April 14, 2023, $5,810,544 in shares of our common stock remain eligible for sale under the ATM.

We may also offer securities in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans. There is no certainty that future equity or debt financing will be available or that it will be at acceptable terms. The outcome of these matters is unpredictable. A lack of adequate funding may force us to reduce spending, curtail or suspend planned programs or possibly liquidate assets.  Any of these actions could adversely and materially affect our business, cash flow, financial condition, results of operations, and potential prospects. The sale of additional equity may result in additional dilution to our stockholders. Entering into additional licensing agreements, collaborations, partnerships, alliances marketing, distribution, or licensing arrangements with third parties to increase our capital resources is also possible. If we do so we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. As of February 28, 2023, the Company had cash on hand of approximately $3.3m to settle $223k in current liabilities. The Company believes this is sufficient to fund our expected R&D and operating expenditures for twelve months following the date of filing this report. We anticipate making few if any material capital expenditures in fiscal 2023 as we believe our current facilities and equipment are sufficient for the forthcoming twelve months following the date of filing this report.

Page 26 of 30

Impact of COVID-19

To date, we have not experienced any material impact on our financial statements, impairments of any of our assets or any major business disruptions, including with our vendors. We will continue to actively monitor the  evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state, provincial, or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. We do not know when, or if, it will become practical to revise or eliminate some or all these measures entirely.

Item 3. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer) to allow for timely decisions regarding required disclosure.

As of February 28, 2023, the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2023.

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

Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2023, our controls and controls processes remained consistent with August 31, 2022. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2023, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Our control processes are designed to include remote workers. The advent of the COVID-19 pandemic has not materially impacted our internal controls over financial reporting other than increasing requirements for social distancing and some additional remote working requirements for staff.

Page 27 of 30

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

The risks associated with our business, common stock and other factors are those described in the Form 10-K for the year ended August 31, 2022 as filed with the SEC on November 25, 2022.

Page 28 of 30

Item 2. Exhibits, Financial Statement Schedules

a) Financial Statements

1) Financial statements for our Company are listed in the index under Item 1 of this document.

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

Page 29 of 30

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By:	/s/ Christopher Bunka

Christopher Bunka

Chief Executive Officer, Chairman and Director

(Principal Executive Officer)

Date: April 14, 2023

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka

Christopher Bunka

Chief Executive Officer, Chairman and Director

(Principal Executive Officer)

Date: April 14, 2023

By:	/s/ Greg Downey

Greg Downey CPA, CMA

Chief Financial Officer

(Principal Financial and Accounting Officer)

Date:  April 14, 2023

By:	/s/ John Docherty

John Docherty

President and Director

Date: April 14, 2023

Page 30 of 30