Form 10-Q
period 2023-05-31
Lexaria Bioscience Corp.
filed 2023-07-14
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

8,091,650 common shares as of July 14, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 29

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2023	2022
ASSETS
Current
Cash	$3,163,906	$5,813,218
Marketable securities	269,560	347,335
Accounts receivable	172,284	201,784
Inventory	-	38,418
Prepaid expenses and deposit	629,740	576,761
Total Current Assets	4,235,490	6,977,516

Non-current assets, net
Right of use assets	178,127	52,444
Intellectual property	549,122	488,462
Property & equipment	276,898	315,505
Total Non-current Assets	1,004,147	856,411
TOTAL ASSETS	$5,239,637	$7,833,927

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,023,587	$151,449
Lease payable	32,317	42,587
Total Current Liabilities	1,055,904	194,036

Long Term Liabilities
Lease payable	142,587	7,401
Total Long Term Liabilities	142,587	7,401
TOTAL LIABILITIES	$1,198,491	$201,437

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Common shares issued and outstanding:
8,091,650 and 5,950,998 at May 31, 2023 and August 31, 2022, respectively	$8,091	$5,951
Additional paid-in capital	48,911,507	47,041,481
Deficit	(44,524,108)	(39,098,528)
Equity attributable to shareholders of the Company	4,395,490	7,948,904
Non-controlling Interest	(354,344)	(316,414)
Total Stockholders' Equity	4,041,146	7,632,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,239,637	$7,833,927

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Page 3 of 29

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	May 31,		May 31,
	2023	2022	2023	2022

Revenue	$93,150	$99,717	$229,641	$144,247
Cost of goods sold	12,747	18,635	31,500	30,592
Gross profit	$80,403	$81,082	$198,141	$113,655

Expenses
Research and development	1,640,648	752,095	3,166,315	1,486,487
General and administrative	823,321	1,747,325	2,495,336	4,497,660
Total operating expenses	$2,463,969	$2,499,420	$5,661,651	$5,984,147

Net Loss	$(2,383,566)	$(2,418,338)	$(5,463,510)	$(5,870,492)

Net loss attributable to:
Common shareholders	$(2,371,505)	$(2,382,925)	$(5,425,580)	$(5,801,859)
Non-controlling interest	$(12,061)	$(35,413)	$(37,930)	$(68,633)

Basic and diluted loss per share	$(0.37)	$(0.41)	$(0.89)	$(1.00)

Weighted average shares outstanding
- Basic and diluted	6,440,998	5,950,998	6,116,126	5,863,086

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Page 4 of 29

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Months Ended May 31,
	2023	2022
	(Unaudited)
Cash flows used in operating activities
Net loss	$(5,463,510)	$(5,870,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	160,748	519,718
Depreciation and amortization	74,469	77,986
Noncash right-of-use lease expense	30,882	28,678
Unrealized loss on marketable securities	77,775	823,916
Shares issued for services	-	600,000
Lease accretion	1,961	4,166
Change in operating assets and liabilities
Accounts receivable	29,500	(90,574)
Inventory	43,069	(9,196)
Prepaid expenses and deposits	(52,979)	161,945
Accounts payable and accrued liabilities	872,138	56,352
Due to related parties	-	(5,223)
Operating lease liability	(33,610)	-
Net cash used in operating activities	$(4,259,557)	$(3,702,724)

Cash flows used in investing activities
Purchase of equipment	(33,748)	(49,188)
Intellectual property	(67,425)	(81,407)
Net cash used in investing activities	$(101,173)	$(130,595)

Cash flows from/(used in) financing activities
Proceeds from issuance of equity	1,711,418	-
Lease Payments	-	(33,395)
Net cash from/(used in) financing activities	$1,711,418	$(33,395)

Net change in cash for the period	(2,649,312)	(3,866,714)
Cash at beginning of period	5,813,218	10,917,797
Cash at end of period	$3,163,906	$7,051,083

Supplemental information of cash flows:
Non-cash shares for services included in prepaid expenses	$-	$600,000
Income taxes paid in cash	$8,214	$-
Recognition of ROU Asset and Liability due to modification	$156,565

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Page 5 of 29

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine-Months Ended May 31, 2023 and 2022

(Unaudited)

			Additional		Non-
	Common Stock		Paid-in		controlling	Stockholders
	Shares	Amount	Capital	Deficit	Interest	Equity

Balance August 31, 2022	5,950,998	$5,951	$47,041,481	$(39,098,528)	$(316,414)	$7,632,490
Stock based compensation	-	-	68,776	-	-	68,776
Net loss	-	-	-	(1,755,944)	-	(1,755,944)
Non-controlling interest	-	-	-	-	(13,362)	(13,362)
Balance November 30, 2022	5,950,998	$5,951	$47,110,257	$(40,854,472)	$(329,776)	$5,931,960
Stock based compensation	-	-	10,526	-	-	10,526
Net loss	-	-	-	(1,298,131)	-	(1,298,131)
Non-controlling interest	-	-	-	-	(12,507)	(12,507)
Balance February 28, 2023	5,950,998	$5,951	$47,120,783	$(42,152,603)	$(342,283)	$4,631,848
At The Market financing	34,652	34	110,987	-	-	111,021
S-1 financing	2,106,000	2,106	1,598,291	-	-	1,600,397
Stock based compensation	-	-	81,446	-	-	81,446
Net loss	-	-	-	(2,371,505)	-	(2,371,505)
Non-controlling interest	-	-	-	-	(12,061)	(12,061)
Balance May 31, 2023	8,091,650	$8,091	$48,911,507	$(44,524,108)	$(354,344)	$4,041,146

Balance August 31, 2021	5,726,699	$5,727	$45,089,114	$(31,829,204)	$(202,085)	$13,063,552
Stock based compensation	-	-	408,544	-	-	408,544
Net loss	-	-	-	(1,993,157)	-	(1,993,157)
Non-controlling interest	-	-	-	-	(10,325)	(10,325)
Balance November 30, 2021	5,726,699	$5,727	$45,497,658	$(33,822,361)	$(212,410)	$11,468,614
Shares issued for services	224,299	224	1,199,776	-	-	1,200,000
Net loss	-	-	-	(1,425,777)	-	(1,425,777)
Non-controlling interest	-	-	-	-	(22,895)	(22,895)
Balance February 28, 2022	5,950,998	$5,951	$46,697,434	$(35,248,138)	$(235,305)	$11,219,942
Stock based compensation	-		111,174	-	-	111,174
Net loss	-	-	-	(2,382,925)	-	(2,382,925)
Non-controlling interest	-	-	-	-	(35,413)	(35,413)
Balance May 31, 2022	5,950,998	$5,951	$46,808,608	$(37,631,063)	$(270,718)	$8,912,778

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Page 6 of 29

LEXARIA BIOSCIENCE CORP. NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS May 31, 2023

1. Nature of Business

Lexaria Bioscience Corp. (“Lexaria”, “we”, “our” or “the Company”) is a biotechnology company pursuing the enhancement of the bioavailability of a diverse and broad range of active pharmaceutical ingredients (“API”) using DehydraTECHTM, our patented proprietary drug delivery technology.

We are primarily a research and development company relying on our expanding intellectual property portfolio that continues to investigate the benefits of using DehydraTECH with numerous molecules. We have also begun an investigational new drug (“IND”) registration process with the US Food and Drug Administration (“FDA”).

Revenues are generated primarily from intellectual property (“IP”) licensing contracts for DehydraTECH based on the terms of use and defined geographic and licensing arrangements. We also derive income from our third party contracted manufacturing of Business-to-Business (“B2B”) DehydraTECH enhanced ingredients which are processed to corporate customer specifications and sold by them online and in stores in the US. We also perform contract services in R&D for customer specific formulations that are used in comparison testing to customers’ existing products.

Going Concern Consideration

The Company’s consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”) applicable to a going concern which assumes the Company will have sufficient funds to pay its operational, research and development and capital expenditures for a period of at least 12 months from the date this Report.

Since inception, the Company has incurred significant operating and net losses. Annual losses attributable to shareholders were $7.4 million (2022), $4.2 million (2021) and $4.1 million (2020). As of May 31, 2023, we had an accumulated deficit of $44.5 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into. The recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not contain any adjustments that might result for this uncertainty.

The Company entered into a sales agreement with Maxim Group LLC, (“Maxim”) on August 12, 2022, where we may offer and sell shares of our common stock with an aggregate offering price of up to $5,925,000 under an At-The-Market (“ATM”) Offering. This agreement provides that Maxim will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM. Based on the current equity value of the Company’s shares, the Company’s revised ability to use the ATM is limited to $1,965,533. Pursuant to the terms of the Company’s May 11, 2023, financing described below, the Company’s ability to use its ATM is currently on hold.

Page 7 of 29

We may also offer securities for sale during our fiscal year 2023 or thereafter in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans and is in the best interests of our stockholders.

On May 8, 2023, the Company announced the pricing of its public offering of 2,106,000 units, with each unit consisting of one share of common stock and one unlisted warrant to purchase one share of common stock. Each unit was sold at a public offering price of $0.95. The warrants were immediately exercisable at a price of $0.95 per share on the date of issuance, being May 11, 2023, and will expire five years from the date of issuance. The shares of common stock and accompanying warrants were purchased together in this offering but were immediately separable upon issuance. Gross proceeds, before deducting placement agent fees to Maxim Group LLC, the sole placement agent, and other offering expenses, were approximately $2.0 million.

The securities described above are registered pursuant to a registration statement on Form S-1, as amended (File No. 333-271096), which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 8, 2023.

Based on our existing working capital, management believes the Company has sufficient working capital to satisfy the Company’s estimated liquidity needs for the next 12 months. In making this assessment, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern. However, there is no assurance that management’s plans will be successful. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical and clinical testing or commercialization efforts, which could adversely affect its business prospects.

Page 8 of 29

2. Significant Accounting Policies

The significant accounting policies of the Company are consistent with those of our audited financial statements on Form 10-K for the year ended August 31, 2022.

Basis of Consolidation

These interim consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries; Lexaria CanPharm ULC, Lexaria CanPharm Holdings Corp., PoViva Corp., Lexaria Hemp Corp., Kelowna Management Services Corp., Lexaria Nutraceutical Corp., and Lexaria Pharmaceutical Corp., and our 83.333% owned subsidiary Lexaria Nicotine LLC with the remaining 16.667% owned by Altria Ventures Inc. an indirect wholly owned subsidiary of Altria Group, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Recent Accounting Guidance

Pronouncements Issued but Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company does not currently expect the adoption of these standards to have a material impact on its consolidated financial statements.

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

Page 9 of 29

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

3. Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

August 31, 2021	$1,037,025	$16,243	$(219,427)	$833,841
Common stock	278,107	118,196	(882,809)	(486,506)
August 31, 2022	$1,315,132	$134,439	$(1,102,236)	$347,335
Common stock	-	1,856	(79,631)	(77,775)
May 31, 2023	$1,315,132	$136,295	$(1,181,867)	$269,560

Marketable securities held by Lexaria represent available-for-sale common stock of Hill Incorporated (formerly Hill Street Beverage Company Inc.). Unrealized gains and losses from common stock are due to market price movements. In management’s opinion based on the evaluation of available information at May 31, 2023, unrealized losses represent temporary impairments.

4. Accounts Receivable

Accounts receivable at May 31, 2023 and August 31, 2022 consist of the following:

	May 31, 2023	August 31, 2022

Trade and deposits	$48,559	$80,374
Territory license fees	24,634	37,248
Sales tax	99,091	84,162
	$172,284	$201,784

Page 10 of 29

5. Inventory

Inventory of raw materials on May 31, 2023, and August 31, 2022, consist of the following:

	May 31, 2023	August 31, 2022
Raw materials	$-	$38,418
	$-	$38,418

During the nine-month period ended May 31, 2023, raw materials inventory valued at $38,418 was expensed to R&D.

6. Prepaid Expenses and Deposits

Prepaid expenses consist of the following at May 31, 2023 and August 31, 2022:

	May 31, 2023	August 31, 2022
Advertising & conferences	$57,537	$359,863
Legal fees	25,000	25,000
License, filing fees, dues	27,417	15,000
Office & insurance	15,090	80,863
Consulting	383,009	-
Capital financing	121,687	96,035
	$629,740	$576,761

7. Intellectual Property, net

The following is a list of capitalized US patents held by the Company as at May 31, 2023:

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
US 11,311,559	04/26/2022	Compositions and Methods for Enhanced Delivery of Antiviral Agents

Page 11 of 29

A continuity schedule for capitalized patents is presented below:

	May 31, 2023	August 31, 2022
Balance beginning	$488,462	$364,623
Addition	67,425	131,448
Amortization	(6,765)	(7,609)
Balance ending	$549,122	$488,462

Patents are amortized over their 20 year legal life.

8. Property & Equipment, net

Property and equipment consist of:

May 31, 2023	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$(40,528)	$-	$(235,213)	$24,768
Computers	70,781	(3,549)	-	(64,973)	$5,808
Furniture fixtures equipment	31,126	(4,813)	-	(27,652)	$3,474
Lab equipment	333,675	(23,461)	33,748	(124,575)	$242,848
	$695,563	$(72,351)	$33,748	$(452,413)	$276,898

August 31, 2022	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$(54,037)	$-	$(194,685)	$65,296
Computers	63,964	(9,874)	6,817	(61,424)	9,357
Furniture fixtures equipment	31,126	(6,417)	-	(22,837)	8,289
Lab equipment	291,235	(31,572)	42,375	(101,047)	232,563
	$646,306	$(101,900)	$49,192	$(379,993)	$315,505

During the nine-month period ended May 31, 2023, amortization of $4,647 was included in cost of goods sold.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at May 31, 2023 and August 31, 2022 consist of the following:

	May 31, 2023	August 31, 2022
Accounts Payable
Trades payable	$998,146	$57,150
Sales tax payable	13,068	31,303
Accrued Liabilities
Trades payable	12,373	62,996
	$1,023,587	$151,449

Page 12 of 29

10.  Revenues

A breakdown of our revenues by type for the nine-months ended May 31, 2023, and 2022 are as follows:

	Nine-Months Ended May 31,
	2023	2022
IP Licensing	$104,935	$16,160
B2B	44,167	111,597
Other	80,539	16,490
	$229,641	$144,247

During the nine-month period ended May 31, 2023, the Company recognized licensing revenue consisting of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes royalty fees. B2B product revenues of $44,167 (2022 - $111,597) were recorded that relate to sales of our intermediate products for use by B2B customers in their products. The Company recognized $104,935 (2022 - $16,160) in licensing revenue in the same period.

11. Common Shares, Warrants and Options

During the quarter ended May 31, 2023, the Company completed the following issuances of common shares, warrants and options:

1.	34,652 common shares were sold at an average price of $3.30 per share for net proceeds of $111,021 from our ATM Offering;

2.	267,969 options with exercise prices ranging from $9.60 to $4.80 were repriced to $3.00 following shareholder approval obtained at the Company’s annual shareholder meeting held on May 9, 2023; and

3.

2,106,000 units were sold at a price of $0.95 per unit, with each unit consisting of one common share and one warrant exercisable to purchase an additional common share at $0.95 per share, for net proceeds of $1,600,397. The 2,106,000 warrants are exercisable for a period of five (5) years.

No warrants have been exercised during the nine-months ended May 31, 2023.

A continuity schedule for warrants for the nine-months ending May 31, 2023, is presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance August 31, 2022	2,421,983	$8.04
Cancelled/expired	(7,500)	$24.00
Issued	2,106,000	$0.95
Balance May 31, 2023	4,520,483	$4.71

Page 13 of 29

A summary of warrants outstanding as of May 31, 2023, is presented below:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
60,798	$36.00	1.46-1.5
317,190	$10.50	1.93-1.95
116,667	$9.00	0.88-1.79
200,000	$7.00	0.88
1,719,828	$6.58	2.63
2,106,000	$0.95	4.95
4,520,483	$4.71	3.53

Stock Options

The Company has established an Equity Incentive Plan which currently allows the board of directors to grant up to 510,433 stock options to directors, officers, employees, and consultants. On May 9, 2023, at its annual shareholder meeting, the Company’s shareholders approved amendments to the Equity Incentive Plan, whereby the board of directors were authorized to grant up to 809,165 stock options to directors, officers, employees, and consultants with such amount being adjusted on January 1 each year commencing January 1, 2024, pursuant to an evergreen formula, to be equal to up to 10% of the issued share capital on December 31 of the previous year. As at the current date, the Company has not elected to affect the amendments approved by its shareholders to its Equity Incentive Plan. Stock options granted must be exercised within five years from the date of grant or such lesser period as determined by the Company’s board of directors. The vesting terms of each grant are also set by the board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant.

The Company granted the following options during the nine-months ended May 31, 2023:

	Options	Weighted Average Exercise Price	Contractual Life (years)
	41,200	$1.96	5
	5,000	$2.73	5
	3,400	$3.04	5
Total	49,600	$2.11	(Avg. Remaining Life) 4.39

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2021	206,170	$8.90
Cancelled/expired	(3,334)	9.60
Granted	222,000	4.21
Balance August 31, 2022	424,836	6.45	3.69	$5,175
Granted	49,600	2.11	4.39	$55,748
Balance May 31, 2023 (granted)	474,436	$3.39	3.42	$0
Balance May 31, 2023 (exercisable)	462,686	$3.40	3.42	$0

Page 14 of 29

The fair value of stock options granted in the nine-months ended May 31, 2023, were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	98%-1.05%
Risk-free interest rate	3.30%-4.12%
Expected life	5 years
Dividend yield	0%
Estimated fair value per option	$1.60 - $2.58

As of May 31, 2023, the total unrecognized non-cash compensation costs are $39,117 related to 11,750 non-vested stock options with a $3.27 weighted average price. These costs are expected to be recognized over a weighted average period of 0.82 years. All non-vested options are attributable to employees. Stock based compensation expense recognized in the nine-months ended May 31, 2023, totaled $160,748, including $25,194 related to the repricing of the 267,969 options.

12. Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

The corporate office and R&D laboratory are located in Kelowna, British Columbia, Canada. The facility is leased until November 14, 2023, and the Company has exercised its five-year renewal option, the term of which commences on November 15, 2023, and expires on November 14, 2028. On March 31,2023, the Company remeasured the ROU asset and Lease liability for the lease extension. In addition to minimum lease payments, the lease requires us to pay property taxes and other operating costs which are subject to annual adjustments.

	May 31, 2023	August 31, 2022
Right of use assets - operating leases	$52,444	$91,041
Remeasurement related to lease extension	156,565
Amortization	(30,882)	(38,597)
Total lease assets	$178,127	$52,444

Liabilities:	$49,989	$89,393
Remeasurement related to lease extension	156,565
Lease payments	(33,610)	(44,600)
Interest accretion	1,961	5,195
Total lease liabilities	$174,905	$49,988

Operating lease cost	$178,127	$52,444
Operating cash flows for lease	$33,610	$44,599
Remaining lease term	5.42 Years	1.17 Years
Discount rate	7.25%	7.25%

The following table summarizes the Company’s maturities of operating lease liabilities as of May 31, 2023:

2023 (three-months remaining)	$11,204
2024	35,840
2025	37,094
2026	37,345
Thereafter	84,026
Total lease payments	$205,509
Less: imputed interest	(30,605)
Present value of operating lease liabilities	$174,904
Less: current obligations under leases	(32,317)
Total	$142,587

Page 15 of 29

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

Nine-Months Ended May 31, 2023	IP Licensing	B2B	Corporate	Consolidated Total
Revenue	$104,935	$44,167	$80,539	$229,641
Cost of goods sold	-	(31,500)	-	$(31,500)
Operating expenses	(58,845)	(235,379)	(5,367,427)	$(5,661,651)
Segment income (loss)	$46,090	$(222,712)	$(5,286,888)	$(5,463,510)
Total assets	$2,596	$67,705	$5,169,336	$5,239,637

Nine-Months Ended May 31, 2022	IP Licensing	B2B	Corporate	Consolidated Total
Revenue	$16,160	$111,597	$16,490	$144,247
Cost of goods sold	-	(30,592)	-	(30,592)
Operating expenses	(3,096,910)	(430,951)	(2,456,286)	(5,984,147)
Segment loss	$(3,080,750)	$(349,946)	$(2,439,796)	$(5,870,492)
Total assets	$958,586	$95,389	$8,083,968	$9,137,943

Capital Asset by Region May 31, 2023	Cost US	Addition US	Net Balance US	Cost Canada	Addition Canada	Net Balance Canada	Total Net Balance
Leasehold Improvements	$-	$-	$-	$259,981	$-	$24,768	$24,768
Computers	-	-	-	70,781	-	5,808	5,808
Furniture & Fixtures	-	-	-	31,126	-	3,474	3,474
Lab Equipment	140,487	33,748	124,483	193,185	-	118,365	242,848
	$140,487	$33,748	$124,483	$555,073	$-	$152,415	$276,898

Capital Asset by Region August 31, 2022	Cost US	Addition US	Net Balance US	Cost Canada	Addition Canada	Net Balance Canada	Total Net Balance
Leasehold Improvements	$-	$-	$-	$259,981	$-	$65,296	$65,296
Computers	-	-	-	63,964	6,817	9,357	9,357
Furniture & Fixtures	-	-	-	31,126	-	8,288	8,288
Lab Equipment	98,050	42,375	100,031	193,185	-	132,533	232,564
	$98,050	$42,375	$100,031	$548,256	$6,817	$215,474	$315,505

14. Subsequent Events

None.

Page 16 of 29

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

Overview

Lexaria’s patented DehydraTECH technology improves the delivery of bioactive compounds while promoting healthy ingestion methods, lowers overall dosing, and is highly effective in active molecule delivery available in a range of formats from oral ingestible to oral buccal/sublingual to topical products. DehydraTECH substantially improves the rapidity and quantity of Active Pharmaceutical Ingredients (“API”) transport to the blood plasma and brain using the body’s natural process for distributing fatty acids. Applications of this technology extends across many categories beyond the primary pharmaceutical focus of the Company, from foods and beverages to cosmetic products and nutraceuticals.

Page 17 of 29

Our mission is to obtain FDA approval for a DehydraTECH-CBD drug for use on hypertension. Lexaria operates a federally licensed, in-house research laboratory and continues to build upon our intellectual property portfolio with 34 patents granted internationally and many other patents pending worldwide.

Lexaria is advancing several R&D activities in both preclinical and future clinical programs, with our primary focus during the current year, being our investigations of CBD for the reduction of hypertension. In fiscal 2022 we completed three human studies on hypertension with the results of our fourth and largest hypertension study to date culminating in the publication of six research articles.

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

The Company has patents issued in the United States, Australia, Europe, India, Mexico, Canada and Japan. Since our last 10-Q quarterly report filing, we were advised of six additional paten issuances; one in Japan, one in Australia, two in Canada and two in the US. Our new US patents, protect the use of DehydraTECH enhanced cannabidiol for use in pharmaceutical compositions and methods for treating hypertension and DehydraTECH enhanced cannabidiol for use in general compositions and methods for treating hypertension.

Page 18 of 29

The issued patents of the Company as at the date of this quarterly report are disclosed in the following table:

Issued Patent #	Patent Family
US 9,474,725 B1	#1 Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2
US 9,972,680 B2
US 9,974,739 B2
US 10,084,044 B2
US 10,103,225 B2
US 10,381,440
US 10,374,036
US 10,756,180
AU 2015274698
AU 2017203054
AU 2018202562
AU 2018202583
AU 2018202584
AU 2018220067
EP 3164141
JP 6920197
CDN 2949369
AU 2016367036	#2 Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
JP 6963507
MX 388 203 B
AU 2016367037	#3 Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents
IN 365864
JP 6917310
MX 390001
JP 7232853
CDN 3093414	#6 Transdermal and/or Dermal Delivery of Lipophilic Active Agents
JP 7112510	#7 Lipophilic Active Agent Infused Compositions with Reduced Food Effect
AU 2019256805	#8 Compositions Infused with Nicotine Compounds and Methods of Use Thereof
CDN 3096580
US 11,311,559	#18 Compositions and Methods for Enhanced Delivery of Antiviral Agents
AU 2021261261
US 11,666,544	#21 Compositions and Methods for Treating Hypertension
US 11,666,543

Page 19 of 29

Research & Development

Lexaria is advancing several R&D activities in both preclinical and clinical programs. Currently, our primary research program is the investigation of cannabidiol (“CBD”) for the reduction of hypertension leading to an application under the FDA for an IND. Other programs include DehydraTECH formulation development and testing with nicotine for oral pouches and prospective nicotine replacement therapy, human hormones, CBD for diabetes, dementia and others. From time to time the Company will engage in contract R&D for third parties who are interested in evaluating DehydraTECH in their products.

During the quarter ended May 31, 2023, Lexaria incurred $1,640,648 (May 2022- $752,095) in R&D expenditures. Specific R&D programs are in ongoing development and align to our financial ability to undertake each research phase for each API. Due to our expanding patent portfolio coverage, we continually examine accelerated timetable options for testing, research, and development of each API. Fiscal 2023 continues to highlight the direction of our research and development programs with confirmatory results from our ongoing programs. We continue to devote an increasing proportion of our resources and focus toward pharmaceutical applications.

Investigational New Drug

The FDA provided Lexaria with a positive written response on August 10, 2022, from our pre-IND meeting regarding DehydraTECH-CBD for the treatment of hypertension. The FDA confirmed that it has agreed with Lexaria’s proposal to pursue a 505(b)(2) new drug application (“NDA”) regulatory pathway for our program. We continue working toward our IND filing which is anticipated to be in late fiscal 2023 or early 2024. We have selected InClin Inc. as our contract research organization (“CRO”) to perform the IND study which will be a Phase 1(b) study that we are designating HYPER-H23-1. We have completed manufacturing our IND drug product through our third-party contract manufacturer, in compliance with current Good Manufacturing Practice (“cGMP”) regulations as mandated by the FDA, which has been set down for stability testing. We anticipate receiving the last of the results from the stability testing necessary for disclosure in our IND filing at the end of our fiscal fourth quarter following which we will be in a position to file our IND application. Along with our CRO, we have begun certain administrative study start-up tasks associated with preparation to perform study HYPER-H23-1 when ready to be initiated following IND effectiveness.

HYPER-H21-4

The first results of our hypertension study HYPER-H21-4 were announced on October 27, 2022, with the primary safety and efficacy objectives being met. HYPER-H21-4 was a randomized, double-blinded, placebo-controlled, cross-over study that consisted of male and female volunteers between the ages of 40-70. Sixty-six (66) people were ultimately dosed to completion of the study and, prior to enrollment, they had documented or measured:

•	elevated blood pressure (120/80 to 139/80 mmHg);
•	mild (stage 1) hypertension (140/90 to 159/99 mmHg); or
•	moderate (stage 2) hypertension (160/100 to 179/109 mmHg).

Page 20 of 29

All study participants received DehydraTECH-CBD every day for a 5-week duration in the dose-escalating 2.5 week increments noted above. Upon cross-over and wash out, all 66 study participants also received the matching placebo for a 5-week duration following the study randomization schedule. Thirty-three (33) of these patients had been diagnosed with hypertension but were not being treated with any antihypertensive medications, while 33 patients had been diagnosed with hypertension and were receiving commonly used antihypertensive therapies including angiotensin-converting enzyme (“ACE”) inhibitors with or without diuretics; or alternatively, ACE inhibitors with calcium channel blockers. The complete study protocol has and select findings from the study have already been published and is available at PubMed. The initial study results showed a sustained drop in blood pressure in normally active hypertensive patients following multiple weeks of oral CBD therapy, using Lexaria’s patented DehydraTECH-CBD capsule formulation.

Lexaria is aware of only a handful of other published research studies, mostly in young, healthy, and normotensive volunteers, that have investigated whether a sustained decrease in resting blood pressure is possible following multiple weeks of oral CBD dosing; none of which have been successful in achieving this. DehydraTECH-CBD appears to reduce blood pressure more effectively than other oral CBD formulations.

Subsequent to the announcement of the initial results from HYPER-H21-4, the Company supplemented its findings with additional research results which appeared to demonstrate:

•	increased CBD blood absorption levels from our patented DehydraTECH-CBD™ relative to those of published, pharmaceutical-grade CBD industry peers;

•	a potentially novel mechanism of action in reducing blood pressure whereby the antihypertensive effects of DehydraTECH-CBD may be explained, at least in part, by its interaction with the sympatho-chromaffin system via catestatin modulation, thus suggesting a potentially unique mechanistic benefit upon cardiovascular regulation with DehydraTECH-CBD treatment; and

•	significant reductions in several pro-inflammatory biomarkers known to be linked to cardiovascular disease (“CVD”) and a host of other conditions through evidenced reduction in blood-plasma levels of interleukin (“IL”) 8, 10, and 18 by ~19%, ~27%, and ~43%, respectively.

EPIL-A21-1

In March 2022, Lexaria initiated an animal study to determine if DehydraTECH-CBD evidences superior treatment of seizure activity when compared to Epidiolex®. Epidiolex is an FDA-approved oral solution prescription CBD available to children 1 year of age and older to treat seizures associated with Lennox-Gastaut syndrome, Dravet syndrome or tuberous sclerosis complex.

On November 29, 2022, Lexaria announced findings from the study indicating its patented DehydraTECH-CBD has demonstrated performance enhancements compared to one of the world’s leading anti-seizure medications, Epidiolex, generally at a lower DehydraTECH-CBD dose.

Additional work has been completed in study program EPIL-A21-1 with the final study designed to establish an ED50 (i.e., the dose required to achieve seizure inhibition in 50% of the animals tested) for DehydraTECH-CBD in this animal model, where ED50 determination is a common performance metric in preclinical animal studies for developmental therapeutics. This ED50 study was designed to corroborate the experimental findings to-date and the final results confirmed that DehydraTECH-CBD was most effective at a dose of 75 mg/Kg as compared to the standard Epidiolex dosage of 100 mg/Kg. Further testing would be required to validate these findings in humans, although these dose levels in animals converted to human equivalent doses would be expected to be in the 10-12 mg/Kg and 15-16 mg/Kg ranges respectively based on typical animal to human conversion practices.

DEM-A22-1

On November 8, 2022 commencement of animal study program DEM-A22-1 was announced. The study was designed to determine whether DehydraTECH-CBD may offer therapeutic utility against diabetes and dementia respectively. This study had several unexpected complications that produced inconclusive results. Should the Company choose to further pursue research in this area, it will likely be for a longer duration and may involve DehydraTECH-nicotine rather than DehydraTECH-CBD.

Page 21 of 29

DIAB-A22-1

We announced the commencement of animal study program DIAB-A22-1 on November 8, 2022. On March 2, 2023 the Company announced that its diabetes animal model study had completed and produced at least three positive outcomes including weight loss in obese diabetic-conditioned animals, together with improved triglyceride and cholesterol levels. Subsequent to the quarter ended May 31, 2023, the Company announced further results indicating that the blood glucose levels were lowered and kidney function improved in the obese diabetic-conditioned animals treated with DehydraTECH-CBD.

HOR-A22-1

Lexaria’s animal study HOR-A22-1, being a pharmacokinetic study performed in twenty female Sprague-Dawley rats in order to evaluate the ability of DehydraTECH™ to enhance the delivery characteristics of orally administered estradiol, was successfully completed during the third fiscal quarter, and showed enhancement in the oral delivery of the estrogen hormone estradiol.

The DehydraTECH-estradiol formulation achieved an average peak concentration in the bloodstream (or “Cmax”) of 5.65ng/mL that was roughly nine times (900%) higher than that achieved with the control formulation at only 0.63 ng/mL. As well, the study revealed that levels of the estrone metabolite were also significantly higher comparing an average Cmax of 6.49 ng/mL with the DehydraTECH formulation to only 0.302 ng/mL achieved with the control, representing greater than a twenty-fold (2,000%) improvement in delivery.

NIC-H22-1

On November 1, 2022, the Company announced that independent review board approval had been received for human clinical nicotine study NIC-H22-1. The study is a 36-person human pharmacokinetic  randomized, double blinded, cross-over study conducted in current cigarette smokers, wherein each person will visit the laboratory to be dosed three times over a period of weeks. During each visit only one oral nicotine pouch will be administered and evaluated: either DehydraTECH-nicotine; On! brand manufactured by Altria; or Zyn brand manufactured by Swedish Match. The primary study objectives are to determine the quantity of nicotine in blood at various time points and vital-sign data collection including blood pressure, heart rate and respiratory rate. Subjective evaluations related to throat burn, user experience, gastrointestinal experience and more are also being conducted.

At the date of this report, dosing in the study has been completed with sample and data analyses underway at varying stages and the results from the study anticipated to be released in the fourth quarter of 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. These accounting principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses during the periods reported. Based on information available to management at the time, these estimates, judgments and assumptions are considered reasonable. We believe that understanding the basis and nature of the estimates, judgments and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials. We considered the impact of the COVID-19 pandemic on the assumptions and estimates used and determined that there were no material adverse impacts on the financial statements for the nine-months ended May 31, 2023.

For a discussion of our critical accounting estimates, please read Note 4. Estimates and Judgements as found in the financial statements in our Annual Report on Form 10-K for the year ended August 31, 2022.  There have been no material changes to the critical accounting estimates as previously disclosed in our 2022 Form 10-K.

Funding Requirements

We anticipate that our expenditures will increase in connection with our ongoing R&D program, specifically with respect to our animal and human clinical trials of our DehydraTECH formulations for the purposes of treating hypertension and diabetes. As we move forward with our IND application with the FDA, we anticipate that our expenditures will further increase and accordingly, we expect to incur increased operating losses and negative cash flows for the foreseeable future.

Through May 31, 2023, we have funded our operations primarily through the proceeds from the sale of common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $5,463,510 and $5,870,492 for the nine-months ended May 31, 2023, and 2022, respectively.

Page 22 of 29

The continuation of Lexaria as a going concern depends on raising additional capital and/or attaining and maintaining profitable operations. The accompanying financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations. The recurring losses from operations and net capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern within one year following the date that these consolidated financial statements are issued.

On August 12, 2022, we entered into an At-The-Market (“ATM”) Offering equity distribution agreement with Maxim Group LLC, (“Maxim”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $5,925,000. The sales agreement entitles Maxim to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM.

On May 11, 2023, the Company entered into share purchase agreements for the purposes of completing a $2 million best efforts financing with Maxim resulting in the issuance of 2,106,000 common shares and warrants to purchase common shares.

We have performed a review of our cash flow forecast and have concluded that funds on hand, combined with those expected from executed license agreements, will be sufficient to meet the Company’s financial obligations for the twelve-month period following the filing of these consolidated financial statements on Form 10-Q.

Results of Operations for the Period Ended May 31, 2023, and 2022

Our net loss for the nine-months ended for the respective items are summarized as follows:

Nine-Months Ended May 31,	2023	2022	Change
Revenues	$229,641	$144,247	$85,394
Research and development	3,166,315	1,486,487	1,679,828
Consulting fees & salaries	1,030,042	1,672,825	(642,783)
Legal and professional	364,779	439,942	(75,163)
Other general and administrative	1,100,515	2,384,893	(1,284,378)
Net Loss	$(5,463,510)	$(5,870,492)	$406,982

Revenue

Fees from intellectual property licensing increased by $88,775 while B2B sales decreased by $67,430 with other sales higher by $64,049 year-over year.

Research and Development

Expenditures on R&D increased by $1,679,828 year-over year for the period ended May 31, 2023, as the company continues with applied research and development programs in our pharmaceutical division with our primary focus being on FDA approval for a DehydraTECH-CBD drug to treat hypertension.

Page 23 of 29

Consulting Fees and Salaries

In the nine-months ended May 31, 2023, consulting fees and salaries decreased by $642,783 primarily due to the prior years’ recognition of stock-based compensation costs recorded for contractors and employees ($358,970), and the charges of salaries to research and development ($305,283), due to increased clinical development activity.

Legal and Professional Fees

Our legal and professional fees decreased by $75,163 during the period compared to the same prior year period. Previous year expenditures were higher due to increased patent and trademark filings and the utilization of additional legal advisory services.

General and Administrative

Our other general and administrative expenses decreased overall by $1,284,378 during the period ended May 31, 2023, over the same period last year. Advertising and promotion were down by $474,642 in the current period with a slight decrease in investor relations ($68,457). There was an increase of $ 40,871 in office expenses and unrealized losses on marketable securities were considerably lower in the current year ($77,775 vs $823,916).

Liquidity and Financial Condition

Working Capital	May 31,	August 31,
	2023	2022

Current assets	$4,235,490	$6,977,516
Current liabilities	(1,055,904)	(194,036)
Net Working Capital	$3,179,586	$6,783,480

	Nine-Months Ended
Cash Flows	May 31,
	2023	2022

Cash flows used in operating activities	$(4,259,557)	$(3,702,724)
Cash flows used in investing activities	(101,173)	(130,595)
Cash flows used in financing activities	1,711,418	(33,395)
Decrease in cash	$(2,649,312)	$(3,866,714)

Operating Activities

Net cash used in operating activities increased approximately $557,000 for the period compared with cash used during the same period in 2022. The increase relates primarily to a lower unrealized loss on marketable securities ($746,141), combined with lower non-cash expenses related to shares issued for services rendered ($600,000) and stock-based compensation ($358,970); partially offset by increased accounts payable and accrued liabilities ($815,786), and a lower net loss ($406,982).

Page 24 of 29

Investing Activities

Net cash used in investing activities decreased by $29,422 over 2022 due to decreased spending on acquisitions of equipment and intellectual property.

Financing Activities

The $1,744,814 increase in cash from financing activities relates to common shares issued in the ATM Offering and common share/warrant units sold.

Liquidity and Capital Resources

We have incurred net losses of approximately $7.4 million and $4.2 million respectively in the past two fiscal years. We expect to continue to incur significant expenditures for R&D and operational activities resulting in net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional revenues from the licensing of our technology and B2B sales, if any, and the receipt of payments under any current or future collaborations we may enter into.

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

On August 12, 2022, we entered an equity distribution agreement with Maxim, under the agreement we may offer and sell shares of our common stock with an aggregate offering price of up to $5,925,000 under an ATM. The sales agreement provides that Maxim will be entitled to a sales commission equal to 3.0% of the gross sale price per share of all shares sold under the ATM. As of July 14, 2023, we have sold 34,652 shares into the market through the ATM for gross proceeds of $114,546. Based on the current equity value of the Company’s shares, the Company’s revised ability to use the ATM is limited to $1,965,533. Pursuant to the terms of the Company’s May 11, 2023, financing described below, the Company’s ability to use its ATM is currently on hold.

On May 11, 2023, the Company entered into share purchase agreements for the purposes of completing a $2 million best efforts financing with Maxim resulting in the issuance of 2,106,000 common shares and warrants to purchase common shares.

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

Page 25 of 29

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. As of May 31, 2023, the Company had cash on hand of approximately $3,163,906 to settle $1,055,904 in current liabilities. We have performed a review of our cash flow forecast and have concluded that funds on hand, combined with those expected from executed license agreements, will be sufficient to meet the Company’s financial obligations for the twelve-month period following the filing of these consolidated financial statements on Form 10-Q.

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

Item 3. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President (Principal Executive Officer) and our Chief Executive Officer (currently acting as the Principal Financial and Accounting Officer) to allow for timely decisions regarding required disclosure.

As of May 31, 2023, the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2023, our controls and controls processes remained consistent with August 31, 2022. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2023, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Page 26 of 29

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

Page 27 of 29

Item 2. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Financial statements for our Company are listed in the index under Item 1 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference as Exhibit 3.1 to our Registration Statement on Form S-1 filed June 3, 2020)
3.2	Bylaws (incorporated by reference as Exhibit 3.2 to our Registration Statement on Form S-1 filed June 3, 2020)
3.3	Amended and Restated Articles of Incorporation (Filed on Form 8-K January 14, 2021 Exh. 3.1)
3.4	Second Amended and Restated Bylaws (incorporated by reference as Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
3.5	Amended and Restated Bylaws (Filed on Form S-1 June 3, 2020 Exh 3.4)
3.6	Amendment to Articles of Incorporation - Share Consolidation (Filed on Form 8-K June 23, 2009 Exh 3.1)
3.7	Amendment to Articles of Incorporation - Share Expansion (incorporated by reference as Exhibit 3.5 to our Registration Statement on Form S-1 filed June 3, 2020)
3.8	Amendment to Articles of Incorporation -Share Forward Split (Filed on Form 8-K December 16th, 2015 Exh 3.1)
3.9	Amendment to Articles of Incorporation - Name Change (Filed on Form 8-K May 11th, 2016 Exh 99.1)
(4)	Instruments Defining the Rights of Security Holders
4.1	Form of Warrant (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed with the SEC on April 28, 2023)
4.2	Form of Warrant Agency Agreement (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on April 28, 2023)
(10)	Material Contracts
10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on April 28, 2023)
10.2	Placement Agency Agreement (Filed on Form 8-K May 10, 2023 Exh.10.2)
10.3	Work Order for Start-Up Activities with InClin, Inc.
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LEXARIA BIOSCIENCE CORP.

By:	/s/ John Docherty
John Docherty
President and Director
(Principal Executive Officer)
Date: July 14, 2023

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Docherty
John Docherty
President and Director
(Principal Executive Officer)
Date: July 14, 2023

By:	/s/ Christopher Bunka
Christopher Bunka Chief Executive Officer, Chairman and Director (Principal Financial and Accounting Officer) Date: July 14, 2023

Page 29 of 29