Form 10-K
period 2023-08-31
Lexaria Bioscience Corp.
filed 2023-11-20
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of February 28, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $16.2 million, based on the average of the closing price of the registrant’s shares of common stock on February 28, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

10,276,641 common shares as of November 20, 2023.

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

DehydraTECH can be used with a wide range of active molecules encompassing fat-soluble vitamins, pain medications, hormones, PDE5 inhibitors, antivirals, nicotine and its analogs, and cannabinoids. Our technology can be applied to a variety of therapeutic indications, including hypertension and heart disease, and diabetes. DehydraTECH can be implemented in a multitude of ingestible or topically administered product formats including foods, beverages, oral suspensions, tablets, capsules, creams, lotions, and skin patches. It is suitable for use with a variety of product formats including pharmaceuticals, nutraceuticals, over-the-counter products, and consumer packaged goods.

DehydraTECH is a technology incorporated into the formulation and manufacturing process of new or existing orally ingestible and topical products. The procedure involves fusing the active ingredient as a delivery “payload” together with certain fatty acids and infusing the mixture into a substrate material. Using controlled dehydration processing, it combines the payload and fatty acids together at a molecular level. The newly combined molecules are then integrated into production of the end-product using any number of dosage formats. From foods and beverages to cosmetics and nutraceuticals, this technology extends across many product categories beyond the primary pharmaceutical focus of the Company. DehydraTECH formulations have been found in some cases to reduce the need for unwanted sweeteners or chemical masking agents used for flavor- and odor-blocking, allowing manufacturers to create low-sugar products with fewer calories and artificial sweeteners.

The Company has developed extensive experience from the formulation and production of its demonstration products, in various formats, that enables us to provide expert advice to our licensees with the integration of DehydraTECH in their products for the purpose of providing a more palatable and efficient delivery of bioactive molecules.

Lexaria supports our licensee’s products with our technology. A part of our business plan is to encourage new and existing participants to license and utilize DehydraTECH to enable enhanced performance of their products. These products cross a wide range of lipophilic bioactive molecules including nicotine and cannabidiol (“CBD”) with additional molecules of interest continually being evaluated.

Intellectual Property

Lexaria’s involvement with the foundational technology to DehydraTECH dates back to 2014 when it entered into a strategic relationship with Poppy’s Teas LLC, and the original inventors of DehydraTECH, who had filed two initial US provisional patent applications for the technology.  The strategic relationship evolved into the acquisition by Lexaria of Poviva Tea, LLC (formerly Poppy’s Teas LLC) which entity was then converted from a limited liability company to a corporation under the name Poviva Corp. (“Poviva”).  Poviva is now the wholly-owned subsidiary of Lexaria and the named owner of all of the patents filed in connection with DehydraTECH.  Lexaria has been granted an exclusive license to use DehydraTECH technology from Poviva for a period of time ending 25 years after the date of the last patent granted to Poviva. Since our first patent grant in 2017 for DehydraTECH, we have continued to pursue patent applications internationally in regions that are considered to have the highest commercial potential and, to date, have been allowed/granted 37 patents worldwide as of the date of this filing. Our pursuit and development of our technology has expanded our potential area of impact, both geographically and by sector.

Our current patent portfolio includes patent family applications or grants pertaining to Lexaria’s method of improving bioavailability and taste, and the use of DehydraTECH as a delivery platform, orally or topically, for a wide variety of Active Pharmaceutical Ingredients (“APIs”) encompassing cannabinoids; fat soluble vitamins; NSAIDs pain medications; and nicotine and its analogs. The pending and granted patents also cover the manufacturing and processing methods used to combine fatty acids with active pharmaceutical ingredients. This includes heating and drying methods and use of excipients and substrates.

The Company currently has several applications pending worldwide and due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. We continue to investigate national and international opportunities to investigate expansions and additions to our intellectual property portfolio. Patents have been filed specifically for the use of DehydraTECH with cannabinoids for the treatment of heart disease and hypertension to support our anticipated Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”), and for treatment of epilepsy.

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
IN 365864
JP 6917310
MX 390001
JP 7232853
CDN 2984917
CDN 3093414	#6 Transdermal and/or Dermal Delivery of Lipophilic Active Agents
JP 7112510	#7 Lipophilic Active Agent Infused Compositions with Reduced Food Effect
AU 2019256805	#8 Compositions Infused with Nicotine Compounds and Methods of Use Thereof
CDN 3096580
CDN 3111082	#14 Lipophilic Active Agent Infused Tobacco Leaves and/or Tobacco Materials and Methods of Use Thereof
US 11,311,559	#18 Compositions and Methods for Enhanced Delivery of Antiviral Agents
AU 2021261261
US 11,700,875	#20 Compositions and Methods for Sublingual Delivery of Nicotine
US 11,666,544	#21 Compositions and Methods for Treating Hypertension
US 11,666,543

Patents granted in the year ended August 31, 2023

In fiscal 2023, the Company’s patent portfolio expanded to include three new patent families. This further protects our exclusivity in the use of DehydraTECH with sublingual delivery of nicotine, treatment of hypertension and delivery of lipophilic active agents via transdermal or dermal delivery. These patents are as follows:

•	our first ever Canadian patent granted in our 6th patent family, to use DehydraTECH to more efficiently deliver lipophilic active agents via transdermal or dermal delivery.

•

our first-ever US patent granted in our 20th patent family, expands upon Lexaria’s international intellectual property rights to apply DehydraTECH enhancement technology to the sublingual delivery of nicotine. The patent covers many different forms of nicotine including free base nicotine, nicotine salts, polymer resins of nicotine and other forms of nicotine complexes.

•	two US patents granted in our 21st patent family which recognizes DehydraTECH’s ability, when combined with CBD, to treat hypertension.

Research and Development

Lexaria incurred $3,666,721 (2022- $1,842,675) in R&D expenditures during fiscal 2023. Specific programs are in ongoing development and are prioritized relative to our financial and operational ability to undertake each research phase for specific APIs. Due to our expanding portfolio coverage, we continue to explore accelerated timetable options for testing, research, and further development. Our ongoing R&D programs are always subject to our existing financial resources and our ability to raise capital to fund them.

The Company regularly pursues new R&D programs that investigate potential commercial applications for the incorporation of DehydraTECH. These include, but are not limited to, ongoing programs to explore different therapeutic indications that DehydraTECH-enhanced drug products can be utilized for the purpose of treatment options. Currently, our primary research program is the investigation of CBD for the reduction of hypertension leading to an upcoming application under the FDA for an IND.  Other programs include DehydraTECH formulation development and testing with nicotine for oral pouches and prospective nicotine replacement therapy, human hormones, CBD for diabetes, dementia and others. Depending on the number of programs undertaken, R&D budgets are expected to vary significantly. It is in our best interests to remain flexible at this early stage of our R&D efforts in order to capitalize on potential novel findings from early-stage tests and thus redirect research into specific avenues that offer the most reward.

Lexaria has conducted a number of pharmacokinetic studies designed to provide potential early-stage indications of enhancing delivery characteristics of various drugs for potential future use. Our first human clinical study was published in 2019 under the title Examination of a New Delivery Approach for Oral Cannabidiol in Healthy Subjects: A Randomized, Double-Blinded, Placebo-Controlled Pharmacokinetics Study, where we demonstrated that DehydraTECH delivered higher volumes of CBD into the human circulatory system and did so more quickly than a concentration-matched positive control. The study demonstrated a statistically significant reduction in human blood pressure (“BP”) from the DehydraTECH processed CBD, versus no statistical reduction in human blood pressure from the positive control. The results of this study significantly influenced the direction of Lexaria’s research and development of its DehydraTECH technology and led to four subsequent human trial studies, with our most recent study HYPER-H21-4 being completed during the fiscal year and resulting in seven (7) peer reviewed publications Antihypertensive effects of CBD are mediated by altered inflammatory response:  A sub-study of HYPER-H21-4 trial, Journal of Functional Foods; Chronic effects of oral cannabidiol delivery on 24h ambulatory blood pressure in patients with hypertension (HYPER-H21-4): a randomized, placebo-controlled, and crossover study, Cannabis and Cannabinoid Research; Chronic Effects of Effective Oral Cannabidiol Delivery on 24-h Ambulatory Blood Pressure and Vascular Outcomes in Treated and Untreated Hypertension (HYPER-H21-4): Study Protocol for a Randomized, Placebo-Controlled, and Crossover Study Journal of Personalized Medicine; CBD supplementation reduces arterial blood pressure via modulation of the sympatho-chromaffin system:  A substudy from the HYPER-H21-4 trial, Biomedicine & Pharmacotherapy; Effects of CBD supplementation on ambulatory blood pressure and serum urotensin-II concentrations in Caucasian patients with essential hypertension:  A sub-analysis of the HYPER-H21-4 trial, Biomedicine & Pharmacotherapy; The Influence of Oral Cannabidiol on 24-h Ambulatory Blood Pressure and Arterial Stiffness in Untreated Hypertension: A Double-Blind, Placebo-Controlled Cross-Over Pilot Study, Advances in Therapy; and Differences in Plasma Cannabidiol Concentrations in Women and Men:  A Randomized, Placebo-Controlled, Crossover Study, International Journal of Molecular Sciences.

During fiscal 2023 Lexaria marked significant milestones in utilizing DehydraTECH-processed CBD for investigating heart disease and hypertension; and separately, for nicotine delivery via an oral pouch format, as a non-combusted, reduced-risk alternative to smoking. The following studies are the most recent contributors to our applied R&D programs that were completed in fiscal 2023. These studies have been entirely funded through the Company’s existing cash resources.

Hypertension:  HYPER-H21-4

HYPER-H21-4 was the most ambitious study Lexaria had ever undertaken and was supported from the successful outcomes from our other 2021 human hypertension studies. This study was intended to “de-risk” outcomes prior to Lexaria’s planned entry into formal investigational new drug (“IND”) regulatory pathways for the use of DehydraTECH-CBD to treat hypertension and possibly other forms of cardiovascular disease. The study protocols were approved by the Independent Review Board in December 2021 with the program commencing in April 2022 and dosing completion in July 2022. The primary efficacy outcome from the study was the data related to 24-hour ambulatory blood pressure. Secondary study outcomes included: vascular health including arterial stiffness and autonomic balance; electrocardiogram analysis; brain structure and function through magnetic resonance imaging (MRI) testing; blood biomarkers (including renal, hepatic inflammation, lipids such as cholesterol); sleep quality / daytime sleepiness / sleep disorders; actigraphy, geriatric depression scale, perceived stress, and Beck anxiety inventory.

The study consisted of 66 volunteers between the ages of 40-70 and used a double blinded, randomized cross-over design, which utilized a placebo control. Some volunteers were recruited who were using hypertension drugs such as angiotensin-converting enzyme inhibitors, with or without diuretics, to help evaluate the efficacy of DehydraTECH CBD with and without other hypertension treatments.

In October 2022 Lexaria announced initial findings from HYPER-H21-4 evidencing a sustained drop in blood pressure (BP) in normally active hypertensive patients following multiple weeks of oral CBD therapy, using Lexaria’s patented DehydraTECH-CBD capsule formulation. The primary safety and efficacy objectives of the study were successfully achieved. BP was significantly reduced by 2.5 weeks and was sustained over the full 5-weeks of dosing using relatively low doses of CBD (as compared to other regulator approved pharmaceutical CBD applications) as a direct result of the well-established drug delivery efficiencies of Lexaria’s DehydraTECH technology. These reductions in BP were achieved with zero serious adverse events being reported. Also, there were no adverse changes observed in liver enzymes which is an important clinical safety biomarker of oral CBD therapy. Of note, these significant decreases in BP were achieved using relatively low doses of DehydraTECH-CBD as a direct result of the well-established drug delivery efficiencies of Lexaria’s DehydraTECH technology.

There were no serious adverse events to report as a result of the program dosing. This demonstrates a noteworthy safety and tolerability profile relative to conventional anti-hypertensive medications. This is a major achievement for Lexaria, as avoiding serious adverse events at clinically efficacious doses will be a primary requirement to achieve eventual regulatory marketing authorizations.

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

In February 2023, additional results from the data analyses revealed modulation of a circulating compound called catestatin in the blood of study subjects which may point to a unique mechanistic benefit upon cardiovascular regulation with DehydraTECH-CBD treatment.  Catestatin is a multifunctional peptide known to have inhibitory effects on the sympathetic nervous system in the pathophysiology of hypertension.

In May 2023, final results from HYPER-H21-4 revealed that blood-plasma levels of interleukin 8, 10, and 18, being pro-inflammatory biomarkers known to be linked to cardiovascular disease, were reduced significantly by ~19%, ~27%, and ~43%, respectively.

Overall, HYPER-H21-4 resulted in the above-noted seven peer reviewed publications and data sets which further strengthens and supports the case for DehydraTECH-CBD offering distinctive mechanistic benefits for the treatment of hypertension.

Epilepsy: EPIL-A21-1

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

 Lexaria’s animal study utilized a vehicle-controlled, acute animal seizure model induced by electrical stimulation (“MES”), with DehydraTECH-enhanced CBD 2.0 formulations administered at lower doses than were required with Epidiolex to inhibit seizures.  EPIL-A21-1 found that dosages of 50 mg/kg and 75 mg/kg DehydraTECH-CBD was more efficacious than Epidiolex in reducing or eliminating seizure activity; however 100 mg/kg doses of Epidiolex as compared to DehydraTECH-CBD was shown to have greater efficacy in eliminating seizure activity.  Lexaria performed a second MES animal seizure study to measure time to peak efficacy at various post-dosing time points.  At the 30-minute timepoint, 50% of the animals dosed with DehydraTECH-CBD showed partial reduction or full elimination of seizure activity whereas 100% of the Epidiolex-dosed animals were exhibiting full seizure activity. At the 60-minute timepoint 87.5% of the animals dosed with DehydraTECH-CBD showed partial reduction or full elimination of seizure activity compared to 62.5% of the Epidiolex-dosed animals showing partial reduction or full elimination of seizure activity. Epidiolex showed some enhanced seizure reduction capabilities at later time points in the study.

Additional work has been completed in this animal study program EPIL-A21-1 to establish an ED50 (i.e., the dose required to achieve seizure inhibition in 50% of the animals tested) for DehydraTECH-CBD, where ED50 determination is a common performance metric in preclinical animal studies for developmental therapeutics. This study confirmed that the DehydraTECH 75 mg/Kg dose was established as the calculated ED50.

The results from EPIL-A21-1 may result in further studies should funding and resources be available.

Hormone Therapy: HOR-A22-1

During fiscal 2023, Lexaria completed and reported on its HOR-A22-1 tolerability and PK pilot study in animals using a DehydraTECH-estradiol composition.  Results evidenced that the DehydraTECH-estradiol formulation achieved an average peak concentration in the bloodstream that was roughly nine times (900%) higher than that achieved with the control formulation.  As well, because estradiol is known to be quickly converted into the metabolite estrone by cells in the uterus, mammary glands and liver, estrone levels were also quantified in the study, which revealed that levels of the estrone metabolite were also significantly higher with the DehydraTECH formulation showing greater than a twenty-fold (2,000%) improvement in delivery as compared to the control formulation.  Lexaria also discovered that the area under the curve findings for its DehydraTECH-estradiol formulation were at least fifteen times (1,500%) greater for estradiol and over one hundred and twenty-five times (12,500%) greater for estrone than the control.

The results from this study may lead Lexaria to investigate the potential use of DehydraTECH for human hormone therapies.

Diabetes: DIAB-A22-1

DIAB-A22-1, was a 56-day animal program undertaken by a third-party testing laboratory located in Canada to explore the ability of DehydraTECH-CBD to potentially treat diabetes, a disease whereby the body does not produce sufficient insulin, leading to higher-than-normal levels of sugars in the blood. The results from this study were announced in March and June 2023 and evidenced the following achievements of DehydraTECH-CBD in obese diabetic-conditioned animals:

•	Lowered blood glucose levels by 19.9% (p<0.05)
•	Lowered overall body weight by 7% sustained over 8 weeks
•	Witnessed a statistically significant increase in locomotor activity (p<0.05)
•	Lowered triglyceride levels by more than 25% (p<0.007)
•	Lowered blood urea nitrogen levels by 27.9% (p<0.001)

Based on these results, Lexaria is planning to undertake a human diabetes clinical study to investigate whether any of these improvements will be evidenced in humans.  Subject to completion of a study design that receives the necessary IRB approval, Lexaria intends to conduct this human diabetes study at the same medical research hospital in Europe that it has utilized for its recent human clinical hypertension studies.

Dementia: DEM-A22-1

Lexaria had previously demonstrated in animal studies that DehydraTECH-CBD crosses the blood brain barrier (“BBB”) much more effectively than originally thought possible. Based on this validation, in November 2022 we commenced an investigation as to whether DehydraTECH-CBD might have some positive effect on dementia. The inconclusive results from the efficacy animal study, DEM-A22-1 were reported on in June 2023, with the determination that any future investigations using DehydraTECH-CBD as a treatment for dementia will require an improved study design with a longer duration with the potential addition of DehydraTECH-nicotine which may have additive efficacy potential.

Smoking Cessation: NIC-H22-1

In November of 2022 we received independent review board approval for human clinical nicotine study NIC-H22-1, a 36-person human PK randomized, double blinded, cross-over study conducted in current cigarette smokers, wherein each person visited the laboratory to be dosed three times over a period of weeks. During each visit only one oral nicotine pouch was administered and evaluated: either DehydraTECH-Nicotine; on!™ brand manufactured by Altria; or Zyn™ brand manufactured by Swedish Match™. Predetermined questionnaires for subjective evaluation will be used for each oral nicotine pouch, and blood samples were taken 8 times per visit to conduct objective evaluations related to the quantity of nicotine in blood at various time points. Subjective evaluations related to throat burn, user experience, gastrointestinal experience were also conducted.  Dosing for this study completed in May 2023 and the resulting data confirmed that Lexaria’s oral nicotine pouch was statistically significantly faster in the median time required to reach comparable maximum nicotine concentrations within the bloodstream, than both on! (15% faster) and ZYN (over 20% faster).

Participants in the study also answered a number of subjective questions about their experience with the three oral pouch products and the results indicated that the Lexaria oral pouches resulted in no moderate to severe graded hiccups, lowest frequency of severe nausea and several instances of the highest positive endorsement ratings with respect to tolerability, pleasure, euphoria & head rush and mouth & throat burn.

Lexaria now seeks to commercialize DehydraTECH-Nicotine with suitable industry partners based on its clinical and intellectual property advancements.

Business Development

Hypertension

Approximately 1.28 billion people worldwide suffer from hypertension - elevated blood pressure - and it is recognized as one of the world’s top health problems. Only 21% of people with hypertension have it under control which demonstrates enormous unmet need. Among persons 50 years of age or older, isolated systolic hypertension is the most common form of hypertension, and systolic blood pressure can be more important than diastolic blood pressure as an independent risk predictor for coronary events, stroke, heart failure, and end-stage renal disease.

Drugs focused on blood pressure and related conditions are some of the best selling drugs in the world. Lipitor™, used to treat high cholesterol and reduce the risk of heart disease, has generated $163 billion in revenue from 1992 until 2021. Plavix™ is used to prevent heart attack and stroke, has sold $84 billion from 1992 until 2017. There are several hypertension drugs that each generate $1 billion per year or more in revenue. Hypertension, valued at $20.5 billion in 2021 and expected to reach $39.5 billion by 2030, is one subset of the broader cardiovascular disease category, which is estimated as a $82.5 billion market in 2023.

Lexaria is determined to fill the need for a safe, effective, tolerable treatment for hypertension and have a meaningful impact on comorbidity-related costs and deaths with our DehydraTECH-CBD. In pre-clinical and exploratory studies conducted to-date, Lexaria has evaluated through in vivo, in vitro, and human clinical testing the repeatedly evidenced efficacy in utilizing DehydraTECH-CBD to reduce blood pressure while avoiding serious negative adverse effects. Efficacy and lack of negative side effects are two major objectives of FDA-registered clinical studies. With the continued favorable results from our 2021-2023 HYPER programs, we have begun the Investigational New Drug (“IND”) application process. Lexaria has retained the services of a regulatory affairs and quality assurance consultancy group that assisted us with the preparation of our pre-IND meeting with the FDA. They are now assisting us with our protocol finalization and IND filing which we hope to submit by the end of the calendar year.

During the 2022 fiscal year, we filed a pre-IND meeting request with the U.S. Food and Drug Administration (“FDA”) regarding the development of Lexaria’s DehydraTECH-CBD for the treatment of hypertension. The FDA sent a positive written response from its pre-IND meeting regarding DehydraTECH-CBD and confirmed its agreement with Lexaria’s proposal to pursue a 505(b)(2) new drug application (“NDA”) regulatory pathway for its program. This abbreviated pathway typically enables a quicker route to commercial approval than a traditional 505(b)(1) NDA pathway. Within this communication the FDA agreed that additional non-clinical studies are not required prior to initiation of the DehydraTECH-CBD IND program, given the compelling data presented by Lexaria and others regarding the safety and tolerability of CBD. This supports Lexaria’s belief that our recent human clinical study program would support our pursuit of eventual FDA registrations.

Lexaria’s new IND-enabling program is made possible through successfully completed studies that have provided support for more ambitious commercial goals. Recently achieved successful results from HYPER-H21-4 study along with the historical results from its HYPER-H21-3, HYPER-H21-3, HYPER-H21-1 and our 2018 human clinical study, along with a number of successful animal studies demonstrating pharmacokinetic (“PK”) performance; and the molecular characterization work completed through Canada’s National Research Council, have together established a strong body of evidence for Lexaria’s DehydraTECH-CBD. These studies have shown that DehydraTECH-CBD demonstrates superior bio absorption upon oral administration and is effective at reducing blood pressure with no significant unwanted side effects.

During fiscal 2023, Lexaria has been working diligently with its third-party regulatory and clinical advisors in the development of its IND study protocol, has interviewed and selected its contract research organization, InClin Inc. as announced on April 24, 2023, and has been developing its clinical trial DehydraTECH-CBD drug product in order to obtain the stability data needed for its IND application to the FDA.  As announced in its news release of August 30, 2023, Lexaria is waiting on one of its third party material suppliers to complete certain analytical and stability testing, which we expect to be completed prior to the end of the calendar year, to be followed with the filing of our IND application with the FDA.

Nicotine

Most nicotine consumed worldwide is delivered through smoking cigarettes. Worldwide, over 6 million deaths per year are attributed primarily to the delivery of nicotine through the act of smoking. This is according to the Centers for Disease Control and Prevention, which also estimates that over $170 billion per year is spent just in the U.S. on direct medical care costs for adult smokers. Lexaria hopes to see the reduction of common but less healthy nicotine administration methods by way of enabling development of safe and effective oral nicotine dosage formats.

The oral nicotine pouch category is one of the fastest growing segments of the nicotine industry due in part to its reduced risk health outcomes as noted by the FDA. This delivery method, in the white pouch format specifically, involves absorption primarily through the buccal tissues of the mouth, of purified nicotine that has been separated from most other harmful compounds in the tobacco leaf and avoids harmful lung outcomes experienced by smokers or vapers, The global market for the oral nicotine pouch category was US$2.33 billion in 2020 and is expected to reach $21.84 billion in 2027.

DehydraTECH-Nicotine Research

During fiscal 2023, Lexaria expanded on its previously completed ingestible nicotine in vivo (animal) absorption study work conducted in 2018, which had found that DehydraTECH formulations delivered some major nicotine absorption performance improvements in rats: 1,160% faster delivery of equivalent peak quantities of nicotine to the bloodstream than achieved with controls (within 15 min vs. 2.9 hours), 148% gain in the quantity of peak nicotine delivery to the bloodstream relative to controls, 560% higher brain levels of nicotine where nicotine effects are focused, compared to controls, lower urine levels of nicotine excreted than controls, for enhanced nicotine activity and bioavailability over the course of the study, lower quantities of key liver metabolites in the bloodstream than controls as hypothesized, suggesting bypass of first pass liver metabolism.

As noted above, Lexaria conducted its first human clinical trial (NIC-H22-1) to test its DehydraTECH-Nicotine formulation in an oral pouch format which confirmed that DehydraTECH-processed nicotine was faster than other commercial oral pouch products in the median time required to reach comparable maximum nicotine concentrations within the bloodstream.

Nicotine Patents

In June 2023, Lexaria received its Canadian patent for Compositions Infused With Nicotine Compounds and Methods of Use Thereof which builds on its previously issued Australian patent within the same family.

In July 2023 Lexaria received its first US patent in a new patent family entitled Compositions and Methods For Sublingual Delivery of Nicotine which includes claims for many types of nicotine, including nicotine benzoate, nicotine ditartrate, nicotine citrate, nicotine polacrilex, and many others, for use in sublingual delivery formats like oral pouches.

In August 2023, Lexaria received its first Canadian patent in a new patent family entitled Lipohilic Active Agent Infused Tobacco Leaves and/or Tobacco Materials and Methods of Use Thereof”. This patent recognizes Lexaria’s innovations in infusing tobacco leaves directly with drugs or active molecules such as nicotine with or without cannabinoids for potential applications such as treating nicotine addiction.

Lexaria believes that further potential patent awards in these families would serve to support significant competitive advantages in the nicotine white pouch category, as well as other oral nicotine product formats such as pills, tablets, lozenges, capsules, gums and sprays. As Lexaria demonstrates the benefits of DehydraTECH enabled oral nicotine pouches as an alternative to smoking cigarettes as a delivery method for nicotine, there are increased possibilities of engaging in licensing arrangements with major tobacco companies.

Nicotine Collaborations

In April of 2022 the Company announced new agreements with Altria Client Services, LLC (“Altria”) in effect until March 31, 2023. Under the terms of these agreements, Lexaria received a fee to provide certain DehydraTECH powder-based nicotine formulations to be evaluated by Altria. Lexaria is not aware of Altria’s current intentions with regard to DehydraTECH. In 2019, the Company entered into a definitive agreement with Altria to fund the R&D of DehydraTECH technology as it relates to nicotine. In exchange for a minority equity interest (16.67%) in our subsidiary Lexaria Nicotine LLC, Altria was to fund up to $12 million for Lexaria Nicotine to conduct milestone-based clinical investigations utilizing DehydraTECH. Altria did not exercise its First Warrant Tranche to invest a further staged payment into Lexaria Nicotine and that warrant therefore expired on October 8, 2020 along with Altria’s former exclusive access to DehydraTECH for nicotine in the US market.

Other Research

Lexaria’s IND study will consume the majority of its financial resources and management time once it is undertaken, however, as noted above, based on the results from its DIAB-A22-1 study, Lexaria is also planning to undertake a human diabetes clinical study to investigate whether any of the improvements witnessed in the animal subjects would also be evidenced in humans. Lexaria intends to complete a study design and will endeavour to obtain ethics board approval for this human diabetes study by the end of calendar 2023.

Lexaria is also preparing a study program, pending funding availability, to investigate whether DehydraTECH could have any effect on GLP-1 drugs currently approved by FDA for treatment of diabetes and for weight loss.

Licencing

Lexaria has strategically structured its organization to obtain the most value from its DehydraTECH patented technology and has provided its subsidiary companies with exclusive rights to use DehydraTECH or sublicense DehydraTECH with specific molecules, namely, THC, CBD, Nicotine, and all other molecules.

Lexaria Nicotine LLC, (16.667% owned by Altria Ventures Inc.) holds the exclusive rights to the use or sublicense of DehydraTECH with nicotine molecules.  As at the fiscal year ended August 31, 2023, Lexaria Nicotine LLC has one perpetual non-exclusive global license issued to Altria Client Services LLC for DehydraTECH-Nicotine.

In January 2021, Lexaria’s wholly-owned subsidiary, Lexaria CanPharm ULC sold its exclusive license rights and assigned all sublicenses for the use of DehydraTECH with non-pharmaceutical THC-related assets to Hill Incorporated (formerly Hill Street Beverage Company Inc.) ("Hill Inc."). The remaining consideration outstanding for the acquisition of this license, is a promissory note bearing an original value of CDN$2 million which is reduced quarterly based on royalty payments of 5% of the gross proceeds received by Hill Inc. from DehydraTECH infused products or sublicenses issued for the use of DehydraTECH.

Lexaria Hemp Corp. holds the exclusive license to the use of DehydraTECH with cannabis that contains less than 0.3% THC for non-pharmaceutical products.  As at the fiscal year ended August 31, 2023, Lexaria Hemp Corp. had the following active licenses:

•	Non-exclusive license with Hill Inc. for all product formats globally;
•	Non-exclusive license with Boldt Runners Corporation for oral pouch and oral mulch products in the US, South Africa, Europe and Japan;
•	Non-exclusive license with Cannfections Group Inc. for chocolates and candy in Canada;
•	Non-exclusive license with Bevnology LLC for all product formats globally excluding Japan, Korea and China;
•

Exclusive perpetual license (other than the rights held by Hill Inc. and Boldt Runners Corporation) with Premier Anti-Aging Co. Ltd. (as assigned pursuant to its absorption merger with Premier Wellness Science Co. Ltd.) (“Premier”) for all product formats in Japan.

In order for Premier, a cosmetics and skin-care company listed on the Tokyo Stock Exchange, to continue to retain ongoing exclusivity for DehydraTECH in Japan, it must take-over the minimum quarterly payments to Lexaria which, during the first five years of the agreement, amount to a minimum of $4.5 million. The license for the Japanese market is perpetual assuming that Premier submits all required payments.

In addition to the minimum payments, Lexaria will also receive royalty revenue from DehydraTECH licensed product sales under the agreed terms.

Lexaria Pharmaceutical Corp. (“LEXX Pharma”) holds the exclusive rights to license DehydraTECH in connection with all molecules other than cannabis and nicotine, with the exception that it can produce and sublicense rights to produce cannabis DehydraTECH products that required physician consultation and were intended to treat a therapeutic indication.  On July 26, 2023 LEXX Pharma agreed to limit its exclusive rights to the use or sublicense of DehydraTECH for all of the noted molecules solely in connection with products that were created with the intention to treat a therapeutic indication and required physician consultation.  As of the fiscal year ended August 31, 2023 LEXX Pharma had the following active licenses:

•

Non-exclusive license with AnodGen Bioceutical for pharmaceutical and medical product applications incorporating DehydraTECH-infused psychoactive cannabinoid powders and medical product applications incorporating DehydraTECH-infused non-psychoactive cannabinoid powders within Europe including the UK, Australia and New Zealand. This license is dormant and we are not aware if AnodGen will be capable of exercising their business plan.

•

Non-exclusive license with Valcon Medical A/S for bulk powder formats, as solid oral dosage forms such as powder-filled capsules, and compressed tablets, pills and oral melts, and in topical creams or lotions with or without patch integration that incorporate DehydraTECH-infused cannabinoids for the purposes of medical product applications within Europe including the UK. Valcon has not communicated their intentions or timeline of development of products utilising this license.

On July 26, 2023, Lexaria issued its new subsidiary, Lexaria Nutraceutical Corp., an exclusive license to the use of DehydraTECH for all molecules, excluding those associated with nicotine or cannabis, solely in association with non-pharmaceutical products.  As at the fiscal year ended August 31, 2023, Lexaria Nutraceutical Corp. had the following active licenses:

•	Non-exclusive license with Bevnology LLC for various non-pharmaceutical product formats in the US;
•	Exclusive, world-wide, perpetual and sublicenseable license with SulfoSyn Limited for the use of DehydraTECH with the molecule sulforaphane;

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

Compliance with Government Regulation

The U.S. Farm Bill, was passed in December 2018, and removed certain restrictions on advertising, marketing, banking, and other financial services as well as allowing interstate commerce for hemp and hemp-derived CBD. It also facilitated the removal of barriers for intellectual property protections under federal law such as patents and trademarks. However, the Farm Bill preserves the FDA’s authority to regulate products that contain hemp-derived CBD and to date the FDA has not issued an approval for any CBD products, other than one cannabis-derived and three cannabis-related drug products.  Accordingly, the ambiguity regarding the incorporation of CBD into ingested and topical products has had significant impacts on the industry segments to which we license DehydraTECH and could potentially change some of the regulatory compliance risks that may affect our business.

As well, while more than thirty-nine states in the U.S. have passed some form of legislation related to that state’s permission to grow, cultivate, sell, or use marijuana and/or CBD for medical purposes or for recreational use, legislation is not necessarily harmonious between states and in most circumstances, it is not legal to transport cannabis-related products across state lines.

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

 Employees and Contractors

We utilize employees and consultants for the Company’s intellectual property development and licensing and business operations. Our Company relies on the business and technical experience of our existing management, on the technical abilities of consulting experts, and on the technical and operational abilities of its operating partner companies to identify and evaluate business opportunities. We currently have five full time salaried employees under contract and may add personnel to expand our internal R&D capacity. None of our employees are represented by a labor union and we consider our employee relations to be good. We outsource virtually all analytical work to independent third-party laboratories located in the USA, Canada, and Europe.

Our executive personnel are entitled to incentives as set by our Compensation Committee. All executives, directors, employees and select contractors are eligible for participation in the Company’s equity incentive plan, the primary purpose of which is to attract, retain and motivate our team members by granting stock-based compensation awards.

Subsidiaries

Lexaria Bioscience Corp. has the following wholly owned subsidiaries;

•	Lexaria CanPharm ULC (which is wholly-owned by Lexaria CanPharm Holding Corp.),
•	Lexaria CanPharm Holding Corp.,
•	Poviva Corp.,
•	Lexaria Hemp Corp.,
•	Kelowna Management Services Corp.,
•	Lexaria Nutraceutical Corp. and
•	Lexaria Pharmaceutical Corp.,

and our majority owned (83.333.%) subsidiary Lexaria Nicotine LLC. Altria Ventures Inc. owns a 16.667% equity interest along with certain other rights in Lexaria Nicotine LLC.

Available Information

Lexaria’s common stock is quoted on the Nasdaq under the symbol “LEXX” and certain warrants are quoted under LEXXW. We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the internet at the SEC’s website at http://www.sec.gov. Lexaria Bioscience Corp. is a British Columbia based reporting issuer in Canada and as such, we are required to file certain information and documents at www.sedarplus.ca

Our corporate website is www.lexariabioscience.com. This website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report. We make available free of charge on https://www.lexariabioscience.com/investors/regulatory-filings/ our annual, quarterly, and current reports, and amendments to those reports if any, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Further details on our research programs are provided in our 2022 and 2023 Form 10-K filings. We may, from time to time, provide important disclosures to investors by posting them in the Investor Relations section of our website.

The address of our principal executive office and research laboratory is #100–740 McCurdy Road, Kelowna, British Columbia, Canada V1X 2P7. We maintain our registered agent’s office and our U.S. business office at Nevada Agency and Transfer Company, 50 West Liberty, Suite 880, Reno, Nevada 89501. Our telephone number is (250) 765-6424.

Item 1A. Risk Factors

Lexaria operates in the intensely competitive biotechnology industry and is subject to numerous risks. Investment in this sector involves a high degree of risk. You should carefully consider the risks described below as well as other information in this report. The occurrence of any of the events, circumstances or developments described below could materially and adversely affect our business, financial conditions, results of operations and our future prospects. Our actual results could differ from those in forward looking statements as a result of numerous factors including the risks described below.

A. Risks Associated with our Business and Industry

DehydraTECH-enabled pharmaceutical products may not successfully proceed to commercialization.

The advancement of DehydraTECH-enabled pharmaceutical products will be subject to successful completion of multi-phase testing under significant regulatory requirements and testing protocols, such as those required by the US Food and Drug Administration (FDA) and comparable foreign regulators. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. It is possible we could face similar setbacks. The effects of such reversions could cause significant delays or abandonment of testing with negative effect to our business through financial loss, industry credibility and/or a temporary or permanent decline in valuation of our Company.

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

14

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

We are authorized to issue up to 220,000,000 shares.  Pursuant to Nevada corporate law, our Board has the authority to approve additional share issuances, and to determine the rights, preferences, and privileges of such shares, without consent of any of our stockholders, though pursuant to Nasdaq Rules, stockholder approval may be required for certain of these actions. We may issue shares in the future to raise working capital resulting in shareholders dilution in the ownership of our Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of Property

The Company headquarters is in Kelowna, British Columbia Canada in a leased facility with 2,250 square feet of office space to accommodate our finance and administrative functions as well as a Health Canada approved research lab of approximately 1,000 square feet accommodating our in-house research and development team. The current lease has been extended for an additional five years expiring on November 14, 2028. We believe our current facilities are suitable and adequate for the Company’s current operational requirements.

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

The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in trading volumes and the market prices of their common stock. The Company believes that several factors, both within and outside of its’ control, could cause the daily volumes and price of the Company’s common stock to fluctuate. There were 8,091,650 common shares issued and outstanding as of August 31, 2023 (5,950,998 at August 31, 2022). As of November 20, 2023, there were approximately 35 shareholders of record.

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

Recent Sales of Unregistered Securities

During the year ended August 31, 2023, the Company did not issue any restricted common shares.

Warrants

During the year ended August 31, 2023, 2,106,000 warrants were issued, none were exercised, and 7,500 were cancelled. The 2,106,00 warrants issued have an exercise price of $0.95 and are exercisable until May 11, 2028.

Equity Compensation Plan Information

We have no long-term incentive plans other than the equity incentive plan described below.

Equity Incentive Plan

Securities authorized for issuance under equity compensation plans
Plan Category	Number of securities to be based upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Equity compensation plans approved by shareholders	446,936	$3.36	63,497
Total	446,936	$3.36	63,497

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

On May 9, 2023, the Company’s shareholders approved two proposals to amend the Equity Incentive Plan.  The approval of the first proposal authorized the Board to amend the Equity Incentive Plan by increasing the maximum number of shares issuable to 10% of the issued share capital as at May 31, 2023 and the second proposal authorized the Board to amend the Equity Incentive Plan to allow for an evergreen formula whereby on January 1 of each calendar year the number of shares issuable pursuant to the Equity Incentive Plan may be increased, at the discretion of the Board, to 10% of the issued share capital as at December 31 of the preceding year.  As the Company still has the ability to issue options for the purchase of up to 109,497 common shares under its Equity Incentive Plan (being the 63,497 shares issuable as at fiscal year end and an additional 46,000 shares issuable due to options which expired on September 6, 2023), it has not yet filed a Form S-8 Registration Statement for the registration of the additional shares issuable pursuant to the approved proposals.

Convertible Securities

Pursuant to our Equity Incentive Plan, during the year ended August 31, 2023, we granted stock options to directors, officers, employees, and consultants that enable the option holders to purchase 69,600 common shares of the Company. Options were granted at prices of: 3,400 at $3.04, 41,200 at $1.96, 5,000 at $2.73 and 20,000 at $0.87 and have five year terms. The 69,600 options granted and vested during the year had a fair value of $89,057 using the Black Scholes valuation method and the non-cash expense was included in consulting compensation. Further, during the year ended August 31, 2023, 267,969 previously granted options with exercise prices ranging from $9.60 to $4.80 were repriced to $3.00 following shareholder approval obtained at the Company’s annual shareholder meeting held on May 9, 2023. See Note 16.

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

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided to enhance the readers understanding of our results of operations and financial condition for the year ended August 31, 2023, and in comparison, to the year ended August 31, 2022.

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

Lexaria is advancing several R&D activities in both preclinical and planned future clinical programs. Our primary focus during the year was on our investigations of CBD for the reduction of hypertension. We previously completed human studies on hypertension with results that were supportive of our plans to file an Investigational New Drug (“IND”) application with the US Food and Drug Administration (“FDA”).

The FDA provided us with a positive written response from our pre-IND meeting in July 2022 regarding DehydraTECH-CBD for the treatment of hypertension. The FDA confirmed that it had agreed with Lexaria’s proposal to pursue a 505(b)(2) new drug application regulatory pathway for our program. We continue working toward our IND filing, however as announced in our news release of August 30, 2023, we have experienced some delays due to FDA compliance requirements of one of our ingredient suppliers which must be completed prior to our submission of our IND application.

During the year ended August 31, 2023, we also completed studies with estradiol and nicotine and reported improved drug delivery characteristics with both molecules after they were treated with DehydraTECH.  In fiscal 2023, we also advanced R&D activities in the fields of diabetes and weight loss management pursuant to successfully completed animal study work with our DehydraTECH-CBD in these areas.  It is now our intention to explore whether or not DehydraTECH has any benefits together with GLP-1 drugs in this regard.

The Company continues to engage in small R&D projects and B2B formulation for third parties who are evaluating our technology for use in their product.

We were granted a total of nine new patents during fiscal 2023 including our first ever patents in the country of Canada, making it one of our most successful years ever for the acquisition of new intellectual property.

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

During the year ended August 31, 2023, we completed seven studies investigating DehydraTECH infused CBD, nicotine and estradiol. These programs, having been funded by the capital infusion of Lexaria’s 2021 financing of approximately $15 million, supported our significant advancements in the fields of heart disease and hypertension, hormones, oral nicotine, and diabetes.

We consider the advancement of our applied R&D studies as a vital step towards our goal of establishing commercial relationships with industry partners who can utilize DehydraTECH within existing or new product lines. Conducting additional in vitro and in vivo studies which test the absorption of some, or all of the molecules named within our patents and patent applications, i.e. CBD, vitamins, PDE5 inhibitors, nicotine and antiviral drugs, further substantiate the effectiveness of DehydraTECH. Successful tests are expected to increase awareness and acceptance of DehydraTECH as a meaningful method used to deliver some or all of the named molecules more effectively than current delivery methods avail. Absorption tests are an important element leading towards higher rates of acceptance and the implementation of our technology licensing initiatives. Our R&D results serve to de-risk the potential API products that could conceivably develop into clinical trials and ultimately new drugs.

Our pursuit of opportunities within the cannabinoid, nicotine and other bioactive molecular markets in the US and internationally continue unabated. We believe there are meaningful competitive advantages in manufacturers adopting DehydraTECH in their products with its demonstrated higher absorption levels, its ability to infuse smaller quantities of active molecules in their products and the benefit of its predictable drug delivery times. Implementing our technology could lead to smaller dosing and decreased manufacturing costs while masking unwanted flavor and smell of the active molecules. We are anticipating these efforts will lead to increased licencing revenue through licensing partnerships. We are pursuing technology licensing opportunities as a method of generating profitable revenue streams over long periods of time. We have not yet, however, been able to secure a large client utilizing our technology in large quantities of products.

With thirty-seven patents granted to date of which thirteen are granted in the US, Lexaria believes that it has a robust patent portfolio but continues to seek additional protection for its intellectual property globally. The successful granting of additional patents could lead to material increases in shareholder value through the ability to generate meaningful license revenues from our increased intellectual property portfolio.

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

Results of Operations for our Year Ended August 31, 2023

Our net loss from operations for the year ended August 31, 2023, was $6,712,525 (2022 - $7,383,653). The changes between these periods for the respective items are summarized as follows:

	August 31	August 31
	2023	2022	Change

Revenues	$226,208	$255,397	$(29,189)
Cost of goods sold	(31,500)	(71,841)	40,341
Research and development	3,666,721	1,842,675	1,824,046
Consulting fees & salaries	1,300,965	2,244,664	(943,699)
Legal and professional	444,593	561,265	(116,672)
Other general and administrative	1,316,451	2,153,991	(837,540)
Other income (loss)	(178,503)	(764,614)	586,111
Net Loss	$(6,712,525)	$(7,383,653)	$671,128

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

	Year Ended August 31,
	2023	2022	Change
IP Licensing	$146,800	$54,560	$92,240
B2B	44,167	113,438	(69,271)
Other	35,241	87,399	(52,158)
	$226,208	$255,397	$(29,189)

The primary source of revenues for the Company are derived from Lexaria Hemp where sales of B2B processing of intermediary CBD product saw a significant decrease of approximately 61% (2023 - $44,167 vs 2022- $113,438) in the year. During the year ended August 31, 2023, Other revenue included $35,241 (2022- $87,399) from R&D contracts for exploratory work the Company performed on behalf of third parties interested in our technology. Challenges in the US market for small companies has made it difficult to generate larger revenue streams, irrespective of the use of our technology, with many small companies struggling to exist. On the other hand, revenue generated by licensing our technology to others has grown substantially to reach $146,800 in fiscal 2023 vs only $54,560 in fiscal 2022.

In fiscal 2024 and assuming our existing clients remain in compliance with their contracts, the Company expects to see an increase in revenue through further technology licensing from DehydraTECH processed hemp-based CBD and other consumer products. One of our contracted clients is contractually required to make significantly larger quarterly payments to us during fiscal 2024 than during fiscal 2023. The anticipated expansion of our intellectual property portfolio and conducting supportive R&D may jointly contribute to strengthening revenue prospects as we continue to explore new applications for our technology.

Research and Development

Research and development (“R&D”) costs are expensed as incurred and account for a significant portion of our operational expenses. With proceeds from our underwritten public offering in January of 2021, we were able to direct additional expenditures to the increased focus on studies pertaining to hypertension and anti-viral drugs. Our R&D expenditures for fiscal 2023, at $3,666,721 were nearly double those of fiscal 2022 at $1,842,675. This was in agreement with our internal plans. In large part, this was due to our ongoing expenditures in preparation for our hypertension-related prospective IND filing; and also because of R&D programs completed in the fields of a human oral nicotine study and animal based DehydraTECH-CBD seizure and diabetes studies. Each of these three areas of study produced positive results.

We will continue to invest in our R&D programs for the foreseeable future and we expect these expenses to continue to increase in 2024 compared to 2023, assuming successful corporate financing activities. Our R&D programs are focused on three core business segments: pharmaceutical applications, reduced-risk non-combusted nicotine and CBD from hemp. Of these three, we do not expect to make any significant expenditures during fiscal 2024 on non-combusted nicotine R&D.

Of significant note, Lexaria submitted our preliminary pre-meeting application for an Investigational New Drug (“IND”) to the FDA with plans to develop a cannabidiol-based drug formulation, DehydraTECH-CBD for hypertension. We received a written response following our pre-IND meeting in August 2022 where the agency has agreed with the Company’s plans to pursue a faster 505(b)(2) new drug application regulatory pathway for the program. The 505(b)(2) pathway permits a faster commercial approval than the traditional 505(b)(1) NDA pathway. The FDA has agreed with the Company’s proposed clinical protocol for DehydraTECH-CBD, which, as currently designed, would target 120 patients with hypertension. The regulator has also decided that there was no need to conduct additional non-clinical studies before the start of the IND program. Lexaria has engaged its CRO and the start-up activities for this study have commenced. We expect to file our IND application as soon as possible after our third-party ingredient supplier has completed its FDA compliance requirements.

Preclinical and clinical development is inherently unpredictable as is regulatory approval and commercialization, therefore we are unable to estimate with any certainty the costs we will incur, and the timelines required in our continued development and commercialization efforts. We will require significant additional funding to complete any IND planned studies. Any successful development and completion of clinical trials as well as regulatory approval and commercialization are uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. Lexaria and our commercial partners will continue to explore multiple R&D programs directed toward further evaluation, development, and commercialization of our DehydraTECH technology.

General and Administrative

General and administrative expenses consist primarily of consulting fees, executive and employee salaries and stock-based compensation expense (non-cash). Also included are costs for advertising and marketing, investor relations, corporate facilities, insurance premiums, legal fees related to corporate matters, fees for auditing, and tax filings.

Our general and administrative expenses saw an overall decrease of $1,897,911 during the year ended August 31, 2023, as compared to a $753,185 increase during the previous year. We decreased advertising and promotional expenditures by $817,363, as we scaled back our efforts to bring the results of the Company’s R&D programs to the attention of various industry sectors and to the scientific and investment communities. Stock-based compensation expense (non-cash) decreased from $752,591 to $170,382 ($582,209), due to fewer options vesting during the year. These year-to-year decreases are a significant driver of the year-to-year overall decrease in consulting wages and salaries expense. Travel expenses were also down by $34,678 due primarily to a decrease in participation in industry conferences.

Unrealized losses on marketable securities decreased by $542,921 in the year. This is attributable to continuing decreases in the fair value of the Company’s investment in Hill Inc. common shares. We remain confident that the loss may be temporary in nature as Hill Inc. continues to make inroads to the US hemp markets with DehydraTECH enabled products produced and sold by their licensees.

Our consulting fees and salaries decreased by $943,699 in the year ended August 31, 2023, due primarily to a decrease of $582,209 in stock-based (non-cash) compensation expense, the elimination of one management position and the renegotiation for reduced fees with our consultants. Legal and professional fees were $116,672 lower in the year ended 2023 as compared to the previous year’s expenses. No bad debts were recorded in the years ended 2023 and 2022.

The Company evaluated its patent portfolio and determined that certain pending applications had been abandoned or would not be pursued. As such, during the year ended August 31, 2023, the Company recognized an impairment loss of $106,761 related to those abandoned applications.

 Liquidity and Capital Resources

Since Lexaria’s entrance into the bioscience sector, it has accumulated net losses of $45.8 million of which approximately $6.7 million and $7.4 million were incurred, respectively, in the past two fiscal years. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments related to the out-licencing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter.

As the Company continues with our IND application process and progresses into the clinical development of our initial product candidate, the need for substantial capital resources increases. Our existing cash will not be sufficient to complete the full development, testing and commercialization of an FDA approved product candidate. Accordingly, we will be required to obtain significant further funding to achieve this business objective and/or delay or modify the program in accordance with the financial resources available.

On August 12, 2022, we entered into a sales agreement with Maxim Group LLC, (“Maxim”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $5,925,000 under the At-The-Market (“ATM”) Offering. The sales agreement provides that Maxim will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. During the fiscal year ended August 31, 2023, 34,652 shares were sold under the ATM for gross proceeds of $114,456. Offering costs netted against proceeds amounted to $125,122 and, as per the terms of the sales agreement, the ATM was terminated July 30, 2023.

On May 8, 2023, we entered into a placement agency agreement with Maxim, pursuant to which we agreed to sell 2,106,000 units at a price of $0.95 per unit for aggregate gross and net proceeds of $2,000,700 and $1,600,397, respectively.  Each unit was comprised of one share and one warrant, with each warrant being exercisable for a five-year period to purchase an additional share at a price of $0.95.  The securities were issued on May 11, 2023, and were registered pursuant to a Form S-1 registration statement filed under number 333-271096.  Maxim was paid 7% of the gross proceeds and was also reimbursed $70,000 for its expenses.

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

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. As of August 31, 2023, the Company had cash on hand of approximately $1.4 million to settle $270,000 in current liabilities. The Company believes this is sufficient to fund our expected R&D and operating expenditures for twelve-months following the filing date of this report. We do not anticipate making any material capital expenditures in the fiscal 2024 as we believe our current facilities and equipment are sufficient for the forthcoming twelve months following the filing date of this report.

Working Capital	August 31,	August 31,
	2023	2022

Current assets	$2,199,772	$6,977,516
Current liabilities	(267,735)	(194,036)
Net Working Capital	$1,932,037	$6,783,480

The Company’s working capital balance decreased by approximately $4.8 million due primarily to cash used in operating activities during the year ended August 31, 2023.

Cash Flows	August 31,	August 31,
	2023	2022

Cash flows used in operating activities	$(5,881,237)	$(4,879,339)
Cash flows used in investing activities	(169,610)	(180,640)
Cash flows used in financing activities	1,589,731	(44,600)
Decrease in cash	$(4,461,116)	$(5,104,579)

Operating Activities

Net cash used in operating activities was approximately $5.9 million for the year ended August 31, 2023, compared with $4.9 million during the same period in 2022. The increase in net cash used in operating activities during the year ended August 31, 2023 relates primarily to a decrease in non-cash expenses related to common shares issued for services ($1,200,000), stock-based compensation ($582,209) and unrealized loss on marketable securities ($542,921); partially offset by a decrease in our net loss ($671,128) and a decrease in working capital ($494,738).

Investing Activities

Net cash used in investing activities is attributable to increased spending on our intellectual property. During the fiscal year, nine additional patents were granted.

Financing Activities

Net cash provided by financing activities reflects net proceeds from the issuance of common shares. Net proceeds from the ATM and May 11, 2023 offerings totaled $1,589,731.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with US GAAP. Preparing financial statements requires management to make estimates, judgements and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Lexaria Bioscience Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lexaria Bioscience Corp. (the “Company”), as of August 31, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended August 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Lexaria Bioscience Corp. as of August 31, 2022, and the results of its operations and its cash flows for the year ended August 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

We have not identified any critical audit matters for the year ended August 31, 2022.

We served as the Company’s auditor from 2016 to 2022.

Vancouver, Canada

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants

November 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lexaria Bioscience Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lexaria Bioscience Corp. and its subsidiaries (collectively, the “Company”) as of August 31, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2022.

Houston, Texas

November 17, 2023

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
	Year Ended August 31,
	2023	2022
ASSETS
Current
Cash	$1,352,102	$5,813,218
Marketable securities	125,642	347,335
Accounts receivable	175,245	201,784
Inventory	-	38,418
Prepaid expenses and other current assets	546,783	576,761
Total Current Assets	2,199,772	6,977,516

Non-current assets, net
Right of use assets	167,446	52,444
Intellectual property, net	462,625	488,462
Property & equipment, net	254,143	315,505
Total Non-current Assets	884,214	856,411

TOTAL ASSETS	$3,083,986	$7,833,927

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$239,941	$151,449
Lease liability, current	27,794	42,587
Total Current Liabilities	267,735	194,036

Lease liabilities - non-current	136,173	7,401

TOTAL LIABILITIES	$403,908	$201,437

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Common shares issued and outstanding: 8,091,650 and 5,950,998 at August 31, 2023 and August 31, 2022, respectively	$8,091	$5,951
Additional paid-in capital	48,799,454	47,041,481
Accumulated deficit	(45,763,427)	(39,098,528)
Equity attributable to shareholders of Lexaria	3,044,118	7,948,904
Non-controlling Interest	(364,040)	(316,414)
Total Stockholders' Equity	2,680,078	7,632,490
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,083,986	$7,833,927

 The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US Dollars except share amounts)
	Year Ended August 31,
	2023	2022

Revenue	$226,208	$255,397
Cost of goods sold	31,500	71,841
Gross profit	194,708	183,556
Operating expenses
Research and development	3,666,721	1,842,675
General and administrative	3,062,009	4,959,920
Total operating expenses	6,728,730	6,802,595

Loss from operations	(6,534,022)	(6,619,039)

Other income (loss)
Interest income	43,190	-
Unrealized loss on marketable securities	(221,693)	(764,614)
Total other income (loss)	(178,503)	(764,614)

Net loss for the year	$(6,712,525)	$(7,383,653)
Net loss attributable to:
Common shareholders	$(6,664,899)	$(7,269,324)
Non-controlling interest	$(47,626)	$(114,329)

Basic and diluted loss per share	$(1.01)	$(1.24)

Weighted average number of common shares outstanding
- Basic and diluted	6,614,066	5,885,245

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	Year Ended August 31,
	2023	2022

Cash flows used in operating activities
Net loss	$(6,712,525)	$(7,383,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	170,382	752,591
Depreciation and amortization	145,397	102,718
Impairment loss	106,761	-
Noncash lease expense	41,564	38,597
Unrealized loss on marketable securities	221,693	764,614
Shares issued for services	-	1,200,000
Lease accretion	2,227	5,195
Gain on forgiveness of loan	-	(7,926)
Change in operating assets and liabilities
Accounts receivable	26,539	(137,491)
Inventory	43,069	(1,979)
Prepaid expenses and deposits	29,978	(257,508)
Accounts payable and accrued liabilities	88,492	50,726
Due to related parties	-	(5,223)
Operating lease liability	(44,814)	-
Net cash used in operating activities	$(5,881,237)	$(4,879,339)

Cash flows used in investing activities
Intellectual property	(135,862)	(131,448)
Purchase of equipment	(33,748)	(49,192)
Net cash used in investing activities	$(169,610)	$(180,640)

Cash flows from/(used in) financing activities
Proceeds from issuance of equity	1,589,731	-
Lease Payments	-	(44,600)
Net cash from/(used in) financing activities	$1,589,731	$(44,600)

Net change in cash for the year	(4,461,116)	(5,104,579)
Cash at beginning of year	5,813,218	10,917,797
Cash at end of year	$1,352,102	$5,813,218

Supplemental information of cash flows:
Income taxes paid in cash	$8,214	$(4,782)
Marketable securities received on accounts receivable	$-	$278,108
Remeasurement of operating lease right of use assets and liabilities	$156,566	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended August 31, 2023 and 2022
(Expressed in US Dollars)

			Additional		Non-
	Common Stock		Paid-in		controlling	Stockholders
	Shares	Amount	Capital	Deficit	Interest	Equity

Balance August 31, 2021	5,726,699	$5,727	$45,089,114	$(31,829,204)	$(202,085)	$13,063,552
Shares issued for services	224,299	224	1,199,776	-	-	1,200,000
Stock based compensation	-	-	752,591	-	-	752,591
Net loss	-	-	-	(7,269,324)	-	(7,269,324)
Non-controlling interest	-	-	-	-	(114,329)	(114,329)
Balance August 31, 2022	5,950,998	$5,951	$47,041,481	$(39,098,528)	$(316,414)	$7,632,490
Shares sold for cash	2,140,652	2,140	1,587,591	-	-	1,589,731
Stock based compensation	-	-	170,382	-	-	170,382
Net loss	-	-	-	(6,664,899)	-	(6,664,899)
Non-controlling interest	-	-	-	-	(47,626)	(47,626)
Balance August 31, 2023	8,091,650	$8,091	$48,799,454	$(45,763,427)	$(364,040)	$2,680,078

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2023 and 2022

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

Liquidity and Going Concern

The Company’s consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”) applicable to a going concern which assumes the Company will have sufficient funds to meet its financial obligations for a period of least 12 months from the date of this report.

Since inception, the Company has incurred significant operating and net losses. The losses attributable to shareholders were $6.7 million and $7.34 million, for the years ended August 31, 2023 and 2022, respectively. As of August 31, 2023, we had an accumulated deficit of $45.8 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into. The recurring losses and negative cash flows from operations raise substantial doubt as to the Company’s ability to continue as a going concern.

During the year ended August 31, 2023, we raised $114,456 from the sale of shares pursuant to our ATM offering and on May 11, 2023 we raised an additional $2 million pursuant to a brokered registered offering. Net proceeds from these offerings totaled $1,589,731, respectively. On October 3, 2023, the Company closed a registered direct offering resulting in net proceeds of approximately $1.29 million. We may offer additional securities for sale during our fiscal year 2024 or thereafter in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans and is in the best interests of our stockholders.

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

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: Lexaria Pharmaceutical Corp., Lexaria Hemp Corp., Lexaria CanPharm ULC, Lexaria Nutraceutical Corp., Poviva Corp., Lexaria CanPharm Holding Corp., and Kelowna Management Services Corp. The Company owns 83.3% of Lexaria Nicotine LLC and the remaining 16.7% is owned by Altria Ventures Inc. (an indirect wholly owned subsidiary of Altria Group, Inc.). All significant intercompany balances and transactions have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and readily convertible to known cash amounts. The Company had no cash equivalents as of August 31, 2023 or August 31, 2022.

Marketable Securities

The Company’s marketable securities consist of investments in common stock. Investments in equity securities are reported at fair value with changes in unrecognized gains or losses included in other income (loss) on the consolidated statements of operations.

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability.

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

Operating lease expenses are recognized on a straight-line basis, unless the right-of-use asset has been impaired, over the reasonably certain lease term based on the total lease payments. They are included in operating expenses in the consolidated statements of operations.

For operating leases that reflect impairment, we will recognize the amortization of the right-of-use asset on a straight-line basis over the remaining lease term with rent expense still included in operating expenses in the consolidated statements of operations. For all leases, rent payments that are based on a fixed index or rate at the lease commencement date are included in the measurement of lease assets and lease liabilities at the lease commencement date.

We have elected the practical expedient to not separate lease and non-lease components. Our non-lease components are primarily related to property taxes and maintenance, which vary based on future outcomes, and thus differences to original estimates are recognized in rent expense when incurred.

Intellectual property

Capitalized intellectual property costs include those incurred with respect to both pending and granted patents filed  in the United States. When patent applications are filed, the directly related capitalized costs are amortized on a straight-line basis over an estimated economic life of 20 years.

Equipment

Equipment is stated at cost less accumulated depreciation and impairment and depreciated using the straight-line method over the useful lives of the various asset classes. Laboratory and computer equipment and office furniture are depreciated over 3-10 years. Certain production equipment is depreciated by units of production method. Leasehold improvements are amortized over the term of the related leases, or the economic life of the improvements, whichever is shorter.

Impairment of long-lived assets

Long-lived assets, including equipment and intangible assets, namely the Company’s patents, are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to the profit or loss. Intangible assets with indefinite lives are tested for impairment annually and in interim periods if certain events occur indicating that the carrying value of the intangible assets may be impaired.

Revenue recognition

Licensing revenue from intellectual property

Our revenues from licenses that grant the right to access our intellectual property, which we consider symbolic licenses of IP, are recognized over time following the transfer and use of our patented infusion technology DehydraTECH. Royalty revenues are recognized in the period in which our licensees sell the related products and recognize the related revenue.

Usage fees from intellectual property

We recognize usage fees from B2B clients in the period in which the counterparty completes the manufacturing which incorporates DehydraTECH enabled APIs into the related product. We generally recognize revenue when we have satisfied all contractual obligations and are reasonably assured of collecting the resulting receivable. Non-refundable minimum fees are recognized as revenue over the period to which they apply.

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

Intellectual property expenses

Non-capitalizable costs associated with intellectual property-related matters are expensed as incurred and included in general and administrative expenses within the consolidated statements of operations.

Stock-based compensation

The Company accounts for its stock-based compensation awards whereby all stock-based grants are recognized as expenses in the consolidated statements of operations based on the fair value at grant date subject to vesting dates and amortized over the related vesting period. The grant date fair value of each option award is estimated using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock.

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

Loss per share

The calculation of loss per share uses the weighted average number of shares outstanding during the year. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as restricted stock and stock options, which would result in the issuance of incremental shares of common stock. Diluted loss per share is equivalent to basic loss per share if the potential exercise of the equity-based financial instruments is anti-dilutive.

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

The Company’s headquarters and operations are located in Canada which results in exposure to market risks from fluctuations in foreign currency rates. The foreign currency exchange risk is the financial risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk as the impact of rate changes for USD/CAD dollars is not expected to be material.

Credit risk and customer concentration

The Company places its cash with a high credit quality financial institution. Periodically, the Company may carry cash balances at such financial institution in excess of the federally insured limit of $250,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institution, that the credit risk with regard to these deposits is not significant.

In the year ended August 31, 2023, four customers accounted for 95% (2022 – one customer was accounted for 100%) of consolidated revenues. At fiscal year-end 2023, we had $24,635 (2022 - $37,248) in license fees receivable. The Company did not incur any bad debt expense in fiscal 2022 or 2023.

As of August 31, 2023, the Company had $102,051 (2022 - $84,162) in sales tax receivable. The Company considers its credit risk to be low for such receivables.

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

Reclassifications

Certain amounts in the prior period have been reclassified to conform with current period presentation.

3. Recent Accounting Guidance

Pronouncements Issued but Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Accounting Standards Update represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. The Company has determined that it has met the criteria of a smaller reporting company ("SRC") as of November 15, 2019. As such, ASU 2019-10, Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases: Effective Dates amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company will adopt ASU 2016-13 effective September 1, 2023.

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

Management reviews our estimates, judgments, and assumptions periodically and reflects the effects of any revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ from these estimates.

Significant accounting estimates and assumptions are used for, but not limited to:

The Valuation of Deferred Tax Assets

Judgment is required in determining whether deferred tax assets are recognized on the balance sheet. The recognition of deferred tax assets requires management to assess the likelihood that the Company will generate taxable income in future periods to utilize the deferred tax assets. Due to the Company’s history of losses, valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Value of Stock Options and Warrants

The Company provides compensation benefits to its employees, officers, directors, and consultants, through a stock option plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility assumptions used in the model are based on the historical volatility of the Company’s share price. The Company uses historical data to estimate the period of option exercises for use in the valuation model. The risk-free interest rate for the expected term of the option is based on the yields of government bonds. Changes in these assumptions, especially the share price volatility and the expected life determination could have a material impact on the Company’s profit and loss for the years presented. All estimates used in the model are based on historical data, which may not be representative of future results.

Disposals of Assets - Value of Note Receivable

The Asset Purchase Agreement for the sale of assets to Hill Inc. Beverages included C$2 million note (the “Note”) receivable as partial payment of the agreement. The Note does not contain a fixed repayment schedule nor a maturity date. The repayment of the Note is based on the purchaser repaying the outstanding value of the Note and interest from the future revenues generated from an untested market with no existing revenue streams. Therefore, with any repayment being highly doubtful, management determined at that time and as of August 31, 2023 and 2022 that the value of the note to be notional and recorded the note at a zero value for accounting purposes. During fiscal 2023, we received interest income on the note totaling $43,190 (2022 - $29,060). Hill Inc. continues to operate and make ongoing interest payments to us in relation to this Note.

Impairment of Long-Lived Assets

The Company evaluated its patent portfolio and determined that certain pending applications had been abandoned or would not be pursued. As such, during the year ended August 31, 2023, the Company recognized an impairment loss of $106,761 related to those abandoned applications.

5. Marketable Securities

The components of Marketable Securities were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

August 31, 2021	$1,037,025	$16,243	$(219,427)	$833,841
Common stock	278,107	118,196	(882,809)	(486,506)
August 31, 2022	$1,315,132	$134,439	$(1,102,236)	$347,335
Common stock	-	1,856	(223,549)	(221,693)
August 31, 2023	$1,315,132	$136,295	$(1,325,785)	$125,642

Marketable securities represented the common shares of Hill Inc. held by Lexaria. which are carried at fair value using Level 1 inputs. Unrealized losses from common stock are due to market price movements. In management’s opinion based on the evaluation of available information at the year ended August 31, 2023, unrealized losses represent temporary impairments.

6. Accounts and Other Receivables

Accounts receivable at August 31, 2023 and August 31, 2022 consist of the following:

	August 31, 2023	August 31, 2022
Trade and deposits	$48,559	$80,374
Territory license fees	24,635	37,248
Sales tax	102,051	84,162
	$175,245	$201,784

7. Inventory

Inventory of raw materials on August 31, 2023, and August 31, 2022, consist of the following:

	August 31, 2023	August 31, 2022
Raw materials	$-	$38,418
	$-	$38,418

In the year ended August 31, 2023, raw materials inventory valued at $38,418 was expensed to R&D.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following at August 31, 2023 and August 31, 2022:

	August 31, 2023	August 31, 2022
Advertising & conferences	$40,342	$359,863
Legal & accounting fees	36,795	25,000
License, filing fees, dues	15,668	15,000
Office & insurance	97,167	80,863
Consulting	331,811	-
Capital financing	25,000	96,035
	$546,783	$576,761

9. Intellectual Property, net

The following is a list of capitalized US patents held by the Company.

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	#1 Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
US 11,311,559	04/26/2022	#18 Compositions and Methods for Enhanced Delivery of Antiviral Agents
US 11,700,875	07/18/2023	#20 Compositions and Methods for Sublingual Delivery of Nicotine
US 11,666,544	06/06/2023	#21 Compositions and Methods for Treating Hypertension
US 11,666,543	06/06/2023

A continuity schedule for capitalized patents is presented below:

	August 31,	August 31,
	2023	2022
Balance – beginning	$488,462	$364,623
Addition	135,862	131,448
Impairment	(106,761)	-
Amortization	(54,938)	(7,609)
Balance – ending	$462,625	$488,462

At August 31, 2023 the Company has capitalized a total of $462,625 of patents. Included in the capitalized costs is $457,445 of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $5,180 of costs associated with provisional patents and pending applications which have not yet been filed.

The Company evaluated its patent portfolio and determined that certain pending applications had been abandoned or would not be pursued. As such, during the year ended August 31, 2023, the Company recognized an impairment loss of $106,761 (2022 - $Nil) related to those abandoned applications. The Company recognized $54,938 of amortization expense related to patents and licenses in the year ended August 31, 2023 (2022 - $7,609).

10. Property & Equipment, net

Property and equipment, net consists of:

August 31, 2023	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance

Leasehold improvements	$259,981	$(54,037)	$-	$(248,723)	$11,258
Computers	70,781	(4,732)	-	(66,156)	$4,625
Furniture fixtures equipment	31,126	(6,417)	-	(29,257)	$1,869
Lab equipment	333,675	(29,986)	33,748	(131,032)	$236,391
	$695,563	$(95,172)	$33,748	$(475,168)	$254,143

August 31, 2022	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance

Leasehold improvements	$259,981	$(54,037)	$-	$(194,685)	$65,296
Computers	63,964	(9,874)	6,817	(61,424)	9,357
Furniture fixtures equipment	31,126	(6,417)	-	(22,837)	8,289
Lab equipment	291,235	(31,572)	42,375	(101,047)	232,563
	$646,306	$(101,900)	$49,192	$(379,993)	$315,505

During the year ended August 31, 2023, amortization of $4,651 (2022 - $3,655) was included in cost of goods sold.

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of August 31, 2023 and August 31, 2022:

	August 31,	August 31,
	2023	2022
Accounts Payable
Trade payables	$225,038	$57,150
Sales tax payable	14,903	31,303
Accrued Liabilities
Trade payables	-	62,996
	$239,941	$151,449

12. Revenues

Revenues for the years ended August 31, 2023 and 2022 consist of the following:

	Year Ended August 31,
	2023	2022
IP Licensing	$146,800	$54,560
B2B	44,167	113,438
Other	35,241	87,399
	$226,208	$255,397

The Company recognized B2B product revenues of $44,167 (2022 - $113,438) that relate to sales of our intermediate products for use by two B2B customers in their products. Licensing revenue consists of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes royalty fees. The Company recognized $146,800 (2022 - $54,560) in licensing revenue during the year.

13. Income Taxes

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rates as at August 31, 2023 and 2022:

	August 31 2023	August 31 2022
	$	$
Loss before taxes	(6,712,525)	(7,383,653)
Expected income tax recovery	(1,427,529)	(1,619,854)
Non-deductible items	(831)	(280,155)
Change in estimates	4,271	(44,867)
Effect of changes in foreign and long-term tax rates	-	23,625
Change in valuation allowance	1,432,305	1,921,251
Total income taxes	8,216	-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets at August 31, 2023 and 2022 are comprised of the following:

	August 31 2023	August 31 2022
	$	$
Non-capital losses	8,637,353	7,747,485
Marketable securities	(14,051)	118,175
Stock based compensation	650,778	-
R&D	371,326	-
PPE and intangibles	(64,569)	-
Total deferred tax assets	9,580,837	7,865,660
Valuation Allowance	(9,580,837)	(7,865,660)
Net Deferred tax assets	-	-

The Company has net operating loss carry-forwards of approximately $40 million which may be carried forward to apply against future year income tax for U.S. tax purposes.

14. Common Shares and Warrants

Fiscal 2023 Activity

During the year ended August 31, 2023, the Company completed the following issuances of common shares and warrants:

1.	34,652 shares were sold pursuant to an at-the-market offering (“ATM”) for gross proceeds of $114,456. Offering costs netted against proceeds amounted to $125,122 ; and

2.

2,106,000 units were sold at a price of $0.95 per unit, with each unit consisting of one common share and one warrant exercisable to purchase an additional common share at $0.95 per share, for net proceeds of $1,600,397. The 2,106,000 warrants are exercisable for a period of five (5) years.

No warrants have been exercised and 7,500 warrants expired during the year ended August 31, 2023.

Presented below is a continuity schedule for warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, Aug 31, 2021	2,447,275	8.00
Cancelled/expired	(25,292)	4.57
Balance, Aug 31, 2022	2,421,983	8.04
Cancelled/expired	(7,500)	24.00
Issued	2,106,000	0.95
Balance, August 31, 2023	4,520,483	4.71

Presented below is a summary of warrants outstanding as of August 31, 2023:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
60,798	$36.00	1.21-1.25
317,190	$10.50	1.68-1.70
116,667	$9.00	0.62-1.54
200,000	$7.00	0.62
1,719,828	$6.58	2.38
2,106,000	$0.95	4.70
4,520,483	$4.71	3.28

Fiscal 2022 Activity

During the year ended August 31, 2022, the Company issued 224,299 restricted shares valued at $1,200,000 for payment of contracted services. We did not issue any warrants, no warrants were exercised, and 25,292 warrants expired.

15. Stock Options

The Company established an Equity Incentive Plan whereby our Board, pursuant to shareholder approved amendments, may grant up to 809,165 stock options to directors, officers, employees, and consultants with such number being increased to up to 10% of the issued share capital at the end of each calendar year, at the discretion of the board, pursuant to an evergreen formula. While these amendments have been approved by the Company’s shareholders, the Company has not filed an S-8 Registration Statement to register these additional securities, accordingly, until such S-8 Registration Statement is filed with the SEC, the Company may only issue up to 510,433 shares under the current registered Equity Incentive Plan.

Stock options may be exercised for a maximum period of up to ten (10) years but to date all currently issued options must be exercised, as determined by our Board, by no later than five years from the date of grant. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant. Vesting terms are set by our Board. The estimated fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model.

Fiscal 2023 Activity

The Company granted the following stock options during the year ended August 31, 2023:

Options	Weighted Average Exercise Price	Contractual Life (years)
41,200	$1.96	5
5,000	$2.73	5
3,400	$3.04	5
20,000	$0.87	5
69,600	$1.75	(Avg. Contractual Life) 5

Fiscal 2022 Activity

The Company granted the following stock options during the year ending August 31, 2022:

	Quantity		Exercise Price $	Contractual Life (years)
	81,800		6.23	5
	36,700		3.39	5
	103,500		2.91	5
August 31, 2022	222,000	Average	4.21	5

During the year ended August 31, 2023, 267,969 previously granted options with exercise prices ranging from $9.60 to $4.80 were repriced to $3.00 following shareholder approval obtained at the Company’s annual shareholder meeting held on May 9, 2023.

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2021	206,170	$8.90
Cancelled/expired	(3,334)	9.60
Granted	222,000	4.21
Balance August 31, 2022	424,836	6.45
Cancelled/expired	(47,500)	2.98
Granted	69,600	1.75
Balance August 31, 2023 (Outstanding)	446,936	$3.32	3.25	$3,600
Balance August 31, 2023 (Exercisable)	435,186	$3.32	3.25	$3,600

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of vested options.

The fair value of options awarded during the fiscal years ended August 31, 2023 and August 31, 2022 totaled $89,057 and $680,511, respectively.

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31 2023	August 31 2022
Expected volatility	93%-105%	98% – 119%
Risk-free interest rate	3.30%-4.69%	0.78% – 3.30%
Expected life	2.5 – 5 years	5 years
Dividend yield	0%	0%
Estimated fair value per option	0.33 – 2.32	$2.25 – $5.10

Stock-based compensation expense for the fiscal years ended August 31, 2023 and August 31, 2022 totalled $170,382 and $752,591, respectively. Of the current fiscal year expense, $89,057 relates to current year option awards, $25,194 relates to the repricing of 267,969 options disclosed above, and $56,131 relates to the vesting of options awarded in previous fiscal years.

16. Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

Corporate offices and R&D lab space is leased in Kelowna, British Columbia, Canada which lease was renewed during fiscal 2023 until November 15, 2028. In addition to minimum lease payments, the lease requires us to pay property taxes and operating costs which are subject to annual adjustments.

	August 31, 2023	August 31, 2022
Right of use assets - operating leases	$52,444	$91,041
Amortization	(41,564)	(38,597)
Extension-related remeasurement	156,566
Total lease assets	$167,446	$52,444

Liabilities:	$49,988	$89,393
Lease payments	(44,814)	(44,600)
Interest accretion	2,227	5,195
Extension-related remeasurement	156,566
Total lease liabilities	$163,967	$49,988

Operating lease cost	$167,446	$52,444
Operating cash flows for lease	$44,814	$44,599
Remaining lease term	5.17 Years	1.17 Years
Discount rate	7.25%	7.25%

Pursuant to the terms of the Company’s lease agreements in effect at August 31, 2023, the following table summarizes the Company’s maturities of operating lease liabilities:

2024	35,840
2025	37,094
2026	37,345
2027	38,642
2028	38,901
2029	6,483
Thereafter	-
Total lease payments	194,305
Less: imputed interest	(30,338)
Present value of operating lease liabilities	163,967
Less: current obligations under leases	(27,794)
Non-Current Portion	136,173

17. Segment Information

The Company’s operations involve the development and usage, including licensing, of DehydraTECH. Lexaria is centrally managed and its chief operating decision makers, being the President and the CEO, use the consolidated and other financial information supplemented by revenue information by category of business-to-business product production and technology licensing to make operational decisions and to assess the performance of the Company. The Company has identified four reportable segments: Intellectual Property Licensing, B2B Production, Research and Development and Corporate. Licensing revenues are concentrated on three licensees.

					Consolidated
Year Ended August 31, 2023	IP Licensing	B2B Product	R&D	Corporate	Total
Revenue	$146,800	$44,167	$35,241	$-	$226,208
Cost of goods sold	-	(31,500)	-	-	$(31,500)
Operating expenses	(70,677)	(282,709)	(3,666,721)	(2,708,623)	$(6,728,730)
Other income/(expense)		-	-	(178,503)	$(178,503)
Segment loss	$76,123	$(270,042)	$(3,631,480)	$(2,887,126)	$(6,712,525)

Total assets	$103,336	$65,573	$187,532	$2,729,545	$3,083,986

					Consolidated
Year Ended August 31, 2022	IP Licensing	B2B Product	R&D	Corporate	Total
Revenue	$54,560	$113,438	$54,800	$32,599	$255,397
Cost of goods sold	-	(71,841)	-	-	$(71,841)
Operating expenses	(307,809)	(731,427)	(1,842,675)	(4,685,298)	$(7,567,209)
Segment loss	$(253,249)	$(689,830)	$(1,787,875)	$(4,652,699)	$(7,383,653)

Total assets	$161,307	$205,956	$247,345	$7,219,319	$7,833,927

Capital Asset by Region Year Ended August 31, 2023	Cost US	Addition US	Net Balance US	Cost Canada	Addition Canada	Net Balance Canada	Total Net Balance
Leasehold Improvements	$-	$-	$-	$259,981	$-	$11,258	$11,258
Computers	-	-	-	70,781	-	4,625	4,625
Furniture & Fixtures	-	-	-	31,126	-	1,869	1,869
Lab Equipment	140,490	33,748	122,855	193,185	-	113,536	236,391
	$140,490	$33,748	$122,855	$555,073	$-	$131,288	$254,143

Capital Asset by Region Year Ended August 31, 2022	Cost US	Addition US	Net Balance US	Cost Canada	Addition Canada	Net Balance Canada	Total Net Balance
Leasehold Improvements	$-	$-	$-	$259,981	$-	$65,296	$65,296
Computers	-	-	-	63,964	6,817	9,357	9,357
Furniture & Fixtures	-	-	-	31,126	-	8,288	8,288
Lab Equipment	98,050	42,375	100,031	193,185	-	132,533	232,564
	$98,050	$42,375	$100,031	$548,256	$6,817	$215,474	$315,505

18. Subsequent Events

On October 3, 2023, the Company entered into a securities purchase agreement with a single healthcare-focused institutional investor to purchase 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also agreed to issue and sell to the investor warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share.

The net proceeds to the Company from the registered direct offering and concurrent private placement totaled $1.29 million, after deducting placement agent fees and other estimated offering expenses payable by the Company.

To date all of the pre-funded warrants have been exercised, resulting in an issuance by the Company of an aggregate 729,058 common shares for gross proceeds of approx. $73.  The shares issued pursuant to the pre-funded warrant exercises were registered pursuant to an S-3 registration statement (333-262402).

Subsequent to the fiscal year end, the Company issued an aggregate 566,661 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023 financing, at an exercise price of $0.95 per share for gross proceeds of $538,328 of which $29,569 is currently held in Lexaria’s trust account with the warrant agent. The shares issued pursuant to the warrant exercise were registered pursuant to an S-1 registration statement (333-271096).

Subsequent to the fiscal year end, the Company issued an aggregate 85,000 options for the issuance of 85,000 shares at an exercise price of $1.15 and exercisable for a five-year term expiring October 27, 2028.  The options were issued pursuant to the Company’s registered equity incentive plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended August 31, 2022, our principal accountants indicated that they declined to stand for re-election after the completion of the current audit of our fiscal year 2022. During the two previous years there had been no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the Company’s Audit Committee and approved by our Board. There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and their respective interim periods.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SECs rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer (also our Principal Executive Officer and currently our acting Principal Financial and Accounting Officer) and our outsourced Chief Financial Officer to allow for timely decisions regarding required disclosure.

As of August 31, 2023, the end of our fiscal year covered by this report, we carried out an evaluation under the supervision and with the participation of our CEO and outsourced CFO of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our CEO and outsourced CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2023. In making this assessment, management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that as of August 31, 2023, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management reviewed the results of their assessment with our Board.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but are not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. It is a process which involves human diligence and compliance and may be subject to lapses in judgment and breakdowns resulting from human failures. It can be circumvented by collusion or improper management override. Internal control over financial reporting may not prevent or detect misstatements on a timely basis. These inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, these risks. Systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

The fundamental controls and control processes remained consistent with prior years during the year ended August 31, 2023. In April 2021, the former CFO, Mr. Allan Spissinger, was replaced by the former controller, Mr. Greg Downey, which required some of our controls and controls processes to be temporarily revised and updated based on personnel changes within the Company. In June 2023, Mr. Downey was replaced with an outsourced CFO, and Chris Bunka accepted the role of Principal Financial Officer. However, this change has not resulted in any changes in our internal controls over financial reporting that occurred during the year ended August 31, 2023, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our Board and hold office until their death, resignation, or removal from office. Our directors and executive officers are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed	Date of Resignation
Christopher Bunka	Chairman, Chief Executive Officer, and Director	62	Oct. 26, 2006 Feb. 14, 2007	-
John Docherty	President and Director	53	Apr. 15, 2015 Apr. 29, 2016	-
Gregory Downey	Chief Financial Officer	63	Apr. 15, 2021	June 6, 2023
Nicholas Baxter	Director	69	Jul. 8, 2011	-
Ted McKechnie	Director	76	Sept. 16, 2015	-
Dr. Catherine C. Turkel	Director	63	Sept. 2, 2022	-
Al Reese, Jr.	Director	74	Jan 14, 2021	-

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

Mr. Docherty is a senior operations and management executive with over 20 years’ experience in the pharmaceutical and biopharmaceutical sectors. He has worked with large multinational companies and emerging, private and publicly held start-ups. At Helix, Mr. Docherty was instrumental in the areas of investor/stakeholder relations, capital raising, capital markets development, strategic partnering, regulatory authority interactions and media relations. He also served as a management member of its board of directors. Previously, Mr. Docherty was President and a board member of PharmaDerm Laboratories Ltd., a Canadian drug delivery company that developed unique microencapsulation formulation technologies for use with a range of active compounds.

Mr. Docherty also held positions with companies such as Astra Pharma Inc., Nu-Pharm Inc. and PricewaterhouseCoopers’ former global pharmaceutical industry consulting practice. He is a named inventor on issued and pending patents and he has a M.Sc. in pharmacology and a B.Sc. in Toxicology from the University of Toronto. He has served as a director of Lexaria since April 29, 2016.

Mr. Gregory Downey – Former Chief Financial Officer

Mr. Downey joined the Company as Controller in January 2019 and was then appointed Chief Financial Officer in April 2021 which position he resigned from in June 2023. Mr. Downey brought over 35 years of diverse financial experience in the mining, oil and gas, manufacturing, construction, and in the public sector as well as providing business advisory and financial accounting services to several mid-sized organizations. Mr. Downey had a wide range of executive corporate experience having acted as the Chief Financial Officer and director of public companies. Mr. Downey obtained his Certified Management Accountant (CMA) designation in 1992 and is a member of the Chartered Professional Accountants (CPA) of British Columbia.

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

Mr. Ted McKechnie – Director

Mr. McKechnie is a well-recognized thought leader in the Canadian food industry. In the past, Mr. McKechnie was president of Maple Leaf Foods, an owner and senior executive at Humpty Dumpty Snack Foods and a senior leader at Pepsi Co. After a distinguished career as an executive and marketer specializing in food manufacturing, he now focuses on moving the Canadian food sector into the future. Aside from being the chairman of Food Starter’s board, Mr. McKechnie is also the Chairman/CEO of The Davies Group and William Davies Consulting Inc. He is also a chairman of the board for Advanced Technology For Food Manufacturing, and serves on the Board Of Governors for St Jerome’s University. Mr. McKechnie was awarded Philip Morris Chairman’s Award for “recognition of extraordinary contributions having a significant and lasting impact on the Corporation”.

Mr. Al Reese Jr. - Director

Mr. Reese has over 50 years’ experience in public and private businesses including as CFO of a formerly Nasdaq-listed energy company where he arranged finance transactions totalling over $10 billion dollars during his 20-year tenure. Mr. Reese was a Director and Chairman of the Audit Committee of a community bank in Texas for ten years until such time as it was acquired by a larger banking group in 2018. He currently serves as an Independent Director and Chairman of the Audit Committee for a privately held insurance company headquartered in The Woodlands, Texas. He has directed over 50 acquisitions and financings from as small as a few hundred thousand dollars to multibillion dollar transactions in both the domestic and international arenas. Mr. Reese is also President and Chairman of a family charitable 501(c)-3 foundation and Interim Chairman of a charitable 501(c)-3 entity that focus on Bible literacy.

Mr. Reese is a Certified Public Accountant (1974) and received his Bachelor of Business Administration degree from Texas A&M University in 1971, and his MBA from University of Houston in 1977. He has extensive experience at a senior level in financial services, finance transactions, investor relations, and more.

Dr. Catherine C. Turkel – Director

Dr. Turkel, PharmD, PhD has more than 20 years’ experience as an executive in start-up and mid-size pharma/biotech companies. She was Founder and CEO of Nezee Therapeutics, and served as President and R&D head at Novus Therapeutics (renamed Eledon Pharmaceuticals – Nasdaq: ELDN). She currently acts as an independent Board Director at Object Pharma (private) and Prostate Cancer Research (nonprofit; member of the Translational Scientific Advisory Committee) and is a Dean Advisor at Chapman University School of Pharmacy.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended August 31, 2023, all filing requirements applicable to our officers, directors, and beneficial owners of greater than 10% percent were complied with.

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

Board and Committee Meetings

Our Board held nine formal meetings and several informal meetings during the year ended August 31, 2023. All proceedings of the board of directors taken at a formal meeting were evidenced by way of minutes taken at such meetings. All other matters approved by our Board outside of any formal meeting were evidenced by resolutions consented to by all the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2023, the Company had an active Governance and Nominating Committee. If stakeholders wish to recommend candidates for our Board, they may do so by sending communications to the Governance and Nominating Committee at the address on the cover of this annual report.

Audit and Finance Committee and Audit Committee Financial Expert

The audit and finance committee are governed by the audit and finance committee charter as adopted on December 8, 2020. The committee is composed of Mr. Al Reese, Jr., Mr. Ted McKechnie, and Mr. Nicholas Baxter and the members held four formal meetings during the year ended August 31, 2023. Mr. Reese, a CPA, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Prior to Mr. Reese’s appointment in January 2021, Mr. Bunka acted as a member of the audit and finance committee and was not “independent” pursuant to Nasdaq independence standards as he is actively involved in the daily management of the Company as CEO. A copy of the Audit & Finance Committee charter can be downloaded from the Company’s website under our Investors/Governance/Governance Documents tab.

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

Compensation Committee

Our Compensation Committee was created on July 2, 2020, the members of which are Mr. Baxter, Dr. Turkel and Mr. McKechnie, with all directors being “independent” pursuant to Nasdaq independence standards. The Compensation Committee operates under a written charter and its purpose is to review, consider, research, and recommend compensation for the Company’s executive management, taking into consideration milestones achieved, the compensation issued by companies of similar size and the overall financial health of the Company. The committee is also responsible for reviewing and approving employment and benefits agreements and any executive compensation information incorporated into the Company’s periodic reports. The Compensation Committee held five formal meetings during the fiscal year. A copy of the compensation committee charter can be downloaded from the Company’s website under our Investors/Governance/Governance Documents tab.

Governance and Nominating Committee

The Governance and Nominating Committee operate pursuant to a charter created on December 8, 2020. The current members of the committee are Mr. Reese Jr. and Dr. Turkel, both being independent directors of the Company. The committee’s purpose is to assist our Board in fulfilling its responsibilities by: (i) being satisfied that corporate governance guidelines are adopted, applied and disclosed including director qualification standards, responsibilities and access to management and independent advisors, director compensation, orientation and continuing education, and annual performance evaluation of the board; (ii) identifying individuals qualified to become new board members and recommending to the board the nominees for each annual meeting of shareholders of the Corporation; and (iii) such other matters delegated to the committee by the board. The Governance and Nominating Committee held two formal meetings during the fiscal year. A copy of the Governance & Nominating Committee charter can be downloaded from the Company’s website under our Investors/Governance/Governance Documents tab.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

-	our principal executive officer;

-	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2023, and August 31, 2022, and;

-

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2023, and August 31, 2022, collectively referred to as the named executive officers of our Company, are set out in the following summary compensation table. There is no disclosure provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards(5) $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Christopher Bunka (1)	2023	-	10,487	-	-	-	-	280,706	291,193
Chairman, Chief Executive Officer & Director	2022	-	50,401	-	143,968	-	-	289,505	483,874
John Docherty (2)	2023	257,399	33,066	-	-	-	-	-	290,465
President & Director	2022	218,315	44,542	-	143,968	-	-	32,887	439,712
Greg Downey (3)	2023	172,889	11,022	-	-	-	-	-	183,911
Former Chief Financial Officer	2022	117,284	9,131	-	116,036	-	-	-	242,451
Allan Spissinger (4)	2023	-	-	-	-	-	-	-	-
former Chief Financial Officer	2022	-	-	-	-	-	-	4,122	4,122

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

(3)	Mr. Downey was Chief Financial Officer from April 15, 2021 to June 6, 2023 and was considered an employee of the Company.
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

Mr. John Docherty, President

The Company entered into a 3-year term renewable executive employment agreement with Mr. John Docherty for a management contract for C$310,001 per year, effective January 1, 2022, with an annual increase of 1.25 times the annual Canadian inflation rate. A performance bonus equal to 50% of the annual compensation may be payable upon the completion of certain performance criteria as determined by our Board. Participation in the Company’s stock option plan is also included. An annual professional development allowance of C$15,000 is also available to Mr. Docherty.

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

Pursuant to the termination provisions of Mr. Downey’s employment contract, the Company paid Mr. Downey four months of salary in lieu of notice, two additional months salary as a retiring allowance and accrued vacation entitlement.

Grants of Plan-Based Awards Table

During the year ended August 31, 2023, Lexaria did not issue any plan-based awards to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price$	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Bunka	26,000 23,334 15,000 30,000	- - - -	- - - -	$3.00 $3.00 $3.00 $2.91	04/23/2026 06/08/2026 09/01/2026 08/29/2027	- - - -	- - - -	- - - -	- - - -
John Docherty	13,334 18,000 18,334 15,000 30,000	- - - - -	- - - - -	$3.00 $3.00 $3.00 $3.00 $2.91	04/23/2025 04/23/2026 06/08/2026 09/01/2026 08/29/2027	- - - - -	- - - - -	- - - - -	- - - - -
Greg Downey(1)	12,000 5,000 8,000 10,000 11,000	4,000 - - - -	- - - - -	$3.00 $3.00 $3.00 $3.00 $2.91	04/24/2026 04/25/2026 06/08/2026 09/01/2026 08/29/2027	- - - - -	- - - - -	- - - - -	- - - - -

(1)       The options held by Mr. Downey expired on September 6, 2023.

Option Exercises

No options were exercised by any named executive officer during the year ended August 31, 2023.

Compensation of Directors

As of August 31, 2023, four of our directors are compensated for their services. In their capacity as independent directors each receives $30,000 per year paid quarterly in advance. Directors are also paid nominal amounts for their services on the Audit and Finance, Compensation, and the Governance and Nominating Committees and for acting as chair of such committees.

Four independent directors were granted an aggregate of 64,600 stock options with a calculated fair value of $88,936 and is included in consulting expense during the fiscal year 2023.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is, or was during fiscal 2023, an officer or employee of the Company or any of its subsidiaries or was formerly an officer of the Company or any of its subsidiaries. No member of the Compensation Committee is, or was during fiscal 2023, an executive officer of another company whose board of directors has a comparable committee on which one of the Company’s executive officers serves.

Board Diversity

The Company and its management are highly supportive of the recent initiatives taken by the Securities and Exchange Commission and the Nasdaq Group to encourage diversity within the board of directors of reporting companies. Lexaria annually reviews its board composition and evaluates areas of expertise that would provide additional benefits to the Company and its shareholders.

During fiscal 2023, the board appointed Dr. Catherine C. Turkel as an additional independent director.  This appointment aligns with the Company’s transition towards pharmaceutical applications and desire to build on its scientific expertise in this industry sector.  In addition, Dr. Turkel’s appointment enriches the board with her diverse perspective and results in the Company being in compliance with Nasdaq’s board diversity rules.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Executive Compensation for the year ended August 31, 2023, with management. Based on the reviews and discussions our Compensation Committee recommended to our Board that the Executive Compensation discussed above be included in this annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our directors and executive officers as a group, as of August 31, 2023. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name, Address & Position of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Directors and Executive Officers as a Group	909,307		10.85%
Executive Officers and Directors Individually
Christopher Bunka CEO, Chairman & Director	628,956	(2)	7.68%
John Docherty President and Director	148,743	(3)	1.82%
Nicholas Baxter* Independent Director	46,000	(4)	0.56%
Ted McKechnie* Independent Director	48,191	(5)	0.59%
Albert Reese Jr.* Independent Director	25,917	(6)	0.32%
Catherine C. Turkel* Independent Director	11,500	(7)	0.14%
5% Owners
Don Jackler	568,382	(8)	6.94%

* denotes a holding of less than 1%

Notes:

(1)

Percentage of ownership is based on 8,091,650 common shares issued and outstanding as of the Record Date on a diluted basis. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such common shares.

(2)

Includes 254,412 shares held in the name of C.A.B. Financial Services and 273,543 shares held directly by Christopher Bunka. Includes 94,334 options held in the name of Christopher Bunka of which 64,334 are exercisable at $3.00 and 30,000 are exercisable at $2.91 and 6,667 warrants held in the name of C.A.B. Financial Services all of which are exercisable at $10.50.

(3)	Includes 54,075 shares held in the name of Docherty Management Ltd. and 64,668 options exercisable at $3.00 and 30,000 options exercisable at $2.91 held in the name of John Docherty.
(4)	Includes 3,400 options exercisable at $3.39, 8,400 options exercisable at $3.00, 18,200 options exercisable at $1.96 and 5,000 options exercisable at $0.87.
(5)	Includes 3,400 options exercisable at $3.39, 8,400 options exercisable at $3.00, 18,200 options exercisable at $1.96 and 5,000 options exercisable at $0.87
(6)	Includes 3,400 options exercisable at $3.39, 3,400 options exercisable at $3.00, 3,200 options exercisable at $1.96 and 5,000 options exercisable at $0.87
(7)	Includes 3,400 options exercisable at $3.04, 1,600 options exercisable at $1.96 and 5,000 options exercisable at $0.87
(8)	Includes 100,000 warrants which are exercisable at $7.00.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the table above does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 31, 2023. As of November xx, 2023, there were 10,240,516 shares of our common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

Lexaria directors are Mr. Christopher Bunka, Mr. John Docherty, Mr. Nicholas Baxter, Mr. Ted McKechnie, Mr. Al Reese Jr. and Dr. Catherine Turkel. We have determined that Messrs. Baxter, McKechnie and Reese and Dr. Turkel are “independent directors” as defined in Nasdaq Marketplace Rule 4200(a)(15).

Our audit and finance committee consists of our Messrs. Baxter, McKechnie, and Reese, the latter qualifying as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and our Board have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Our Compensation Committee consists of the following independent directors: Messrs. McKechnie and Baxter and Dr. Turkel. During fiscal year ended August 31, 2023, the Compensation Committee held five meetings to determine bonus compensation payable to the named executive officers in connection with the successful completion of certain performance milestones.

Our appointed Governance and Nominating Committee consists of the following independent directors: Mr. Reese Jr. and Dr. Turkel. To date one formal meeting has been held by this committee.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2023, and for fiscal year ended August 31, 2022 for professional services rendered by the principal accountants were as follows:

	Year Ended
Principal Accounting Fees	August 31, 2023	August 31, 2022
	$	$
Audit	95,900	86,975
Audit Related	32,960	25,521
Tax	10,150
Total	139,010	112,496

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

Tax fees were billed for professional services including assistance with tax compliance, preparation of tax returns, and tax consultation.

Pre-Approval Policy

Our Audit and Finance committee pre-approve all services provided by our independent auditors according to the Audit and Finance Committee’s Charter as set out in Exhibit “A” in the Company’s Schedule 14A Definitive Proxy Statement filed with the SEC on April 13, 2022. All of the above audit services and fees were reviewed and approved by the committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Report of Independent Registered Public Accounting Firm (PCAOB ID 206)

2)	Financial statements for our Company are listed under Item 8 of this document.

3)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (Filed on Form 8-K January 14, 2021 Exh. 3.1)
3.2	Second Amended and Restated Bylaws (incorporated by reference as Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Equity Incentive Plan (Filed on Form S-8 July 30, 2021)
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed with the SEC on April 28, 2023)
(10)	Material Contracts
10.1	Executive Employment Agreement dated Dec. 31, 2021 with John Docherty (filed on Form 10-Q January 14, 2022 Exh 10.1)
10.2	Management Services Agreement dated Dec. 31, 2021 with C.A.B. Financial Services Ltd. (Chris Bunka) (filed on Form 10-Q January 14, 2022 Exh 10.2)
10.3	Media Buys Agreement with SRAX (incorporated by reference as Exhibit 10.1 to our Current Report on Form 8-K filed December 16, 2021)
10.4	Redacted Intellectual Property License Agreement dated May 20, 2022 between Lexaria Hemp Corp. and Premier Wellness Science Co., Ltd. (filed on Form 10-Q July 14, 2022 Exh 10.3)
10.5	Equity Distribution Agreement with Maxim Group LLC (incorporated by reference as Exhibit 1.1 to our Current Report on Form 8-K filed August 12, 2022)
10.6	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on April 28, 2023)
10.7	Placement Agency Agreement (filed on Form 8-K May 10, 2023 Exh. 10.2)
10.8	Form of Warrant Agency Agreement (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on April 28, 2023)
10.9	Redacted Work Order for Start-Up Activities with InClin, Inc. (filed on Form 10-Q July 14, 2023 Exh. 10.3)
(21)	Subsidiaries
21.1	List of Subsidiaries of the Registrant (Filed on Form 10-K November 29, 2021 Exh 21.1)
(23)	Consents of Experts and Counsel
23.1	Consent of MaloneBailey LLP, Chartered Professional Accountants
23.2	Consent of Davidson & Company LLP, Chartered Professional Accountants
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 20, 2023

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Docherty

John Docherty

President and Director

(Principal Executive Officer)

Date: November 20, 2023

By:	/s/ Christopher Bunka

Christopher Bunka

Chief Executive Officer, Chairman and Director

(Principal Financial Officer)

Date: November 20, 2023

By:	/s/ Ted McKechnie

Ted McKechnie

Director

Date: November 20, 2023

By:	/s/ Nicholas Baxter

Nicholas Baxter

Director

Date: November 20, 2023

By:	/s/ Albert Reese Jr.

Albert Reese Jr.

Director

Date: November 20, 2023

By:	/s/ Dr. Catherine C. Turkel

Dr. Catherine C. Turkel

Director

Date: November 20, 2023

