Form 10-Q
period 2023-11-30
Lexaria Bioscience Corp.
filed 2024-01-12
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

10,435,441 common shares as of January 12, 2024

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 34

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	November 30,	August 31,
	2023	2023
ASSETS	(Unaudited)
Current
Cash	$1,954,165	$1,352,102
Marketable securities	72,427	125,642
Accounts receivable	534,731	126,686
Prepaid expenses and other current assets	132,311	546,783
Total Current Assets	2,693,634	2,151,213

Non-current assets, net
Long-term receivables	48,559	48,559
Right of use assets	156,565	167,446
Intellectual property, net	494,377	462,625
Property & equipment, net	233,639	254,143
Total Non-current Assets	933,140	932,773

TOTAL ASSETS	$3,626,774	$3,083,986

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$98,969	$239,941
Lease liability, current	25,554	27,794
Total Current Liabilities	124,523	267,735

Lease liabilities - non-current	129,517	136,173

TOTAL LIABILITIES	$254,040	$403,908

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Common shares issued and outstanding:
10,311,641 and 8,091,650 at 11/30/23 and 8/31/23, respectively.	$10,311	$8,091
Additional paid-in capital	50,670,556	48,799,454
Accumulated Deficit	(46,942,750)	(45,763,427)
Accumulated other comprehensive income	4,372	-
Equity attributable to shareholders of Lexaria	3,742,489	3,044,118
Non-controlling Interest	(369,755)	(364,040)
Total Stockholders' Equity	3,372,734	2,680,078
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,626,774	$3,083,986

The accompanying notes are an integral part of these consolidated interim financial statements.

Page 3 of 34

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts) (Unaudited)

	THREE MONTHS ENDED
	November 30,
	2023	2022

Revenue	$151,278	$97,735
Cost of goods sold	4,822	15,795
Gross profit	146,456	81,940

Operating expenses
Research and development	574,491	829,489
General and administrative	711,107	947,870
Total operating expenses	1,285,598	1,777,359

Loss from operations	(1,139,142)	(1,695,419)

Other income (loss)
Interest income	7,319	3,741
Unrealized loss on marketable securities	(53,215)	(77,628)
Total other income (loss)	(45,896)	(73,887)

Net loss for the period	$(1,185,038)	$(1,769,306)
Less: Net loss attributable to non-controlling interest	(5,715)	(13,362)
Net loss attributable to Lexaria shareholders	$(1,179,323)	$(1,755,944)

Other comprehensive income
Foreign currency translation adjustment	$(4,372)	$-
Total comprehensive loss	$(1,174,951)	$(1,755,944)
Basic and diluted loss per share	$(0.13)	$(0.30)

Weighted average number of common shares outstanding
- Basic and diluted	9,051,531	5,950,998

The accompanying notes are an integral part of these interim consolidated financial statements.

Page 4 of 34

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	Three Months Ended November 30,
	2023	2022
Cash flows used in operating activities
Net loss	$(1,185,038)	$(1,769,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	53,953	68,776
Depreciation and amortization	28,778	24,730
Noncash lease expense	10,881	10,104
Unrealized loss on marketable securities	53,215	77,628
Lease accretion	67	845
Change in operating assets and liabilities
Accounts receivable	(408,045)	(84,538)
Inventory	-	30,791
Prepaid expenses and deposits	414,472	316,419
Accounts payable and accrued liabilities	(140,973)	90,442
Lease Payments	(8,963)	(11,204)
Net cash used in operating activities	$(1,181,653)	$(1,245,313)

Cash flows used in investing activities
Intellectual property	(40,026)	(14,342)
Purchase of equipment	-	(20,500)
Net cash used in investing activities	$(40,026)	$(34,842)

Cash flows from/(used in) financing activities
Proceeds from shares sold for cash	1,247,719	-
Proceeds from exercise of warrants	571,651	-
Net cash from/(used in) financing activities	$1,819,370	$-

Effect of exchange rate changes on cash	$4,372	-
Net change in cash for the period	602,063	(1,280,155)
Cash at beginning of period	1,352,102	5,813,218
Cash at end of period	$1,954,165	$4,533,063

Supplemental information of cash flows:
Income taxes paid in cash	$3,662	$-

The accompanying notes are an integral part of these consolidated interim financial statements.

Page 5 of 34

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended November 30, 2023 and 2022
(Expressed in US Dollars) (Unaudited)

	Common Stock		Additional Paid-in			Non-controlling	Stockholders
	Shares	Amount	Capital	Deficit	AOCI	Interest	Equity

Balance August 31, 2023	8,091,650	$8,091	$48,799,454	$(45,763,427)	-	$(364,040)	$2,680,078
Stock issued in equity offering	889,272	889	1,246,829	-	-	-	1,247,718
Stock issued from exercise of warrants	1,330,719	1,331	570,320	-	-	-	571,651
Foreign currency translation adjustment	-	-	-	-	4,372	-	4,372
Stock based compensation	-	-	53,953	-	-	-	53,953
Net loss	-	-	-	(1,179,323)	-	-	(1,179,323)
Non-controlling interest	-	-	-	-	-	(5,715)	(5,715)
Balance November 30, 2023	10,311,641	$10,311	$50,670,556	$(46,942,750)	$4,372	$(369,755)	$3,372,734

Balance August 31, 2022	5,950,998	$5,951	$47,041,481	$(39,098,528)	$-	$(316,414)	$7,632,490
Stock based compensation	-	-	68,776	-	-	-	68,776
Net loss	-	-	-	(1,755,944)	-	-	(1,755,944)
Non-controlling interest	-	-	-	-	-	(13,362)	(13,362)
Balance November 30, 2022	5,950,998	$5,951	$47,110,257	$(40,854,472)	$-	$(329,776)	$5,931,960

The accompanying notes are an integral part of these consolidated interim financial statements.

Page 6 of 34

LEXARIA BIOSCIENCE CORP. NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS November 30, 2023 (Expressed in U.S. Dollars) (Unaudited)

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

Liquidity and Going concern

The Company’s consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”) applicable to a going concern, which assumes the Company will have sufficient funds to meet its financial obligations for a period of at least 12 months from the date this report.

Since inception, the Company has incurred significant operating and net losses. Net losses attributable to shareholders were $1.2 million and $1.8 million for the quarters ended November 30, 2023 and 2022, respectively. As of November 30, 2023, we had an accumulated deficit of $46.9 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into. The recurring losses and negative cash flows from operations raise substantial doubt as to the Company’s ability to continue as a going concern.

During the quarter ended November 30, 2023, the Company entered into a Securities Purchase Agreement whereby on October 3, 2023, the Company issued, to a single healthcare-focused institutional investor, 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also sold to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share.

Page 7 of 34

The net proceeds to the Company from the registered direct offering and concurrent private placement totaled $1.25 million, after deducting placement agent fees and other estimated offering expenses payable by the Company.

To date all of the pre-funded warrants have been exercised, resulting in an issuance by the Company of an aggregate 729,058 common shares for gross proceeds of approx. 73 dollars.

During the quarter ended November 30, 2023, the Company also issued an aggregate 601,661 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for gross proceeds of $571,578.

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

Based on existing cash resources, management believes that current funding will be sufficient to meet the Company’s financial obligations for a period of at least twelve months from the date of this report. In making this assessment, the Company believes that this alleviates the substantial doubt in connection with the Company's ability to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and readily convertible to known cash amounts. The Company had no cash equivalents as of November 30, 2023 or November 30, 2022.

Page 8 of 34

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

Page 9 of 34

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

Page 10 of 34

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

Foreign currency translation

The Company’s reporting currency is the U.S. dollar. The Company has foreign operations whose functional currency is the local currency. Assets and liabilities are translated into U.S. dollars, the reporting currency, at the exchange rate on the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average rates of exchange prevailing during the reporting period. Foreign currency translation adjustments resulting from this process are reported as an element of other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss. Transactions executed in different currencies are translated at spot rates and resulting foreign exchange transaction gains and losses are charged to income.

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

Page 11 of 34

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

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of November 30, 2023.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$72,427	$72,427	$-	$-	$72,427

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of August 31, 2023.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$125,642	$125,642	$-	$-	$125,642

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

In the three months ended November 30, 2023, two customers accounted for 96% (2022 – two customers accounted for 95%) of consolidated revenues.

As of November 30, 2023, the Company had $90,925 (2022 - $48,598) in sales tax receivable. The Company considers its credit risk to be low for such receivables.

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

Page 12 of 34

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

Page 13 of 34

3. Recent Accounting Guidance

Recently Adopted Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Accounting Standards Update represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. The Company has determined that it has met the criteria of a smaller reporting company ("SRC") as of  November 15, 2019. As such, ASU 2019-10, Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases: Effective Dates amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company adopted ASU 2016-13 effective September 1, 2023 and determined that its impact on the accompanying consolidated financial statements is immaterial.

Page 14 of 34

4. Accounts and Other Receivables

Accounts receivable at November 30, 2023 and August 31, 2023 consist of the following:

Amounts Receivable	November 30 2023 $	August 31, 2023 $

Territory license fees	127,760	24,635
Sales tax	90,925	102,051
Other Receivable	316,046	-
Long Term Receivable	48,559	48,559
	583,290	175,245

5. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following at November 30, 2023 and August 31, 2023:

	November 30,	August 31,
	2023	2023
	$	$
Advertising & Conferences	25,828	40,342
Consulting	-	331,811
Legal & Accounting Fees	31,700	36,795
License, Filing Fees, Dues	3,917	15,668
Office & Insurance	70,866	97,167
Capital Financing	-	25,000
	132,311	546,783

6. Intellectual Property, net

Page 15 of 34

A continuity schedule for capitalized patents is presented below:

	November 30,	August 31,
	2023	2023
Balance - beginning	$462,625	$488,462
Addition	40,026	135,862
Impairment	-	(106,761)
Amortization	(8,274)	(54,938)
Balance - ending	$494,377	$462,625

At November 30, 2023 the Company has capitalized a total of $494,377 of patents. Included in the capitalized costs is $480,762 of costs associated with patents and licenses that have been filed. Also included in the capitalized costs is $13,615 of costs associated with provisional patents and pending applications which have not yet been filed.

The Company evaluated its patent portfolio and determined that no pending applications have been abandoned or will not be pursued during the three months ended November 30, 2023. As such, no impairment loss has been recognized for the period. The Company recognized $8,274 of amortization expense related to patents and licenses in the three-months ended November 30, 2023 (2022 - $54,938).

7. Property & Equipment, net

Consist of:

November 30, 2023	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance

Leasehold improvements	$259,981	$(11,258)	$-	$(259,981)	$-
Computers	70,781	(1,183)	-	(67,340)	$3,441
Furniture fixtures equipment	31,126	(1,605)	-	(30,862)	$264
Lab equipment	367,424	(6,458)	-	(137,490)	$229,934
	$729,312	$(20,504)	$-	$(495,673)	$233,639

August 31, 2023	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance

Leasehold improvements	$259,981	$(54,037)	$-	$(248,723)	$11,258
Computers	70,781	(4,732)	-	(66,156)	4,625
Furniture fixtures equipment	31,126	(6,417)	-	(29,257)	1,869
Lab equipment	333,675	(29,986)	33,748	(131,032)	236,391
	$695,563	$(95,172)	$33,748	$(475,168)	$254,143

During the three-month period ended November 30, 2023, amortization of $0 was included in cost of goods sold.

Page 16 of 34

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at November 30, 2023 and August 31, 2023 consist of the following:

	November 31,	August 31,
	2023	2023
Accounts Payable
Trades payable	$92,127	$225,038
Sales tax payable	6,842	14,903
	$98,969	$239,941

9. Revenues

A breakdown of our revenues by type for the three-months ended November 30, 2023, and 2022 are as follows:

	Three Months Ended November 30,
	2023	2022

IP Licensing	$144,990	$63,435
B2B	5,388	29,100
Other	900	5,200
	$151,278	$97,735

During the three-month period ended November 30, 2023, the Company recognized B2B product revenues of $5,388 (three months ended November 30, 2022 - $29,100) that relate to sales of our intermediate products for use by B2B customers in their products. Licensing revenue consists of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes royalty fees. The Company recognized $144,990 (three months ended November 30, 2022 - $63,435) in licensing revenue in the same period.

10. Income Taxes

For the three months ended November 30, 2023, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from operating losses are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.

Page 17 of 34

11. Common Shares and Warrants

During the quarter ended November 30, 2023, the Company completed the following issuances of common shares and warrants:

1.

On October 3, 2023, the Company entered into a securities purchase agreement with a single healthcare-focused institutional investor to purchase 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also sold to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share.

The net proceeds to the Company from the registered direct offering and concurrent private placement were $1.25 million, after deducting placement agent fees and other estimated offering expenses payable by the Company.

To date all of the pre-funded warrants have been exercised, resulting in an issuance by the Company of an aggregate 729,058 common shares for gross proceeds of approx. 73 dollars.

2.

The Company issued an aggregate 601,661 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for gross proceeds of $571,578 of which $33,250 was being held in Lexaria’s trust account with the warrant agent at November 30, 2023.

A continuity schedule for warrants for the three months ended November 30, 2023, is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance, August 31, 2023	4,520,483	4.71
Issued	2,347,388	0.65
Exercised	(1,330,719)	0.43
Balance, November 30, 2023	5,537,152	4.02

A summary of warrants outstanding as of November 30, 2023, is presented below:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
60,798	$36.00	.96-1.00
317,190	$10.50	1.43-1.45
116,667	$9.00	.37-1.29
200,000	$7.00	0.38
1,719,828	$6.58	2.13
1,504,339	$0.95	4.45
1,618,330	$0.97	5.34
5,537,152	$3.55	4.02

Page 18 of 34

Stock Options

The Company has established an Equity Incentive Plan which was most recently amended by the Company’s shareholders on May 9, 2023. Pursuant to the amendments, the Equity Incentive Plan now has an evergreen formula, whereby on January 1 each year commencing January 1, 2024, the number of shares issuable pursuant to the Equity Incentive Plan may be increased to a number equal to up to 10% of the issued share capital on December 31 of the previous year. The Company is currently in the process of preparing its S-8 Registration Statement to register an additional 527,111 common shares issuable pursuant to the Equity Incentive Plan, for an aggregate 1,037,544 common shares issuable under the Equity Incentive Plan. Stock options currently granted must be exercised within five years from the date of grant or such lesser period as determined by the Company’s board of directors. The vesting terms of each grant are also set by the board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant.

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2022	424,836	$6.45
Cancelled/expired	(47,500)	$2.98
Granted	69,600	$1.75
Balance August 31, 2023	446,936	$3.32
Cancelled/expired	(46,000)	$2.98
Granted	85,000	$1.15
Balance November 30, 2023 (outstanding)	485,936	$2.98	3.36	$46,025
Balance November 30, 2023 (exercisable)	474,186	$2.97	3.37	$46,025

On October 26, 2023, the Company granted 85,000 options to its officers and employees with an exercise price of $1.15 and a term of 5 years.

Page 19 of 34

The fair value of stock options granted in the three-months ended November 30, 2023, were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

November 30, 2023
Expected volatility	92%
Risk-free interest rate	5.03%
Expected life	2.50
Dividend yield	0.00%
Estimated fair value per option	$0.64

Stock-based compensation expense for the three-month periods ended November 30, 2023, and November 30, 2022, totaled $53,953 and $68,776, respectively. The expense for the three months ended November 30, 2023, relates entirely to options awarded during the quarter.

As of November 30, 2023, the total unrecognized non-cash compensation costs are $39,117 related to 11,750 non-vested stock options with a $3.27 weighted average price. These costs are expected to be recognized over a weighted average period of 0.32 years.  All non-vested options are attributable to employees.

12. Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

The corporate office and R&D laboratory are located in Kelowna, British Columbia, Canada. The related lease was renewed until November 15, 2028. In addition to minimum lease payments, the lease requires us to pay property taxes and other operating costs which are subject to annual adjustments.

	November 30, 2023	August 31, 2023
Right of use assets - operating leases	$167,446	$52,444
Amortization	(10,881)	(41,564)
Extension-related remeasurement	-	156,566
Total lease assets	$156,565	$167,446

Liabilities:	$163,967	$49,988
Lease payments	(8,963)	(44,814)
Interest accretion	67	2,227
Extension-related remeasurement	-	156,566
Total lease liabilities	$155,071	$163,967

Operating lease cost	$156,565	$167,446
Operating cash flows for lease	$8,963	$44,814
Remaining lease term	4.92 Years	5.17 Years
Discount rate	7.25%	7.25%

Page 20 of 34

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of November 30, 2023:

2024	26,878
2025	37,094
2026	37,345
2027	38,642
2028	38,901
2029	6,483
Thereafter	-
Total lease payments	185,343
Less: imputed interest	(30,272)
Present value of operating lease liabilities	155,071
Less: current obligations under leases	(25,554)
Total	129,517

Page 21 of 34

13. Segment Information

The Company’s operations involve the development and usage, including licensing, of DehydraTECH. Lexaria is centrally managed and its chief operating decision makers, being the President and the CEO, use the consolidated and other financial information, supplemented by revenue information by category of business-to-business product production and technology licensing to make operational decisions and to assess the performance of the Company. The Company has identified four reportable segments: Intellectual Property, B2B Production, Research and Development and Corporate. Licensing revenues are significantly concentrated on three licensees.

Three Months Ended November 30, 2023	IP Licensing	B2B Product	R&D	Corporate	Consolidated Total
Revenue	$144,990	$5,388	$900	$-	$151,278
Cost of goods sold	-	(4,822)	-	-	$(4,822)
Operating expenses	(41,478)	(54,169)	(586,605)	(603,345)	$(1,285,597)
Other Income(Expense)		-	-	(45,897)	$(45,897)
Segment loss	$103,512	$(53,603)	$(585,705)	$(649,242)	$(1,185,038)
Total assets	$132,627	$63,573	$76,245	$3,354,327	$3,626,773

Three Months Ended November 30, 2022	IP Licensing	B2B Product	R&D	Corporate	Consolidated Total
Revenue	$63,435	$29,100	$5,200	$-	$97,735
Cost of goods sold	-	(15,795)	-	-	$(15,795)
Operating expenses	(707,034)	(10,992)	(829,489)	(229,844)	$(1,777,359)
Other Income(Expense)		-	-	(73,887)	$(73,887)
Segment loss	$(643,599)	$2,313	$(824,289)	$(303,731)	$(1,769,306)
Total assets	$118,096	$75,723	$136,564	$5,883,097	$6,213,480

14. Subsequent Events

Subsequent to the quarter ended November 30, 2023, the Company issued an aggregate 123,800 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for gross proceeds of $117,610 of which $57,000 is currently being held in Lexaria’s trust account with the warrant agent.

Page 22 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. These statements relate to future events or our future financial performance. Any forward-looking statements are based on our present beliefs and assumptions as well as the information currently available to us. In some cases, forward-looking statements are identified by terminology such as “may”, “will”, “should”, “could”, “targets”, “goal”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in Item 1(A) in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on November 20, 2023, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes in this quarterly report on Form 10-Q, and our audited financial statements with notes in our annual report on Form 10-K for the year ended August 31, 2023.

Page 23 of 34

Company Overview

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

Lexaria is advancing several R&D activities in both preclinical and planned future clinical programs. During the quarter ended November 30, 2023, Lexaria completed a human pilot study to investigate whether DehydraTECH-enhanced Rybelsus™ could offer greater benefits than Rybelsus on its own. As noted in our press releases issued on November 27 and 28, 2023, our initial findings found that DehydraTECH-enhanced Rybelsus: sustained higher levels of semaglutide in blood; had faster achievement of peak drug delivery; had reduced side effects; sustained lower levels of blood glucose and lowered blood-glucose spike after eating.

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

Page 24 of 34

Below we summarize Lexaria’s allowed/granted patents.

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	#1 Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
AU 2015274698	06/15/2017
AU 2017203054	08/30/2018
AU 2018202562	08/30/2018
AU 2018202583	08/30/2018
AU 2018202584	01/10/2019
AU 2018220067	07/30/2019
EP 3164141	11/11/2020
JP 6920197	07/28/2021
CDN 2949369	06/13/2023
AU 2016367036	07/30/2019	#2 Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
JP 6963507	10/19/2021
MX 388 203 B	11/26/2021
AU 2016367037	08/15/2019	#3 Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents
IN 365864	04/30/2021
JP 6917310	07/21/2021
MX 390001	02/10/2022
JP 7232853	02/22/2023
CDN 2984917	09/26/2023
CDN 3093414	12/13/2022	#6 Transdermal and/or Dermal Delivery of Lipophilic Active Agents
JP 7112510	07/26/2022	#7 Lipophilic Active Agent Infused Compositions with Reduced Food Effect
AU 2019256805	06/16/2022	#8 Compositions Infused with Nicotine Compounds and Methods of Use Thereof
CDN 3096580	05/23/2023
CDN 3111082	08/29/2023	#14 Lipophilic Active Agent Infused Tobacco Leaves and/or Tobacco Materials and Methods of Use Thereof
US 11,311,559	04/26/2022	#18 Compositions and Methods for Enhanced Delivery of Antiviral Agents
AU 2021261261	03/23/2023
US 11,700,875	07/18/2023	#20 Compositions and Methods for Sublingual Delivery of Nicotine
CDN 3196911	12/05/2023
US 11,666,544	06/06/2023	#21 Compositions and Methods for Treating Hypertension
US 11,666,543	06/06/2023

Page 25 of 34

Research & Development

Lexaria is advancing several R&D activities in both preclinical and clinical programs. Currently, our primary research programs are the investigation of cannabidiol (“CBD”) for the reduction of hypertension leading to an application under the FDA for an IND and the investigation of optimal formulations of DehydraTECH-enhanced glucagon-like peptide-1 (“GLP-1”) drugs.  Other programs include DehydraTECH formulation development and testing with nicotine for oral pouches and prospective nicotine replacement therapy, human hormones, CBD for diabetes, dementia, seizures and others. From time to time the Company will engage in contract R&D for third parties who are interested in evaluating DehydraTECH in their products.

During the quarter ended November 30, 2023, Lexaria incurred $574,491 (November 2022 - $829,489) in R&D expenditures. Specific R&D programs are in ongoing development and align to our financial ability to undertake each research phase for each API. Due to our expanding patent portfolio coverage, we continually examine accelerated timetable options for testing, research, and development of each API. Fiscal 2024 continues to highlight the direction of our research and development programs with confirmatory results from our ongoing programs.  Our R&D programs are focused on three core business segments: pharmaceutical applications, reduced-risk non-combusted nicotine and CBD from hemp. Of these three, we do not expect to make any significant expenditures during fiscal 2024 on non-combusted nicotine R&D.

Investigational New Drug

The FDA provided Lexaria with a positive written response on August 10, 2022, from our pre-IND meeting regarding DehydraTECH-CBD for the treatment of hypertension. The FDA confirmed that it has agreed with Lexaria’s proposal to pursue a 505(b)(2) new drug application (“NDA”) regulatory pathway for our program. We continue working toward our IND filing which is anticipated to be in early 2024. We have selected InClin Inc. as our contract research organization (“CRO”) to perform the IND study which will be a Phase 1(b) study that we are designating HYPER-H23-1. We have completed manufacturing our IND drug product through our third-party contract manufacturer, in compliance with current Good Manufacturing Practice (“cGMP”) regulations as mandated by the FDA, which has completed its stability testing.  Along with our CRO, we have begun certain administrative study start-up tasks associated with preparation to perform study HYPER-H23-1 when ready to be initiated following IND effectiveness.  As noted in our press release of December 7, 2023, the necessary information required of our third party material supplier in order for Lexaria to submit its IND application with the FDA has now been provided and Lexaria anticipates submitting its IND application on or before January 31, 2024.  Provided that the FDA does not issue any objections within 30 days after the IND application is submitted, Lexaria will be able to commence its IND Clinical Trial, subject to any required financing.

GLP-1 Investigation

During the quarter ended November 30, 2023, Lexaria commenced its investigations to examine DehydraTECH-enhanced GLP-1 drugs.  The initial investigation was a pilot study with seven (7) healthy volunteers whereby four (4) volunteers were dosed with DehydraTECH-enhanced Rybelsus and three (3) volunteers were dosed with regular Rybelsus.  As noted in our press releases issued on November 27 and 28, 2023, our initial findings found that DehydraTECH-enhanced Rybelsus:  sustained higher levels of semaglutide in blood; had faster achievement of peak drug delivery; had reduced side effects; sustained lower levels of blood glucose and lowered blood-glucose spike after eating.  In December 2023 the same volunteers returned for a second dose, but in the reverse order to effect a cross-over design.  The results from the second dosing are expected to be disclosed in the first calendar quarter of 2024.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

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

Page 26 of 34

For a discussion of our critical accounting estimates, please read Note 4, Estimates and Judgements, as found in the financial statements in our Annual Report on Form 10-K for the year ended August 31, 2023.  There have been no material changes to the critical accounting estimates as previously disclosed in our 2023 Form 10-K.

Funding Requirements

We anticipate that our expenditures will increase in connection with our ongoing R&D program, specifically with respect to our animal and human clinical trials of our DehydraTECH formulations for the purposes of treating hypertension and our investigations with GLP-1 drugs.  As we move forward with our IND application with the FDA, we anticipate that our expenditures will further increase and accordingly, we expect to incur increased operating losses and negative cash flows for the foreseeable future.

Through November 30, 2023, we have funded our operations primarily through the proceeds from the sale of common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $1,185,038 and $1,769,306 for the three months ended November 30, 2023, and 2022, respectively.

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

On September 28, 2023, the Company entered into a securities purchase agreement with a single healthcare-focused institutional investor to purchase, as at October 3, 2023, 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also sold to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share.

The net proceeds to the Company from the registered direct offering and concurrent private placement totaled $1.25 million, after deducting placement agent fees and other estimated offering expenses payable by the Company.

To date all of the pre-funded warrants have been exercised, resulting in an issuance by the Company of an aggregate 729,058 common shares for gross proceeds of approx. 73 dollars.

During the quarter ended November 30, 2023, the Company issued an aggregate 601,661 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for gross proceeds of  $571,578 of which $33,250 was being held in Lexaria’s trust account with the warrant agent at November 30, 2023.

Page 27 of 34

We have performed a review of our cash flow forecast and have concluded that funds on hand, combined with those expected from executed license agreements, will be sufficient to meet the Company's financial obligations for the twelve-month period following the filing of these consolidated financial statements on Form 10-Q.  Accordingly, based on this review, management believes that any substantial doubt in the Company’s ability to continue as a going concern has been alleviated.

Results of Operations for the Period Ended November 30, 2023, and 2022

Our net loss for the three months ended for the respective items are summarized as follows:

	November 30,	November 30,
	2023	2022	Change

Revenues	$151,278	$97,735	$53,543
Cost of goods sold	(4,822)	(15,795)	10,973
Research and development	574,491	829,489	(254,998)
Consulting fees & salaries	225,621	321,074	(95,453)
Legal and professional	178,784	94,482	84,302
Other general and administrative	306,702	532,314	(225,612)
Other income (loss)	(45,896)	(73,887)	27,991
Net Loss	$(1,185,038)	$(1,769,306)	$584,268

Revenue

Fees from intellectual property licensing increased by $81,555 while B2B sales decreased by $23,712 with other sales lower by $4,300 year-over year.

Research and Development

Expenditures on R&D decreased by $254,998 year-over-year for the period ended November 30, 2023, as the company has completed the manufacturing of its DehydraTECH-CBD drug to treat hypertension and has completed other various studies in the areas of prospective nicotine replacement therapy, CBD for diabetes and seizures. In addition, the Company encountered a delay with respect to its anticipated hypertension-relate IND application filing. Lexaria continues with applied research and development programs in our pharmaceutical division with our primary focus being on FDA approval for a DehydraTECH-CBD drug to treat hypertension and optimization of DehydraTECH formulations of GLP-1 drugs.

Page 28 of 34

Consulting Fees and Salaries

In the three months ended November 30, 2023, consulting fees and salaries decreased by $95,453, primarily due to the negotiation of reduced fees and the cancellation of contracts with certain consultants, as well as the loss of two permanent full-time employees.

Legal and Professional Fees

Our legal and professional fees increased by $84,302 during the period compared to the same prior year period.  The current period expenditures are higher due to increased patent filings and the utilization of additional legal advisory services. The increase also reflects increased accounting and legal fees related to financing activities in the quarter.

General and Administrative

Our other general and administrative expenses decreased overall by $225,612 during the period ended November 30, 2023, over the same period last year.  Advertising and promotion were down by $223,026 in the current period as we scaled back our efforts to bring the results of the Company’s R&D programs to the attention of various industry sectors and to the scientific and investment communities. That decrease was partially offset by the impact of an extensive fact sheet marketing campaign and travel expenses.

Liquidity and Financial Condition

Working Capital

	November 30,	August 31,
	2023	2023

Current assets	$2,693,634	$2,151,213
Current liabilities	(124,523)	(267,735)
Net Working Capital	$2,569,111	$1,883,478

Cash Flows

	November 30,	November 30,
	2023	2022

Cash flows used in operating activities	$(1,177,281)	$(1,234,109	) )
Cash flows used in investing activities	(40,026)	(34,842)
Cash flows used in financing activities	1,819,370	(11,204)
Increase (Decrease) in cash	$602,603	$(1,280,155)

Operating Activities

Net cash used in operating activities was approximately $1.18 million for the three months ended November 30, 2023, compared with $1.23 million during the same period in 2022. The decrease relates primarily to a lower net loss ($584,268), largely offset by a lower unrealized loss on marketable securities ($24,413) and lower stock-based compensation expense ($14,823), as well as increases in working capital ($485,419).

Page 29 of 34

Investing Activities

Net cash used in investing activities during the three months ended November 30, 2023, compared to the three months ended November 30, 2022 increased by $5,184 over 2022 due to increased spending on acquisitions of intellectual property, partially offset by decreased equipment additions.

Financing Activities

Net cash from financing activities during the three months ended November 30, 2023, totaled $1,819,370, compared to net cash flows from financing activities for the three months ended November 30, 2022 of zero. The increase relates to proceeds from the sale of common share/warrant units ($1,247,719) and warrant exercises ($571,578).

Liquidity and Capital Resources

We have incurred net losses of approximately $6.7 million and $7.4 million respectively in the past two fiscal years. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments related to the out-licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter.

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

On September 28, 2023, the Company entered into a securities purchase agreement with a single healthcare-focused institutional investor to purchase, as at October 3, 2023, 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also sold to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share.

The net proceeds to the Company from the registered direct offering and concurrent private placement totaled $1.25 million, after deducting placement agent fees and other estimated offering expenses payable by the Company.

To date all of the pre-funded warrants have been exercised, resulting in an issuance by the Company of an aggregate 729,058 common shares for gross proceeds of approx. 73 dollars.

During the quarter ended November 30, 2023, the Company issued an aggregate 601,661 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for gross proceeds of $571,578.

Page 30 of 34

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

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern. As of November 30, 2023, the Company had cash on hand of approximately $2 million to settle $125,000 in current liabilities. We have performed a review of our cash flow forecast and have concluded that funds on hand, combined with those expected from executed license agreements, will be sufficient to meet the Company's financial obligations for the twelve-month period following the filing of these consolidated financial statements on Form 10-Q.

Item 3. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President (Principal Executive Officer),  our Chief Executive Officer (currently acting as the Principal Financial and Accounting Officer) and our outsourced Chief Financial Officer to allow for timely decisions regarding required disclosure.

As of November 30, 2023, the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, Principal Financial Officer and outsourced CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer, Principal Financial Officer and outsourced CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2023.

Inherent limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, regulations, segregation of management duties, scale of organization, and personnel factors. It is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It can be circumvented by collusion or improper management override. Internal control over financial reporting may not prevent or detect misstatements on a timely basis.  These inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, these risks. Systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2023, our controls and controls processes remained consistent with August 31, 2023. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2023, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Page 31 of 34

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material, pending or existing legal proceedings against our Company or its subsidiaries, nor are we involved as a plaintiff in any other material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

The risks associated with our business, common stock and other factors are those described in the Form 10-K for the year ended August 31, 2023 as filed with the SEC on November 20, 2023.

Item 2. Exhibits, Financial Statement Schedules

a)	Financial Statements

	1)	Financial statements for our Company are listed in the index under Item 1 of this document.

	2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b)	Exhibits

Page 32 of 34

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference as Exhibit 3.1 to our Registration Statement on Form S-1 filed June 3, 2020)
3.2	Bylaws (incorporated by reference as Exhibit 3.2 to our Registration Statement on Form S-1 filed June 3, 2020)
3.3	Amended and Restated Articles of Incorporation (Filed on Form 8-K January 14, 2021 Exh. 3.1)
3.4	Second Amended and Restated Bylaws (incorporated by reference as Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
3.5	Amended and Restated Bylaws (Filed on Form S-1 June 3, 2020 Exh 3.4)
3.6	Amendment to Articles of Incorporation – Share Consolidation (Filed on Form 8-K June 23, 2009 Exh 3.1)
3.7	Amendment to Articles of Incorporation – Share Expansion (incorporated by reference as Exhibit 3.5 to our Registration Statement on Form S-1 filed June 3, 2020)
3.8	Amendment to Articles of Incorporation –Share Forward Split (Filed on Form 8-K December 16th, 2015 Exh 3.1)
3.9	Amendment to Articles of Incorporation – Name Change (Filed on Form 8-K May 11th, 2016 Exh 99.1)
(4)	Instruments Defining the Rights of Security Holders
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 3, 2023)
4.2	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed October 3, 2023)
(10)	Material Contracts
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 3, 2023)
10.2	Placement Agency Agreement with Maxim Group LLC dated September 28, 2023 (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed October 3, 2023)

(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Page 33 of 34

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By:	/s/ John Docherty
John Docherty President and Director (Principal Executive Officer) Date: January 12, 2024

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Docherty
John Docherty President and Director (Principal Executive Officer) Date: January 12, 2024

By:	/s/ Christopher Bunka
Christopher Bunka Chief Executive Officer, Chairman and Director (Principal Financial and Accounting Officer) Date: January 12, 2024

Page 34 of 34