Form 10-Q
period 2024-02-29
Lexaria Bioscience Corp.
filed 2024-04-09
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52138

LEXARIA BIOSCIENCE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

#100 – 740 McCurdy Road, Kelowna BC Canada	V1X 2P7
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: 1.250.765.6424

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001	LEXX	The NASDAQStock Market LLC
Warrants	LEXXW	The NASDAQ Stock Market LLC

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

12,885,673 common shares as of April 9, 2024

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page 2 of 34

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars except share amounts)
(Unaudited)
	February 29,	August 31,
	2024	2023
ASSETS
Current
Cash	$4,705,399	$1,352,102
Marketable securities	87,699	125,642
Accounts receivable	357,090	126,686
Prepaid expenses and other current assets	266,796	546,783
Total Current Assets	5,416,984	2,151,213

Non-current assets, net
Long-term receivables	39,494	48,559
Right-of-use assets	149,997	167,446
Intellectual property, net	519,253	462,625
Property and equipment, net	226,315	254,143
Total Non-current Assets	935,059	932,773

TOTAL ASSETS	$6,352,043	$3,083,986

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$55,318	$239,941
Lease liability, current	26,399	27,794
Total Current Liabilities	81,717	267,735

Lease Liabilities - Non-current	122,486	136,173

TOTAL LIABILITIES	$204,203	$403,908

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share
Common shares issued and outstanding: 12,387,673 and 8,091,650 at February 29, 2024 and August 31, 2023, respectively	$12,388	$8,091
Additional paid-in capital	54,121,316	48,799,454
Accumulated deficit	(47,592,289)	(45,763,427)
Accumulated other comprehensive loss	(20,626)	-
Equity attributable to shareholders of Lexaria	6,520,789	3,044,118
Non-controlling interest	(372,949)	(364,040)
Total Stockholders' Equity	6,147,840	2,680,078
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,352,043	$3,083,986

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Page 3 of 34

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023

Revenue	$145,000	$20,025	$296,278	$117,760
Cost of goods sold	-	2,958	4,822	18,753
Gross profit	145,000	17,067	291,456	99,007

Operating expenses
Research and development	245,779	696,178	820,270	1,525,667
General and administrative	567,226	644,514	1,278,333	1,592,384
Total operating expenses	813,005	1,340,692	2,098,603	3,118,051

Loss from operations	(668,005)	(1,323,625)	(1,807,147)	(3,019,044)

Other income (loss)
Interest income (expense)	(1)	14,990	7,318	18,731
Unrealized gain (loss) on marketable securities	15,273	(2,003)	(37,942)	(79,631)
Total other income (loss)	15,272	12,987	(30,624)	(60,900)

Net loss	$(652,733)	$(1,310,638)	$(1,837,771)	$(3,079,944)
Less: Net loss attributable to non-controlling interest	(3,194)	(12,507)	(8,909)	(25,869)
Net loss attributable to Lexaria shareholders	$(649,539)	$(1,298,131)	$(1,828,862)	$(3,054,075)

Other comprehensive loss
Foreign currency translation adjustment	(24,998)	-	(20,626)	-
Total comprehensive loss	$(674,537)	$(1,298,131)	$(1,849,488)	$(3,054,075)
Basic and diluted loss per share	$(0.06)	$(0.22)	$(0.18)	$(0.52)

Weighted average number of common shares outstanding
- Basic and diluted	10,765,143	5,950,998	9,970,489	5,950,998

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Page 4 of 34

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended February 29, 2024 and February 28, 2023
(Expressed in US Dollars)
(Unaudited)

	February 29,	February 28,
	2024	2023
Cash flows used in operating activities
Net loss	$(1,837,771)	$(3,079,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	53,953	79,302
Depreciation and amortization	44,709	49,459
Impairment loss	23,507	-
Noncash lease expense	17,449	20,397
Unrealized loss on marketable securities	37,942	79,631
Lease accretion	2,840	(511)
Change in operating assets and liabilities
Accounts receivable	(230,404)	64,988
Inventory	-	33,713
Prepaid expenses and deposits	279,987	257,170
Accounts payable and accrued liabilities	(184,622)	38,327
Long-term receivables	9,065	-
Operating lease liability	(17,922)	(20,397)
Deferred revenue	-	4,275
Net cash used in operating activities	(1,801,267)	(2,473,590)

Cash flows used in investing activities
Additions in intellectual property	(97,016)	(33,778)
Purchase of equipment	-	(33,748)
Net cash used in investing activities	(97,016)	(67,526)

Cash flows from financing activities
Proceeds from shares sold for cash	4,208,731	-
Proceeds from exercise of warrants	1,063,475	-
Net cash from financing activities	5,272,206	-

Effect of exchange rate changes on cash	(20,626)
Net change in cash for the period	3,353,297	(2,541,116)
Cash at beginning of period	1,352,102	5,813,218
Cash at end of period	$4,705,399	$3,272,102

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Page 5 of 34

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended February 29, 2024, and February 28, 2023
(Expressed in US Dollars except share amounts) (Unaudited)
					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in		Comprehensive	controlling	Stockholders
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance August 31, 2023	8,091,650	$8,091	$48,799,454	$(45,763,427)	-	$(364,040)	$2,680,078
Stock issued in equity offering	889,272	889	1,246,829	-	-	-	1,247,718
Stock issued from exercise of warrants	1,330,719	1,331	570,320	-	-	-	571,651
Foreign currency translation adjustment	-	-	-	-	4,372	-	4,372
Stock-based compensation	-	-	53,953	-	-	-	53,953
Net loss	-	-	-	(1,179,323)	-	-	(1,179,323)
Non-controlling interest	-	-	-	-	-	(5,715)	(5,715)
Balance November 30, 2023	10,311,641	$10,311	$50,670,556	$(46,942,750)	$4,372	$(369,755)	$3,372,734
Stock issued in equity offering	1,444,741	1,445	2,959,568	-	-	-	2,961,013
Stock issued from exercise of warrants	631,291	632	491,192	-	-	-	491,824
Foreign currency translation adjustment	-	-	-	-	(24,998)	-	(24,998)
Net loss	-	-	-	(649,539)	-	-	(649,539)
Non-controlling interest	-	-	-	-	-	(3,194)	(3,194)
Balance February 29, 2024	12,387,673	$12,388	$54,121,316	$(47,592,289)	$(20,626)	$(372,949)	$6,147,840

Balance August 31, 2022	5,950,998	$5,951	$47,041,481	$(39,098,528)	$-	$(316,414)	$7,632,490
Stock-based compensation	-	-	68,776	-	-	-	68,776
Net loss	-	-	-	(1,755,944)	-	-	(1,755,944)
Non-controlling interest	-	-	-	-	-	(13,362)	(13,362)
Balance November 30, 2022	5,950,998	$5,951	$47,110,257	$(40,854,472)	$-	$(329,776)	$5,931,960
Shares issued for services	-	-	10,526	-	-	-	10,526
Net loss	-	-	-	(1,298,131)	-	-	(1,298,131)
Non-controlling interest	-	-	-	-	-	(12,507)	(12,507)
Balance February 28, 2023	5,950,998	$5,951	$47,120,783	$(42,152,603)	$-	$(342,283)	$4,631,848

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Page 6 of 34

LEXARIA BIOSCIENCE CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

(Expressed in U.S. Dollars Except Share Amounts)

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

Liquidity and Going Concern

The Company’s consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”) applicable to a going concern, which assumes the Company will have sufficient funds to meet its financial obligations for a period of at least 12 months from the date of this report.

Since inception, the Company has incurred significant operating and net losses. Net losses attributable to shareholders were $1.8 million and $3.1 million for the six months ended February 29, 2024, and February 28, 2023, respectively. As of February 29, 2024, we had an accumulated deficit of $47.6 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our research and development (R&D) studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

During the six months ended February 29, 2024, the Company has completed the following:

•

Entered into Securities Purchase Agreements whereby on February 16, 2024, the Company issued 1,444,741 shares of common stock and 113,702 pre-funded warrants in a registered direct offering. The Company also sold to investors, warrants to purchase up to 1,558,443 shares of common stock. The combined effective offering price for each share of common stock and accompanying warrant was $2.31. The warrants will expire five years from the issuance date, and have an exercise price of $2.185 per share. The Company also agreed to partially compensate the placement agent through the issuance of warrants to purchase up to 54,546 shares of common stock. The warrants will expire five years from the issuance date, and have an exercise price of $2.8875 per share. The net proceeds to the Company from the registered direct offering was $3.0 million, after deducting placement agent fees and other offering expenses paid by the Company.

Page 7 of 34

•

Entered into a Securities Purchase Agreement whereby on October 3, 2023, the Company issued, to a single healthcare-focused institutional investor, 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also agreed to issue and sell to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share. The net proceeds to the Company from the registered direct offering and concurrent private placement totaled $1.25 million, after deducting placement agent fees and other offering expenses payable by the Company. To date all of the pre-funded warrants have been exercised, resulting in an issuance by the Company of an aggregate 729,058 common shares for gross proceeds of $73.

•

Issued an aggregate of 1,119,250 in common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for the gross proceeds of $1,063,475.

We may offer securities in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans. There is no certainty that future equity or debt financing will be available or that it will be at acceptable terms and the outcome of these matters is unpredictable. A lack of adequate funding may force us to reduce spending, curtail or suspend planned programs or possibly liquidate assets. Any of these actions could adversely and materially affect our business, cash flow, financial condition, results of operations, and potential prospects. The sale of additional equity may result in additional dilution to our stockholders. Entering into additional licencing agreements, collaborations, partnerships, alliances marketing, distribution, or licensing arrangements with third parties to increase our capital resources is also possible. If we do so, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Based on existing cash resources, management believes that current funding will be sufficient to meet the Company’s financial obligations for a period of at least twelve months from the date of this report. In making this assessment, the Company believes that this alleviates any substantial doubt in connection with the Company's ability to continue as a going concern.

2. Significant Accounting Policies

The significant accounting policies of the Company are consistent with those of our audited financial statements on Form 10-K for the year ended August 31, 2023.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements and notes thereto included in our annual report filed on Form 10-K for the year ended August 31, 2023.

Page 8 of 34

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and readily convertible to known cash amounts. The Company had no cash equivalents as of February 29, 2024, or February 28, 2023.

Marketable Securities

The Company’s marketable securities consist of investments in common stock. Investments in equity securities are reported at fair value with changes in unrecognized gains or losses included in other income (loss) on the consolidated statements of operations.

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability.

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

Page 9 of 34

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and impairment and depreciated using the straight-line method over the useful lives of the various asset classes. Laboratory and computer equipment and office furniture are depreciated over 3-10 years. Certain production equipment is depreciated by units of production method. Leasehold improvements are amortized over the term of the related leases, or the economic life of the improvements, whichever is shorter.

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

Page 10 of 34

Research and Development

Research and development costs are expensed as incurred. These expenditures are comprised of both in-house research programs and through third-party contracts including clinical research organizations, consultants, academic and non-profit institutions, contract manufacturing, and other expenses.

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

The Company’s financial instruments consist primarily of cash, marketable securities, accounts receivable and payable as well as accrued liabilities. The carrying amounts of instruments approximate their fair values due to their short maturities or quoted market prices.

The Company’s headquarters and operations are located in Canada which results in exposure to market risks from fluctuations in foreign currency rates. The foreign currency exchange risk is the financial risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk as the impact of rate changes for USD or CAD dollars is not expected to be material.

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of February 29, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$87,699	$87,699	$-	$-	$87,699

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of August 31, 2023.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$125,642	$125,642	$-	$-	$125,642

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

Page 12 of 34

In the six months ended February 29, 2024, two customers accounted for 97% of consolidated revenues. In the six months ended February 29, 2023, two customers accounted for 93% of consolidated revenues.

Commitments and Contingencies

The Company’s policy is to record accruals for any such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. The Company, from time to time, may be subject to legal claims and proceedings related to matters arising in the ordinary course of business. Management has no knowledge of any such material claim against the Company with, at minimum, a reasonable possibility that a material loss may be incurred.

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

Page 13 of 34

4. Accounts and Other Receivables

Accounts receivable at February 29, 2024 and August 31, 2023 consist of the following:

Amounts Receivable	February 29, 2024	August 31, 2023

Territory license fees	$247,760	$24,635
Sales tax	76,319	102,051
Other receivable	33,011	-
Long term receivable	39,494	48,559
	$396,584	$175,245

5. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following at February 29, 2024 and August 31, 2023:

	February 29,	August 31,
	2024	2023
Advertising and conferences	$132,147	$40,342
Consulting	-	331,811
Legal and accounting fees	31,700	36,795
License, filing fees, dues	57,313	15,668
Office and insurance	45,636	97,167
Capital financing	-	25,000
	$266,796	$546,783

6. Intellectual Property, net

A continuity schedule for capitalized patents is presented below:

	February 29,	August 31,
	2024	2023
Balance – beginning	$462,625	$488,462
Addition	97,016	135,862
Impairment	(23,507)	(106,761)
Amortization	(16,881)	(54,938)
Balance – ending	$519,253	$462,625

The Company evaluated its patent portfolio and determined that certain pending applications had been abandoned or will not be pursued. As such, during the six months ended February 29, 2024, the Company recognized an impairment loss of $23,507 related to those abandoned applications.  The Company recognized $16,881 of amortization expense related to patents and licenses in the six-months ended February 29, 2024.

Page 14 of 34

7. Property & Equipment, net

Consists of:

Thursday, February 29, 2024	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$(11,258)	$-	$(259,981)	$-
Computers	70,781	(1,784)	-	(67,940)	2,841
Furniture fixtures equipment	31,126	(1,869)	-	(31,126)	-
Lab equipment	367,424	(12,917)	-	(143,950)	223,474
	$729,312	$(27,828)	$-	$(502,997)	$226,315

August 31, 2023	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$(54,037)	$-	$(248,723)	$11,258
Computers	70,781	(4,732)	-	(66,156)	4,625
Furniture fixtures equipment	31,126	(6,417)	-	(29,257)	1,869
Lab equipment	333,675	(29,986)	33,748	(131,032)	236,391
	$695,563	$(95,172)	$33,748	$(475,168)	$254,143

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at February 29, 2024 and August 31, 2023 consist of the following:

	February 29,	August 31,
	2024	2023
Accounts Payable
Trade payable	$47,657	$225,038
Sales tax payable	7,660	14,903
	$55,318	$239,941

9. Revenues

A breakdown of our revenues by type for the six-months ended February 29, 2024, and February 28, 2023, are as follows:

	Six Months Ended February
	29, 2024	28, 2023

IP Licensing	$289,990	$80,310
B2B	5,388	30,300
Other	900	7,150
	$296,278	$117,760

During the six-month period ended February 29, 2024, and February 23, 2023, the Company recognized B2B product revenues of $5,388 and $30,300, respectively, that relate to sales of our intermediate products for use by B2B customers in their products. Licensing revenue consists of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes royalty fees. The Company recognized $289,990 and $80,310 in licensing revenue in the six months ended February 29, 2024, and February 28, 2023, respectively.

Page 15 of 34

10. Income Taxes

For the six months ended February 29, 2024, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.

11. Common Shares and Warrants

During the six months ended February 29, 2024, the Company entered into Securities Purchase Agreements whereby on February 16, 2024, the Company issued 1,444,741 shares of common stock and 113,702 pre-funded warrants in a registered direct offering. The Company also sold to investors, warrants to purchase up to 1,558,443 shares of common stock. The combined effective offering price for each share of common stock and accompanying warrant was $2.31. The warrants will expire five years from the issuance date, and have an exercise price of $2.185 per share. The Company also agreed to partially compensate the placement agent through the issuance of warrants to purchase up to 54,546 shares of common stock. Such warrants will expire five years from the issuance date, and have an exercise price of $2.8875 per share. The net proceeds to the Company from the registered direct offering was $3.0 million, after deducting placement agent fees and other offering expenses paid by the Company.

On October 3, 2023, the Company entered into a securities purchase agreement with a single healthcare-focused institutional investor to purchase 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also sold to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share. The net proceeds to the Company from the registered direct offering and concurrent private placement were $1.25 million, after deducting placement agent fees and other offering expenses payable by the Company. To date all of the pre-funded warrants have been exercised, resulting in an issuance by the Company of an aggregate 729,058 common shares for gross proceeds of $73.

During the six months ended February 29, 2024, the Company issued an aggregate 1,119,250 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for gross proceeds of $1,063,475 of which $32,110 was being held in the Company’s trust account with the warrant agent at February 29, 2024.

Page 16 of 34

A continuity schedule for warrants for the six months ended February 29, 2024, is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance, August 31, 2023	4,520,483	4.71
Issued	4,074,079	1.26
Exercised	(1,962,010)	0.54
Balance, February 29, 2024	6,632,552	3.82

A summary of warrants outstanding as of February 29, 2024, is presented below:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
60,798	$36.00	.71-.75
317,190	10.50	1.18-1.20
116,667	9.00	1.04
200,000	7.00	0.13
1,719,828	6.58	1.88
986,750	0.95	4.20
1,618,330	0.97	5.09
1,612,989	2.21	4.97
6,632,552	$3.82	3.63

Stock Options

The Company has established an Equity Incentive Plan which was most recently amended by the Company’s shareholders on May 9, 2023. Pursuant to the amendments which were effected on January 18, 2024 when the Company filed a Form S-8 Registration Statement, the Equity Incentive Plan now has an evergreen formula, whereby on January 1 each year commencing January 1, 2024, the number of shares issuable pursuant to the Equity Incentive Plan may be increased to a number equal to up to 10% of the issued share capital on December 31 of the previous year.  The Company has registered an additional 527,111 common shares issuable pursuant to the Equity Incentive Plan, for an aggregate 1,037,544 common shares issuable under the Equity Incentive Plan.  Stock options currently granted must be exercised within five years from the date of grant or such lesser period as determined by the Company’s board of directors. The vesting terms of each grant are also set by the board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant.

Other than the issuance of options as an incentive for engagement, the Company has historically issued options to all of the independent directors, as a group and to its employees and consultants, as a group.  As a result, option issuances are typically no more than two to three times per year.  While the Company does not have a formal policy regulating option issuances, the Company ensures that such option issuances do not occur when material information has not been disclosed to the public and no less than two weeks prior to any quarterly or annual financial statement filing.

Page 17 of 34

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2022	424,836	$6.45
Cancelled/expired	(47,500)	2.98
Granted	69,600	1.75
Balance August 31, 2023	446,936	3.32
Cancelled/expired	(46,000)	2.98
Granted	85,000	1.15
Balance February 29, 2024 (outstanding)	485,936	$2.98	3.10	$400,690
Balance February 29, 2024 (exercisable)	474,186	$2.97	3.11	$400,210

On October 26, 2023, the Company granted 85,000 options to its officers and employees with an exercise price of $1.15 and a term of 5 years. No options were issued to the Company’s officers and employees during the quarter ended February 29, 2024.

The fair value of stock options granted in the six months ended February 29, 2024, were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

February 29, 2024
Expected volatility	92%
Risk-free interest rate	5.03%
Expected life	2.50
Dividend yield	0.00%
Estimated fair value per option	$0.64

Stock-based compensation expense for the six-month period ended February 29, 2024, and February 28, 2023, was $53,953 and $79,302, respectively.

On October 26,2023, the Company granted 85,000 options to its officers and employees with an exercise price of $1.15 and a term of 5 years.

As of February 29, 2024, the total unrecognized non-cash compensation costs are $39,117 related to 11,750 non-vested stock options with a $3.27 weighted average price. These costs are expected to be recognized over a weighted average period of 0.07 years.  All non-vested options are attributable to employees.

Page 18 of 34

12. Commitments, Significant Contracts and Contingencies

Right-of-Use Assets - Operating Lease

The corporate office and R&D laboratory are located in Kelowna, British Columbia, Canada. The related lease was renewed until November 15, 2028.  In addition to minimum lease payments, the lease requires us to pay property taxes and other operating costs which are subject to annual adjustments.

	February 29, 2024	August 31, 2023
Right of use assets - operating leases	$167,446	$52,444
Amortization	(17,449)	(41,564)
Extension-related remeasurement	-	156,566
Total lease assets	$149,997	$167,446

Liabilities:	$163,967	$49,988
Lease payments	(17,922)	(44,814)
Interest accretion	2,840	2,227
Extension-related remeasurement	-	156,566
Total lease liabilities	$148,885	$163,967

Operating lease cost	$156,565	$167,446
Operating cash flows for lease	$17,922	$44,814
Remaining lease term	4.75 Years	5.17 Years
Discount rate	7.25%	7.25%

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of February 29, 2024:

2024	$17,918
2025	37,094
2026	37,345
2027	38,642
2028	38,901
2029	6,483
Thereafter	-
Total lease payments	176,383
Less: imputed interest	(27,497)
Present value of operating lease liabilities	148,886
Less: current obligations under leases	(26,399)
Total	$122,487

Page 19 of 34

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

Six Months Ended February 29, 2024	IP Licensing		B2B Product	R&D	Corporate	Consolidated Total
Revenue		$289,990	$5,388	$900	$-	$296,278
Cost of goods sold		$-	$(4,822)	$-	$-	$(4,822)
Operating expenses		$(345)	$(1,354)	$(820,270)	$(1,400,223)	$(2,222,192)
Other Income(Expense)	$		$-	$-	$(30,624)	$(30,624)
Segment loss		$289,645	$(788)	$(819,370)	$(1,430,847)	$(1,961,360)

Total assets		$98,877	$63,573	$491,551	$5,698,042	$6,352,043

Six Months Ended February 28, 2023	IP Licensing		B2B Product	R&D	Corporate	Consolidated Total
Revenue		$80,310	$30,300	$7,150	$-	$117,760
Cost of goods sold		$-	$(18,753)	$-	$-	$(18,753)
Operating expenses		$(45,758)	$(183,030)	$(1,525,667)	$(1,363,596)	$(3,118,051)
Other Income(Expense)	$		$-	$-	$(60,900)	$(60,900)
Segment loss		$34,552	$(171,483)	$(1,518,517)	$(1,424,496)	$(3,079,944)

Total assets		$114,546	$72,929	$1,518,517	$3,148,987	$4,854,979

14. Subsequent Events

Subsequent to the six months ended February 29, 2024, the Company issued an aggregate 498,000 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for gross proceeds of $473,100.

On March 14, 2024, the Company appointed Nelson Cabatuan as its Chief Financial Officer and issued an aggregate of 200,000 stock options having an exercise price of $2.93 with vesting over a three-year period.

Page 20 of 34

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

Company Overview

Lexaria’s DehydraTECH patented technology is a drug delivery platform technology that provides more predictable time of delivery of Active Pharmaceutical Ingredients (“API”) into the bloodstream and brain tissue. Based on R&D studies completed in animals and humans, DehydraTECH has been shown to improve the delivery of bioactive compounds into the bloodstream, lowers overall dosing, and is highly effective in API delivery available in a range of formats from oral ingestible to oral buccal/sublingual to topical products. DehydraTECH substantially improves the rapidity and quantity of API transport to the blood plasma and brain using the body’s natural process for distributing fatty acids via oral ingestion. This technology extends across many categories beyond the primary pharmaceutical focus of the Company, from foods and beverages to cosmetic products and nutraceuticals.

Lexaria is advancing several R&D activities in preclinical as well as on-going and planned future clinical programs.  During the quarter ended February 29, 2024, Lexaria provided its final results from its human pilot study to investigate whether DehydraTECH-enhanced Rybelsus™ could offer greater benefits than Rybelsus on its own.  As announced on January 4, 2024, our final findings found even more pronounced results than in the first half of the study that DehydraTECH-enhanced Rybelsus confirming:  sustained higher levels of semaglutide in blood; faster achievement of peak drug delivery; reduced side effects; sustained lower levels of blood glucose and lowered blood-glucose spike after eating. In January 2024, we announced a comprehensive planned applied research program to thoroughly evaluate DehydraTECH for the improved delivery of GLP-1 drugs, designed to support prospective commercial partnering with the global pharmaceutical companies.

Page 21 of 34

Further, during the six months ended February 29, 2024, Lexaria filed its Investigational New Drug (IND) application with the US Food and Drug Administration (the “FDA”) for its planned phase 1b hypertension clinical trial for its DehydraTECH-CBD drug product.  Upon responding to certain inquires of the FDA, Lexaria received a Study May Proceed letter from the FDA on February 29, 2024, enabling Lexaria to proceed with conducting A Phase 1b Randomized, Double-Blind, Placebo-Controlled Study of the Safety, Pharmacokinetics, and Pharmacodynamics of DehydraTECH-CBD in Subjects with Stage 1 or Stage 2 Hypertension, subject to raising sufficient funding, and satisfying certain other FDA-requested conditions.

The Company entered into Securities Purchase Agreements with investors whereby on February 16, 2024, the company issued 1,444,741 shares of common stock and 113,702 pre-funded warrants in a registered direct offering. The Company also agreed to issue and sell to investors warrants to purchase up to 1,558,443 shares of common stock. In addition, the Company also agreed to partially compensate the placement agent through the issuance of warrants to purchase up to 54,546 shares of common stock. The net proceeds to the Company from the registered direct offering and concurrent private placement totaled $3.0 million, after deducting placement agent fees and other offering expenses paid by the Company.

During the six months ended February 29, 2024, the Company issued an aggregate 1,119,250 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for gross proceeds of $1,063,475.

Patents

Our current patent portfolio includes patent family applications or grants pertaining to Lexaria’s method of improving bioavailability and taste, and the use of DehydraTECH as a delivery platform, orally or topically, for a wide variety of APIs encompassing cannabinoids; fat soluble vitamins; NSAIDs pain medications; antiviral drugs; nicotine and its analogs, and a host of other bioactive compounds. The pending and granted patents also cover a range of therapeutic use methods for DehydraTECH formulations as well as the DehydraTECH manufacturing and processing methods used to combine fatty acids with active pharmaceutical ingredients. This includes heating and drying methods and use of excipients and substrates.

The Company currently has several applications pending worldwide and due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. We continue to investigate national and international opportunities to investigate expansions and additions to our intellectual property portfolio. Patents have been filed specifically for the use of DehydraTECH with cannabinoids for the treatment of heart disease and hypertension to support our anticipated IND application with the FDA, and for treatment of epilepsy.  Applications have also been filed and are pending but not yet published for the use of DehydraTECH with other bioactive ingredients of interest to Lexaria.

We will continue to seek beneficial acquisitions of intellectual property if and when we believe it is advisable to do so. Due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed or patents issued.

Subsequent to the six months ended February 29, 2024, the Company was granted US Patent 11,931,369 and US Patent 11,944,635 both being in the Company’s patent family #24 for Compositions and Methods for Treating Epilepsy.

Page 22 of 34

Below we summarize Lexaria’s allowed/granted patents.

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	#1 Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
AU 2015274698	06/15/2017
AU 2017203054	08/30/2018
AU 2018202562	08/30/2018
AU 2018202583	08/30/2018
AU 2018202584	01/10/2019
AU 2018220067	07/30/2019
EP 3164141	11/11/2020
JP 6920197	07/28/2021
CDN 2949369	06/13/2023
AU 2016367036	07/30/2019	#2 Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
JP 6963507	10/19/2021
MX 388 203 B	11/26/2021
AU 2016367037	08/15/2019	#3 Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents
IN 365864	04/30/2021
JP 6917310	07/21/2021
MX 390001	02/10/2022
JP 7232853	02/22/2023
CDN 2984917	09/26/2023
CDN 3093414	12/13/2022	#6 Transdermal and/or Dermal Delivery of Lipophilic Active Agents
JP 7112510	07/26/2022	#7 Lipophilic Active Agent Infused Compositions with Reduced Food Effect
AU 2019256805	06/16/2022	#8 Compositions Infused with Nicotine Compounds and Methods of Use Thereof
CDN 3096580	05/23/2023
CDN 3111082	08/29/2023	#14 Lipophilic Active Agent Infused Tobacco Leaves and/or Tobacco Materials and Methods of Use Thereof
US 11,311,559	04/26/2022	#18 Compositions and Methods for Enhanced Delivery of Antiviral Agents
AU 2021261261	03/23/2023
JP 7415045	01/05/2024
US 11,700,875	07/18/2023	#20 Compositions and Methods for Sublingual Delivery of Nicotine
CDN 3196911	12/05/2023
US 11,666,544	06/06/2023	#21 Compositions and Methods for Treating Hypertension
US 11,666,543	06/06/2023
US 11,931,369	03/19/2024	#24 Compositions and Methods for Treating Epilepsy
US 11,944,635	04/02/2024

Page 23 of 34

Research & Development

Lexaria is advancing several R&D activities in both preclinical and clinical programs. Currently, our primary research programs are the investigation of optimal formulations of DehydraTECH-enhanced glucagon-like peptide-1 (“GLP-1”) and glucose-dependent insulinotropic polypeptide (“GIP”) drugs as well as the investigation of cannabidiol (“CBD”) for the reduction of hypertension leading to a recently cleared IND application by the U.S. FDA.  Other programs have included DehydraTECH formulation development and testing with nicotine for reduced-risk oral pouches and prospective nicotine replacement therapy, human hormones, CBD for diabetes, dementia, seizures and others. From time to time the Company will engage in contract R&D for third parties who are interested in evaluating DehydraTECH in their products.

Hypertension Phase 1b IND Trial HYPER-H23-1

The FDA provided Lexaria with a positive written response on August 10, 2022, from our pre-IND meeting regarding DehydraTECH-CBD for the treatment of hypertension. The FDA confirmed that it had agreed with Lexaria’s proposal to pursue a 505(b)(2) new drug application (“NDA”) regulatory pathway for our program. On January 29, 2024, Lexaria submitted its IND application with the FDA and it received a Study May Proceed letter from the FDA on February 29, 2024. Manufacturing IND drug product batches has been performed through our third-party contract manufacturer, in compliance with current Good Manufacturing Practice (“cGMP”) regulations as mandated by the FDA, including stability testing.  We will continue to manufacture additional drug product batches though our third-party contract manufacturer in the future as we perform additional clinical studies. We have begun certain administrative study start-up tasks associated with preparation to perform study HYPER-H23-1 when ready to be initiated following the satisfaction of certain FDA conditions and raising sufficient funding.

Diabetes and Weight Loss Management Investigation

During the quarter ended February 29, 2024, Lexaria completed its initial investigational study to examine DehydraTECH-enhanced GLP-1 for prospective improvement in diabetes and weight loss management applications.  The initial investigation (Human Pilot Study #1) was an investigator-initiated pilot study of the GLP-1 drug semaglutide with seven (7) healthy volunteers comparing performance of a DehydraTECH-semaglutide oral capsule formulation to that of commercially available Rybelsus® tablets.  For purposes of this initial study, the DehydraTECH-semaglutide composition was compound formulated using Rybelsus tablets as the semaglutide source input.  As noted in our press releases issued on November 27 and 28, 2023, interim study findings showed that the DehydraTECH-semaglutide capsules sustained higher levels of semaglutide in blood; had faster achievement of peak drug delivery; had reduced incidence of moderate to severe side effects; sustained lower levels of blood glucose and lowered blood-glucose spike after eating.  On January 4, 2024, upon conclusion of the study and full dataset analysis, the final study findings built upon the previously released interim findings evidencing that DehydraTECH-semaglutide produced even more pronounced and sustained higher levels of semaglutide in blood and lower levels of blood glucose and lowered blood-glucose spike after eating, while continuing to demonstrate reduced incidence of moderate to severe side effects.

In January 2024, we announced a comprehensive planned applied animal and human clinical research and development program to thoroughly evaluate DehydraTECH for the improved delivery of GLP-1 and GIP drugs, designed to support prospective commercial partnering with global pharmaceutical companies. The objective of the new planned studies is to help determine the commercial applicability of DehydraTECH to at least two GLP-1 drugs (semaglutide and liraglutide) and one dual action GLP-1/GIP drug (tirzepatide) which together produced billions of dollars of revenue to their owners, as reported in their most recent financial statements. The new planned studies to be undertaken are as follows:

Page 24 of 34

Chronic Dosing Animal Study (WEIGHT-A24-1)

Targeted start of April 2024. This will be an obese rat diabetic-conditioned study similar to a previous Lexaria study (DIAB-A22-1), with approximately 12 study arms and 6-10 animals per arm. The study is expected to run for 12 weeks in each arm to allow time to study weight loss, PK, and blood sugar control over time, followed by full data analysis and reporting. Varied DehydraTECH formulations of semaglutide and liraglutide, alone and together with DehydraTECH-CBD, will be evaluated, to be compared to commercially available Rybelsus®. We also expect to be evaluating DehydraTECH-processed semaglutide with and without the salcaprozate sodium "SNAC" technology currently found within Rybelsus® tablets.

Human Pilot Study #2 (GLP-1-H24-2)

Targeted start of April/May 2024. This human pilot study in up to 8 healthy volunteers, will study a single dose of oral ingested DehydraTECH-semaglutide capsules in a similar design but different formulation to Human Pilot Study #1, to be compared to commercially available Rybelsus®. We also intend to study an oral dissolvable DehydraTECH-semaglutide tablet formulation (dissolvable into sublingual/buccal tissue) to determine whether GLP-1 drug absorption via this route is effective and well tolerated as an alternative to the conventional oral ingestible route which often presents with gastrointestinal side effect issues. Tolerability, PK, and blood sugar control will all be evaluated. The DehydraTECH compositions for this study will be compound-formulated using commercially available Rybelsus® tablets as the semaglutide input material.

Human Pilot Study #3 (GLP-1-H24-3)

Targeted start in May/June, 2024. This human pilot study in up to 8 healthy human volunteers will study a single daily dose of oral ingested DehydraTECH-tirzepatide capsules (to be compound-formulated using Zepbound® by Eli Lilly) administered over a seven-day period compared to commercially available Zepbound® to evaluate tolerability, PK, and blood sugar. Zepbound® is currently administered by injection only and will be used as the tirzepatide input material for production of the DehydraTECH-tirzepatide capsules to be studied. Importantly, this study will evaluate DehydraTECH effectiveness in humans with a dual action GLP-1 + GIP drug while also doing so without the SNAC ingredient found in the Rybelsus® semaglutide composition from Human Pilot Studies #1 and #2.

Chronic Dosing Human Study (GLP-1-H24-4)

Targeted start Q3, 2024. This chronic human study in 60 to 80 obese, pre-diabetic and/or type-2 diabetic human volunteers/patients will dose daily using oral DehydraTECH capsules for 12 weeks and will evaluate tolerability, PK, weight loss, blood sugar levels and more. The primary goal of this study will be to compare DehydraTECH-processed semaglutide capsules to DehydraTECH-CBD capsules alone - and together in combination - relative to a placebo control over an extended period of time. Inclusion of DehydraTECH-CBD in this study will be undertaken to determine if the improvements in glycemic control and weight loss witnessed in Lexaria's previous animal study DIAB-A22-1 are evidenced in humans.

Long Term Stability Testing

Lexaria plans to study the chemical and microbiological purity and stability of select DehydraTECH compositions that it prepares for the above planned upcoming animal and human studies over an extended duration of 6-12 months. Along with improved tolerability, PK and efficacy performance, long term stability is crucial if oral variants of GLP-1 / GIP drugs are to be seriously considered as replacements for currently injectable versions of these drugs.

Page 25 of 34

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

Funding Requirements

We anticipate that our expenditures will increase in connection with our ongoing R&D program, specifically with respect to our animal and human clinical trials of our DehydraTECH formulations for the purposes of our investigations with GLP-1 drugs and treating hypertension.  As we move forward with our planned R&D studies in 2024, we anticipate that our expenditures will further increase and accordingly, we expect to incur increased operating losses and negative cash flows for the foreseeable future.

Through February 29, 2024, we have funded our operations primarily through the proceeds from the sale of common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $1,837,771 and $3,079,944 for the six months ended February 29, 2024, and February 28, 2023, respectively.

The continuation of Lexaria as a going concern depends on raising additional capital and/or attaining and maintaining profitable operations. The accompanying financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.  The recurring losses from operations and net capital deficiency may raise substantial doubt about the Company’s ability to continue as a going concern within one year following the date that these consolidated financial statements are issued.

Page 26 of 34

During the six months ended February 29, 2024, the Company has completed the following:

•

Entered into Securities Purchase Agreements whereby on February 16, 2024, the Company issued 1,444,741 shares of common stock and 113,702 pre-funded warrants in a registered direct offering. The Company also sold to investors, warrants to purchase up to 1,558,443 shares of common stock. The combined effective offering price for each share of common stock and accompanying warrant was $2.31. The warrants will expire five years from the issuance date, and have an exercise price of $2.185 per share. The Company also agreed to partially compensate the placement agent through the issuance of warrants to purchase up to 54,546 shares of common stock. The warrants will expire five years from the issuance date, and have an exercise price of $2.8875 per share. The net proceeds to the Company from the registered direct offering was $3.0 million, after deducting placement agent fees and other offering expenses paid by the Company.

•

Entered into a Securities Purchase Agreement whereby on October 3, 2023, the Company issued, to a single healthcare-focused institutional investor, 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also agreed to issue and sell sold to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share. The net proceeds to the Company from the registered direct offering and concurrent private placement totaled $1.25 million, after deducting placement agent fees and other offering expenses payable by the Company. To date all of the pre-funded warrants have been exercised, resulting in an issuance by the Company of an aggregate 729,058 common shares.

•

Issued an aggregate of 1,119,250 in common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for the gross proceeds of $1,063,475.

We have performed a review of our cash flow forecast and have concluded that funds on hand, combined with those expected from executed license agreements, will be sufficient to meet the Company's financial obligations for the twelve-month period following the filing of these consolidated financial statements on Form 10-Q.

Results of Operations for the Period Ended February 29, 2024, and February 28, 2023

Our net loss for the six months ended for the respective items are summarized as follows:

	February 29,	February 28,
	2024	2023	Change

Revenues	$296,278	$117,760	$178,518
Cost of goods sold	(4,822)	(18,753)	13,931
Research and development	(820,270)	(1,525,667)	705,397
Consulting fees and salaries	(431,763)	(627,475)	195,712
Legal and professional	(361,405)	(197,650)	(163,755)
Other general and administrative	(485,165)	(767,259)	282,094
Other income (loss)	(30,624)	(60,900)	30,276
Net Loss	$(1,837,771)	$(3,079,944)	$1,242,173

Page 27 of 34

Revenue

Fees from intellectual property licensing increased by $209,680 while B2B sales decreased by $24,912 with other sales lower by $6,250 year-over year due mainly to an increase in minimum fees earned within our licensee contract and reducing the emphasis on pursuit of B2B clients as we move toward pharmaceuticals.

Research and Development

Expenditures on R&D decreased by $705,397 year-over year for the period ended February 29, 2024, due mainly to the completion of the manufacturing of its DehydraTECH-CBD drug to treat hypertension and the completion of various R&D studies in the areas of prospective nicotine replacement therapy, CBD for diabetes and seizures. Lexaria continues with applied development and programs in our pharmaceutical division with our primary focus being on optimization of DehydraTECH formulations of GLP-1 drugs as well as advancing our DehydraTECH-CBD drug to treat hypertension.

Consulting Fees and Salaries

In the six months ended February 29, 2024, consulting fees and salaries decreased by $195,712, primarily due to the negotiation of reduced fees and the completion of work or cancellation of contracts with certain consultants, as well as the loss of two permanent full-time employees.

Legal and Professional Fees

Our legal and professional fees increased by $163,755 during the period compared to the same prior year period due to increased patent filings and the utilization of additional legal advisory services. The increase also reflects increased accounting and legal fees related to financing activities in the period.

General and Administrative

Our other general and administrative expenses decreased overall by $282,094 during the period ended February 29, 2024, over the same period last year.  Advertising and promotion decreased by $232,035 as we scaled back our efforts to bring the results of the Company’s R&D programs to the attention of various industry sectors and to the scientific and investment communities.

Liquidity and Financial Condition

Working Capital	February 29,	August 31,
	2024	2023

Current assets	$5,416,984	$2,151,213
Current liabilities	(81,717)	(267,735)
Net Working Capital	$5,335,267	$1,883,478

Page 28 of 34

Cash Flows	February 29,	February 28,
	2024	2023
Cash flows used in operating activities	$(1,801,267)	$(2,473,590)
Cash flows used in investing activities	(97,016)	(67,526)
Cash flows used in financing activities	5,272,206	-
Effect of exchange rate changes on cash	(20,626)	-
Net change in cash for the period	$3,353,297	$(2,541,116)

Operating Activities

Net cash used in operating activities was approximately $1.8 million for the six months ended February 29, 2024, compared with $2.5 million during the same period in 2023. The decrease relates primarily to a lower net loss of $1.2 million as we completed manufacturing of our DehydraTECH-CBD drug to treat hypertension and the completion of various R&D studies in the areas of prospective nicotine replacement therapy, CBD for diabetes and seizures, largely offset by as the net increase in working capital $521,972.

Investing Activities

Net cash used in investing activities during the six months ended February 29, 2024, compared to the six months ended February 28, 2023, increased by $29,490 due to increased spending on prosecution of intellectual property.

Financing Activities

Net cash from financing activities during the six months ended February 29, 2024, was $5,272,206. The increase relates to net proceeds from the sale of common share and warrant of $4,208,731 and warrant exercises of $1,063,475.

Liquidity and Capital Resources

Since inception, the Company has incurred significant operating and net losses.  Net losses attributable to shareholders were $1.8 million and $3.1 million for the six months ended February 29, 2024, and February 28, 2023, respectively.  As of February 29, 2024, we had an accumulated deficit of $47.6 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

Page 29 of 34

During the six months ended February 29, 2024, the Company has completed the following:

•

Entered into Securities Purchase Agreements whereby on February 16, 2024, the Company issued 1,444,741 shares of common stock and 113,702 pre-funded warrants in a registered direct offering. The Company also sold to investors, warrants to purchase up to 1,558,443 shares of common stock. The combined effective offering price for each share of common stock and accompanying warrant was $2.31. The warrants will expire five years from the issuance date, and have an exercise price of $2.185 per share. The Company also agreed to partially compensate the placement agent through the issuance of warrants to purchase up to 54,546 shares of common stock. The warrants will expire five years from the issuance date, and have an exercise price of $2.8875 per share. The net proceeds to the Company from the registered direct offering was $3.0 million, after deducting placement agent fees and other offering expenses paid by the Company.

•

Entered into a Securities Purchase Agreement whereby on October 3, 2023, the Company issued, to a single healthcare-focused institutional investor, 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also agreed to issue and sell sold to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share. The net proceeds to the Company from the registered direct offering and concurrent private placement  totaled $1.25 million, after deducting placement agent fees and other offering expenses payable by the Company. To date all of the pre-funded warrants have been exercised, resulting in an issuance by the Company of an aggregate 729,058 common shares for gross proceeds of $73.

•

Issued an aggregate of 1,119,250 in common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for the gross proceeds of $1,063,475.

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

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern. As of February 29, 2024, the Company had cash and cash equivalents of approximately $4.7 million to settle $81,717 in current liabilities. We have performed a review of our cash flow forecast and have concluded that our existing cash, combined with those expected from executed license agreements, will be sufficient to meet the Company's financial obligations for the twelve-month period following the filing of these consolidated financial statements on Form 10-Q.

Page 30 of 34

Item 3. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial and Accounting Officer) to allow for timely decisions regarding required disclosure.

As of February 29, 2024, the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 29, 2024.

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

Changes in Internal Control over Financial Reporting

During the quarter ended February 29, 2024, our controls and controls processes remained consistent with August 31, 2023. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2024, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

The risks associated with our business, common stock and other factors are those described in the Form 10-K for the year ended August 31, 2023, as filed with the SEC on November 20, 2023.

Item 2. 10b5-1 Trading Plans

Our Insider Trading Policy provides that our insiders, employees and consultants may enter into trading plans to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  During the fiscal quarter ended February 29, 2024, none of the Company’s insiders had entered into a 10b5-1 trading plan.

Item 3. Exhibits, Financial Statement Schedules

a) Financial Statements

1) Financial statements for our Company are listed in the index under Item 1 of this document.

2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Page 32 of 34

b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference as Exhibit 3.1 to our Registration Statement on Form S-1 filed June 3, 2020)
3.2	Bylaws (incorporated by reference as Exhibit 3.2 to our Registration Statement on Form S-1 filed June 3, 2020)
3.3	Amended and Restated Articles of Incorporation (Filed on Form 8-K January 14, 2021 Exh. 3.1)
3.4	Second Amended and Restated Bylaws (incorporated by reference as Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
3.5	Amended and Restated Bylaws (Filed on Form S-1 June 3, 2020 Exh 3.4)
3.6	Amendment to Articles of Incorporation – Share Consolidation (Filed on Form 8-K June 23, 2009 Exh 3.1)
3.7	Amendment to Articles of Incorporation – Share Expansion (incorporated by reference as Exhibit 3.5 to our Registration Statement on Form S-1 filed June 3, 2020)
3.8	Amendment to Articles of Incorporation –Share Forward Split (Filed on Form 8-K December 16th, 2015 Exh 3.1)
3.9	Amendment to Articles of Incorporation – Name Change (Filed on Form 8-K May 11th, 2016 Exh 99.1)
(4)	Instruments Defining the Rights of Security Holders
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 16, 2024)
4.2	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed February 16, 2024)
4.3	Form of Agent Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 16, 2024)
(10)	Material Contracts
10.1

Engagement Agreement by and between the Company and H.C. Wainwright & Co., LLC, dated February 12, 2024  (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed February 16, 2024)

10.2

Engagement Agreement Amendment  by and between the Company and H.C. Wainwright & Co., LLC, dated February 12, 2024  (incorporated by reference to Exhibit 1.2 to our Current Report on Form 8-K filed February 16, 2024)

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2024)
10.4	Form of Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to our Form S-8 Registration Statement filed on January 18, 2024)
10.5	Executive Employment Agreement with Nelson Cabatuan dated March 14, 2024
10.6	Amended and Restated Intellectual Property License Agreement with Premier Anti-Aging Co., Ltd. dated March 15, 2024
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Christopher Bunka CEO, Chairman and Director (Principal Executive Officer) Date: April 9, 2024

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka
Christopher Bunka CEO, Chairman and Director (Principal Executive Officer) Date: April 9, 2024

By:	/s/ Nelson Cabatuan
Nelson Cabatuan Chief Financial Officer (Principal Financial and Accounting Officer) Date: April 9, 2024

Page 34 of 34