Form 10-Q
period 2024-05-31
Lexaria Bioscience Corp.
filed 2024-07-12
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-52138

LEXARIA BIOSCIENCE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2000871
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

#100 – 740 McCurdy Road, Kelowna BC Canada	V1X 2P7
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: 1.250.765.6424

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001	LEXX	The NASDAQ Capital Market
Warrants	LEXXW	The NASDAQ Capital Market

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

15,810,205 common shares as of July 12, 2024

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars except shares amount)
(Unaudited)

	May 31,	August 31,
	2024	2023
ASSETS
Current
Cash	$8,459,081	$1,352,102
Marketable securities	46,307	125,642
Accounts receivable	208,445	126,686
Prepaid expenses and other current assets	379,546	546,783
Total Current Assets	9,093,379	2,151,213

Non-current assets, net
Long-term receivables	63,575	48,559
Right of use assets	143,316	167,446
Intellectual property, net	498,878	462,625
Property & equipment, net	219,289	254,143
Total Non-current Assets	925,058	932,773

TOTAL ASSETS	$10,018,437	$3,083,986

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$128,788	$239,941
Lease liability, current	27,260	27,794
Total Current Liabilities	156,048	267,735

Lease liabilities - non-current	115,327	136,173

TOTAL LIABILITIES	$271,375	$403,908

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share
Common shares issued and outstanding: 15,810,205 and 8,091,650 at May 31, 2024, and August 31, 2023, respectively.	$15,810	$8,091
Additional paid-in capital	59,502,668	48,799,454
Accumulated deficit	(49,373,982)	(45,763,427)
Accumulated other comprehensive loss	(21,866)	-
Equity attributable to shareholders of Lexaria	10,122,630	3,044,118
Non-controlling interest	(375,568)	(364,040)
Total Stockholders' Equity	9,747,062	2,680,078
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,018,437	$3,083,986

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2024	2023	2024	2023

Revenue	$84,000	$77,707	$380,278	$195,467
Cost of goods sold	-	12,747	4,822	31,500
Gross profit	84,000	64,960	375,456	163,967

Operating expenses
Research and development	573,089	1,640,648	1,393,359	3,166,315
General and administrative	1,253,830	825,177	2,532,163	2,417,561
Total operating expenses	1,826,919	2,465,825	3,925,522	5,583,876

Loss from operations	(1,742,919)	(2,400,865)	(3,550,066)	(5,419,909)

Other income (loss)
Interest income	-	15,443	7,318	34,174
Unrealized gain (loss) on marketable securities	(41,393)	1,856	(79,335)	(77,775)
Total other income (loss)	(41,393)	17,299	(72,017)	(43,601)

Net loss	$(1,784,312)	$(2,383,566)	$(3,622,083)	$(5,463,510)
Less: Net loss attributable to non-controlling interest	(2,619)	(12,061)	(11,528)	(37,930)
Net loss attributable to Lexaria shareholders	$(1,781,693)	$(2,371,505)	$(3,610,555)	$(5,425,580)

Other comprehensive income
Foreign currency translation adjustment	(1,240)	-	(21,866)	-
Total comprehensive loss	$(1,782,933)	$(2,371,505)	$(3,632,421)	$(5,425,580)
Basic and diluted loss per share	(0.13)	(0.37)	(0.32)	(0.89)

Weighted average number of common shares outstanding
- Basic and diluted	13,855,202	6,440,998	11,274,845	6,116,126

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended May 31, 2024 and 2023
(Expressed in US Dollars)
(Unaudited)

	May 31,	May 31,
	2024	2023
Cash flows used in operating activities
Net loss	$(3,622,083)	$(5,463,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	395,726	160,748
Depreciation and amortization	59,783	74,469
Impairment loss	57,836	-
Noncash lease expense	24,130	30,882
Unrealized loss on marketable securities	79,335	77,775
Lease accretion	5,501	1,961
Change in operating assets and liabilites
Accounts receivable	(81,759)	29,500
Inventory	-	43,069
Prepaid expenses and deposits	167,237	(52,979)
Accounts payable and accrued liabilities	(111,153)	872,138
Operating lease liability	(26,881)	(33,610)
Long-term receivables	(15,016)	-
Net cash used in operating activities	$(3,067,344)	$(4,259,557)

Cash flows used in investing activities
Additions in intellectual property	(119,018)	(67,425)
Purchase of equipment	-	(33,748)
Net cash used in investing activities	$(119,018)	$(101,173)

Cash flows from financing activities
Proceeds from shares sold for cash	4,208,731	1,711,418
Proceeds from exercise of stock options and warrants	6,106,476	-
Net cash from financing activities	$10,315,207	$1,711,418

Effect of exchange rate changes on cash	(21,866)	-
Net change in cash for the period	7,106,979	(2,649,312)
Cash at beginning of period	1,352,102	5,813,218
Cash at end of period	$8,459,081	$3,163,906

Supplemental information of cash flows:
Income taxes paid in cash	$-	$8,214
Remeasurement of operating lease right of use assets and liabilities	$-	$156,565

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended May 31, 2024, and 2023
(Expressed in US Dollars except share amounts)
(Unaudited)

					Accumulated
	Common Stock		Additional Paid-in		Other Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Balance August 31, 2023	8,091,650	$8,091	$48,799,454	$(45,763,427)	-	$(364,040)	$2,680,078
Stock issued in equity offering	889,272	889	1,246,829	-	-	-	1,247,718
Stock issued from exercise of warrants	1,330,719	1,331	570,320	-	-	-	571,651
Foreign currency translation adjustment	-	-	-	-	4,372	-	4,372
Stock based compensation	-	-	53,953	-	-	-	53,953
Net loss	-	-	-	(1,179,323)	-	-	(1,179,323)
Non-controlling interest	-	-	-	-	-	(5,715)	(5,715)
Balance November 30, 2023	10,311,641	$10,311	$50,670,556	$(46,942,750)	$4,372	$(369,755)	$3,372,734
Stock issued in equity offering	1,444,741	1,445	2,959,568	-	-	-	2,961,013
Stock issued from exercise of warrants	631,291	632	491,192	-	-	-	491,824
Foreign currency translation adjustment	-	-	-	-	(24,998)	-	(24,998)
Net loss	-	-	-	(649,539)	-	-	(649,539)
Non-controlling interest	-	-	-	-	-	(3,194)	(3,194)
Balance February 29, 2024	12,387,673	12,388	54,121,316	(47,592,289)	(20,626)	(372,949)	6,147,840
Stock issued from exercise of warrants	3,420,032	3,420	5,036,707	-	-	-	5,040,127
Stock issued from exercise of options	2,500	2	2,872	-	-	-	2,874
Foreign currency translation adjustment	-	-	-	-	(1,240)	-	(1,240)
Stock based compensation	-	-	341,773	-	-	-	341,773
Net loss	-	-	-	(1,781,693)	-	-	(1,781,693)
Non-controlling interest	-	-	-	-	-	(2,619)	(2,619)
Balance May 31, 2024	15,810,205	15,810	59,502,668	(49,373,982)	(21,866)	(375,568)	9,747,062

Balance August 31, 2022	5,950,998	$5,951	$47,041,481	$(39,098,528)	$-	$(316,414)	$7,632,490
Stock based compensation	-	-	68,776	-	-	-	68,776
Net loss	-	-	-	(1,755,944)	-	-	(1,755,944)
Non-controlling interest	-	-	-	-	-	(13,362)	(13,362)
Balance November 30, 2022	5,950,998	$5,951	$47,110,257	$(40,854,472)	$-	$(329,776)	$5,931,960
Shares issued for services	-	-	10,526	-	-	-	10,526
Net loss	-	-	-	(1,298,131)	-	-	(1,298,131)
Non-controlling interest	-	-	-	-	-	(12,507)	(12,507)
Balance February 28, 2023	5,950,998	$5,951	$47,120,783	$(42,152,603)	$-	$(342,283)	$4,631,848
At The Market financing	34,652	34	110,987	-	-	-	111,021
S-1 financing	2,106,000	2,106	1,598,291	-	-	-	1,600,397
Stock based compensation	-	-	81,446	-	-	-	81,446
Net loss	-	-	-	(2,371,505)	-	-	(2,371,505)
Non-controlling interest	-	-	-	-	-	(12,061)	(12,061)
Balance May 31, 2023	8,091,650	$8,091	$48,911,507	$(44,524,108)	$-	$(354,344)	$4,041,146

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2024

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

Since inception, the Company has incurred significant operating and net losses. Net losses attributable to shareholders were $3.6 million and $5.5 million for the nine-months ended May 31, 2024, and 2023, respectively. As of May 31, 2024, we had an accumulated deficit of $49.4 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our research and development (R&D) studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

During the nine-months ended May 31, 2024, the Company has completed the following:

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

•

Entered into a Securities Purchase Agreement whereby on October 3, 2023, the Company issued, to a single healthcare-focused institutional investor, 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also agreed to issue and sell to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share. The net proceeds to the Company from the registered direct offering and concurrent private placement totaled $1.25 million, after deducting placement agent fees and other offering expenses payable by the Company. To date all of the pre-funded warrants have been exercised, resulting in the issuance by the Company of an aggregate 729,058 common shares for gross proceeds of $73.

•	Issued common shares pursuant to the exercise of the following warrants:

o	1,622,250 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for gross proceeds of $1,541,137;
o	1,618,330 common shares pursuant to the exercise of warrants that were issued under our October 3, 2023, financing, at an exercise price of $0.97 per share for gross proceeds of $1,569,780;
o

729,058 common shares pursuant to the exercise of pre-funded warrants that were issued under our October 3, 2023, financing, at an exercise price of $0.0001 per share for gross proceeds of $73 dollars;

o	1,298,702 common shares pursuant to the exercise of warrants that were issued under our February 16, 2024, financing, at an exercise price of $2.185 per share for gross proceeds of $2,837,664; and
o

113,702 common shares pursuant to the exercise of pre-funded warrants that were issued under our February 16, 2024, financing, at an exercise price of $0.0001 per share for gross proceeds of $11 dollars.

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

Basis of Consolidation

These unaudited interim consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries; Lexaria CanPharm ULC, Lexaria CanPharm Holding Corp., PoViva Corp., Lexaria Hemp Corp., Kelowna Management Services Corp., Lexaria Nutraceutical Corp., and Lexaria Pharmaceutical Corp., and our 83.333% owned subsidiary Lexaria Nicotine LLC with the remaining 16.667% owned by Altria Ventures Inc. an indirect wholly owned subsidiary of Altria Group, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and readily convertible to known cash amounts. The Company had no cash equivalents as of May 31, 2024, or May 31, 2023.

Marketable Securities

The Company’s marketable securities consist of investments in common stock. Investments in equity securities are reported at fair value with changes in unrecognized gains or losses included in other income (loss) on the consolidated statements of operations.

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability.

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

Intellectual Property Expenses

Non-capitalizable costs associated with intellectual property-related matters are expensed as incurred and included in general and administrative expenses within the consolidated statements of operations and comprehensive loss.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets to an amount whose realization is more likely than not.

Fair Value Measurements

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

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of May 31, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$46,307	$46,307	$-	$-	$46,307

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of August 31, 2023.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$125,642	$125,642	$-	$-	$125,642

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

In the nine-months ended May 31, 2024, two customers accounted for 98% of consolidated revenues. In the nine-months ended May 31, 2023, four customers accounted for 88% of consolidated revenues.

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

3. Recent Accounting Guidance

Recently Adopted Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This Accounting Standards Update represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. The Company has determined that it has met the criteria of a smaller reporting company ("SRC") as of November 15, 2019. As such, ASU 2019-10, Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases: Effective Dates amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company adopted ASU 2016-13 effective September 1, 2023, and determined that its impact on the accompanying consolidated financial statements is immaterial.

Accounting Pronouncements Not Yet Adopted

In March 2024, the FASB issued ASU 2024-02-Codification Improvements-Amendments to Remove References to the Concepts Statements, that contains amendments to the Codification that remove references to various FASB Concepts Statements. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. Early application of the amendments in this ASU is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

4. Accounts and Other Receivables

Accounts receivable at May 31, 2024 and August 31, 2023 consist of the following:

Amounts Receivable	May 31, 2024	August 31, 2023

Sales tax	$116,685	$102,051
Territory license fees	91,760	24,635
Long term receivable	63,575	48,559
	$272,020	$175,245

5. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following at May 31, 2024 and August 31, 2023:

	May 31,	August 31,
	2024	2023
Consulting	$196,976	$331,811
Licence, filing fees, dues	40,119	15,668
Advertising and conferences	82,487	40,342
Legal and accounting fees	30,665	36,795
Office and insurance	29,299	97,167
Capital financing	-	25,000
	$379,546	$546,783

6. Intellectual Property, net

A continuity schedule for capitalized patents is presented below:

	May 31,	August 31,
	2024	2023
Balance – beginning	$462,625	$488,462
Addition	119,018	135,862
Impairment	(57,836)	(106,761)
Amortization	(24,929)	(54,938)
Balance – ending	$498,878	$462,625

The Company evaluated its patent portfolio and determined that certain pending applications had been abandoned or will not be pursued. As such, during the nine-months ended May 31, 2024, the Company recognized an impairment loss of $57,836 related to those abandoned applications.  The Company recognized $24,929 of amortization expense related to patents and licenses in the nine-months ended May 31, 2024.

7. Property & Equipment, net

Consists of:

May 31, 2024	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$(11,258)	$-	$(259,981)	$-
Computers	70,781	(2,352)	-	(68,508)	2,273
Furniture fixtures equipment	31,126	(1,869)	-	(31,126)	-
Lab equipment	367,424	(19,375)	-	(150,408)	217,016
	$729,312	$(34,854)	$-	$(510,023)	$219,289

August 31, 2023	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$(54,037)	$-	$(248,723)	$11,258
Computers	70,781	(4,732)	-	(66,156)	4,625
Furniture fixtures equipment	31,126	(6,417)	-	(29,257)	1,869
Lab equipment	333,675	(29,986)	33,748	(131,032)	236,391
	$695,563	$(95,172)	$33,748	$(475,168)	$254,143

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at May 31, 2024 and August 31, 2023 consist of the following:

	May 31,	August 31,
	2024	2023
Accounts Payable
Trade payable	$121,307	$225,038
Sales tax payable	7,481	14,903
	$128,788	$239,941

9. Revenues

A breakdown of our revenues by type for the nine-months ended May 31, 2024, and May 31, 2023, are as follows:

	Nine-Months Ended May 31
	2024	2023

IP Licensing	$373,990	$104,935
B2B	5,388	44,167
Other	900	46,365
	$380,278	$195,467

During the nine-month period ended May 31, 2024, and 2023, the Company recognized B2B product revenues of $5,388 and $44,167, respectively, that relate to sales of our intermediate products for use by B2B customers in their products. Licensing revenue consists of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes royalty fees. The Company recognized $373,990 and $104,935 in licensing revenue in the nine-months ended May 31, 2024, and 2023, respectively.

10. Income Taxes

For the nine-months ended May 31, 2024, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.

11. Issuances of Common Shares and Warrants

During the nine-months ended May 31, 2024, the Company entered into Securities Purchase Agreements whereby on February 16, 2024, the Company issued 1,444,741 shares of common stock and 113,702 pre-funded warrants in a registered direct offering. The Company also sold to investors, warrants to purchase up to 1,558,443 shares of common stock. The combined effective offering price for each share of common stock and accompanying warrant was $2.31. The warrants will expire five years from the issuance date, and have an exercise price of $2.185 per share. The Company also agreed to partially compensate the placement agent through the issuance of warrants to purchase up to 54,546 shares of common stock. Such warrants will expire five years from the issuance date, and have an exercise price of $2.8875 per share. The net proceeds to the Company from the registered direct offering was $3.0 million, after deducting placement agent fees and other offering expenses paid by the Company.

During the nine-months ended May 31, 2024, the Company also entered into a securities purchase agreement with a single healthcare-focused institutional investor to purchase 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also sold to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share. The net proceeds to the Company from the registered direct offering and concurrent private placement were $1.25 million, after deducting placement agent fees and other offering expenses payable by the Company. To date all of the pre-funded warrants have been exercised, resulting in the issuance by the Company of an aggregate 729,058 common shares for gross proceeds of $73.

On April 30 2024, the Company entered into a Warrant Exercise Agreement with an existing accredited investor (the “Investor”) to exercise in full outstanding Common Stock Purchase Warrants (the “Exercise”) to purchase up to an aggregate of 2,917,032 shares of the Company’s common stock (the “Existing Warrant”) for gross proceeds of $4,407,444. Immediately upon full exercise of the Existing Warrant, the Investor received a new unregistered Common Stock Purchase Warrant to purchase up to an aggregate of 2,917,032 shares of the Company’s common stock (the “New Warrant”). The New Warrant was issued to the Investor for consideration of $0.125 per share for additional gross proceeds of $364,629.  In addition, 102,097 warrants with an exercise price of $5.9375 were issued as part of a tail commission. Placement agent fees and other offering expenses in the amount of $209,796 were netted against the proceeds.

During the nine-months ended May 31, 2024, the Company had warrant exercises resulting in the following share issuances:

•	1,622,250 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for gross proceeds of $1,541,137;
•	1,618,330 common shares pursuant to the exercise of warrants that were issued under our October 3, 2023, financing, at an exercise price of $0.97 per share for gross proceeds of $1,569,780;
•	729,058 common shares pursuant to the exercise of pre-funded warrants that were issued under our October 3, 2023, financing, at an exercise price of $0.0001 per share for gross proceeds of $73 dollars;
•	1,298,702 common shares pursuant to the exercise of warrants that were issued under our February 16, 2024, financing, at an exercise price of $2.185 per share for gross proceeds of $2,837,664; and
•	113,702 common shares pursuant to the exercise of pre-funded warrants that were issued under our February 16, 2024, financing, at an exercise price of $0.0001 per share for gross proceeds of $11 dollars.

A continuity schedule for warrants for the nine-months ended May 31, 2024, is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance, August 31, 2023	4,520,483	4.71
Issued	7,093,208	3.62
Expired	(300,000)	7.67
Exercised	(5,382,042)	1.11
Balance, May 31, 2024	5,931,649	5.49

A summary of warrants outstanding as of May 31, 2024, is presented below:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life ~in years~

60,798	$36.00	.45-.50
317,190	10.50	.93-.95
16,667	9.00	0.79
1,719,828	6.58	1.63
483,750	0.95	3.95
314,287	2.19	4.72
2,917,032	4.75	4.72
102,097	5.94	4.72
5,931,649	$5.49	1.10

Stock Options

The Company has established an Equity Incentive Plan which was most recently amended by the Company’s shareholders on May 9, 2023. Pursuant to the amendments which were affected on January 18, 2024 when the Company filed a Form S-8 Registration Statement, the Equity Incentive Plan now has an evergreen formula, whereby on January 1 each year commencing January 1, 2024, the number of shares issuable pursuant to the Equity Incentive Plan may be increased to a number equal to up to 10% of the issued share capital on December 31 of the previous year.  The Company has registered an additional 527,111 common shares issuable pursuant to the Equity Incentive Plan, for an aggregate 1,037,544 common shares issuable under the Equity Incentive Plan.  Stock options currently granted must be exercised within five years from the date of grant or such lesser period as determined by the Company’s board of directors. The vesting terms of each grant are also set by the board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day preceding the date of grant.

Other than the issuance of options as an incentive for engagement, the Company has historically issued options to all of the independent directors, as a group and to its employees and consultants, as a group.  As a result, option issuances are typically no more than two to three times per year.  While the Company does not have a formal policy regulating option issuances, the Company attempts to ensure that such option issuances do not occur when material information has not been disclosed to the public and no less than two weeks prior to any quarterly or annual financial statement filing.

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2022	424,836	$6.45	3.69
Cancelled/expired	(47,500)	2.98	4.39
Granted	69,600	1.75	2.98
Balance August 31, 2023	446,936	3.32	3.25
Cancelled/expired	(46,000)	2.98	2.98
Exercised	(2,500)	1.15	0.06
Granted	436,500	1.24	4.66
Balance May 31, 2024 (outstanding)	834,936	1.73	1.79	977,561
Balance May 31, 2024 (exercisable)	684,936	2.11	2.18	833,561

On October 26, 2023, the Company granted 85,000 options to its officers and employees with an exercise price of $1.15 and a term of 5 years.

On March 2, 2024, the Company granted 200,000 options to its new Chief Financial Officer with an exercise price of $2.93 and a term of 5 years, subject to the following vesting provisions: 50,000 vested on March 15, 2024, 50,000 will vest on March 15, 2025, 4,166 will vest monthly until March 15, 2027 at which time the balance of 4,182 options will vest.

On April 26, 2024, the Company granted 151,500 options to its officers, employees and directors with an exercise price of $2.36 and a term of 5 years.

The fair value of stock options granted in the nine-months ended May 31, 2024, were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31, 2024
Expected volatility	92% - 96%
Risk-free interest rate	4.24% - 5.03%
Expected life	2.5 – 4.0
Dividend yield	0.00%
Estimated fair value per option	$1.11 – 1.57

Stock-based compensation expense for the nine-month period ended May 31, 2024, and 2023, was $395,726 and $160,748, respectively.

As of May 31, 2024, the total unrecognized non-cash compensation costs are $302,474 related to 150,000 non-vested stock options with a $2.93 weighted average price. These costs are expected to be recognized over a weighted average period of 1.45 years.

12. Commitments, Significant Contracts and Contingencies

Right-of-Use Assets - Operating Lease

The corporate office and R&D laboratory are located in Kelowna, British Columbia, Canada. The related lease was renewed until November 15, 2028.  In addition to minimum lease payments, the lease requires us to pay property taxes and other operating costs which are subject to annual adjustments.

	May 31, 2024	August 31, 2023
	$	$
Right of use assets - operating leases	167,446	52,444
Remeasurement related to lease extension	-	156,566
Amortization	(24,130)	(41,564)
Total lease assets	143,316	167,446
Liabilities:	163,967	49,988
Remeasurement related to lease extension	-	156,566
Lease payments	(26,881)	(44,814)
Interest accretion	5,501	2,227
Total lease liabilities	142,587	163,967

Operating lease cost	156,565	167,446
Operating cash flows for lease	(26,881)	44,814
Remaining lease term	4.42 Years	5.17 Years
Discount rate	7.25%	7.25%

 Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of May 31, 2024:

2024	8,959
2025	37,094
2026	37,345
2027	38,642
2028	38,901
2029	6,483
Thereafter	-
Total lease payments	167,424
Less: imputed interest	(24,837)
Present value of operating lease liabilities	142,587
Less: current obligations under leases	(27,260)
Total	115,327

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

Nine Months Ended May 31, 2024	IP Licensing	B2B Product	R&D	Corporate	Consolidated Total
Revenue	$373,990	$5,388	$900	$-	$380,278
Cost of goods sold	-	(4,822)	-	-	(4,822)
Operating expenses	(130)	(288)	(1,393,359)	(2,531,745)	(3,925,522)
Other Income(Expense)		-	-	(72,017)	(72,017)
Segment Income (Loss)	$373,860	$278	$(1,392,459)	$(2,603,762)	$(3,622,083)

Total assets	$124,968	$63,573	$475,194	$9,354,702	$10,018,437

Nine Months Ended May 31, 2023	IP Licensing	B2B Product	R&D	Corporate	Consolidated Total
Revenue	$104,935	$44,167	$46,365	$-	$195,467
Cost of goods sold	-	(31,500)	-	-	(31,500)
Operating expenses	(58,845)	(235,379)	(3,166,315)	(2,123,337)	(5,583,876)
Other Income (Expense)		-	-	(43,601)	(43,601)
Segment Income (Loss)	$46,090	$(222,712)	$(3,119,950)	$(2,166,938)	$(5,463,510)

Total assets	$110,997	$67,705	$538,571	$4,522,364	$5,239,637

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

Lexaria is advancing several R&D activities in preclinical as well as on-going and planned future clinical programs.  During the nine-months ended May 31, 2024, Lexaria provided its final results from its human pilot study to investigate whether DehydraTECH-enhanced Rybelsus™ could offer greater benefits than Rybelsus on its own.  As announced on January 4, 2024, our final findings found even more pronounced results than in the first half of the study that DehydraTECH-enhanced Rybelsus confirming:  sustained higher levels of semaglutide in blood; faster achievement of peak drug delivery; reduced side effects; sustained lower levels of blood glucose and lowered blood-glucose spike after eating. In January 2024, we announced a comprehensive planned applied research program to thoroughly evaluate DehydraTECH for the improved delivery of GLP-1 drugs, designed to support prospective commercial partnering with the global pharmaceutical companies.

Further, during the nine-months ended May 31, 2024, Lexaria filed its Investigational New Drug (IND) application with the US Food and Drug Administration (the “FDA”) for its planned phase 1b hypertension clinical trial for its DehydraTECH-CBD drug product.  Upon responding to certain inquires of the FDA, Lexaria received a Study May Proceed letter from the FDA on February 29, 2024, enabling Lexaria to proceed with conducting A Phase 1b Randomized, Double-Blind, Placebo-Controlled Study of the Safety, Pharmacokinetics, and Pharmacodynamics of DehydraTECH-CBD in Subjects with Stage 1 or Stage 2 Hypertension, subject to raising sufficient funding, and satisfying certain other FDA-requested conditions.

During the nine-months ended May 31, 2024, the Company also entered into a securities purchase agreement with a single healthcare-focused institutional investor to purchase 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also sold to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share. The net proceeds to the Company from the registered direct offering and concurrent private placement were $1.25 million, after deducting placement agent fees and other offering expenses payable by the Company. To date all of the pre-funded warrants have been exercised, resulting in an issuance by the Company of an aggregate 729,058 common shares for gross proceeds of $73.

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

During the nine-months ended May 31, 2024, the Company had warrant exercises resulting in the following share issuances:

•	1,622,250 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for gross proceeds of $1,541,137;
•	1,618,330 common shares pursuant to the exercise of warrants that were issued under our October 3, 2023, financing, at an exercise price of $0.97 per share for gross proceeds of $1,569,780;
•	729,058 common shares pursuant to the exercise of pre-funded warrants that were issued under our October 3, 2023, financing, at an exercise price of $0.0001 per share for gross proceeds of $73 dollars;
•	1,298,702 common shares pursuant to the exercise of warrants that were issued under our February 16, 2024, financing, at an exercise price of $2.185 per share for gross proceeds of $2,837,664; and
•	113,702 common shares pursuant to the exercise of pre-funded warrants that were issued under our February 16, 2024, financing, at an exercise price of $0.0001 per share for gross proceeds of $11 dollars.

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

We will continue to seek beneficial acquisitions of intellectual property if and when we believe it is advisable to do so. Due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed, or patents issued.

Subsequent to the nine-months ended May 31, 2024, the Company was advised of the issuance of the following new patents:

•

European patent 3765088 in Family #6 – Transdermal and/or Dermal Delivery of Lipophilic Active Agents with validation in the following countries: Austria, Czech Republic, France, UK, Germany, Italy, Poland, Spain, Sweden and Switzerland;

•	Canadian patent 3172889 in Family #18 – Compositions and Methods for Enhanced Delivery of Antiviral Agents; and
•	US patent 12,023,346 in Family #24 – Compositions and Methods for Treating Epilepsy

Below we summarize Lexaria’s allowed/granted patents.

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	#1 Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
AU 2015274698	06/15/2017
AU 2017203054	08/30/2018
AU 2018202562	08/30/2018
AU 2018202583	08/30/2018
AU 2018202584	01/10/2019
AU 2018220067	07/30/2019
EP 3164141	11/11/2020
JP 6920197	07/28/2021
CDN 2949369	06/13/2023
AU 2016367036	07/30/2019	#2 Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
JP 6963507	10/19/2021
MX 388 203 B	11/26/2021
AU 2016367037	08/15/2019	#3 Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents
IN 365864	04/30/2021
JP 6917310	07/21/2021
MX 390001	02/10/2022
JP 7232853	02/22/2023
CDN 2984917	09/26/2023
CDN 3093414	12/13/2022	#6 Transdermal and/or Dermal Delivery of Lipophilic Active Agents
EP 3765088	03/20/2024
JP 7112510	07/26/2022	#7 Lipophilic Active Agent Infused Compositions with Reduced Food Effect
AU 2019256805	06/16/2022	#8 Compositions Infused with Nicotine Compounds and Methods of Use Thereof
CDN 3096580	05/23/2023
CDN 3111082	08/29/2023	#14 Lipophilic Active Agent Infused Tobacco Leaves and/or Tobacco Materials and Methods of Use Thereof
US 11,311,559	04/26/2022	#18 Compositions and Methods for Enhanced Delivery of Antiviral Agents
AU 2021261261	03/23/2023
JP 7415045	01/05/2024
CDN 3172889	05/28/2024
US 11,700,875	07/18/2023	#20 Compositions and Methods for Sublingual Delivery of Nicotine
CDN 3196911	12/05/2023
US 11,666,544	06/06/2023	#21 Compositions and Methods for Treating Hypertension
US 11,666,543	06/06/2023
US 11,980,593	05/14/2024
US 11,931,369	03/19/2024	#24 Compositions and Methods for Treating Epilepsy
US 11,944,635	04/02/2024
US 11,986,485	05/21/2024
US 12,023,346	07/02/2024

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

Diabetes and Weight Loss Management Investigation

During the quarter ended May 31, 2024, Lexaria completed its initial investigational study to examine DehydraTECH-enhanced GLP-1 for prospective improvement in diabetes and weight loss management applications.  The initial investigation (Human Pilot Study #1) was an investigator-initiated pilot study of the GLP-1 drug semaglutide with seven (7) healthy volunteers comparing performance of a DehydraTECH-semaglutide oral capsule formulation to that of commercially available Rybelsus® tablets.  For purposes of this initial study, the DehydraTECH-semaglutide composition was compound formulated using Rybelsus tablets as the semaglutide source input.  As noted in our press releases issued on November 27 and 28, 2023, interim study findings showed that the DehydraTECH-semaglutide capsules sustained higher levels of semaglutide in blood; had faster achievement of peak drug delivery; had reduced incidence of moderate to severe side effects; sustained lower levels of blood glucose and lowered blood-glucose spike after eating.  On January 4, 2024, upon conclusion of the study and full dataset analysis, the final study findings built upon the previously released interim findings evidencing that DehydraTECH-semaglutide produced even more pronounced and sustained higher levels of semaglutide in blood and lower levels of blood glucose and lowered blood-glucose spike after eating, while continuing to demonstrate reduced incidence of moderate to severe side effects.

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

Chronic Dosing Animal Study (WEIGHT-A24-1)

As announced on May 17, 2024, the dosing for this study has commenced. This will be an obese rat diabetic-conditioned study similar to a previous Lexaria study (DIAB-A22-1), with approximately 12 study arms and 6-10 animals per arm. The study is expected to run for 12 weeks in each arm to allow time to study weight loss, PK, and blood sugar control over time, followed by full data analysis and reporting. Varied DehydraTECH formulations of semaglutide and liraglutide, alone and together with DehydraTECH-CBD, will be evaluated, to be compared to commercially available Rybelsus®. We also expect to be evaluating DehydraTECH-processed semaglutide with and without the salcaprozate sodium "SNAC" technology currently found within Rybelsus® tablets.

Human Pilot Study #2 (GLP-1-H24-2)

As announced on May 8, 2024, the dosing for this study has commenced with the first two dosing arms having been completed. This human pilot study in up to 8 healthy volunteers, will study a single dose of oral ingested DehydraTECH-semaglutide capsules in a similar design but different formulation to Human Pilot Study #1, to be compared to commercially available Rybelsus®. We also intend to study an oral dissolvable DehydraTECH-semaglutide tablet formulation (dissolvable into sublingual/buccal tissue) to determine whether GLP-1 drug absorption via this route is effective and well tolerated as an alternative to the conventional oral ingestible route which often presents with gastrointestinal side effect issues. Tolerability, PK, and blood sugar control will all be evaluated. The DehydraTECH compositions for this study will be compound-formulated using commercially available Rybelsus® tablets as the semaglutide input material. On June 5, 2024, we announced that human pilot study continues to make progress and the second round of dosing for all nine study participants is now complete. Lexaria expects to complete the third (final) arm of the Study in early July

 Human Pilot Study #3 (GLP-1-H24-3)

As announced on May 23, 2024, the CRO has been selected for this study and the manufacture of the test articles is expected to be completed by the end of June 2024. This human pilot study in up to 8 healthy human volunteers will study a single daily dose of oral ingested DehydraTECH-tirzepatide capsules (to be compound-formulated using Zepbound® by Eli Lilly) administered over a seven-day period compared to commercially available Zepbound® to evaluate tolerability, PK, and blood sugar. Zepbound® is currently administered by injection only and will be used as the tirzepatide input material for production of the DehydraTECH-tirzepatide capsules to be studied. Importantly, this study will evaluate DehydraTECH effectiveness in humans with a dual action GLP-1 + GIP drug while also doing so without the SNAC ingredient found in the Rybelsus® semaglutide composition from Human Pilot Studies #1 and #2.

Chronic Dosing Human Study (GLP-1-H24-4)

Targeted start Q3, 2024. This chronic human study in 60 to 80 obese, pre-diabetic and/or type-2 diabetic human volunteers/patients will dose daily using oral DehydraTECH capsules for 12 weeks and will evaluate tolerability, PK, weight loss, blood sugar levels and more. The primary goal of this study will be to compare DehydraTECH-processed semaglutide capsules to DehydraTECH-CBD capsules alone - and together in combination - relative to a placebo control over an extended period of time. Inclusion of DehydraTECH-CBD in this study will be undertaken to determine if the improvements in glycemic control and weight loss witnessed in Lexaria's previous animal study DIAB-A22-1 are evidenced in humans. On June 18, 2024, Lexaria announced that it has now hired a contract research organization ("CRO") to oversee execution of this study.

Mode of Action and Performance of DehydraTECH-GLP-1 Drugs

On May 6, 2024, Lexaria announced an applied research program to evaluate certain molecular characteristics of DehydraTECH processed with the glucagon-peptide 1 ("GLP-1") drug, semaglutide, related to its mode of action and performance. The research will be conducted in partnership with the National Research Council of Canada ("NRC"). This work program will evaluate the molecular properties of DehydraTECH-processed pure semaglutide using simulated gastric fluid thereby mimicking conditions in the human gut. A battery of testing methods will be employed, including polyacrylamide gel electrophoresis ("PAGE"), size exclusion chromatography ("SEC"), matrix assisted laser desorption ionization mass spectrometry ("MALDI MS") and dynamic light scattering ("DLS").

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

Through May 31, 2024, we have funded our operations primarily through the proceeds from the sale of common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $3,622,083 and $5,463,510 for the nine-months ended May 31, 2024, and 2023, respectively.

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

During the nine-months ended May 31, 2024, the Company has completed the following:

•

Entered into a Warrant Exercise Agreement on April 30, 2024 to induce an existing accredited investor (the “Investor”) to exercise in full outstanding Common Stock Purchase Warrants (the “Exercise”) to purchase up to an aggregate of 2,917,032 shares of the Company’s common stock (the “Existing Warrant”) for gross proceeds of $4,407,444. In consideration for the immediate and full exercise of the Existing Warrant, the Investor received a new unregistered Common Stock Purchase Warrant to purchase up to an aggregate of 2,917,032 shares of the Company’s common stock (the “New Warrant”) with an exercise price of $4.75 per share in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”).  The New Warrant was issued to the Investor for consideration of $0.125 per share for additional gross proceeds of $364,629.  The Company also issued 102,097 warrants with an exercise price of $5.9375 as part of a tail commission. Placement agent fees and other offering expenses in the amount of $209,796 were netted against the proceeds.

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

•

Issued an aggregate of 1,622,250 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for the gross proceeds of $1,541,138.

We have performed a review of our cash flow forecast and have concluded that funds on hand, combined with those expected from executed license agreements, will be sufficient to meet the Company's financial obligations for the twelve-month period following the filing of these consolidated financial statements on Form 10-Q.

Results of Operations for the Period Ended May 31, 2024, and 2023,

Our net loss for the nine-months ended for the respective items are summarized as follows:

	May 31, 2024	May 31, 2023	Change
Revenues	$380,278	$195,467	184,811
Cost of goods sold	(4,822)	(31,500)	26,678
Research and development	(1,393,359)	(3,166,315)	1,772,956
Consulting fees & salaries	(1,002,473)	(1,030,042)	27,569
Legal and professional	(619,064)	(364,779)	(254,285)
Other general and administrative	(910,626)	(1,022,740)	112,114
Other expense, net	(72,017)	(43,601)	(28,416)
Net Loss	$(3,622,083)	$(5,463,510)	$1,841,427

Revenue

Fees from intellectual property licensing increased by $269,055 while B2B sales decreased by $38,799 with other sales lower by $45,465 year-over year due mainly to an increase in minimum fees earned within our licensee contract and reducing the emphasis on pursuit of B2B clients as we move toward pharmaceuticals.

Research and Development

Expenditures on R&D decreased by $1,772,956 year-over year for the period ended May 31, 2024, due mainly to the completion of the manufacturing of its DehydraTECH-CBD drug to treat hypertension and the completion of various R&D studies in the areas of prospective nicotine replacement therapy, CBD for diabetes and seizures. Lexaria continues with applied development and programs in our pharmaceutical division with our primary focus being on optimization of DehydraTECH formulations of GLP-1 drugs as well as advancing our DehydraTECH-CBD drug to treat hypertension.

Consulting Fees and Salaries

In the nine-months ended May 31, 2024, consulting fees and salaries decreased by $27,569, primarily due to the negotiation of reduced fees and the completion of work or cancellation of contracts with certain consultants, as well as the loss of two permanent full-time employees.

Legal and Professional Fees

Our legal and professional fees increased by $254,285 during the period compared to the same prior year period due to increased patent filings and the utilization of additional legal advisory services related to various operational and administrative matters. The increase also reflects increased accounting fees related to financing activities in the period.

General and Administrative

Our other general and administrative expenses decreased overall by $112,114 during the period ended May 31, 2024, over the same period last year.  Advertising and promotion decreased by $82,034 as we scaled back our efforts to bring the results of the Company’s R&D programs to the attention of various industry sectors and to the scientific and investment communities. We also incurred an impairment loss of $57,836 due to lapsed or abandoned Patents.

Liquidity and Financial Condition

Working Capital	May 31,	August 31,
	2024	2023

Current assets	$9,093,379	$2,151,213
Current liabilities	(156,048)	(267,735)
Net Working Capital	$8,937,331	$1,883,478

Cash Flows	May 31,	May 31,
	2024	2023
Cash flows used in operating activities	$(3,067,344)	$(4,259,557)
Cash flows used in investing activities	(119,018)	(101,173)
Cash flows provided by financing activities	10,315,207	1,711,418
Effect of exchange rate changes on cash	(21,866)	-
Net change in cash for the period	$7,106,979	$(2,649,312)

Operating Activities

Net cash used in operating activities was approximately $3.1 million for the nine-months ended May 31, 2024, compared with $4.3 million during the same period in 2023. The decrease relates primarily to a lower net loss of $3.6 million as we completed manufacturing of our DehydraTECH-CBD drug to treat hypertension and the completion of various R&D studies in the areas of prospective nicotine replacement therapy, CBD for diabetes and seizures.

Investing Activities

Net cash used in investing activities during the nine-months ended May 31, 2024, compared to the nine-months ended May 31, 2023, increased by $17,845 due to increased spending on prosecution of intellectual property.

Financing Activities

Net cash from financing activities during the nine-months ended May 31, 2024, was $10,315,207. The increase relates to net proceeds from the sale of common shares of $4,208,731, warrant exercises of $6,103,602 and a stock option exercise of $2,874.

Liquidity and Capital Resources

Since inception, the Company has incurred significant operating and net losses.  Net losses attributable to shareholders were $3.6 million and $5.5 million for the nine-months ended May 31, 2024, and 2023, respectively.  As of May 31, 2024, we had an accumulated deficit of $49.4 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

Sources of Liquidity

During the nine-months ended May 31, 2024, the Company has completed the following:

•

Entered into a Warrant Exercise Agreement on April 30, 2024, to induce an existing accredited investor (the “Investor”) to exercise in full outstanding Common Stock Purchase Warrants (the “Exercise”) to purchase up to an aggregate of 2,917,032 shares of the Company’s common stock (the “Existing Warrant”) for gross proceeds of $4,407,444. In consideration for the immediate and full exercise of the Existing Warrant, the Investor received a new unregistered Common Stock Purchase Warrant to purchase up to an aggregate of 2,917,032 shares of the Company’s common stock (the “New Warrant”) with an exercise price of $4.75 per share in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”).  The New Warrant was issued to the Investor for consideration of $0.125 per share for additional gross proceeds of $364,629.  The Company also issued 102,097 warrants with an exercise price of $5.9375 as part of a tail commission. Placement agent fees and other offering expenses in the amount of $209,796 were netted against the proceeds.

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

•

Issued an aggregate of 1,622,250 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for the gross proceeds of $1,541,138.

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

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern. As of May 31, 2024, the Company had cash and cash equivalents of approximately $8.5 million to settle $271,375 in current liabilities. We have performed a review of our cash flow forecast and have concluded that our existing cash, combined with those expected from executed license agreements, will be sufficient to meet the Company's financial obligations for the twelve-month period following the filing of these consolidated financial statements on Form 10-Q In making this assessment, the Company believes that this alleviates any substantial doubt in connection with the Company's ability to continue as a going concern.

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

As of May 31, 2024, the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2024.

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

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2024, our controls and controls processes remained consistent with those in effect at August 31, 2023. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2024, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

The risks associated with our business, common stock and other factors are those described in the Form 10-K for the year ended August 31, 2023, as filed with the SEC on November 20, 2023.

Item 2. Recent Sales of Unregistered Equity Securities

Pursuant to the Warrant Exercise Agreement that was entered into on April 30, 2024, the Company was required to issue 102,097 warrants (the “Tail Warrants”) as partial tail commission to the placement agent of its February 16, 2024 financing.  The Tail Warrants are exercisable until February 16, 2029, at an exercise price of $5.9375.

Item 3. 10b5-1 Trading Plans

Our Insider Trading Policy provides that our insiders, employees and consultants may enter into trading plans to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  During the fiscal quarter ended May 31, 2024, none of the Company’s insiders had entered into a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 3. Exhibits, Financial Statement Schedules

a) Financial Statements

1) Financial statements for our Company are listed in the index under Item 1 of this document.

2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference as Exhibit 3.1 to our Registration Statement on Form S-1 filed June 3, 2020)
3.2	Bylaws (incorporated by reference as Exhibit 3.2 to our Registration Statement on Form S-1 filed June 3, 2020)
3.3	Amended and Restated Articles of Incorporation (Filed on Form 8-K January 14, 2021 Exh. 3.1)
3.4	Second Amended and Restated Bylaws (incorporated by reference as Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
3.5	Amended and Restated Bylaws (Filed on Form S-1 June 3, 2020 Exh 3.4)
3.6	Amendment to Articles of Incorporation – Share Consolidation (Filed on Form 8-K June 23, 2009 Exh 3.1)
3.7	Amendment to Articles of Incorporation – Share Expansion (incorporated by reference as Exhibit 3.5 to our Registration Statement on Form S-1 filed June 3, 2020)
3.8	Amendment to Articles of Incorporation –Share Forward Split (Filed on Form 8-K December 16th, 2015 Exh 3.1)
3.9	Amendment to Articles of Incorporation – Name Change (Filed on Form 8-K May 11th, 2016 Exh 99.1)
(4)	Instruments Defining the Rights of Security Holders
4.1	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 30, 2024)

4.2	Form of Tail Warrant issued on April 30, 2024
(10)	Material Contracts

10.1	Form of Warrant Exercise Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 30, 2024)

10.2	Executive Employment Agreement with Nelson Cabatuan dated March 14, 2024 (Filed on Form 10-Q April 9, 2024 Exh. 10.5)
10.3	Amended and Restated Intellectual Property License Agreement with Premier Anti-Aging Co., Ltd. dated March 15, 2024 (Filed on Form 10-Q April 9, 2024 Exh. 10.6)
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer

(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Christopher Bunka CEO, Chairman and Director (Principal Executive Officer) Date: July 12, 2024

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Christopher Bunka
Christopher Bunka CEO, Chairman and Director (Principal Executive Officer) Date: July 12, 2024

By:	/s/ Nelson Cabatuan
Nelson Cabatuan Chief Financial Officer (Principal Financial and Accounting Officer) Date: July 12, 2024

