Form 10-K
period 2024-08-31
Lexaria Bioscience Corp.
filed 2024-11-26
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [____] to [____]

Commission file number 000-39874

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

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 29, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $40,603,170 million, based on the closing price of the registrant’s shares of common stock on February 29, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

17,452,594 common shares as of November 25, 2024.

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

PART 1

Item 1. Business

Company Overview

Lexaria Bioscience Corp. is a biotechnology company dedicated to the enhancement of the bioavailability of a broad range of active pharmaceutical ingredients (“APIs”) using our patented DehydraTECHTM drug delivery-enabling platform technology. DehydraTECH combines APIs with specific long-chain fatty acid-rich triglyceride oils and carrier compounds that improve the way they enter the bloodstream, increasing their effectiveness and allowing for lower overall dosing for improved tolerability while promoting healthier oral ingestion methods.

DehydraTECH can be used with a wide range of active molecules including glucagon-like peptide-1 drugs (“GLP-1”) and glucose -dependent insulinotropic polypeptide drugs (“GIP”), vitamins, pain medications, hormones, phosphodiesterase type 5 (“PDE5”) inhibitors, antivirals, nicotine and its analogs, and cannabinoids. Our technology can be applied to a variety of therapeutic indications, including diabetes, weight loss, hypertension and heart disease. DehydraTECH can be implemented in a multitude of ingestible or topically administered product formats including oral suspensions, tablets, capsules, foods, beverages, creams, lotions, and skin patches. It is suitable for use with a variety of product formats including pharmaceuticals, nutraceuticals, over-the-counter products, and consumer packaged goods.

DehydraTECH is a technology incorporated into the formulation and manufacturing process of new or existing orally ingestible and topical products. The procedure involves combining the active ingredient as a delivery “payload” together with certain long chain fatty acid-rich triglyceride oils and infusing the mixture into a carrier substrate material. Using controlled dehydration processing, the payload and long chain fatty acid-rich triglyceride oils are reversibly associated together at a molecular level. The newly combined molecules are then integrated into production of the end-product using any number of dosage formats. While the Company’s primary focus is on pharmaceutical drug products, this technology extends across many product categories including foods, beverages, cosmetics and nutraceuticals. DehydraTECH formulations have been found in some cases to reduce the need for unwanted sweeteners or chemical masking agents used for flavor- and odor-blocking for palatability enhancement purposes, allowing manufacturers to create low-sugar products with fewer calories and artificial sweeteners.

The Company has developed extensive experience from the formulation and production of its demonstration products, in various formats, that enables it to provide expert advice to our licensees on the integration of DehydraTECH in their products for the purpose of providing more palatable and efficient delivery of bioactive molecules.

Lexaria supports our licensee’s products with our technology. A part of our business plan is to encourage new and existing industry participants to license and utilize DehydraTECH to enable enhanced performance of their developmental and commercial stage products. These products cross a wide range of bioactive molecules including GLP-1/GIPs, NSAID’s, nicotine and cannabidiol (“CBD”) with additional molecules of interest continually being evaluated.

Intellectual Property

Lexaria’s involvement with the foundational technology of DehydraTECH dates back to 2014 when it entered into a strategic relationship with Poppy’s Teas LLC, and the original inventors of DehydraTECH, who had filed two initial US provisional patent applications for the technology.  The strategic relationship evolved into the acquisition by Lexaria of Poviva Tea, LLC (formerly Poppy’s Teas LLC) which entity was then converted from a limited liability company to a corporation under the name Poviva Corp. (“Poviva”).  Poviva is now the wholly-owned subsidiary of Lexaria and the named owner of all of the patents filed in connection with DehydraTECH.  Lexaria has been granted an exclusive license to use DehydraTECH technology from Poviva for a period of time ending 25 years after the date of the last patent granted to Poviva. Since our first patent grant in 2017 for DehydraTECH, we have continued to pursue patent applications internationally in regions that are considered to have the highest commercial potential and, to date, have been allowed/granted 46 patents worldwide as of the date of this filing. Our pursuit and development of our technology has expanded our potential area of impact, both geographically and by sector.

Our current patent portfolio includes patent family applications or grants pertaining to Lexaria’s compositions, methods of use in improving API bioavailability and palatability and methods of treatment for a range of therapeutic indications, orally or topically, for a wide variety of APIs encompassing cannabinoids; fat soluble vitamins; NSAID pain medications; and nicotine and its analogs. The pending and granted patents also cover the manufacturing and processing methods used to combine a variety of fatty acid-rich triglyceride oils with active pharmaceutical ingredients. This includes heating and drying methods and use of excipients and substrates.

The Company currently has several applications pending worldwide and, due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. We continue to investigate national and international opportunities to pursue expansions and additions to our intellectual property portfolio. Patents have been filed and/or granted specifically for the use of DehydraTECH with cannabinoids for the treatment of heart disease and hypertension to support our anticipated clinical trial work under our cleared Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”), and for treatment of other prospective therapeutic indications of interest to us including epilepsy and diabetes/weight loss.  Patents have also been filed specifically for the use of DehydraTECH with GLP-1/GIP drugs to support our ongoing and expanding cardiometabolic clinical research programs in this therapeutic field also for diabetes/weight loss.

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

Patents granted in the year ended August 31, 2024

In fiscal 2024, the Company’s patent portfolio expanded to include two new patent families which serves to further protect our exclusivity in the use of DehydraTECH with tobacco leaves and materials and treatment of epilepsy.  And further expanded our patent protection for our other patent families.  These patents are as follows:

•	our first ever Canadian patent granted in our 3rd patent family, to use DehydraTECH to more efficiently deliver lipophilic active agents via stable ready-to-drink beverage formats

•	our first ever European patent granted in our 6th patent family, to use DehydraTECH to more efficiently deliver lipophilic active agents via transdermal or dermal delivery.

•	our first ever Canadian patent granted in new patent family #14, to use DehydraTECH to more efficiently deliver lipophilic agents in infused tobacco leaves or tobacco materials

•	our first ever Japanese and Canadian patents in our 18th patent family, to use DehydraTECH to enhance antiviral agents

•	our first ever Canadian patent granted in our 20th patent family, to apply DehydraTECH enhancement technology to the sublingual delivery of nicotine.

•	a new US patent granted in our 21st patent family which recognizes DehydraTECH’s ability, when combined with CBD, to treat hypertension.

•	four US patents granted in new patent family #24 which recognizes DehydraTECH’s ability, when combined with CBD, to treat epilepsy

Research and Development

Lexaria incurred $2,360,565 in R&D expense during fiscal 2024. Specific programs are in ongoing development and are prioritized relative to our financial and operational ability to undertake each research phase for specific APIs. Due to our expanding portfolio coverage, we continue to explore accelerated timetable options for testing, research, and further development. Our ongoing R&D programs are always subject to our existing financial resources and our ability to raise capital to fund them.

The Company regularly pursues new R&D programs that investigate potential commercial applications for the incorporation of DehydraTECH. These include, but are not limited to, ongoing programs to explore different therapeutic indications that DehydraTECH-enhanced drug products can be utilized together with new and improved treatment options. Currently, our primary clinical research areas of interests are focused on the investigation of DehydraTECH-powered GLP-1/GIP drugs as well as CBD for the treatment of diabetes and weight loss and, also, CBD for the reduction of hypertension for which our IND application to perform a Phase 1b study has received a Study May Proceed letter from the FDA in early calendar-2024.  Previously, our study programs provided successful human and/or animal testing results with DehydraTECH formulations of nicotine for oral pouches and prospective nicotine replacement therapy, human hormones, antiviral drugs, CBD for diabetes, weight loss and seizure disorder applications, and others. Depending on the number or complexity of the programs undertaken, R&D budgets are expected to vary significantly. It is in our best interest to remain flexible at this early stage of our R&D efforts in order to capitalize on potential novel findings from early-stage tests and thus redirect research when necessary into specific avenues that offer the most reward.

Lexaria has conducted a number of pharmacokinetic studies designed to provide potential early-stage indications of enhancing delivery characteristics of various drugs for potential future use. Our first human clinical study was published in 2019 under the title Examination of a New Delivery Approach for Oral Cannabidiol in Healthy Subjects: A Randomized, Double-Blinded, Placebo-Controlled Pharmacokinetics Study, where we demonstrated that DehydraTECH delivered higher volumes of CBD into the human circulatory system and did so more quickly than a concentration-matched positive control. The study demonstrated a statistically significant reduction in human blood pressure (“BP”) from the DehydraTECH processed CBD, versus no statistical reduction in human blood pressure from the positive control. The results of this study significantly influenced the direction of Lexaria’s research and development of its DehydraTECH technology and led to four subsequent human trial studies in the hypertension field, including study HYPER-H21-1 which resulted in the publication of Trial of a Novel Oral Cannabinoid Formulation in Patients with Hypertension:  A Double-Blind, Placebo-Controlled Pharmacogenetic Study, Pharmaceuticals and study HYPER-H21-4 resulting in seven (7) peer reviewed publications Antihypertensive effects of CBD are mediated by altered inflammatory response:  A sub-study of HYPER-H21-4 trial, Journal of Functional Foods; Chronic effects of oral cannabidiol delivery on 24h ambulatory blood pressure in patients with hypertension (HYPER-H21-4): a randomized, placebo-controlled, and crossover study, Cannabis and Cannabinoid Research; Chronic Effects of Effective Oral Cannabidiol Delivery on 24-h Ambulatory Blood Pressure and Vascular Outcomes in Treated and Untreated Hypertension (HYPER-H21-4): Study Protocol for a Randomized, Placebo-Controlled, and Crossover Study Journal of Personalized Medicine; CBD supplementation reduces arterial blood pressure via modulation of the sympatho-chromaffin system:  A substudy from the HYPER-H21-4 trial, Biomedicine & Pharmacotherapy; Effects of CBD supplementation on ambulatory blood pressure and serum urotensin-II concentrations in Caucasian patients with essential hypertension:  A sub-analysis of the HYPER-H21-4 trial, Biomedicine & Pharmacotherapy; The Influence of Oral Cannabidiol on 24-h Ambulatory Blood Pressure and Arterial Stiffness in Untreated Hypertension: A Double-Blind, Placebo-Controlled Cross-Over Pilot Study, Advances in Therapy; and Differences in Plasma Cannabidiol Concentrations in Women and Men:  A Randomized, Placebo-Controlled, Crossover Study, International Journal of Molecular Sciences.

During fiscal 2024 Lexaria marked significant milestones in investigating and developing DehydraTECH-processed GLP-1 and GIP formulations for investigating the treatment of diabetes and weight loss. The following studies are the most recent contributors to our applied R&D programs that were completed in fiscal 2024. These studies have been entirely funded through the Company’s existing cash resources.

Diabetes and Weight Loss Management Investigation

During the fiscal-year ended August 31, 2024, Lexaria completed its initial investigational study to examine DehydraTECH-enhanced GLP-1 for prospective improvement in diabetes and weight loss management applications.  The initial investigation (Human Pilot Study #1 or GLP-1-H24-1) was an investigator-initiated pilot study of the GLP-1 drug semaglutide with seven (7) healthy volunteers comparing performance of a DehydraTECH-semaglutide oral capsule formulation to that of commercially available Rybelsus® tablets.  For purposes of this initial study, the DehydraTECH-semaglutide composition was compound formulated using Rybelsus tablets as the semaglutide source input.  As noted in our press releases issued on November 27 and 28, 2023, interim study findings showed that the DehydraTECH-semaglutide capsules sustained higher levels of semaglutide in blood; had faster achievement of peak drug delivery; had reduced incidence of moderate to severe side effects; sustained lower levels of blood glucose and lowered blood-glucose spike after eating.  On January 4, 2024, upon conclusion of the study and full dataset analysis, the final study findings built upon the previously released interim findings evidencing that DehydraTECH-semaglutide produced even more pronounced and sustained higher levels of semaglutide in blood and lower levels of blood glucose and lowered blood-glucose spike after eating, while continuing to demonstrate reduced incidence of moderate to severe side effects.

Based on this initial pilot study’s success, during the fiscal-year, Lexaria commenced a comprehensive animal and human clinical research and development program to thoroughly evaluate DehydraTECH for the improved delivery of GLP-1 and GIP drugs, designed to support prospective commercial partnering with global pharmaceutical companies. The studies which were undertaken or are currently in progress are as follows:

Human Pilot Study #2 (GLP-1-H24-2)

This human pilot study was conducted in 9 healthy volunteers, to study a single dose of oral ingested DehydraTECH-semaglutide capsules in a similar design but with a slightly different formulation to Human Pilot Study #1, to be compared to commercially available Rybelsus®. Of note, Human Pilot Study #2 employed so called fed pre-dose study conditions, since this was deemed to be of scientific interest given the fact we had already demonstrated superior pharmacokinetic performance of its DehydraTECH semaglutide capsule composition under the recommended fasted pre-dose conditions in its previous Human Pilot Study #1.  We also studied an oral dissolvable DehydraTECH-semaglutide tablet formulation (dissolvable into sublingual/buccal tissue) to determine whether GLP-1 drug absorption via this route is effective and well tolerated as an alternative to the conventional oral ingestible route which often presents with gastrointestinal side effect issues. The DehydraTECH compositions for this study were compound-formulated using commercially available Rybelsus® tablets as the semaglutide input material.  The DehydraTECH-semaglutide capsules evidenced higher semaglutide levels in 17 of the 19 blood draws taken until the 24-hour completion of the study averaging 18.8% higher semaglutide levels over the course of the study compared to Rybelsus® alone, although the differences were variable and not significant statistically with such a small sample size.  We were also pleased to find that none (0) of the 9 people taking the DehydraTECH-semaglutide capsules experienced any adverse events whatsoever. However, of the 9 human volunteers in the Study taking the Rybelsus® tablet, 6 of them experienced mild adverse events. Five of those same 6 people experienced mild adverse events from taking the dissolvable oral mouth-melt format of DehydraTECH-processed Rybelsus®.  These tolerability findings built nicely upon those from our previous Human Pilot Study #1, which also showed the DehydraTECH-semaglutide capsules to be generally better tolerated than the Rybelsus® tablets that demonstrated instances of moderate nausea or diarrhea.

Chronic Dosing Animal Study (WEIGHT-A24-1)

This is an obese rat diabetic-conditioned study similar to a previous Lexaria study (DIAB-A22-1), with 12 study arms and 6-10 animals per arm. The study has now been completed with each study arm running for 12 weeks to allow time to study weight loss pharmacokinetic (“PK”), and blood sugar control over time, followed by full data analysis and reporting.  The initial eight study arms, studied varied DehydraTECH formulations of semaglutide and liraglutide, with and without the salcaprozate sodium "SNAC" technology currently found within Rybelsus® tablets, as well as varied DehydraTECH formulations of CBD.  The following four study arms studied DehydraTECH formulations that were created using a combination of:  (i) a select DehydraTECH-semaglutide formulation with a select DehydraTECH-CBD formulation and (ii) the DehydraTECH-liraglutide formulation with a select DehydraTECH-CBD formulation; each against a positive control arm of Rybelsus® and a placebo arm.  On October 22 and October 24, 2024, the Company announced its study findings as collected on the initial eight study arms, noting that DehydraTECH-liraglutide (Group H) and select DehydraTECH-CBD formulations (Groups B, C, and D) outperformed the DehydraTECH-semaglutide formulations with respect to weight loss.  These findings appeared to support Lexaria's belief that DehydraTECH-CBD may have utility in diabetic control. DehydraTECH-liraglutide (Group H) and select DehydraTECH-CBD formulations (Groups A and B) were also the top performers in the study for overall blood sugar level changes of -11.540%, 1.09% and -3.76% respectively. Analyses of weight loss and blood sugar changes for the final four study arms, along with brain and blood absorption pharmacokinetic results on all 12 study arms is currently underway.

Human Pilot Study #3 (GLP-1-H24-3)

The Company has selected the contract research organization (“CRO”) for this study, manufactured the test articles, received Independent Review Board approval and has commenced dosing.  This human pilot study in up to 10 healthy human volunteers will study a single daily dose of oral ingested DehydraTECH-tirzepatide capsules (to be compound-formulated using Zepbound® by Eli Lilly) administered over a seven-day period compared to commercially available injectable Zepbound® to evaluate tolerability, PK, and blood sugar. Zepbound® is currently administered by injection only and was used as the tirzepatide input material for production of the DehydraTECH-tirzepatide capsules under investigation. Importantly, this study will evaluate DehydraTECH effectiveness in humans with a dual action GLP-1 + GIP drug while also doing so without the SNAC ingredient found in the Rybelsus® semaglutide composition from Human Pilot Studies #1 and #2.

Chronic Dosing Human Study (GLP-1-H24-4)

This chronic human study in up to 100 overweight, obese, pre-diabetic and/or type-2 diabetic human volunteers/patients has been designed to dose daily using oral DehydraTECH capsules for 12 weeks and evaluate tolerability, PK, weight loss, blood sugar levels and more. The primary goal of this study will be to compare DehydraTECH-processed semaglutide capsules to DehydraTECH-CBD capsules alone - and together in combination - relative to a positive control over an extended period of time. Inclusion of DehydraTECH-CBD in this study will be undertaken to determine if the improvements in glycemic control and weight loss witnessed in Lexaria's previous animal study DIAB-A22-1 are evidenced in humans. This clinical trial will be conducted in Australia and, in order to take advantage of potential research and development tax benefits, Lexaria has incorporated a wholly-owned Australian subsidiary which will control this study. To date, Lexaria (AU) Pty Ltd has hired the Australian CRO to oversee execution of this study and undertaken a comprehensive series of study start up activities together with that CRO.

Mode of Action and Performance of DehydraTECH-GLP-1 Drugs

Lexaria, in partnership with the National Research Council of Canada ("NRC"), completed an applied research program to evaluate certain molecular characteristics of DehydraTECH processed with the GLP-1 drug, semaglutide, related to its mode of action and performance, using simulated gastric fluid thereby mimicking conditions in the human gut. A battery of testing methods was employed, including polyacrylamide gel electrophoresis ("PAGE"), size exclusion chromatography ("SEC"), electrospray ionization mass spectrometry ("ESI-LCMS") and dynamic light scattering ("DLS").

This work program examined the molecular properties of DehydraTECH-processed pure semaglutide in comparison to the commercially available semaglutide formulation Rybelsus® using simulated gastric fluid and thereby mimicking conditions in the human gut. Findings from the PAGE and SEC analyses in particular clearly showed not only that semaglutide was efficiently released in the simulated gastric fluid environment with each of two formulations tested, but also that the semaglutide in both formulations was likely in monomeric form. This result is compelling because the available published literature describing Rybelsus® notes that it occurs in simple monomeric form in the human gut due to its proprietary salcaprozate sodium ("SNAC") ingredient chemistry. This property is important because it allows for permeation of the gastric epithelium for delivery systemically by resisting a tendency to otherwise complex in the gut into larger oligomeric form. Therefore, it is encouraging that Lexaria's DehydraTECH technology also appears to achieve the desired monomeric form without the presence of SNAC. Findings from the DLS and ESI-LCMSS testing were less conclusive experimentally, although the latter also appeared to show monomerization of the semaglutide samples similar to the PAGE and SEC analyses.

Long Term Stability Testing

Lexaria is also actively studying the chemical and microbiological purity and stability of select DehydraTECH compositions that it has prepared for the above animal and human studies over an extended duration of 6-12 months. Along with improved tolerability, PK and efficacy performance, long term stability is crucial if oral variants of GLP-1 / GIP drugs are to be seriously considered as replacements for currently injectable versions of these drugs.

Hypertension Phase 1b IND Trial HYPER-H23-1

The FDA provided Lexaria with a positive written response on August 10, 2022, from our pre-IND meeting regarding DehydraTECH-CBD for the treatment of hypertension. The FDA confirmed that it had agreed with Lexaria’s proposal to pursue a 505(b)(2) new drug application (“NDA”) regulatory pathway for our program. On January 29, 2024, Lexaria submitted its IND application with the FDA and it received a Study May Proceed letter from the FDA on February 29, 2024. Manufacturing IND drug product batches has been performed through our third-party contract manufacturer, in compliance with current Good Manufacturing Practice (“cGMP”) regulations as mandated by the FDA, including stability testing.  We have begun addressing certain FDA conditions and have commenced study start-up tasks associated with preparing to perform study HYPER-H23-1, in order to be ready to commence this study in due course once Lexaria has raised sufficient funding.

Business Development

Diabetes and Obesity

The U.S. Centers for Disease Control and Prevention (www.cdc.gov) has indicated that in the United States:

•	About 38 million adults have diabetes, and 1 in 5 of them don't know they have it.
•	Diabetes is the eighth leading cause of death.
•	Type 2 diabetes accounts for about 90% to 95% of all diagnosed cases of diabetes; type 1 diabetes accounts for about 5% to 10%.
•	Diabetes is the No. 1 cause of kidney failure, lower-limb amputations, and adult blindness.
•	In the last 20 years, the number of adults diagnosed with diabetes has more than doubled.
•	Medical costs and lost work and wages for people with diagnosed diabetes total $413 billion yearly.
•	Medical costs for people with diabetes are more than twice as high as for people who don't have diabetes.

And that 1 in 5 children and 2 in 5 adults have obesity, which can result in numerous health conditions, including high blood pressure, heart disease and type 2 diabetes with costs to the US healthcare system reaching almost $173 billion a year.

In order to assist with battling these chronic health issues, GLP-1 drugs have recently been approved by the FDA for type two diabetes and weight loss management.  Rybelsus® (semaglutide) is the only GLP-1 drug approved by the FDA for oral dosing to treat diabetes and weight loss. The FDA has also approved semaglutide marketed as Ozempic® and Wegovy®, administered by injection, to treat diabetes and weight loss, respectively. All three of these drugs are owned and manufactured by Novo Nordisk®.  Use of GLP-1 drugs has evidenced weight loss of between 10 pounds to 33 pounds, or more. One 68-week study of 667 people reported an average loss of 15% of body weight.

Anecdotal commentary also suggests that some patients are experiencing reduced cravings for alcohol, nicotine and opioids while taking GLP-1 drugs. Other trials are examining their effects on heart disease and even dementia in part because of evidence that GLP-1 drugs may reduce the build-up of the proteins amyloid and tau in the brain, thought to be partly responsible for Alzheimer’s disease.

Because GLP-1 drugs have experienced FDA approvals as recently as 2021 and 2022, and because the health benefits of this drug class are still being discovered and understood, the potential market size is unknown. Published reports are widely estimating $100 billion in sales per year, by 2030. At least one analyst from Guggenheim Partners published a note on September 12, 2023 in which he explained how “the total addressable market for these so-called incretin drugs could balloon to $150 billion to $200 billion.”

Side effects of GLP-1 drugs vary but can include nausea, vomiting, diarrhea and more. A small number of GLP-1 drugs have already been tested or approved in oral format but some studies have reported worse side effects with the oral form. The drugs are also being investigated for their relationship to bone density, muscle loss and more. Because of potential serious side effects, it may be beneficial to treat patients with lower oral doses of the drugs, something that Lexaria’s DehydraTECH technology may enable if it can improve the PK performance of GLP-1 drugs through oral capsules.  For this reason, Lexaria has spent the majority of calendar 2024 performing human pilot studies and animal studies on DehydraTECH-enhanced GLP-1 and GIP drug formulations to determine if better efficacy with reduced side effects will occur utilizing the DehydraTECH patented technology.

Hypertension

As identified by the World Health Organization (https://www.who.int/news-room/fact-sheets/detail/hypertension) approximately 1.28 billion people worldwide suffer from hypertension - elevated blood pressure - and it is recognized as one of the world’s top health problems. Only 21% of people with hypertension have it under control which demonstrates enormous unmet need. Among persons 50 years of age or older, isolated systolic hypertension is the most common form of hypertension, and systolic blood pressure can be more important than diastolic blood pressure as an independent risk predictor for coronary events, stroke, heart failure, and end-stage renal disease.

Drugs focused on blood pressure and related conditions are some of the best selling drugs in the world. Lipitor™, used to treat high cholesterol and reduce the risk of heart disease, has generated $163 billion in revenue from 1992 (https://www.statista.com/statistics/1089322/top-drugs-by-lifetime-sales-globally/) until 2021. Plavix™ is used to prevent heart attack and stroke, has sold $84 billion from 1992 until 2017 (https://www.forbes.com/sites/simonking/2013/01/28/the-best-selling-drugs-of-all-time-humira-joins-the-elite/). There are several hypertension drugs that each generate $1 billion per year or more in revenue. Treatment-resistent hypertension, valued at $43 million in 2023 and expected to reach $159.4 million by 2033 (https://www.futuremarketinsights.com/reports/treatment-resistant-hypertension-management-market).

Lexaria is determined to fill the need for a safe, effective, tolerable treatment for hypertension and have a meaningful impact on comorbidity-related costs and deaths with our DehydraTECH-CBD. In pre-clinical and exploratory studies conducted to-date, Lexaria has evaluated through in vivo, in vitro, and human clinical testing the repeatedly evidenced efficacy in utilizing DehydraTECH-CBD to reduce blood pressure while avoiding serious negative adverse effects. Efficacy and lack of negative side effects are two major objectives of FDA-registered clinical studies. With the favorable results from our 2021-2023 HYPER programs, we submitted an Investigational New Drug (“IND”) application which received a Study May Proceed letter from the U.S. Food and Drug Administration (“FDA”) on February 28, 2024 for the development of Lexaria’s DehydraTECH-CBD for the treatment of hypertension pursuant to a 505(b)(2) new drug application (“NDA”) regulatory pathway. This abbreviated pathway typically enables a quicker route to commercial approval than a traditional 505(b)(1) NDA pathway.

Lexaria’s IND-enabling program is made possible through successfully completed studies that have provided support for more ambitious commercial goals. The successful results from HYPER-H21-4, HYPER-H21-3, HYPER-H21-3, HYPER-H21-1 and our 2018 human clinical study, along with a number of successful animal studies demonstrating pharmacokinetic (“PK”) performance; and the molecular characterization work completed through Canada’s National Research Council, have together established a strong body of evidence for Lexaria’s DehydraTECH-CBD. These studies have shown that DehydraTECH-CBD demonstrates superior bio absorption upon oral administration and is effective at reducing blood pressure with no significant unwanted side effects.

Licensing

Lexaria has strategically structured its organization to obtain the most value from its DehydraTECH patented technology and has provided its subsidiary companies with exclusive rights to use DehydraTECH or sublicense DehydraTECH with specific molecules, namely, CBD, Nicotine, and all other molecules for solely nutraceutical products and all molecules, other than nicotine, for pharmaceutical products.

Lexaria Nicotine LLC, (16.667% owned by Altria Ventures Inc.) holds the exclusive rights to the use or sublicense of DehydraTECH with nicotine molecules.  As at the fiscal year ended August 31, 2024, Lexaria Nicotine LLC has one perpetual non-exclusive global license issued to Altria Client Services LLC for DehydraTECH-Nicotine.

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

Lexaria Hemp Corp. holds the exclusive license to the use of DehydraTECH with cannabis that contains less than 0.3% THC for non-pharmaceutical products.  As at the fiscal year ended August 31, 2024, Lexaria Hemp Corp. had the following active licenses:

•	Non-exclusive license with Hill Inc. for all product formats globally;
•	Non-exclusive license with Boldt Runners Corporation for oral pouch and oral mulch products in the US, South Africa and Japan;
•	Non-exclusive license with Cannfections Group Inc. for chocolates and candy in Canada;
•	Non-exclusive license with Bevnology LLC for all product formats globally excluding Japan, Korea and China;
•

Non-exclusive license (other than the rights held by Hill Inc. and Boldt Runners Corporation) with Premier Anti-Aging Co. Ltd. (as assigned pursuant to its absorption merger with Premier Wellness Science Co. Ltd.) (“Premier”) for all product formats in Japan.

Premier, a cosmetics and skin-care company listed on the Tokyo Stock Exchange, amended its exclusive perpetual license to a non-exclusive license ending on August 31, 2025.  The amended license required quarterly payments of US$84,000 until August 31, 2024 and thereafter quarterly payments of US$174,000 until the end of the term.

In addition to the minimum payments, Lexaria will also receive royalty revenue from DehydraTECH licensed product sales under the agreed terms.

Lexaria Pharmaceutical Corp. (“LEXX Pharma”) holds the exclusive rights to license DehydraTECH in connection with all molecules other than cannabis and nicotine, with the exception that it can produce and sublicense rights to produce cannabis DehydraTECH products that required physician consultation and were intended to treat a therapeutic indication.  On July 26, 2023 LEXX Pharma agreed to limit its exclusive rights to the use or sublicense of DehydraTECH for all of the noted molecules solely in connection with products that were created with the intention to treat a therapeutic indication and required physician consultation.  As of the fiscal year ended August 31, 2024 LEXX Pharma had the following active licenses:

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

•

Non-exclusive license with Valcon Medical A/S for bulk powder formats, as solid oral dosage forms such as powder-filled capsules, and compressed tablets, pills and oral melts, and in topical creams or lotions with or without patch integration that incorporate DehydraTECH-infused cannabinoids for the purposes of medical product applications within Europe including the UK. Valcon has not communicated their intentions or timeline of development of products utilizing this license.

Exclusive license with Lexaria (AU) Pty Ltd for the use of DehydraTECH-CBD formulation 2.0, DehydraTECH-semaglutide and DehydraTECH-tirzepatide for pharmaceutical products to treat weight-loss and diabetes in the territory of Australia

On July 26, 2023, Lexaria issued its subsidiary, Lexaria Nutraceutical Corp., an exclusive license to the use of DehydraTECH for all molecules, excluding those associated with nicotine or cannabis, solely in association with non-pharmaceutical products.  As at the fiscal year ended August 31, 2024, Lexaria Nutraceutical Corp. had the following active licenses:

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

Lexaria believes DehydraTECH offers a host of benefits beyond what competing technologies can offer, including enhanced pharmacokinetic performance of APIs into the bloodstream and into brain tissue, reduced adverse reactions, superior oral palatability, a more appealing and all-natural ingredient compositional profile from an oral product and beverage formulation perspective, more predictable time of delivery into bloodstream and certain target tissues, and superior scalability and cost effectiveness from a manufacturing perspective. Lexaria believes that DehydraTECH is significantly distinguished from competing technologies in these respects and has a view of growing the breadth and number of licensees who will adopt DehydraTECH into their product offerings. Lexaria believes that these competitive advantages together with our wealth of scientific data showing noteworthy bio absorption enhancements with DehydraTECH constitute a compelling value proposition for its prospective licensees. We intend to continue to pursue license arrangements in the multiple bioactive ingredient sectors identified in its issued and pending patent applications.

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

DehydraTECH has applications in completely separate sectors such as GLP-1/GIP drugs, vitamins, CBD for applications under pursuit for medical applications registered with the FDA, and nicotine. We are continuing formulation development for research and validation purposes in each of these areas. We have a formal relationship with the Altria Group and have conducted R&D with that company related to the possible development of nicotine oral products. If we do enter any of these sectors, we may be exposed to and of necessity may have to comply with all local, state, and federal regulations in each of those sectors. As a result of the possibility of Lexaria being involved in a number of disparate business sectors, compliance with government regulations could require significant resources and expertise from our Company.

 Employees and Contractors

We utilize employees and consultants for the Company’s intellectual property development and licensing and business operations. Our Company relies on the business and technical experience of our existing management, on the technical abilities of consulting experts, and on the technical and operational abilities of its operating partner companies to identify and evaluate business opportunities. We currently have seven full-time salaried employees under contract and may add personnel to expand our internal R&D capacity. None of our employees are represented by a labor union and we consider our employee relations to be good. We outsource virtually all analytical work to independent third-party laboratories located in the USA, Canada, and Europe.

Our executive personnel are entitled to incentives as set by our Compensation Committee. All executives, directors, employees and select contractors are eligible for participation in the Company’s equity incentive plan, the primary purpose of which is to attract, retain and motivate our team members by granting stock-based compensation awards.

Subsidiaries

Lexaria Bioscience Corp. has the following wholly owned subsidiaries:

•	Lexaria CanPharm ULC (which is wholly-owned by Lexaria CanPharm Holding Corp.),
•	Lexaria CanPharm Holding Corp.,
•	Poviva Corp.,
•	Lexaria Hemp Corp.,
•	Kelowna Management Services Corp.,
•	Lexaria Nutraceutical Corp.,
•	Lexaria Pharmaceutical Corp., and
•	Lexaria (AU) Pty Ltd.

and our majority owned (83.333.%) subsidiary Lexaria Nicotine LLC. Altria Ventures Inc. owns a 16.667% equity interest along with certain other rights in Lexaria Nicotine LLC.

Available Information

Lexaria’s common stock is quoted on the Nasdaq under the symbol “LEXX” and certain warrants are quoted under “LEXXW”. We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the internet at the SEC’s website at http://www.sec.gov. Lexaria Bioscience Corp. is a British Columbia based reporting issuer in Canada and as such, we are required to file certain information and documents at www.sedarplus.ca.

Our corporate website is www.lexariabioscience.com. This website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report. We make available free of charge on https://www.lexariabioscience.com/investors/regulatory-filings/ our annual, quarterly, and current reports, and amendments to those reports if any, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Further details on our research programs are provided in our 2023 and 2024 Form 10-K and Form 10-Q filings. We may, from time to time, provide important disclosures to investors by posting them in the Investor Relations section of our website.

The address of our principal executive office and research laboratory is #100–740 McCurdy Road, Kelowna, British Columbia, Canada V1X 2P7. We maintain our registered agent’s office and our U.S. business office at Registered Agents Inc. 401 Ryland Street, Ste. 200A, Reno, NV 89502. Our telephone number is (250) 765-6424.

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

The advancement of DehydraTECH-enabled pharmaceutical products will be subject to successful completion of multi-phase testing under significant regulatory requirements and testing protocols, such as those required by the US Food and Drug Administration (FDA) and comparable foreign regulators. While we have seen success in our animal studies and in many of our human pilot studies and exploratory human studies, it is possible that setbacks may occur in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in such earlier studies. The effects of such reversions could cause significant delays or abandonment of testing with negative effect to our business through financial loss, industry credibility and/or a temporary or permanent decline in valuation of our Company.

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

Our commercial and/or licensing opportunities may be reduced or potentially eliminated if our competitors develop and commercialize products utilizing a similar technology that compete directly with those incorporating DehydraTECH. Significant delays in the development of our product candidates could allow competitors to bring products to market before us, which may impair the ability to commercialize our product candidates. This could result in reduced sales and negative pricing pressure on our technology, lessening our ability to increase or even sustain revenues and causing deterioration of market prospects.

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

Any failure in protecting our intellectual property may have a negative impact adverse effect on our ability to develop and license DehydraTECH.

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

We also rely on third party suppliers and manufacturers to provide us with the facilities, materials, and services to manufacture our DehydraTECH compounds for our research programs and our B2B customers. It is possible that such third parties may not successfully carry out their contractual obligations, meet expected deadlines, adhere to our protocols, or comply with regulatory requirements. This could result in lost revenue or program delays. Demand for our services may be adversely affected if customers lose confidence in the quality of our services or the industry’s practices. Adverse publicity may discourage businesses from contracting our services and could have a material adverse effect on future revenue generation.

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

Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or our user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position.

Awareness and sensitivity to personal data breaches and cyber-security threats is at an all-time high. Our computer systems and those of our contractors and consultants are vulnerable to damage from unauthorized access, computer viruses, telecommunications and electrical failures, and natural disasters. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our R&D programs. We depend on digital technologies for the successful operation of our business, including corporate email communications to and from employees, licensees, consultants and third-party providers, collection, use and retention of investor data, security systems with respect to our Health Canada licensed laboratory and maintenance of confidential information.

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

Future collaborations may involve the following risks whereby collaborators may:

•

not perform their obligations as expected or terminate an agreement for their convenience. If terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. We could face difficulty in attracting new collaborators. The markets’ perception of our business could be adversely affected.

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

Pharmaceutical products incorporating DehydraTECH have never been approved for the treatment of disease.

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

We may choose to conduct one or more of our clinical trials or a portion of our clinical trials for our product candidates outside the U.S.  The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable regulatory authority may be subject to certain conditions or may not be accepted at all.

We currently have no commercial pharmaceutical products and therefore generate no revenue from pharmaceutical products and may never be able to develop marketable pharmaceutical products. We have limited experience in filing the applications necessary to obtain approval and expect that we will need to rely on CROs and regulatory consultants to assist us with this process. Regulatory approval also requires the submission about the product manufacturing process and the inspection of the manufacturing facilities. Our success is dependent on our or a third parties’ ability to successfully navigate the risks and obstacles associated with obtaining FDA clearance for any DehydraTECH enhanced formulated product.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Risk Management and Strategy

We are an early stage biopharmaceutical company and we are focused on developing our patented DehydraTECH technology.  We do not sell products and therefore do not maintain customer lists or similar personal information. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted a formal cybersecurity risk management program or process for assessing cybersecurity risk currently. We assess material risks from cybersecurity threats on an ongoing basis, including any potential unauthorized access to or occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. To this end, we utilize an outsourced information technology consultant, who we believe has sufficient experience and expertise with regard to cybersecurity matters, to implement systems and procedures designed to reduce, respond to and monitor for cybersecurity threats and vulnerabilities. Our outsourced information technology consultant conducts proactive patching and monitoring of all of our existing systems monthly and has implemented systems and procedures to mitigate cybersecurity risks that we believe are appropriate for a company of our size, stage of growth and financial condition.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple risks to us, including potentially to our results of operations and financial condition. For additional information concerning risks related to cybersecurity, see Item 1.A. Risk Factors: Risks Associated with our Business and Industry.

Governance

Management is responsible for the day-to-day management of the risks we face, while our Board of Directors as a whole has responsibility for the oversight of risk management, including as to material risks from cybersecurity threats. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 12, 2021, the Company’s common stock and certain warrants began trading on the National Association of Securities Dealers Automated Quotations Stock Market (“Nasdaq”) under the trading symbols “LEXX” and “LEXXW”, respectively. Prior to this date the Company’s common stock was quoted on the OTCQX under the symbol “LXRP.” Our common shares were previously quoted on the Canadian Securities Exchange (“CSE”) under the symbol “LXX” until July 8, 2021.

The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in trading volumes and the market prices of their common stock. The Company believes that several factors, both within and outside of its’ control, could cause the daily volumes and price of the Company’s common stock to fluctuate. There were 15,810,205 common shares issued and outstanding as of August 31, 2024. As of November 22, 2024, there were approximately 33 shareholders of record.

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

Warrants

During the year ended August 31, 2024, 7,093,208 warrants were issued, 5,382,042 warrants were exercised for gross proceeds of $6,103,602 and 300,000 warrants expired.  As at August 31, 2024, the Company had 5,931,649 warrants outstanding as follows:

•	60,798 warrants expiring on November 13 or November 28, 2024 with an exercise price of $36.00
•	16,667 warrants expiring on March 16, 2025 with an exercise price of $9.00
•	317,190 warrants expiring on May 6 or May 11, 2025 with an exercise price of $10.50
•	1,719,828 warrants expiring on January 11, 2026 with an exercise price of $6.58
•	483,750 warrants expiring on May 11, 2028 with an exercise price of $0.95
•	259,741 warrants expiring on February 16, 2029 with an exercise price of $2.185
•	54,546 warrants expiring on February 14, 2029 with an exercise price of $2.8875
•	2,917,032 warrants expiring on February 16, 2029 with an exercise price of $4.75
•	102,097 warrants expiring on February 16, 2029 with an exercise price of $5.9375

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any of its equity securities during its fiscal year ended August 31, 2024.

Item 6. [Reserved]

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

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided to enhance the readers understanding of our results of operations and financial condition for the year ended August 31, 2024, and in comparison, to the year ended August 31, 2023.

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

Lexaria is advancing several R&D activities in both preclinical and planned future clinical programs. Our primary focus during the fiscal year was on our investigations of DehydraTECH-enhanced GLP-1 and GIP drugs.  These investigations included two human pilot studies, with our second human pilot study testing an oral mouth melt form of DehydraTECH-enhanced semaglutide and an extensive 12 arm animal study to investigate DehydraTECH enhanced semaglutide (both pure API and formulated Rybelsus®) DehydraTECH enhanced liraglutide and DehydraTECH enhanced CBD for weight loss.  In addition, Lexaria has commenced start-up activities for its 12 week chronic human clinical trial study of diabetic patients comparing DehydraTECH-cannabidiol (“CBD”), DehydraTECH-semaglutide, DehydraTECH-CBD combined with DehydraTECH-semaglutide and DehydraTECH-tirzepatide against a Rybelsus® control.

In addition, we have continued to progress forward with addressing comments provided by the FDA on our IND application for the conduct of our Phase 1(b) clinical study investigation of DehydraTECH-CBD for the reduction of hypertension.  Subject to receipt of sufficient funding, we anticipate that we will be in a position to proceed with this study during the 2025 fiscal year.

The Company continues to engage in small R&D projects and B2B formulation for third parties who are evaluating our technology for use in their product.

We were granted a total of ten new patents during fiscal 2024 including our first ever patents for the treatment of epilepsy, making it another successful year for the acquisition of new intellectual property.

Financial condition and operating performance

The data generated from our past and ongoing R&D programs continues to support confirmatory results and are contributing greatly to our understanding of the workings of DehydraTECH. These findings encourage the pursuit of lucrative commercial applications in the pharmaceutical sector. We continue to devote an increasing proportion of our resources toward pharmaceutical applications with the continuation of our programs directed at the enhancement of GLP-1 and GIP drugs.

During the year ended August 31, 2024, we completed two human pilot studies and one animal study investigating DehydraTECH infused GLP-1, GIP and CBD formulations. These programs, having been funded by the proceeds of Lexaria’s 2024 financing activities of approximately $10.3 million, supported our significant advancements in the fields of diabetes, weight loss, heart disease and hypertension.

We consider the advancement of our applied R&D studies as a vital step towards our goal of establishing commercial relationships with industry partners who can utilize DehydraTECH within existing or new product lines. Conducting additional in vitro and in vivo studies which test the absorption of some, or all of the molecules named within our patents and patent applications, further substantiate the effectiveness of DehydraTECH. Successful tests are expected to increase awareness and acceptance of DehydraTECH as a meaningful method used to deliver some or all of the named molecules more effectively than current delivery methods avail. Absorption tests are an important element leading towards higher rates of acceptance and the implementation of our technology licensing initiatives. Our R&D results serve to de-risk the potential API products that could conceivably develop into clinical trials and ultimately new drugs.

Our pursuit of opportunities within the GLP-1/GIP drug, cannabinoid, nicotine and other bioactive molecular markets in the US and internationally continue unabated. We believe there are meaningful competitive advantages in manufacturers adopting DehydraTECH in their products with its demonstrated higher absorption levels, its ability to infuse smaller quantities of active molecules in their products and the benefit of its predictable drug delivery times. Implementing our technology could lead to smaller dosing and decreased manufacturing costs while masking unwanted flavor and smell of the active molecules. We are anticipating these efforts will lead to increased licensing revenue through licensing partnerships. We are pursuing technology licensing opportunities as a method of generating profitable revenue streams over long periods of time. We have not yet, however, been able to secure a large client utilizing our technology in large quantities of products.

With forty-six patents granted to date of which eighteen are granted in the US, Lexaria believes that it has a robust patent portfolio but continues to seek additional protection for its intellectual property globally. The successful granting of additional patents could lead to material increases in shareholder value through the ability to generate meaningful license revenues from our increased intellectual property portfolio.

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

Results of Operations for our Year Ended August 31, 2024

Our net loss from operations decreased by $903,871 to $5,808,654 for the year ended August 31, 2024 from $6,712,525 for the year ended August 31, 2023. The changes between these periods for the respective items are summarized as follows:

	August 31, 2024	August 31, 2023	Change
Revenues	$464,278	$226,208	$238,070
Cost of goods sold	4,822	31,500	(26,678)
Research and development	2,360,565	3,666,721	(1,306,156)
Consulting fees & salaries	1,820,972	1,300,965	520,007
Legal and professional	812,066	444,593	367,473
Other general and administrative	1,218,983	1,316,451	(97,468)
Other expense, net	(55,524)	(178,503)	122,979
Net Loss	$(5,808,654)	$(6,712,525)	$903,871

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

	Year Ended August 31,
	2024	2023	Change
IP Licensing	$457,990	$146,800	$311,190
B2B	5,388	44,167	(38,779)
Other	900	35,241	(34,341)
Total Revenue	$464,278	$226,208	$238,070

Total Revenue for fiscal year 2024 increased by $238,070, or 105%, to $464,278 from $226,208 in fiscal year 2023. The primary source of revenue for the Company relates to the licensing of our technology to others. Licensing revenue grew by $311,190, or 212%, to $457,990 in fiscal year 2024 as compared to $146,800 in fiscal year 2023. This increase was attributable to minimum fees related to two license agreements. The increase in licensing revenue was partially offset decreases in both the revenue from our B2B processing of intermediary CBD products and other revenues which decreased by $38,779 and $34,341 respectively in fiscal year 2024. These decreases reflected the Company’s emphasis during the year on licensing DehydraTECH to new and existing industry participants to enable enhanced performance of their developmental and commercial stage products.

In fiscal 2025 and assuming our existing clients remain in compliance with their contracts, the Company expects to see an increase in revenue through further technology licensing from DehydraTECH processed hemp-based CBD and other consumer products. One of our contracted clients is contractually required to make significantly larger quarterly payments to us during fiscal 2025 than during fiscal 2024. The anticipated expansion of our intellectual property portfolio and conducting supportive R&D may jointly contribute to strengthening revenue prospects as we continue to explore new applications for our technology.

Research and Development

Research and development (“R&D”) costs are expensed as incurred and account for a significant portion of our operational expenses. During the fiscal year ended August 31, 2024, funding constraints limited our ability to direct resources to studies pertaining to weight loss and diabetes. R&D expenditures for fiscal year 2024 decreased by $1,306,156, or 36%, to $2,360,565 from $3,666,721 for fiscal year 2023.  The decrease in year-over-year R&D expenditures was driven by completion of studies related to hypertension and anti-viral drugs and a slow-down in activity as we prepared to begin our investigational studies related to GLP-1 and GIP drugs. R&D expenditures relate primarily to our new investigations into GLP-1 and GIP drugs, along with ongoing expenditures in preparation for our hypertension-related prospective IND filing.  To date, Lexaria has been pleased with the results of our investigational studies with DehydraTECH enhanced GLP-1 and GIP drugs.

We will continue to invest in our R&D programs for the foreseeable future and we expect these expenses to increase in 2025 compared to 2024, assuming successful corporate financing activities.  Currently, our primary clinical research areas of interests are focused on the investigation of DehydraTECH-powered GLP-1/GIP drugs as well as CBD for the treatment of diabetes and weight loss and, also, CBD for the reduction of hypertension.

Of significant note, Lexaria submitted our preliminary pre-meeting application for an Investigational New Drug (“IND”) to the FDA with plans to develop a cannabidiol-based drug formulation, DehydraTECH-CBD for hypertension. We received a written response following our pre-IND meeting in August 2022 where the agency has agreed with the Company’s plans to pursue a faster 505(b)(2) new drug application regulatory pathway for the program. The 505(b)(2) pathway permits a faster commercial approval than the traditional 505(b)(1) NDA pathway. The FDA has agreed with the Company’s proposed clinical protocol for DehydraTECH-CBD, which, as currently designed, would target 120 patients with hypertension. The regulator has also decided that there was no need to conduct additional non-clinical studies before the start of the IND program.  Lexaria has been working with its third party regulatory affairs consultant to respond to certain requests of the FDA and amend its protocol accordingly.  These documents are expected to be submitted during the first calendar quarter of 2025.

Preclinical and clinical development is inherently unpredictable as is regulatory approval and commercialization, therefore we are unable to estimate with certainty the ultimate costs we will incur for multi-year programs, and the timelines required in our continued development and commercialization efforts. We will require significant additional funding to complete any IND planned studies. Any successful development and completion of clinical trials as well as regulatory approval and commercialization are uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. Lexaria and our commercial partners will continue to explore multiple R&D programs directed toward further evaluation, development, and commercialization of our DehydraTECH technology.

General and Administrative

General and administrative expenses consist primarily of consulting fees, executive and employee salaries and stock-based compensation expense (non-cash). Also included are costs for advertising and marketing, investor relations, corporate facilities, insurance premiums, legal fees related to corporate matters, fees for auditing, and tax filings.

General and administrative expenses for fiscal year 2024 increased by $790,012, or 26%, to $3,852,021 from $3,062,009 for fiscal year 2023. The increase during Fiscal 2024 relates primarily to higher legal and professional, wages and salaries, and consulting expenses ($367,473, $267,330, and $252,677, respectively); combined with higher advertising and promotional expenditures ($84,187), as we scaled our efforts to bring the results of the Company’s R&D programs to the attention of various industry sectors and to the scientific and investment communities; partially offset by lower depreciation, office expenses, and impairment losses on the Company’s patent portfolio  ($69,814, $63,499, and $48,925, respectively). The increase in wages and salaries relates primarily to stock-based compensation expense (non-cash), which increased to $492,236 during the year ended August 31, 2024 from $170,382 for the year ended August 31, 2023 due to increased options vesting during the year.

The increase in consulting expense for the year ended August 31, 2024 relates primarily to separation payments to our Chief Executive Officer, who resigned effective August 31, 2024, but is maintaining his position as Chairman of the Board and as a Strategic Executive Consultant. The increase in legal and professional fees reflects an increased level of equity financing-related activity during the fiscal year.

The Company evaluated its patent portfolio and determined that certain pending applications had been abandoned or would not be pursued. As such, during the year ended August 31, 2024, the Company recognized an impairment loss of $57,836 related to those abandoned applications, as compared to $106,731 for the year ended August 31, 2023.

Other Income/(Loss)

Other Income/(Loss) for fiscal year 2024 decreased by $122,979, or 69%, to a loss of $55,524 from a loss of $178,503 for fiscal year 2023.  The change was primarily driven by the fact that fiscal year 2024 unrealized losses on marketable securities of $69,835 were $151,858, or 68%, lower than fiscal year 2023 unrealized losses on marketable securities of $221,693. This is attributable to continuing decreases in the fair value of the Company’s investment in Hill Inc. common shares. We remain confident that the loss may be temporary in nature as Hill Inc. continues to make inroads into the US hemp markets with DehydraTECH enabled products produced and sold by their licensees.

 Liquidity and Capital Resources

Since Lexaria’s entrance into the bioscience sector, it has accumulated net losses of $51.6 million, of which approximately $5.8 million and $6.7 million were incurred, respectively, in the past two fiscal years. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments related to the out-licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter.

As the Company continues with our IND application process and progresses into the clinical development of our initial product candidate, the need for substantial capital resources increases. The Company intends to form industry partnerships for later stage clinical development, which in any event is expected to be a multi-year process. Our existing cash is not sufficient to complete the full development, testing and commercialization of an FDA approved product candidate. Accordingly, we will be required to obtain significant further funding or reach industry partnerships to achieve this business objective and/or delay or modify the program in accordance with the financial resources available.

Sources of Liquidity

During the year ended August 31, 2024, the Company has completed the following:

•

Entered into a Warrant Exercise Agreement on April 30, 2024, to induce an existing accredited investor (the "Investor”) to exercise in full outstanding Common Stock Purchase Warrants (the "Exercise”) to purchase up to an aggregate of 2,917,032 shares of the Company’s common stock (the "Existing Warrant”) for gross proceeds of $4,407,444. In consideration for the immediate and full exercise of the Existing Warrant, the Investor received a new unregistered Common Stock Purchase Warrant to purchase up to an aggregate of 2,917,032 shares of the Company’s common stock (the "New Warrant”) with an exercise price of $4.75 per share in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act”).  The New Warrant was issued to the Investor for consideration of $0.125 per share for additional gross proceeds of $364,629.  The Company also issued 102,097 warrants with an exercise price of $5.9375 as part of a tail commission. Placement agent fees and other offering expenses in the amount of $209,796 were netted against the proceeds.

•

Entered into Securities Purchase Agreements whereby on February 16, 2024, the Company issued 1,444,741 shares of common stock and 113,702 pre-funded warrants in a registered direct offering. The Company also sold to investors, warrants to purchase up to 1,558,443 shares of common stock. The combined effective offering price for each share of common stock and accompanying warrant was $2.31. The warrants will expire five years from the issuance date, and have an exercise price of $2.185 per share. The Company also agreed to partially compensate the placement agent through the issuance of warrants to purchase up to 54,546 shares of common stock. The warrants will expire five years from the issuance date, and have an exercise price of $2.8875 per share. The net proceeds to the Company from the registered direct offering was $3.0 million, after deducting placement agent fees and other offering expenses paid by the Company.  1,298,702 warrants were exercised pursuant to the Warrant Exercise Agreement entered into on April 30, 2024.

•

Entered into a Securities Purchase Agreement whereby on October 3, 2023, the Company issued, to a single healthcare-focused institutional investor, 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also agreed to issue and sell to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share. The net proceeds to the Company from the registered direct offering and concurrent private placement totaled $1.25 million, after deducting placement agent fees and other offering expenses payable by the Company. To date all of the pre-funded warrants have been exercised, resulting in an issuance by the Company of an aggregate 729,058 common shares for gross proceeds of $73.  All of the 1,618,330 warrants were exercised pursuant to the Warrant Exercise Agreement entered into on April 20, 2024.

•

Issued an aggregate of 1,622,250 common shares pursuant to the exercise of warrants that were issued under our May 11, 2023, financing, at an exercise price of $0.95 per share for the gross proceeds of $1,541,138.

We may also offer securities in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans. There is no certainty that future equity or debt financing will be available or that it will be at acceptable terms, and the outcome of these matters is unpredictable. A lack of adequate funding may force us to reduce spending, curtail or suspend planned programs or possibly liquidate assets.  Any of these actions could adversely and materially affect our business, cash flow, financial condition, results of operations, and potential prospects. The sale of additional equity may result in additional dilution to our stockholders. Entering into additional licensing agreements, collaborations, partnerships, alliances marketing, distribution, or licensing arrangements with third parties to increase our capital resources is also possible. If we do so we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. As of August 31, 2024, the Company had cash on hand of approximately $6.5 million to settle $1.1 million in current liabilities. The Company believes this is sufficient to fund our expected R&D and operating expenditures for the twelve-month period following the filing date of this report. We do not anticipate making any material capital expenditures in fiscal 2025, other than those currently budgeted for our R&D programs, as we believe our current facilities and equipment are sufficient for the forthcoming twelve months following the filing date of this report.

Working Capital	August 31,	August 31,
	2024	2023

Current assets	$7,897,986	$2,151,213
Current liabilities	(1,099,419)	(267,735)
Net Working Capital	$6,798,567	$1,883,478

The Company’s working capital balance increased by approximately $4.9 million due primarily to the net impact of cash from financing activities and cash used in operating activities during the year ended August 31, 2024.

Cash Flows	August 31,	August 31,
	2024	2023

Cash flows used in operating activities	$(4,959,003)	$(5,881,237)
Cash flows used in investing activities	(188,605)	(169,610)
Cash flows provided by financing activities	10,315,207	1,589,731
Effect of exchange rate changes on cash	(19,816)	--
Increase/(Decrease) in cash	$5,147,783	$(4,461,116)

Operating Activities

Net cash used in operating activities was approximately $5.0 million for the year ended August 31, 2024, compared with $5.9 million during the same period in 2023. The decrease in net cash used in operating activities during the year ended August 31, 2024 relates primarily to a decrease in our net loss ($903,871).

Investing Activities

Net cash used in investing activities is attributable to acquisitions of intellectual property and equipment. During the fiscal year, ten additional patents were granted.

Financing Activities

Net cash provided by financing activities reflects net proceeds from the sale of common shares for cash and the exercise of warrants. Net proceeds from the October 3, 2023, February 14, 2024 and April 30, 2024 financing transactions and from warrant exercises totaled approximately $10.3 million.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lexaria Bioscience Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lexaria Bioscience Corp. and its subsidiaries (collectively, the “Company”) as of August 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Houston, Texas

November 26, 2024

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
	August 31,	August 31,
	2024	2023
ASSETS
Current
Cash	$6,499,885	$1,352,102
Marketable securities	55,807	125,642
Accounts receivable	154,477	126,686
Prepaid expenses and other current assets	1,187,817	546,783
Total Current Assets	7,897,986	2,151,213

Non-current assets, net
Long-term receivables	63,575	48,559
Right of use assets	134,843	167,446
Property & equipment, net	254,709	254,143
Intellectual property, net	516,676	462,625
	969,803	932,773

TOTAL ASSETS	$8,867,789	$3,083,986

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,066,409	$239,941
Deferred revenue	4,963	-
Lease liability, current	28,047	27,794
Total Current Liabilities	1,099,419	267,735

Lease liability, non-current	109,319	136,173

TOTAL LIABILITIES	$1,208,738	$403,908

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share
Common shares issued and outstanding:
15,810,205 and 8,091,650 at August 31, 2024, and August 31, 2023, respectively	$15,810	$8,091
Additional paid-in capital	59,599,178	48,799,454
Accumulated Deficit	(51,558,772)	(45,763,427)
Accumulated other comprehensive loss	(19,816)	-
Equity attributable to shareholders of Lexaria	8,036,400	3,044,118
Non-controlling Interest	(377,349)	(364,040)
Total Stockholders' Equity	7,659,051	2,680,078
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,867,789	$3,083,986

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)

	Year Ended August 31,
	2024	2023

Revenue	$464,278	$226,208
Cost of goods sold	4,822	31,500
Gross profit	459,456	194,708

Operating expenses
Research and development	2,360,565	3,666,721
General and administrative	3,852,021	3,062,009
Total operating expenses	6,212,586	6,728,730

Loss from operations	(5,753,130)	(6,534,022)

Other income (loss)
Interest income	14,311	43,190
Unrealized loss on marketable securities	(69,835)	(221,693)
Total other income (loss)	(55,524)	(178,503)

Net loss	$(5,808,654)	$(6,712,525)
Less: Net loss attributable to non-controlling interest	$(13,309)	$(47,626)
Net loss attributable to Lexaria shareholders	$(5,795,345)	$(6,664,899)

Other comprehensive income
Foreign currency translation adjustment	$(19,816)	$-
Total comprehensive loss	$(5,815,161)	$(6,664,899)
Basic and diluted loss per share	$(0.47)	$(1.01)

Weighted average number of common shares outstanding
- Basic and diluted	12,383,974	6,614,066

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
	Year Ended August 31,
	2024	2023
Cash flows used in operating activities
Net loss	$(5,808,654)	$(6,712,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	492,236	170,382
Depreciation and amortization	76,153	145,397
Impairment loss	57,836	106,761
Bad debt expense	7,760	-
Noncash lease expense	32,603	41,564
Unrealized loss on marketable securities	69,835	221,693
Lease accretion	6,672	2,227
Change in operating assets and liabilities
Accounts receivable	(35,551)	26,539
Inventory	-	43,069
Prepaid expenses and deposits	(641,034)	29,978
Long-term receivables	(15,016)	-
Accounts payable and accrued liabilities	826,468	88,492
Operating lease liability	(33,273)	(44,814)
Deferred revenue	4,962	-
Net cash used in operating activities	$(4,959,003)	$(5,881,237)

Cash flows used in investing activities
Intellectual property	(145,591)	(135,862)
Purchase of equipment	(43,014)	(33,748)
Net cash used in investing activities	$(188,605)	$(169,610)

Cash flows from financing activities
Proceeds from exercise of stock options	2,875	-
Proceeds from sale of common shares for cash	4,208,731	1,589,731
Proceeds from exercise of warrants	6,103,601	-
Net cash from financing activities	$10,315,207	$1,589,731

Effect of exchange rate changes on cash	$(19,816)	$-

Net change in cash for the period	5,147,783	(4,461,116)
Cash at beginning of period	1,352,102	5,813,218
Cash at end of period	$6,499,885	$1,352,102

Supplemental information of cash flows:
Income taxes paid in cash	$10,042	$8,214
Remeasurement of operating lease right of use assets and liabilities	$-	$156,566

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended August 31, 2024 and 2023
(Expressed in US Dollars)
(Audited)
						Accumulated
			Additional		Non-	Other
	Common Stock		Paid-in		controlling	Comprehensive	Stockholders
	Shares	Amount	Capital	Deficit	Interest	(Loss) Income	Equity

Balance August 31, 2022	5,950,998	$5,951	$47,041,481	$(39,098,528)	$(316,414)	$-	$7,632,490
Shares sold for cash	2,140,652	2,140	1,587,591	-	-	-	1,589,731
Stock based compensation	-	-	170,382	-	-	-	170,382
Net loss	-	-	-	(6,664,899)	-	-	(6,664,899)
Non-controlling interest	-	-	-	-	(47,626)	-	(47,626)
Balance August 31, 2023	8,091,650	$8,091	$48,799,454	$(45,763,427)	$(364,040)	$-	$2,680,078
Shares sold for cash	2,334,013	2,334	4,206,397	-	-	-	4,208,731
Shares issued from exercise of warrants	5,382,042	5,382	6,098,219	-	-	-	6,103,601
Shares issued from exercise of options	2,500	3	2,872	-	-	-	2,875
Stock based compensation			492,236	-	-	-	492,236
Foreign currency translation loss						(19,816)	(19,816)
Net loss				(5,795,345)			(5,795,345)
Non-controlling interest					(13,309)		(13,309)
Balance August 31, 2024	15,810,205	$15,810	$59,599,178	$(51,558,772)	$(377,349)	$(19,816)	$7,659,051

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS August 31, 2024 and 2023

1. Nature of Business

Lexaria Bioscience Corp. (“Lexaria”, “we”, “our” or the “Company”) is a biotechnology company pursuing the enhancement of the bioavailability of a diverse and broad range of active pharmaceutical ingredients (“API”) using our proprietary DehydraTECH drug delivery technology.  Our current focus is the investigation of the incorporation of our DehydraTECH drug delivery technology with GLP-1 and GIP drugs to enhance absorption and reduce adverse side effects.

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

Since inception, the Company has incurred significant operating and net losses. The losses attributable to shareholders were $5.8 million and $6.7 million, for the years ended August 31, 2024 and 2023, respectively. As of August 31, 2024, we had an accumulated deficit of $51.6 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

During the year ended August 31, 2024, we raised an approximate aggregate $10.3 million in net proceeds from the sale of securities pursuant to our equity financings from October 3, 2023, February 14, 2024 and April 30, 2024 and from the exercise of warrants. Subsequent to August 31, 2024, we raised an additional $4.5 million in net proceeds in a registered direct offering. We may offer additional securities for sale during our fiscal year 2025 or thereafter in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans and is in the best interests of our stockholders.

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

These consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries: Lexaria Pharmaceutical Corp., Lexaria Hemp Corp., Lexaria CanPharm ULC, Lexaria Nutraceutical Corp., Poviva Corp., Lexaria CanPharm Holding Corp., Lexaria (AU) Pty Ltd and Kelowna Management Services Corp. The Company owns 83.3% of Lexaria Nicotine LLC and the remaining 16.7% is owned by Altria Ventures Inc. (an indirect wholly owned subsidiary of Altria Group, Inc.). All significant intercompany balances and transactions have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and readily convertible to known cash amounts. The Company had no cash equivalents as of August 31, 2024 or August 31, 2023.

Marketable Securities

The Company’s marketable securities consist of investments in common stock. Investments in equity securities are reported at fair value with changes in unrecognized gains or losses included in other income (loss) on the Consolidated Statements of Operations and Comprehensive Loss.

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability.

We determined the initial classification and measurement of our right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that we are reasonably certain to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that we would pay to borrow on a collateralized basis, an amount equal to the lease payments for a similar term and in a similar economic environment.

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and impairment and depreciated using the straight-line method over the useful lives of the various asset classes. Laboratory and computer equipment and office furniture are depreciated over periods ranging from 3 to 10 years. Certain production equipment is depreciated by units of production method. Leasehold improvements are amortized over the term of the related leases, or the economic life of the improvements, whichever is shorter.

Impairment of long-lived assets

Long-lived assets, including equipment and intangible assets, namely the Company’s patents, are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to profit or loss. Intangible assets with indefinite lives are tested for impairment annually and in interim periods if certain events occur indicating that the carrying value of the intangible assets may be impaired.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606’s core principle by applying the following five steps:

1.	Identify contracts with customers
2.	Identify the performance obligations in the contracts
3.	Determine the contract price
4.	Allocate the contract price
5.	Recognize revenue when/as performance obligations are satisfied

Licensing revenue from intellectual property

Our revenues from licenses that grant exclusive rights to use our intellectual property, which we consider functional IP, are recognized at a point in time following the transfer and use of our patented infusion technology DehydraTECH. Our licensees are also required to pay quarterly fixed non-refundable minimum performance fees which are recognized as revenue over the period to which they apply.

Usage fees from intellectual property

The Company may also earn sales-based or usage-based royalties from its licensing contracts. The Company recognizes usage fees in the period when our licensees recognize sales of end-products that incorporate our licensed technology. No sales-based usage fees were recognized for the years ended August 31, 2024 and 2023.

Third Party Contracted Manufacturing

The Company recognizes revenue with respect to contract manufacturing arrangements when the related performance obligations have been satisfied (i.e., when it has completed the related manufacturing work) and in accordance with the five steps described in the ASC 606.

Contract Research and Development

The Company recognizes revenue from contract research and development arrangements when the related performance obligations have been satisfied and in accordance with the five steps described in ASC 606. The related performance obligation typically entails preparation of customer-specific formulations (i.e., DehydraTECH paired with the customer’s active ingredient) that the customer then uses in comparison testing relative to its existing product(s). Revenue is recognized upon shipment of the formulation to the customer.

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

Stock-based compensation

The Company accounts for its stock-based compensation awards whereby all stock-based grants are recognized as expenses in the Consolidated Statements of Operations and Comprehensive Loss based on the fair value at grant date subject to vesting dates and amortized over the related vesting period. The grant date fair value of each option award is estimated using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk-free interest rates and expected dividend yields of the common stock.

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

Loss per share

The calculation of loss per share uses the weighted average number of shares outstanding during the year. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as restricted stock, stock options, and warrants, which would result in the issuance of incremental shares of common stock. Diluted loss per share is equivalent to basic loss per share if the potential exercise of the equity-based financial instruments is anti-dilutive.

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

The Company’s financial instruments consist primarily of cash, marketable securities, accounts receivable and payable, and accrued liabilities. The carrying amounts of instruments approximate their fair values due to their short maturities or quoted market prices.

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

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of August 31, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$55,807	$55,807	$-	$-	$55,807

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of August 31, 2023.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$125,642	$125,642	$-	$-	$125,642

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

In the year ended August 31, 2024, two customers accounted for 99% of consolidated revenues, whereas for the year ended August 31,2023, four customers accounted for 95% of consolidated revenue. At fiscal year-end 2024, we had $84,000 in license fees receivable, compared to $24,635 as of August 31, 2023. The Company recognized bad debt expense of $7,760 and $0 for the years ended August 31, 2024 and August 31, 2023, respectively.

As of August 31, 2024, the Company had $70,477 in sales tax receivable, compared to $102,051 as of August 31, 2023. The Company considers its credit risk to be low for such receivables.

Commitments and contingencies

The Company's policy is to record accruals for any loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. The Company, from time to time, may be subject to legal claims and proceedings related to matters arising in the ordinary course of business. Management has no knowledge of any such claim against the Company with, at minimum, a reasonable possibility that a material loss may be incurred.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)) – Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

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

Value of Stock Options and Warrants

The Company provides compensation benefits to its employees, officers, directors, and consultants, through a stock option plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility assumptions used in the model are based on the historical volatility of the Company’s share price. The Company uses historical data to estimate the period of option exercises for use in the valuation model. The risk-free interest rate for the expected term of the option is based on the yields of government bonds. Changes in these assumptions, especially the share price volatility and the expected term determination could have a material impact on the Company’s profit and loss for the years presented. All estimates used in the model are based on historical data, which may not be representative of future results.

Disposals of Assets - Value of Note Receivable

The Asset Purchase Agreement for the sale of assets to Hill Inc. included C$2 million note (the “Note”) receivable as partial payment of the agreement. The Note does not contain a fixed repayment schedule nor a maturity date. The repayment of the Note is based on the purchaser repaying the outstanding value of the Note and interest from the future revenues generated from an untested market with no existing revenue streams. Therefore, with any repayment being highly doubtful, management determined at that time and as of August 31, 2024 and 2023 that the value of the note to be notional and recorded the note at a zero value for accounting purposes. During fiscal 2024, we received interest income on the note totalling $14,117. Hill Inc. continues to operate and make ongoing interest payments to us in relation to this Note.

Impairment of Long-Lived Assets

The Company evaluated its patent portfolio and determined that certain pending applications had been abandoned or would not be pursued. As such, during the year ended August 31, 2024, the Company recognized an impairment loss of $57,836 related to those abandoned applications.

5. Accounts and Other Receivables

Accounts receivable at August 31, 2024 and August 31, 2023 consist of the following:

	August 31,	August 31,
	2024	2023
Territory license fees	$84,000	$24,635
Sales tax	70,477	102,051
Long term receivable	63,575	48,559
Total Receivables	$218,052	$175,245

6. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following at August 31, 2024 and August 31, 2023:

	August 31,	August 31,
	2024	2023
Advertising & Conferences	$204,894	$40,342
Research and Development	673,126	-
Consulting	-	331,811
Legal & Accounting Fees	45,600	36,795
License, Filing Fees, Dues	22,925	15,668
Office & Insurance	122,245	97,167
Capital Financing	119,027	25,000
Total Prepaid Expenses and Other Current Assets	$1,187,817	$546,783

7. Intellectual Property, net

A continuity schedule for capitalized patents is presented below:

	August 31,	August 31,
	2024	2023
Balance – beginning	$462,625	$488,462
Addition	145,591	135,862
Impairment	(57,836)	(106,761)
Amortization	(33,704)	(54,938)
Balance – ending	$516,676	$462,625

The Company evaluated its patent portfolio and determined that certain pending applications had been abandoned or will not be pursued. As such, during the year ended August 31, 2024, the Company recognized an impairment loss of $57,836 related to those abandoned applications.  The Company recognized $33,704 of amortization expense related to patents and licenses in the year ended August 31, 2024.

The following table summarizes expected future amortization of the Company’s patent portfolio as of August 31, 2024:

Years Ending December 31,
2025	$25,813
2026	25,813
2027	25,813
2028	25,813
2029	25,813
Thereafter	$387,611
Total	$516,676

8. Property & Equipment, net

Property and equipment, net consists of:

Saturday, August 31, 2024	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$(11,258)	$-	$(259,981)	$-
Computers	70,781	(2,920)	-	(69,076)	1,705
Furniture fixtures equipment	31,126	(1,870)	-	(31,126)	-
Lab equipment	367,423	(26,400)	43,014	(157,433)	253,004
Total	$729,311	$(42,448)	$43,014	$(517,616)	$254,709

August 31, 2023	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$(54,037)	$-	$(248,723)	$11,258
Computers	70,781	(4,732)	-	(66,156)	4,625
Furniture fixtures equipment	31,126	(6,417)	-	(29,257)	1,869
Lab equipment	333,675	(29,986)	33,748	(131,032)	236,391
Total	$695,563	$(95,172)	$33,748	$(475,168)	$254,143

During the years ended August 31, 2024 and August 31, 2023, amortization of $0 and $4,651 was included in cost of goods sold.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of August 31, 2024 and August 31, 2023:

	August 31,	August 31,
	2024	2023

Accounts Payable
Vendors payable	$379,882	$225,038
Sales tax payable	$8,528	$14,903
Accrued Liabilities
Vendors payable	$677,999	-
Balance Ending	$1,066,409	$239,941

10. Revenues

Revenues for the years ended August 31, 2024 and 2023 consist of the following:

	Year Ended August 31,
	2024	2023
IP Licensing	$457,990	$146,800
B2B	5,388	44,167
Other	900	35,241
Total Revenue	$464,278	$226,208

Licensing revenue consists of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes non-refundable minimum performance fees. The Company recognized $457,990 in licensing revenue during the year. The Company recognized B2B product revenues of $5,388 that relate to sales of our intermediate products for use by B2B customers in their products.

11. Income Taxes

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rates as at August 31, 2024 and 2023:

	August 31 2024	August 31 2023
	$	$
Loss before taxes	(5,808,654)	(6,712,525)
Expected income tax recovery	(1,255,377)	(1,427,529)
Non-deductible items	(532)	(831)
Change in estimates	119,349	4,271
Effect of changes in foreign and long-term tax rates		-
Change in valuation allowance	1,138,779	1,432,305
Total income taxes	2,219	8,216

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets at August 31, 2024 and 2023 are comprised of the following:

	August 31 2024	August 31 2023
	$	$
Non-capital losses	8,738,277	8,637,353
Marketable securities	(14,051)	(14,051)
Stock based compensation	754,147	650,778
R&D	1,348,082	371,326
PPE and intangibles	(95,179)	(64,569)
Total deferred tax assets	10,731,276	9,580,837
Valuation Allowance	(10,731,276)	(9,580,837)
Net Deferred tax assets	-	-

The Company has net operating loss carry-forwards of approximately $44 million which may be carried forward to apply against future year income tax for U.S. tax purposes.

12. Common Shares and Warrants

Fiscal 2024 Activity

During the year ended August 31, 2024, the Company entered into Securities Purchase Agreements whereby on February 16, 2024, the Company issued 1,444,741 shares of common stock and 113,702 pre-funded warrants in a registered direct offering. The Company also sold to investors, warrants to purchase up to 1,558,443 shares of common stock. The combined effective offering price for each share of common stock and accompanying warrant was $2.31. The warrants will expire five years from the issuance date, and have an exercise price of $2.185 per share. The Company also agreed to partially compensate the placement agent through the issuance of warrants to purchase up to 54,546 shares of common stock. Such warrants will expire five years from the issuance date, and have an exercise price of $2.8875 per share. The net proceeds to the Company from the registered direct offering was $3.0 million, after deducting placement agent fees and other offering expenses paid by the Company. As of August 31, 2024, 1,298,702 warrants had been exercised. In addition, all 113,702 pre-funded warrants had been exercised for gross proceeds of $11.

During the year ended August 31, 2024, the Company also entered into a securities purchase agreement with a single healthcare-focused institutional investor to purchase 889,272 shares of common stock and 729,058 pre-funded warrants in a registered direct offering. In a concurrent private placement, the Company also sold to the investor, warrants to purchase up to 1,618,330 shares of common stock. The combined effective offering price for each share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant was $0.97 (to note the pre-funded warrants were issued at a price of $0.9699 and have an exercise price of $0.0001). The warrants will become exercisable six months from issuance, expire five and a half years from the issuance date, and have an exercise price of $0.97 per share. The net proceeds to the Company from the registered direct offering and concurrent private placement were $1.25 million, after deducting placement agent fees and other offering expenses payable by the Company. To date all of the pre-funded warrants have been exercised, resulting in the issuance by the Company of an aggregate 729,058 common shares for gross proceeds of $73. Further, all 1,618,330 warrants had been exercised by August 31, 2024.

On April 30 2024, the Company entered into a Warrant Exercise Agreement with an existing accredited investor (the "Investor”) to exercise in full outstanding Common Stock Purchase Warrants (the "Exercise”) to purchase up to an aggregate of 2,917,032 shares of the Company’s common stock (the "Existing Warrant”) for gross proceeds of $4,407,444. Immediately upon full exercise of the Existing Warrant, the Investor received a new unregistered Common Stock Purchase Warrant to purchase up to an aggregate of 2,917,032 shares of the Company’s common stock (the "New Warrant”). The New Warrant was issued to the Investor for consideration of $0.125 per share for additional gross proceeds of $364,629.  In addition, 102,097 warrants with an exercise price of $5.9375 were issued as part of a tail commission. Placement agent fees and other offering expenses in the amount of $209,796 were netted against the proceeds.

During the fiscal year ended August 31, 2024, the Company had warrant exercises resulting in the following share issuances:

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

During the year ended August 31, 2024, 300,000 warrants expired.

Presented below is a continuity schedule for warrants:

	Number of Warrants	Weighted Average Exercise Price $
Balance, August 31, 2022	2,421,983	8.04
Cancelled/expired	(7,500)	24.00
Issued	2,106,000	0.95
Balance, August 31, 2023	4,520,483	4.71
Issued	7,093,208	2.76
Expired	(300,000)	7.67
Exercised	(5,382,042)	1.11
Balance, August 31, 2024	5,931,649	5.50

Presented below is a summary of warrants outstanding as of August 31, 2024:

Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life in Years
60,798	36.00	0.20-0.24
317,190	10.50	0.68-0.69
16,667	9.00	0.54
1,719,828	6.58	1.38
483,750	0.95	3.70
314,287	2.31	4.47
2,917,032	4.75	4.47
102,097	5.94	4.47
5,931,649	5.50	3.25

Fiscal 2023 Activity

During the year ended August 31, 2023, the Company completed the following issuances of common shares and warrants:

1.	34,652 shares were sold pursuant to an at-the-market offering ("ATM”) for gross proceeds of $114,456. Offering costs netted against proceeds amounted to $125,122.

2

2,106,000 units were sold at a price of $0.95 per unit, with each unit consisting of one common share and one warrant exercisable to purchase an additional common share at $0.95 per share, for net proceeds of $1,600,397. The 2,106,000 warrants are exercisable for a period of five (5) years.

No warrants have been exercised and 7,500 warrants expired during the year ended August 31, 2023.

13. Stock Options

The Company established an Equity Incentive Plan whereby our Board, pursuant to shareholder approved amendments, may grant up to 1,037,544 stock options to directors, officers, employees, and consultants with such number being increased to up to 10% of the issued share capital at the end of each calendar year, at the discretion of the board, pursuant to an evergreen formula.

Stock options may be exercised for a maximum period of up to ten (10) years but to date all currently issued options must be exercised, as determined by our Board, by no later than five years from the date of grant. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the day of or preceding the date of grant. Vesting terms are set by our Board. The estimated fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model.

Fiscal 2024 Activity

The Company granted the following stock options during the year ended August 31, 2024:

Grant Date	Granted Quantity	Exercise Price	Contractual Life (years)
10/26/2023	85,000	$1.15	5
3/15/2024	200,000	$2.93	5
4/26/2024	151,500	$2.36	5
7/26/2024	48,000	$3.39	5
7/26/2024	12,000	$3.39	2
8/31/2024	200,000	$3.92	5
	696,500	$2.91	4.95

Of the 200,000 options granted on March 15, 2024, 150,000 were subsequently cancelled and 50,000 were fully vested.

Fiscal 2023 Activity

The Company granted the following stock options during the year ended August 31, 2023:

Options	Weighted Average Exercise Price	Contractual Life (years)
41,200	$1.96	5
5,000	$2.73	5
3,400	$3.04	5
20,000	$0.87	5
69,600	$1.75	(Avg. Contractual Life) 5

During the year ended August 31, 2023, 267,969 previously granted options with exercise prices ranging from $9.60 to $4.80 were repriced to $3.00 following shareholder approval obtained at the Company’s annual shareholder meeting held on May 9, 2023.

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2022	424,836	6.45
Cancelled/expired	(47,500)	2.98
Granted	69,600	1.75
Balance August 31, 2023	446,936	$3.32	3.25	$3,600
Cancelled/expired	(196,000)	$2.94	4.27
Exercised	(2,500)	$1.15	4.16
Granted	696,500	$2.91	4.63
Balance August 31, 2024 (Outstanding)	944,936	3.11	3.64	971,959
Balance August 31, 2024 (Exercisable)	734,936	2.88	3.31	971,959

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of vested options.

The fair value of options awarded during the fiscal years ended August 31, 2024 and August 31, 2023 totaled $1,267,732 and $89,057, respectively.

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2024	August 31, 2023
Expected Volatility	92%-98%	98%-119%
Risk Free interest rate	3.77%-5.03%	0.78%-3.30%
Expected life	2.5-4.0 years	5.0 years
Dividend Yield	0.00%	0.00%
Estimated fair value per option	$0.63-$2.57	$2.25-$5.10

Stock-based compensation expense for the fiscal years ended August 31, 2024 and August 31, 2023 totaled $492,236 and $170,382, respectively. Of the current fiscal year expense, $453,119 relates to current year option awards, and $39,117 relates to the vesting of options awarded in previous fiscal years.

As of August 31, 2024, unrecognized non-cash stock-based compensation expense totaled $533,619 related to 210,000 unvested stock options with a weighted average exercise price of $3.89. This expense is expected to be recognized over a weighted average period of 2.26 years.

14. Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

Corporate offices and R&D lab space is leased in Kelowna, British Columbia, Canada which lease was renewed during fiscal 2023 until November 15, 2028. In addition to minimum lease payments, the lease requires us to pay property taxes and operating costs which are subject to annual adjustments.

	August 31, 2024	August 31, 2023
	$	$
Right of use assets - operating leases	167,446	52,444
Remeasurement related to lease extension	-	156,566
Amortization	(32,603)	(41,564)
Total lease assets	134,843	167,446
Liabilities:	163,967	49,988
Remeasurement related to lease extension	-	156,566
Lease payments	(33,273)	(44,814)
Interest accretion	6,672	2,227
Total lease liabilities	137,366	163,967

Operating lease cost	134,843	167,446
Operating cash flows for lease	(33,273)	44,814
Remaining lease term	4.21 Years	5.17 Years
Discount rate	7.25%	7.25%

Pursuant to the terms of the Company’s lease agreements in effect at August 31, 2024, the following table summarizes the Company’s maturities of operating lease liabilities:

Fiscal Year	Amount
2024	$-
2025	37,094
2026	37,345
2027	38,641
2028	38,901
2029	8,104
Thereafter	-
Total lease payments	160,085
Less: imputed interest	(22,719)
Present value of operating lease liabilities	137,366
Less: current obligations under leases	(28,047)
Total	$109,319

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

	IP	B2B			Consolidated
Year Ended August 31, 2024	Licensing	Product	R&D	Corporate	Total
Revenue	$457,990	$5,388	$900	$-	$464,278
Cost of goods sold		(4,822)			(4,822)
Operating expenses	(340)	(1,124)	(2,360,565)	(3,850,557)	(6,212,586)
Other income/(expense)				(55,524)	(55,524)
Segment loss	$457,650	$(558)	$(2,359,665)	$(3,906,081)	$(5,808,654)

Total assets	$164,152	$63,131	$497,603	$8,142,903	$8,867,789

	IP	B2B			Consolidated
Year Ended August 31, 2023	Licensing	Product	R&D	Corporate	Total
Revenue	$146,800	$44,167	$35,241	$-	$226,208
Cost of goods sold	-	(31,500)	-	-	$(31,500)
Operating expenses	(70,677)	(282,709)	(3,666,721)	(2,708,623)	$(6,728,730)
Other income/(expense)		-	-	(178,503)	$(178,503)
Segment loss	$76,123	$(270,042)	$(3,631,480)	$(2,887,126)	$(6,712,525)

Total assets	$103,336	$65,573	$187,532	$2,729,545	$3,083,986

16. Subsequent Events

Subsequent to the fiscal year end, the Company engaged Mr. Michael Shankman as its Chief Financial Officer to fill the vacancy created when Mr. Cabatuan resigned from this position on July 15, 2024.  Pursuant to the Executive Management Agreement entered into between the Company and Mr. Shankman, Mr. Shankman will be compensated with a base annual salary of US$120,000, subject to annual increases of 1.25 x the annual inflation rate as determined by the US Federal Reserve Board, an option grant for the issuance of up to 50,000 common shares vested over three years, and annual performance milestone bonuses of up to 35% during the first year, 40% during the second year and thereafter up to 50% of the base salary. Should Mr. Shankman be terminated without cause, after an initial six months with the Company, he will be entitled to severance pay equal to two (2) months base salary, with such severance pay increasing by a month for each completed year of employment. Mr. Shankman will also be entitled to medical and dental benefits equal in value to up to $2,000 per month and four (4) weeks of paid vacation.

Subsequent to the fiscal year end, on September 4, 2024, we entered into an engagement agreement with H.C. Wainwright & Co. LLC (“HCW”), pursuant to which we agreed to sell in a registered direct offering, 1,633,987 shares of common stock at a purchase price of $3.06 per share for gross and net proceeds of $5.0 million and $4.5 million, respectively.  Concurrently, the Company issued, by way of a private placement transaction, 4,551,019 share purchase warrants, entitling the holder thereof to purchase up to 4,551,019 shares of common stock at a price of $3.06 per share for a period of five years from the date of shareholder approval for such warrant issuance.  The securities were issued on October 16, 2024, with the shares registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares are required to be registered pursuant to a Form S-1 registration statement  As part of the terms and conditions of the warrant issuance, the sole investor agreed to cancel the share purchase warrants that were issued to them in the April 30, 2024 financing.  We also issued HCW warrants to purchase up to 57,190 shares at an exercise price of $3.825 per share. HCW was paid 7% of the gross proceeds and was also reimbursed $70,000 for its expenses and $15,950 in closing fees.

On October 1, 2024, the Company awarded an option grant to an employee for the purchase of up to 12,000 common shares at an exercise price of $3.17 per share.

In October 2024, the Company sold 8,402 shares of common stock through an At the Market (ATM) offering. Net proceeds from these sales totaled $25,359.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SECs rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer (currently our acting Principal Executive Officer) and our Chief Financial Officer (currently our acting Principal Financial and Accounting Officer)to allow for timely decisions regarding required disclosure.

As of August 31, 2024, the end of our fiscal year covered by this report, we carried out an evaluation under the supervision and with the participation of our CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, it was concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2024. In making this assessment, management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that as of August 31, 2024, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management reviewed the results of their assessment with our Board.

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

Changes in Internal Control over Financial Reporting

The fundamental controls and control processes remained consistent with prior years during the year ended August 31, 2024. While the Company has experienced turnover with its CFO position during the past two fiscal years, these changes have not resulted in any changes in our internal controls over financial reporting that occurred during the year ended August 31, 2024, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

 Rule 10b5-1 Trading Arrangement

During the three months ended August 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our Board and hold office until their death, resignation, or removal from office. Our directors and executive officers are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Christopher Bunka	Chairman , and Director	63	Oct. 26, 2006
Richard Christopher	Chief Executive Officer	54	Aug. 31, 2024
John Docherty	President and Director	54	Apr. 15, 2015 Apr. 29, 2016
Michael Shankman	Chief Financial Officer	64	Oct. 1, 2024
Nicholas Baxter	Director	70	Jul. 8, 2011
Ted McKechnie	Director	77	Sept. 16, 2015
Dr. Catherine C. Turkel	Director	64	Sept. 2, 2022
Al Reese, Jr.	Director	75	Jan 14, 2021

Business Experience

The following is a brief account of the business and education experience of each current director and executive officer during the past five years, indicating each person’s principal occupation during the period.

Mr. Christopher Bunka – Chairman, former Chief Executive Officer and Director

Mr. Bunka has been Chairman of the Board since 2006.  He is a former executive of the Company, having served as chief executive officer from 2006 to August 31, 2024.  Mr. Bunka was primarily responsible for the corporate pivot from older business activities to bioscience and specifically to the Company’s current research and development of DehydraTECH with GLP-1 and GIP drugs. Mr. Bunka is a serial entrepreneur and has been involved in several private and public companies since the late 1980’s. He was well known for more than a decade as a part-time business commentator in print and radio, as well as an author. He has extensive experience in the capital markets, corporate governance, project acquisition and corporate finance. He is a named inventor on several of Lexaria’s pending patents.

Since 1988, Mr. Bunka has been the CEO of CAB Financial Services Ltd., a private holding company located in Kelowna, BC, Canada. He is a venture capitalist and corporate consultant.

Mr. Richard Christopher – Chief Executive Officer

Mr. Christopher joined the Company as Chief Executive Officer on August 31, 2024. He has extensive experience with pharmaceutical and medical device companies.  He was the Chief Financial Officer of Invivo Therapeutics Holdings Corp. (“InVivo”) from 2019 to 2024. InVivo Therapeutics was a pioneering biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries. Its goal was to develop and commercialize groundbreaking technologies and treatments for spinal cord injury (SCI). At the core of InVivo’s technology portfolio was the Neuro-Spinal Scaffold™ a novel and proprietary biomaterial that is implanted into the epicenter of the injury to modulate the healing environment and serve as a support for neuroregeneration. As the Neuro-Spinal Scaffold failed to advance through clinical trials, InVivo delisted from the Nasdaq Stock Market around March 20, 2024.

Mr. Christopher was the Chief Financial Officer of iCAD, Inc. from December 2016 through January 2019.  iCAD, Inc. is a Nasdaq-listed company with a focus on therapies and solutions for the early identification and treatment of cancer, where he held both financial and operational responsibilities.  Prior to iCAD, Inc., Mr. Christopher was Chief Financial Officer from March 2014 through December 2016 and Chief Operating Officer from October 2015 through December 2016 of Caliber Imaging & Diagnostics, Inc., a medical technology company focused on cancer detection imaging solutions, with primary applications in dermatology. Prior to Caliber and starting in 2000, Mr. Christopher held various positions of increasing responsibility at DUSA Pharmaceuticals, Inc., a Nasdaq-listed dermatology company focused on the treatment of precancerous skin lesions, where he ultimately served as Chief Financial Officer from January 2005 through its acquisition and integration into Sun Pharmaceuticals Industries Ltd in April 2013.

Mr. Christopher holds a Master of Science in Accounting from Suffolk University and a Bachelor of Science in Finance from Bentley University.

Mr. John Docherty – President and Director

Mr. Docherty has served as the Company’s President of Lexaria since April 15, 2015 and a director since April 29, 2016. Prior to Lexaria Mr. Docherty was former President and Chief Operating Officer of Helix BioPharma Corp. (TSX: HBP), where he led the company’s pharmaceutical development programs for its plant and recombinantly derived therapeutic protein product candidates.

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

Mr. Michael Shankman –Chief Financial Officer

Mr. Shankman joined the Company as Chief Financial Officer on October 1, 2024. Mr. Shankman was previously engaged by the Company as an outsourced CFO via NowCFO from June 2023 to February 2024. He is a Certified Public Accountant holding an MBA, Finance from California State University who previously worked with NOW CFO from 2021 to 2024.  During his time with NOW CFO, Mr. Shankman provided outsourced CFO and Controller services gaining extensive experience and familiarity with both public and private companies in a wide variety of industry fields.  Prior to his engagement with NOW CFO, Mr. Shankman worked for The Arcticom Group, being a $160M provider of refrigeration and HVAC design, installation, maintenance and repair services to national grocery chains, as its Corporate Controller from 2020-2021.  And from 2019 to 2020 Mr. Shankman was the Controller for Change.Org a $35M public benefit corporation.

Mr. Nicholas Baxter - Director

Mr. Baxter has served as a member of the Company’s board of directors since 2009. Mr. Baxter received a Bachelor of Science (Honours) from the University of Liverpool in 1975 and has worked on oil & gas projects in many areas of the world. Since the 1980’s, he has worked with companies in the public markets both in the U.K. and in Canada. Mr. Baxter brings extensive real-world experience as a board member.

Mr. Ted McKechnie – Director

Mr. McKechnie has served as a member of the Company’s board of directors since September 2016.  He is a well-recognized thought leader in the Canadian food industry. In the past, Mr. McKechnie was president of Maple Leaf Foods, an owner and senior executive at Humpty Dumpty Snack Foods and a senior leader at Pepsi Co. After a distinguished career as an executive and marketer specializing in food manufacturing, he now focuses on moving the Canadian food sector into the future. Aside from being the chairman of Food Starter’s board, Mr. McKechnie is also the Chairman/CEO of The Davies Group and William Davies Consulting Inc. He is also a chairman of the board for Advanced Technology For Food Manufacturing, and serves on the Board Of Governors for St Jerome’s University. Mr. McKechnie was awarded Philip Morris Chairman’s Award for “recognition of extraordinary contributions having a significant and lasting impact on the Corporation”.

Mr. Al Reese Jr. - Director

Mr. Reese has served as a member of the Company’s board of directors since January 2021.  He has over 50 years’ experience in public and private businesses including as CFO of a formerly Nasdaq-listed energy company where he arranged finance transactions totalling over $10 billion dollars during his 20-year tenure. Mr. Reese was a Director and Chairman of the Audit Committee of a community bank in Texas for ten years until such time as it was acquired by a larger banking group in 2018. He currently serves as an Independent Director and Chairman of the Audit Committee for a privately held insurance company headquartered in The Woodlands, Texas. He has directed over 50 acquisitions and financings from as small as a few hundred thousand dollars to multibillion dollar transactions in both the domestic and international arenas. Mr. Reese is also President and Chairman of a family charitable 501(c)-3 foundation and Interim Chairman of a charitable 501(c)-3 entity that focus on Bible literacy.

Mr. Reese is a Certified Public Accountant (1974) and received his Bachelor of Business Administration degree from Texas A&M University in 1971, and his MBA from University of Houston in 1977. He has extensive experience at a senior level in financial services, finance transactions, investor relations, and more.

Dr. Catherine C. Turkel – Director

Dr. Turkel, PharmD, PhD has served as a member of the Company’s board of directors since September 2022. She has more than 20 years’ experience as an executive in start-up and mid-size pharma/biotech companies. She was Founder and CEO of Nezee Therapeutics, and served as President and R&D head at Novus Therapeutics (renamed Eledon Pharmaceuticals – Nasdaq: ELDN). She currently acts as an independent Board Director at Object Pharma (private) and Prostate Cancer Research (nonprofit; member of the Translational Scientific Advisory Committee) and is a Dean Advisor at Chapman University School of Pharmacy.

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

58

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

During the fiscal year ended August 31, 2024, the Form 4 filings for stock options issued to the following insiders,: Albert Reese Jr., William Edward McKechnie, Nicholas Baxter, Dr. Catherine C. Turkel, John Docherty and Christopher Bunka, on April 26, 2024 were completed after the required two day business time period.  Other than that one instance of late filing, and based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all other filings applicable to our officers, directors, and beneficial owners of greater than 10% percent were complied with within the required time frames.

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

Board and Committee Meetings

Our Board held ten formal meetings and several informal meetings during the year ended August 31, 2024. All proceedings of the board of directors taken at a formal meeting were evidenced by way of minutes taken at such meetings. All other matters approved by our Board outside of any formal meeting were evidenced by resolutions consented to by all the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2024, the Company had an active Governance and Nominating Committee. If stakeholders wish to recommend candidates for our Board, they may do so by sending communications to the Governance and Nominating Committee at the address on the cover of this annual report.

Audit and Finance Committee and Audit Committee Financial Expert

The audit and finance committee are governed by the audit and finance committee charter as adopted on December 8, 2020. The committee is composed of Mr. Al Reese, Jr., Mr. Ted McKechnie, and Mr. Nicholas Baxter and the members held four formal meetings during the year ended August 31, 2024. Mr. Reese, a CPA, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. A copy of the Audit & Finance Committee charter can be downloaded from the Company’s website under our Investors/Governance/Governance Documents tab.

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

Compensation Committee

Our Compensation Committee was created on July 2, 2020, the members of which are Mr. Baxter, Dr. Turkel and Mr. McKechnie, with all directors being “independent” pursuant to Nasdaq independence standards. The Compensation Committee operates under a written charter and its purpose is to review, consider, research, and recommend compensation for the Company’s executive management, taking into consideration milestones achieved, the compensation issued by companies of similar size and the overall financial health of the Company. The committee is also responsible for reviewing and approving employment and benefits agreements and any executive compensation information incorporated into the Company’s periodic reports. The Compensation Committee held six formal meetings during the fiscal year. A copy of the compensation committee charter can be downloaded from the Company’s website under our Investors/Governance/Governance Documents tab.

Governance and Nominating Committee

The Governance and Nominating Committee operate pursuant to a charter created on December 8, 2020. The current members of the committee are Mr. Reese Jr. and Dr. Turkel, both being independent directors of the Company. The committee’s purpose is to assist our Board in fulfilling its responsibilities by: (i) being satisfied that corporate governance guidelines are adopted, applied and disclosed including director qualification standards, responsibilities and access to management and independent advisors, director compensation, orientation and continuing education, and annual performance evaluation of the board; (ii) identifying individuals qualified to become new board members and recommending to the board the nominees for each annual meeting of shareholders of the Corporation; and (iii) such other matters delegated to the committee by the board. The Governance and Nominating Committee held four formal meetings during the fiscal year. A copy of the Governance & Nominating Committee charter can be downloaded from the Company’s website under our Investors/Governance/Governance Documents tab.

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

Insider Trading Arrangements and Policies

The Company has adopted an insider trading policy governing the purchase, sale, and/or other disposition of its securities by its directors, officers, employees and independent contractors that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company.

Directors, executive officers, employees and other related persons may not buy, sell or engage in other transactions in the Company’s shares while aware of material non-public information; buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between the Company and those companies; or disclose material non-public information to any unauthorized persons outside of the Company. The policy also restricts trading and other transactions for a limited group of Company employees (including executives and directors) to defined window periods that follow the Company's quarterly earnings releases and restricts trading and other transactions following announcement of a share repurchase program.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers during the last completed year ended August 31, 2024 and August 31, 2023;

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2024, and August 31, 2023, collectively referred to as the named executive officers of our Company, are set out in the following summary compensation table. There is no disclosure provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and		Salary	Bonus	Stock Awards	Option Awards(6)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	$	$	$	$	$	$	$	$
Christopher Bunka (1)	2024	-	27,246	-	85,074	-	-	772,524	884,844
Chairman, Director & former Chief Executive Officer	2023	-	10,487	-	-	-	-	280,706	291,193
Richard Christopher (2)	2024	-	-	-	514,317	-	-	5,000	519,317
Chief Executive Officer	2023	-	-	-	-	-	-	-	-
John Docherty (3)	2024	273,397	55,944	-	85,074	-	-	-	414,415
President & Director	2023	257,399	33,066	-	-	-	-	-	290,465
Nelson Cabatuan (4)	2024	71,280	-	-	403,298	-	-	-	474,578
Former Chief Financial Officer	2023	-	-	-	-	-	-	-	-
Greg Downey (5)	2024	-	-	-	-	-	-	-	-
Former Chief Financial Officer	2023	172,889	11,022	-	-	-	-	-	183,911

(1)

Mr. Bunka was appointed as Chairman, President, Chief Executive Officer, and director on October 26, 2006. We pay Mr. Bunka a consulting fee through CAB Financial Services Ltd., through which he was previously compensated for Chief Executive Officer services.  On August 31, 2024, Mr. Bunka resigned as Chief Executive Officer of the Company and currently serves as the Company’s Chairman of the Board.

(2)	Mr. Richard Christopher was appointed as Chief Executive Officer on August 31, 2024. Mr. Christopher was paid $5,000 for consulting for the month of July 2024. We pay Mr. Christopher as an employee.
(3)	Mr. Docherty became President on April 15, 2015, and a director on April 29, 2016. We pay Mr. Docherty as an employee.
(4)

Mr. Cabatuan was Chief Financial Officer from March 14, 2024 to July 15, 2024 and was considered an employee of the Company.  Subsequent to his resignation 150,000 options were cancelled with a value of $302,474.

(5)	Mr. Downey was Chief Financial Officer from April 15, 2021 to June 6, 2023 and was considered an employee of the Company.
(6)	The fair value of the stock options awarded was estimated using the Black-Scholes option pricing model.

Consulting and Employment Agreements

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers or directors.

Mr. Chris Bunka, Former CEO

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

The contract entitles Mr. Bunka to compensation of 2% of the consideration of the total value of any subsidiary sold and upon a change of control is entitled to 26 times the monthly fee, excluding certain circumstances. The termination clause requires 15 months written notice plus one additional months’ written notice for each completed year of service for terminating the contract without cause. Payment may be made in lieu of and if so, the Company would be liable for a termination payment of 15 times the monthly fee plus one additional month’s payment for each completed year of service of up to a maximum payment of 24 times the monthly fee.

On August 31, 2024 the management contract with Mr. Bunka was terminated by the Company in order to proceed with the engagement of the new CEO, Mr. Richard Christopher.  Pursuant to the terms of his contract and a review conducted by the Compensation Committee, Mr. Bunka received a severance payment of US$442,167, and upon completion of the calendar year will also receive his pro rata portion of his performance milestone bonus.  Mr. Bunka and the Company have agreed to enter into a consulting agreement whereby Mr. Bunka will provide Strategic Executive Advising services and accordingly, all stock options previously issued to Mr. Bunka will remain valid and exercisable.  Mr. Bunka will continue as a director of the Company and as the Chairman of the board and will be compensated for his services as such in the same manner as the independent board members.

Mr. Richard Christopher, CEO

The Company entered into an at-will executive employment agreement with Mr. Richard Christopher for the provision of Chief Executive Officer services for US$420,000 per year, effective August 31, 2024, with an annual increase of 5% on January 1, 2025 and January 1, 2026 and thereafter at the sole discretion of the Company and in accordance with the Company’s standard payroll practices. A performance bonus equal to 50% of the annual compensation may be payable upon the completion of certain performance criteria as determined by our Board. Participation in the Company’s stock option plan is also included with an initial option issuance for the purchase of 200,000 common shares with an exercise price of $3.92, being granted for a five year term with vesting periods ending in December 2026. An annual professional development allowance of US$40,000 is also available to Mr. Christopher.

Upon the occurrence of a change of control (“COC”), Mr. Christopher will be entitled to a lump payment of 12 months’ pay if such COC occurs within the first year of engagement, 13 months’ pay if such COC occurs within the second year of engagement and 14 months’ pay if such COC occurs within the third or subsequent year of engagement. The agreement specifies that should Mr. Christopher’s engagement be terminated without just cause by the Company or for good reason by Mr. Christopher, the Company would pay Mr. Christopher any accrued wages, payable bonus and one month of salary for each one month engaged up to a maximum of 12 months’ pay.

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

The contract for the services includes entitlement to compensation of 2% of the consideration received by the Company from the sale of any subsidiary, excluding certain circumstances. Upon the occurrence of a change of control, Mr. Docherty will be entitled to a lump payment of 21 months’ pay subject to certain exemptions. The contract specifies that 60 days written notice for termination by Mr. Docherty and termination without cause by the Company would result in 12 months’ pay in lieu of notice plus one additional month’s written notice or payment in lieu, for each completed year of service up to a maximum payment of 24 months.

Mr. Nelson Cabatuan, Former CFO

The Company entered into an employment agreement with Mr. Cabatuan with a base annual salary of US$198,000, subject to annual increases of US$12,000 for the first and second anniversary of employment with any subsequent increase being subject to negotiation, an option grant for the issuance of up to 200,000 common shares vested over three years, and annual performance milestone bonuses of up to 35% during the first year, 40% during the second year and thereafter up to 50% of the base salary.  In addition, Mr. Cabatuan’s employment agreement provides that upon the sale of an affiliate company, he will receive compensation on the gross sale value equal to 0.5% if the sale occurs in the first year of employment, 0.75% if the sale occurs in the second year of employment and 1.0% if the sale occurs thereafter.  As well, upon a change of control of Lexaria Bioscience Corp., Mr. Cabatuan will be entitled to twelve months’ of base salary if it occurs in the first year, thirteen months’ of base salary if it occurs in the second year and fourteen months’ of base salary if it occurs in the third year or any subsequent year thereafter.  As Mr. Cabatuan resigned from his position, his unvested options (150,000) were returned to the Company’s Equity Incentive Plan and he was only entitled to accrued wages.  As Mr. Cabatuan has continued with the Company as its Strategic Investment Advisor his vested options (50,000) remain valid and active.

Mr. Michael Shankman, Current CFO

The Company entered into an employment agreement with Mr. Shankman with a base annual salary of US$120,000, subject to annual increases of 1.25 x the annual inflation rate as determined by the US Federal Reserve Board, an option grant for the issuance of up to 50,000 common shares subject to vesting provisions ending August 31, 2026, and annual performance milestone bonuses of up to 35% during the first year, 40% during the second year and thereafter up to 50% of the base salary.  Should Mr. Shankman be terminated without cause, after an initial six months with the Company, he will be entitled to severance pay equal to two (2) months base salary, with such severance pay increasing by a month for each completed year of employment.  Mr. Shankman will also be entitled to medical and dental benefits equal in value to up to $2,000 per month until his 65th birthday and four (4) weeks of paid vacation.

Grants of Plan-Based Awards Table

During the year ended August 31, 2024, Lexaria issued the following plan-based awards to our named executive officers:

Compensation Securities
Executive Officer	Type of compensation security	Number of compensation securities, number of underlying securities, and percentage of class	Date of issue or grant	Issue, conversion or exercise price $	Closing price of security or underlying security on date of grant $	Closing price of security or underlying security at year end $	Expiry date
Chris Bunka, Former CEO	Stock Options	30,000 49,500	10/26/2023 04/26/2024	1.15 2.36	1.12 2.35	3.91 3.91	10/26/2028 04/26/2029
John Docherty, President	Stock Options	30,000 49,500	10/26/2023 04/26/2024	1.15 2.36	1.12 2.35	3.91 3.91	10/26/2028 04/26/2029
Nelson Cabatuan, Former CFO	Stock Options	200,000(1)	03/02/2024	2.93	2.92	3.91	03/15/2029

(1)

Upon resignation, 150,000 vested options with a fair value of $302,474 expired and were returned to the Incentive Equity Plan. The remaining 50,000 options had their term reduced so that they expire on July 15, 2026, being two years from the date that Mr. Cabatuan resigned as CFO and commenced consulting services.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price$	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Christopher Bunka	26,000 23,334 15,000 30,000 30,000 49,500	- - - - - -	- - - - - -	$3.00 $3.00 $3.00 $2.91 $1.15 $2.36	04/23/2026 06/08/2026 09/01/2026 08/29/2027 10/26/2028 04/26/2029	- - - - - -	- - - - - -	- - - - - -	- - - - - -
John Docherty	13,334 18,000 18,334 15,000 30,000 30,000 49,500	- - - - - - -	- - - - - - -	$3.00 $3.00 $3.00 $3.00 $2.91 $1.15 $2.36	04/23/2025 04/23/2026 06/08/2026 09/01/2026 08/29/2027 10/26/2028 04/26/2029	- - - - - - -	- - - - - - -	- - - - - - -	- - - - - - -
Richard Christopher	200,000	200,000	-	3.92	08/31/2029	-	-	-	-

Option Exercises

No options were exercised by any named executive officer during the year ended August 31, 2024.

Compensation of Directors

As of the fiscal year ending August 31, 2024, four of our directors are compensated for their services. In their capacity as independent directors each receives $30,000 per year paid quarterly in advance. Directors are also paid nominal amounts for their services on the Audit and Finance, Compensation, and the Governance and Nominating Committees and for acting as chair of such committees.

The four independent directors were granted an aggregate of 68,000 stock options with a calculated fair value of $119,311 and is included in consulting expense during the fiscal year 2024.

In establishing the compensation of the directors, the Company engaged a third party consultant to conduct a peer company review of the compensation issued to companies of similar size, industry and stage of development.  Upon completion of the review, it was determined that the current options issued to the independent directors was below the industry standard and accordingly, an allotment of 12,000 options was issued to each independent director to rectify this gap.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is, or was during fiscal 2024, an officer or employee of the Company or any of its subsidiaries or was formerly an officer of the Company or any of its subsidiaries. No member of the Compensation Committee is, or was during fiscal 2024, an executive officer of another company whose board of directors has a comparable committee on which one of the Company’s executive officers serves.

Board Diversity

The Company and its management are highly supportive of the recent initiatives taken by the Securities and Exchange Commission and the Nasdaq Group to encourage diversity within the board of directors of reporting companies. Lexaria’s Governance and Nominating Committee has been compiling a board skill gap matrix and developing a board succession plan for the purpose of formalizing the preferred board composition and areas of expertise that would provide additional benefits to the Company and its shareholders.

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

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Executive Compensation for the year ended August 31, 2024, with management. Based on the reviews and discussions our Compensation Committee recommended to our Board that the Executive Compensation discussed above be included in this annual report on Form 10-K.

Actions to Recover Erroneously Awarded Compensation

At no time during the last fiscal year was the Company required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to our Clawback Policy as attached as Exhibit 97.1 to this Form 10-K.

Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information (“MNPI”)

The Company has a strict policy of not issuing options or allowing its insiders to conduct stock trades at times, subject to any allowable trades that might occur pursuant to a 10b5-1 Trading Plan, where MNPI is known or a material transaction is anticipated to occur.  Each insider and employee of the Company is required to read and sign the Company’s Insider Trading and Black Out Period Policy as attached hereto as Exhibit 19.1, which prescribes certain set periods that prohibit insider trading.  Other than as established for black-out periods associated with our quarterly and annual financial statement filings, our executive management will also issue notices of black-out trading periods if they are aware of material transactions which they anticipate closing.

Despite diligent efforts to prevent such grant of equity awards close in time to the release of MNPI, there are times when a material transaction may unexpectedly close with a faster timeline than expected which may result in an inadvertent issuance of stock options near or close to the disclosure of MNPI.

During the fiscal year ended August 31, 2024, the Company proceeded with its annual issuance on April 26, 2024 of 5,000 stock options to each of its independent directors as required pursuant to the director services agreement and certain additional stock option issuances to its employees and executive officers.  Two business days later, on April 30, 2024 an existing investor agreed to the terms of a warrant exercise agreement as announced via Form 8-K on April 30, 2024.  The named executive officers who received a grant pursuant to this close in time issuance are as follows:

Name	Grant date	# of options	Exercise price	Fair Value on Grant Date	% change of Market Price
Chris Bunka	04-26-2024	49,500	$2.36	$2.35	142%
John Docherty	04-26-2024	49,500	$2.36	$2.35	142%

None of the options that were inadvertently issued close in time to the MNPI have been exercised and from the time of disclosure of the MNPI to the fiscal year end, the Company’s stock has seen a low of $2.58 and a high of $4.09.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our directors and executive officers as a group, as of November 22, 2024. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name, Address & Position of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Directors and Executive Officers as a Group	1,137,907		6.33%
Executive Officers and Directors Individually
Christopher Bunka Chairman & Director	708,456	(2)	4.02%
John Docherty President and Director	228,243	(3)	1.29%
Nicholas Baxter* Independent Director	63,000	(4)	*	%
Ted McKechnie* Independent Director	65,191	(5)	*	%
Albert Reese Jr.* Independent Director	42,917	(6)	*	%
Catherine C. Turkel* Independent Director	30,100	(7)	*	%
Richard Christopher Chief Executive Officer	0	(8)	*	%
Michael Shankman Chief Financial Officer	0	(8)	*	%
5% Owners
Armistice Capital, LLC	5,811,019	(9)	26.4%

* denotes a holding of less than 1%

Notes:

(1)

Percentage of ownership is based on 17,970,263 common shares issued and outstanding as of November 22, 2024 on a diluted basis. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such common shares.

(2)

Includes 254,412 shares held in the name of C.A.B. Financial Services and 273,543 shares held directly by Christopher Bunka. Includes 94,334 options held in the name of Christopher Bunka of which 64,334 are exercisable at $3.00 and 30,000 are exercisable at $2.91, 30,000 options exercisable at $1.15, 49,500 options exercisable at $2.36 and 6,667 warrants held in the name of C.A.B. Financial Services all of which are exercisable at $10.50.

(3)

Includes 54,075 shares held in the name of Docherty Management Ltd. and 64,668 options exercisable at $3.00 and 30,000 options exercisable at $2.91, 30,000 options exercisable at $1.15 and 49,500 options exercisable at $2.36 held in the name of John Docherty.

(4)

Includes 3,400 options exercisable at $3.39, 8,400 options exercisable at $3.00, 18,200 options exercisable at $1.96, 5,000 options exercisable at $0.87, 5,000 options exercisable at $2.36 and 12,000 options exercisable at $3.39.

(5)

Includes 3,400 options exercisable at $3.39, 8,400 options exercisable at $3.00, 18,200 options exercisable at $1.96 and 5,000 options exercisable at $0.87, 5,000 options exercisable at $2.36 and 12,000 options exercisable at $3.39.

(6)

Includes 3,400 options exercisable at $3.39, 3,400 options exercisable at $3.00, 3,200 options exercisable at $1.96 and 5,000 options exercisable at $0.87, 5,000 options exercisable at $2.36 and 12,000 options exercisable at $3.39.

(7)	Includes 3,400 options exercisable at $3.04, 1,600 options exercisable at $1.96 and 5,000 options exercisable at $0.87, 5,000 options exercisable at $2.36 and 12,000 options exercisable at $3.39.
(8)

Under Rule 13d-3, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  The options held by Messrs. Christopher and Shankman are not exercisable within 60 days of the date of that this information is provided.

(9)

Consists of 4,551,019 warrants which contain certain beneficial ownership limitations, which provide that a holder of the securities will not have the right to exercise any portion of its Common Warrants if such holder, together with its affiliates and attribution parties, would beneficially own in excess of 4.99% or 9.99%.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the table above does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 31, 2024. As of November 25, 2024, there were 17,452,594 shares of our common stock issued and outstanding.

Equity Compensation Plan Information

We have no long-term incentive plans other than the equity incentive plan described below.

Equity Incentive Plan

Securities authorized for issuance under equity compensation plans
Plan Category	Number of securities to be based upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Equity compensation plans approved by shareholders	944,936	$3.11	90,108
Total	944,936	$3.11	90,108

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

Convertible Securities

Pursuant to our Equity Incentive Plan, during the year ended August 31, 2024, we granted stock options to directors, officers, employees, and consultants that enable the option holders to purchase 696,500 common shares of the Company. Options were granted at prices of: 85,000 at $1.15 (of which 2,500 were exercised), 200,000 at $2.93 (of which 150,000 were returned), 151,500 at $2.36, 60,000 at $3.39 and 200,000 at $3.92 and have exercise periods ranging from two to five year terms. The 744,936 options that were granted and exercisable as at August 31, 2024 had a fair value of $471,086 using the Black Scholes valuation method and the non-cash expense was included in wages and salaries on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Changes in Control

We are unaware of any contract or other arrangement which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the beginning of our fiscal year ended August 31, 2024, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Our Compensation Committee consists of the following independent directors: Messrs. McKechnie and Baxter and Dr. Turkel. During fiscal year ended August 31, 2024, the Compensation Committee held six meetings to determine bonus compensation payable to the named executive officers in connection with the successful completion of certain performance milestones.

Our appointed Governance and Nominating Committee consists of the following independent directors: Mr. Reese Jr. and Dr. Turkel. During the fiscal year ended August 31, 2024, the Governance and Nominating Committee held four formal meetings.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2024, and for fiscal year ended August 31, 2023 for professional services rendered by the principal accountants were as follows:

	Year Ended
Principal Accounting Fees	August 31, 2024	August 31, 2023
	$	$
Audit	111,000	95,900
Audit Related	53,700	32,960
Tax	12,360	10,150
Total	177,060	139,010

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements

1)	Report of Independent Registered Public Accounting Firm (PCAOB ID 206)

2)	Financial statements for our Company are listed under Item 8 of this document.

3)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 14, 2021)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on January 18, 2024)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed with the SEC on April 28, 2023)
4.3	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed February 16, 2024)
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 16, 2024)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 30, 2024)
4.6	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 16, 2024)
4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed October 16, 2024)
(10)	Material Contracts
10.1	Executive Employment Agreement dated Dec. 31, 2021 with John Docherty (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on January 14, 2022)
10.2

Management Services Agreement dated Dec. 31, 2021 with C.A.B. Financial Services Ltd. (Chris Bunka) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 14, 2022)

10.3

Engagement Agreement by and between the Company and H.C. Wainwright & Co., LLC, dated February 12, 2024  (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed February 16, 2024)

10.4

Engagement Agreement Amendment  by and between the Company and H.C. Wainwright & Co., LLC, dated February 12, 2024  (incorporated by reference to Exhibit 1.2 to our Current Report on Form 8-K filed February 16, 2024)

10.5	Form of Securities Purchase Agreement with certain purchasers dated February 14, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 16, 2024)
10.6

Amended and Restated Definitive Intellectual Property License Agreement between Lexaria Hemp Corp. and Premier Anti-aging Co., Ltd., dated March 15, 2024 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on April 9, 2024)

10.7	Warrant Exercise Agreement between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 30, 2024)
10.8

Capital on Demand™ Sales Agreement, dated as of August 21, 2024 by and between Lexaria Bioscience Corp. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 22, 2024)

10.9	Executive Employment Agreement dated August 31, 2024 with Richard Christopher
10.10	Executive Employment Agreement dated October 1, 2024 with Michael Shankman
10.11

Engagement Agreement by and between the Company and H.C. Wainwright & Co., LLC, dated September 4, 2024  (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed October 16, 2024)

10.12	Form of Securities Purchase Agreement with certain purchasers dated October 14, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 16, 2024)
(19)	Insider Trading Policies and Procedures
19.1	Insider Trading and Black-Out Period Policy, effective June 14, 2019
(21)	Subsidiaries
21.1	List of Subsidiaries of the Registrant
(23)	Consents of Experts and Counsel
23.1	Consent of MaloneBailey LLP, Chartered Professional Accountants

(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	Clawback Policy, effective December 1, 2023
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXARIA BIOSCIENCE CORP.

By:	/s/ Richard Christopher
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: November 26, 2024

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Christopher
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: November 26, 2024

By:	/s/ Michael Shankman
Michael Shankman Chief Financial Officer (Principal Financial Officer) Date: November 26, 2024

By:	/s/ William Edward (Ted) McKechnie
Ted McKechnie Director Date: November 26, 2024

By:	/s/ Nicholas Baxter
Nicholas Baxter Director Date: November 26, 2024

By:	/s/ Albert Reese Jr.
Albert Reese Jr. Director Date: November 26, 2024

By:	/s/ Dr. Catherine C. Turkel
Dr. Catherine C. Turkel Director Date: November 26, 2024

