Form 10-Q
period 2024-11-30
Lexaria Bioscience Corp.
filed 2025-01-10
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

17,552,594 common shares as of January 10, 2025

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars except share amounts)

(Unaudited)

	November 30,	August 31,
	2024	2024
ASSETS
Current
Cash	$8,078,254	$6,499,885
Marketable securities	$39,875	$55,807
Accounts receivable	$263,491	$154,477
Prepaid expenses and other current assets	$444,121	1,187,817
Total Current Assets	8,825,741	7,897,986

Non-current assets, net
Long-term receivables	64,014	63,575
Right of use assets	128,025	134,843
Intellectual property, net	505,373	516,676
Property & equipment, net	270,621	254,709
Total Non-current Assets	968,033	969,803

TOTAL ASSETS	$9,793,774	$8,867,789

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$268,986	$1,066,409
Deferred revenue	$-	4,963
Lease liability, current	28,812	28,047
Total Current Liabilities	297,798	1,099,419

Lease liabilities non - current	101,920	109,319

TOTAL LIABILITIES	$399,718	$1,208,738

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share
Common shares issued and outstanding:
17,452,594 and 15,810,205 at November 30, 2024, and August 31, 2024, respectively	$17,453	$15,810
Additional paid-in capital	64,042,343	59,599,178
Accumulated Deficit	(54,262,471)	(51,558,772)
Accumulated other comprehensive loss	(22,991)	(19,816)
Equity attributable to shareholders of Lexaria	9,774,334	8,036,400
Non-controlling Interest	(380,278)	(377,349)
Total Stockholders' Equity	9,394,056	7,659,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,793,774	$8,867,789

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars except share amounts)

(Unaudited)

	Three Months Ended November 30,
	2024	2023

Revenue	$183,923	$151,278
Cost of goods sold	2,720	4,822
Gross profit	181,203	146,456

Operating expenses
Research and development	1,953,220	574,491
General and administrative	918,690	711,107
Total operating expenses	2,871,910	1,285,598

Loss from operations	(2,690,707)	(1,139,142)

Other income (loss)
Interest income	11	7,319
Unrealized loss on marketable securities	(15,932)	(53,215)
Total other income (loss)	(15,921)	(45,896)

Net loss	$(2,706,628)	$(1,185,038)
Less: Net loss attributable to non-controlling interest	(2,929)	(5,715)
Net loss attributable to Lexaria shareholders	$(2,703,699)	$(1,179,323)

Other comprehensive income
Foreign currency translation adjustment	$(3,175)	$4,372
Total comprehensive loss	$(2,706,874)	$(1,174,951)
Basic and diluted loss per share	$(0.16)	$(0.13)

Weighted average number of common shares outstanding
- Basic and diluted	16,668,513	9,051,531

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended November 30, 2024 and 2023

(Expressed in US Dollars)

(Unaudited)

	Common Stock		Additional Paid-in			Non-controlling	Stockholders
	Shares	Amount	Capital	Deficit	AOCI	Interest	Equity

Balance August 31, 2024	15,810,205	$15,810	$59,599,178	$(51,558,772)	$(19,816)	$(377,349)	$7,659,051
Stock issued in equity offering	1,642,389	1,643	4,343,750	-	-	-	4,345,393
Foreign currency translation adjustment	-	-	-	-	(3,175)	-	(3,175)
Stock-based compensation	-	-	99,415	-	-	-	99,415
Net loss	-	-	-	(2,703,699)	-	-	(2,703,699)
Non-controlling interest	-	-	-	-	-	(2,929)	(2,929)
Balance November 30, 2024	17,452,594	$17,453	$64,042,343	$(54,262,471)	$(22,991)	$(380,278)	$9,394,056

Balance August 31, 2023	8,091,650	$8,091	$48,799,454	$(45,763,427)	$-	$(364,040)	$2,680,078
Stock issued in equity offering	889,272	889	1,246,829	-	-	-	1,247,718
Stock issued in exercise of warrants	1,330,719	1,331	570,320	-	-	-	571,651
Foreign currency translation adjustment	-	-	-	-	4,372	-	4,372
Stock-based compensation	-	-	53,953	-	-	-	53,953
Net loss	-	-		(1,179,323)	-	-	(1,179,323)
Non-controlling interest	-	-	-	-	-	(5,715)	(5,715)
Balance November 30, 2023	10,311,641	$10,311	$50,670,556	$(46,942,750)	$4,372	$(369,755)	$3,372,734

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	Three Months Ended November 30,
	2024	2023
Cash flows used in operating activities
Net loss	$(2,706,628)	$(1,185,038)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	99,415	53,953
Depreciation and amortization	33,195	28,778
Noncash lease expense	6,818	10,881
Unrealized loss on marketable securities	15,932	53,215
Lease accretion	2,451	67
Change in operating assets and liabilities
Accounts receivable	(109,014)	(408,045)
Prepaid expenses and deposits	743,696	414,472
Long-term receivables	(439)	-
Accounts payable and accrued liabilities	(797,423)	(140,973)
Lease payments	(9,085)	(8,963)
Deferred revenue	(4,963)	-
Net cash used in operating activities	$(2,726,045)	$(1,181,653)

Cash flows used in investing activities
Additions to intellectual property	$(13,159)	$(40,026)
Purchase of equipment	(24,645)	-
Net cash used in investing activities	$(37,804)	$(40,026)

Cash flows from/(used in) financing activities
Proceeds from shares sold for cash	$4,345,393	$1,247,719
Proceeds from exercise of warrants	-	571,651
Net cash from financing activities	$4,345,393	$1,819,370

Effect of exchange rate changes on cash	$(3,175)	$4,372
Net change in cash for the period	1,578,369	602,063
Cash at beginning of period	6,499,885	1,352,102
Cash at end of period	$8,078,254	$1,954,165

Supplemental information of cash flows:
Income taxes paid in cash	$-	$3,662

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2024

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

Since inception, the Company has incurred significant operating and net losses. Net losses attributable to shareholders were $2.7 million and $1.2 million for the three-months ended November 30, 2024, and 2023, respectively. As of November 30, 2024, we had an accumulated deficit of $54.3 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our research and development (R&D) studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter.

During the three months ended November 30, 2024, we raised $4.3 million in net proceeds from the sale of securities pursuant to our registered direct and At the Market offerings which closed in October, 2024.

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

2. Significant Accounting Policies

The significant accounting policies of the Company are consistent with those of our audited financial statements on Form 10-K for the year ended August 31, 2024.

Basis of Consolidation

These unaudited interim consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries; Lexaria CanPharm ULC, Lexaria CanPharm Holding Corp., PoViva Corp., Lexaria Hemp Corp., Kelowna Management Services Corp., Lexaria Nutraceutical Corp., Lexaria (AU) Pty Ltd., and Lexaria Pharmaceutical Corp., and our 83.333% owned subsidiary Lexaria Nicotine LLC with the remaining 16.667% owned by Altria Ventures Inc., an indirect wholly owned subsidiary of Altria Group, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements and notes thereto included in our annual report filed on Form 10-K for the year ended August 31, 2024.

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and readily convertible to known cash amounts. The Company had no cash equivalents as of November 30, 2024, or August 31, 2024.

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

Usage fees from intellectual property

The Company may also earn sales-based or usage-based royalties from its licensing contracts. The Company recognizes usage fees in the period when our licensees recognize sales of end-products that incorporate our licensed technology. No sales-based usage fees were recognized for the three months ended November 30, 2024 and 2023.

Third Party Contracted Manufacturing

The Company recognizes revenue with respect to contract manufacturing arrangements when the related performance obligations have been satisfied (i.e., when it has completed the related manufacturing work) and in accordance with the five steps described in ASC 606.

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

Cost of sales

Cost of sales includes all expenditures incurred in bringing the goods to the point of sale. This includes third-party manufacturing and handling costs, direct costs of raw material, inbound freight charges, warehousing costs, and applicable overhead expenses.

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

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of November 30, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$39,875	$39,875	$-	$-	$39,875

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of August 31, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$55,807	$55,807	$-	$-	$55,807

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

In the three-months ended November 30, 2024, two customers accounted for 100% of consolidated revenues. In the three-months ended November 30, 2023, two customers accounted for 96% of consolidated revenues.

As of November 30, 2024, the Company had $89,491 in sales tax receivable, as compared to $70,477 as of August 31, 2024.  The Company considers its credit risk to be low for such receivables.

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

Recently Adopted Pronouncements

None.

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

5. Accounts and Other Receivables

Accounts receivable as of November 30, 2024 and August 31, 2024 consist of the following:

	November 30, 2024	August 31, 2024
Territory license fees	$174,000	$84,000
Sales tax	89,491	70,477
Long term receivable	64,014	63,575
Total Receivables	$327,505	$218,052

6. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following as of November 30, 2024 and August 31, 2024:

	November 30,	August 31,
	2024	2024
Advertising & Conferences	$133,250	$204,894
Research and Development	176,631	673,126
Legal & Accounting Fees	25,000	45,600
License, Filing Fees, Dues	5,731	22,925
Office & Insurance	103,509	122,245
Capital Financing	-	119,027
Total Prepaid Expenses and Other Current Assets	$444,121	$1,187,817

 7. Intellectual Property, net

A continuity schedule for capitalized patents is presented below:

	November 30,	August 31,
	2024	2024
Balance – beginning	$516,676	$462,625
Addition	13,159	145,591
Impairment	-	(57,836)
Amortization	(24,462)	(33,704)
Balance – ending	$505,373	$516,676

The Company evaluated its patent portfolio to determine whether certain pending applications had been abandoned or will not be pursued. During the three-months ended November 30, 2024, the Company did not recognize an impairment loss related to those applications.  The Company recognized $24,462 of amortization expense related to patents and licenses in the three months ended November 30, 2024 as compared to $8,274 for the three months ended November 30, 2023.

The following table summarizes expected future amortization of the Company’s patent portfolio as of November 30, 2024:

Years Ending December 31,
2025	$25,269
2026	$25,269
2027	$25,269
2028	$25,269
2029	$25,269
Thereafter	$379,028
Total	$505,373

8. Property & Equipment, net

Property and equipment, net consists of:

November 30, 2024	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$-	$-	$(259,981)	$-
Computers	70,781	(569)	-	(69,645)	1,136
Furniture fixtures equipment	31,126	-	-	(31,126)	-
Lab equipment	410,438	(8,165)	24,646	(165,599)	269,485
Total	$772,326	$(8,734)	$24,646	$(526,351)	$270,621

August 31, 2024	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$(11,258)	$-	$(259,981)	$-
Computers	70,781	(2,920)	-	(69,076)	1,705
Furniture fixtures equipment	31,126	(1,870)	-	(31,126)	-
Lab equipment	367,423	(26,400)	43,014	(157,433)	253,004
Total	$729,311	$(42,448)	$43,014	$(517,616)	$254,709

Depreciation and amortization for the three months ended November 30, 2024 and the year ended August 31, 2024 totaled $8,734 and $42,448, respectively, of which $0 and $0 was included in cost of goods sold, respectively.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of November 30, 2024 and August 31, 2024 consist of the following:

	November 30,	August 31,
	2024	2024
Accounts Payable
Vendors payable	$262,094	$379,882
Sales tax payable	$6,892	$8,528
Accrued Liabilities
Vendors payable	$-	$677,999
Balance Ending	$268,986	$1,066,409

10. Revenues

A breakdown of our revenues by type for the three-months ended November 30, 2024, and November 30, 2023, are as follows:

	Three-Months Ended November 30
	2024	2023

IP Licensing	$174,000	$144,990
B2B	9,923	5,388
Other	-	900
	$183,923	$151,278

During the three-month period ended November 30, 2024, and 2023, the Company recognized B2B product revenues of $9,923 and $5,388, respectively, that relate to sales of our intermediate products for use by B2B customers in their products. Licensing revenue consists of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes non-refundable minimum performance fees. The Company recognized $174,000 and $144,990 in licensing revenue in the three-months ended November 30, 2024, and 2023, respectively.

11. Income Taxes

For the three-months ended November 30, 2024, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.

12. Issuances of Common Shares and Warrants

During the three-months ended November 30, 2024, the Company completed the following issuances of common shares and warrants:

1.

On October 16, 2024, the Company entered into a Securities Purchase Agreement whereby we issued 1,633,987 shares of common stock at a purchase price of $3.06 per share for gross and net proceeds of $5.0 million and $4.5 million, respectively.  Concurrently, the Company issued, by way of a private placement transaction, 4,551,019 share purchase warrants, entitling the holder thereof to purchase up to 4,551,019 shares of common stock at a price of $3.06 per share for a period of five years from the date of shareholder approval for such warrant issuance.  The shares registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares were registered pursuant to a Form S-3 registration statement  As part of the terms and conditions of the warrant issuance, the sole investor agreed to cancel the 2,917,032 share purchase warrants bearing an exercise price of $4.75 that were issued to them in the April 30, 2024 financing.  We also issued the placement agent warrants to purchase up to 57,190 shares at an exercise price of $3.825 per share.

2.

In October 2024, the Company sold 8,402 shares of common stock through an At the Market (ATM) offering for gross proceeds of $26,146. Share issuance costs related to the ATM offering of $144,812 were charged to additional paid in capital.

A continuity schedule for warrants for the three-months ended November 30, 2024, is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance, August 31, 2024	5,931,649	5.50
Cancelled/Expired	(2,977,830)	5.39
Balance, November 31, 2024	2,953,819	5.62

A summary of warrants outstanding as of November 30, 2024, is presented below:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life ~in years~

317,190	10.50	.68-.69
16,667	9.00	0.54
1,719,828	6.58	1.13
483,750	0.95	3.45
314,287	2.31	4.22
102,097	5.94	4.22
2,953,819	$5.62	1.86

The share purchase and placement agent warrants issued on October 16, 2024 are exercisable on or after the related stockholder approval date. Because they were not exercisable as of November 30, 2024, they are excluded from the continuity table and summary of warrants outstanding above.

Stock Options

The Company established an Equity Incentive Plan whereby our Board, pursuant to shareholder approved amendments, may grant up to 1,745,259 stock options to directors, officers, employees, and consultants with such number being increased to up to 10% of the issued share capital at the end of each calendar year, at the discretion of the board, pursuant to an evergreen formula.

Stock options currently granted must be exercised within five years from the date of grant or such lesser period as determined by the Company’s board of directors. The vesting terms of each grant are also set by the board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the date of grant.

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2023	446,936	3.32	3.25	$3,600
Cancelled/expired	(196,000)	2.94	4.27
Exercised	(2,500)	1.15	4.16
Granted	696,500	2.91	4.63
Balance August 31, 2024	944,936	3.11	3.64	$971,959
Cancelled/expired	(16,667)	16.50	-
Granted	82,000	2.91	4.88
Balance November 30, 2024 (outstanding)	1,010,269	2.87	3.47	$105,869
Balance November 30, 2024 (exercisable)	745,269	2.56	3.18	$105,869

On October 1, 2024, the Company granted 62,000 options to its employees with an exercise price of $3.17 and a term of 5 years. The options granted vest as follows: 4,000 at grant date, 20,000 on February 28, 2025, and 38,000 over a period of two years.

On November 27, 2024, the Company granted 20,000 fully vested options to its Scientific Advisory Board members with an exercise price of $2.10 and a term of 5 years.

The fair value of stock options granted in the three-months ended November 30, 2024, were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

November 30, 2024
Expected volatility	94-96%
Risk-free interest rate	3.57-4.18%
Expected life	2.50	years
Dividend yield	0.00%
Estimated fair value per option	$1.21-1.72

Stock-based compensation expense for the three-month periods ended November 30, 2024, and 2023, was $99,415 and $53,953, respectively.

As of November 30, 2024, the total unrecognized non-cash compensation costs are $627,783 related to 265,000 non-vested stock options with a $3.74 weighted average exercise price. These costs are expected to be recognized over a weighted average period of 1.97 years.

13. Commitments, Significant Contracts and Contingencies

Right-of-Use Assets - Operating Lease

The corporate office and R&D laboratory are located in Kelowna, British Columbia, Canada. The related lease was renewed until November 15, 2028.  In addition to minimum lease payments, the lease requires us to pay property taxes and other operating costs which are subject to annual adjustments.

	November 30, 2024	August 31, 2024
	$	$
Right of use assets - operating leases	156,748	167,446
Amortization	(28,723)	(32,603)
Total lease assets	128,025	134,843
Liabilities:	156,748	163,967
Lease payments	(37,456)	(33,273)
Interest accretion	11,440	6,672
Total lease liabilities	130,732	137,366

Operating lease cost	128,026	134,843
Operating cash flows for lease	(37,456)	(33,273)
Remaining lease term	3.96 Years	4.21 Years
Discount rate	7.25%	7.25%

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of November 30, 2024:

2024	$-
2025	28,009
2026	37,345
2027	38,641
2028	38,901
2029	8,104
Thereafter	-
Total lease payments	151,000
Less: imputed interest	(20,268)
Present value of operating lease liabilities	130,732
Less: current obligations under leases	(28,812)
Total	$101,920

14. Segment Information

The Company’s operations involve the development and usage, including licensing, of DehydraTECH. Lexaria is centrally managed and its chief operating decision makers, the President and the CEO, use the consolidated and other financial information, supplemented by revenue information by category of business-to-business product production and technology licensing to make operational decisions and to assess the performance of the Company. The Company has identified four reportable segments: Intellectual Property, B2B Production, Research and Development and Corporate. Licensing revenues are significantly concentrated on three licensees.

Three Months Ended November 30, 2024	IP Licensing	B2B Product	R&D	Corporate	Consolidated Total
Revenue	$174,000	$9,923	$-	$-	$183,923
Cost of goods sold	-	(2,720)	-	-	(2,720)
Operating expenses	(382)	(637)	(1,953,220)	(917,671)	(2,871,910)
Other Income(Expense)	-	-	-	(15,921)	(15,921)
Segment Income (Loss)	$173,618	$6,566	$(1,953,220)	$(933,592)	$(2,706,628)

Total assets	$185,450	$61,783	$528,761	$9,017,780	$9,793,774

Three Months Ended November 30, 2023	IP Licensing	B2B Product	R&D	Corporate	Consolidated Total
Revenue	$144,990	$5,388	$900	$-	$151,278
Cost of goods sold	-	(4,822)	-	-	(4,822)
Operating expenses	(41,478)	(54,169)	(586,605)	(603,345)	(1,285,597)
Other Income(Expense)	-	-	-	(45,897)	(45,897)
Segment Income (Loss)	$103,512	$(53,603)	$(585,705)	$(649,242)	$(1,185,038)

Total assets	$132,627	$63,573	$76,245	$3,354,329	$3,626,774

15. Subsequent Events

Effective December 9, 2024, the Company issued 10,000 fully vested options with an exercise price of $2.42 to a Scientific Advisory Board member.

Effective January 7, 2025, the Company issued 100,000 fully vested Restricted Stock Awards (“RSAs”) with a fair value of $224,000 and having a six (6) month Restricted Period, as that term is defined in the Company’s incentive equity plan, to Christopher Bunka.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. These statements relate to future events or our future financial performance. Any forward-looking statements are based on our present beliefs and assumptions as well as the information currently available to us. In some cases, forward-looking statements are identified by terminology such as “may”, “will”, “should”, “could”, “targets”, “goal”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in Item 1(A) in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on November 26, 2024, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The following discussion should be read in conjunction with our condensed financial statements and accompanying notes in this quarterly report on Form 10-Q, and our audited financial statements with notes in our annual report on Form 10-K for the year ended August 31, 2024.

Company Overview

Lexaria’s DehydraTECH patented technology is a drug delivery platform technology that provides more predictable time of delivery of Active Pharmaceutical Ingredients (“API”) into the bloodstream and brain tissue. Based on R&D studies completed in animals and humans, DehydraTECH has been shown to improve the delivery of bioactive compounds into the bloodstream, offering potential to lower overall dosing, and is highly effective in API delivery available in a range of formats from oral ingestible to oral buccal/sublingual to topical products. DehydraTECH substantially improves the rapidity and quantity of API transport to the blood plasma and brain using the body’s natural process for distributing fatty acids via oral ingestion. This technology extends across many categories beyond the primary pharmaceutical focus of the Company, from foods and beverages to cosmetic products and nutraceuticals.

Lexaria is advancing several R&D activities in preclinical as well as on-going and planned future clinical programs.  During the three-months ended November 30, 2024, Lexaria announced results from its 12 week, 12 study-arm, GLP-1 Diabetes Animal Study (WEIGHT-A24-1) which was completed using diabetic, pre-conditioned Zucker rats.  An arm relates to a subset of participants or test subjects assigned to receive a specific treatment (for example, a formulation of DehydraTECH and semaglutide). Each arm is compared to others to evaluate the effectiveness, safety, and outcomes of the treatments being tested. Each group of the Study was dosed for a 12-week period following the initial acclimation period. During the Study, over 1,500 blood plasma samples were collected from the total starting rat population of 72 animals for purposes of detailed PK drug delivery analyses. Results showed that DehydraTECH-enhanced liraglutide and certain CBD formulations outperformed the Rybelsus® formulations with respect to lowering blood sugar and having greater body weight-control.

Blood and brain tissue PK is also in the process of being analysed to help determine whether DehydraTECH processing resulted in higher blood and brain absorption than non-DehydraTECH groups, as Lexaria has evidenced numerous times in previous animal studies. The Study also included a comprehensive battery of liver and kidney function testing and blood chemistry analyses that remain to be analysed and reported.

Further, during the three-months ended November 30, 2024, Lexaria completed the dosing in nine (9) healthy human volunteers to investigate DehydraTECH-enhanced tirzepatide, a dual action glucagon-like peptide-1 + glucose-dependent insulinotropic peptide receptor agonist, with no serious adverse events having been observed.  A battery of PK and pharmacodynamic outcomes remain to be analysed and reported.

Lexaria, through its wholly-owned subsidiary, Lexaria (AU) Pty Ltd. also received Ethics Board Approval to conduct its Australian Phase 1b 12-week chronic study in 80 overweight, obese, pre- or type 2 diabetic patients to investigate the efficacy of DehydraTECH-CBD and DehydraTECH-enhanced semaglutide as compared to Rybelsus®.

During the three-months ended November 30, 2024, the Company also entered into a Securities Purchase Agreement whereby on October 16, 2024, the Company issued 1,633,987 shares of common stock at a purchase price of $3.06 per share for gross and net proceeds of $5.0 million and $4.5 million, respectively.  Concurrently, the Company issued, by way of a private placement transaction, 4,551,019 share purchase warrants, entitling the holder thereof to purchase up to 4,551,019 shares of common stock at a price of $3.06 per share for a period of five years from the date of shareholder approval for such warrant issuance.  The shares registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares were registered pursuant to a Form S-3 registration statement  As part of the terms and conditions of the warrant issuance, the sole investor agreed to cancel the 2,917,032 share purchase warrants bearing an exercise price of $4.75 that were issued to them in the April 30, 2024 financing.  We also issued the placement agent warrants to purchase up to 57,190 shares at an exercise price of $3.825 per share.

In October 2024, the Company sold 8,402 shares of common stock through an At the Market (ATM) offering for gross proceeds of $26,146. Share issuance costs related to the ATM offering of $144,812 were charged to additional paid in capital.

Effective December 2, 2024, the Company, via its wholly owned subsidiary, Lexaria (AU) Pty Ltd, entered into a Project Agreement with Novotech (Australia) Pty Limited for the conduct of its Australian clinical study DehydraTECH Cannabidiol alone and in combination with glucagon-like peptide 1 agonists in pre- and Type II Diabetes (GLP-1-H24-4).

Effective January 1, 2025, the Company entered into an Executive Management Contract to re-engage John Docherty as its President and to engage him as the Company’s Chief Science Officer.

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

The Company currently has several applications pending worldwide and due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. We continue to investigate national and international opportunities to pursue expansions and additions to our intellectual property portfolio. Patents have been filed and/or granted specifically for the use of DehydraTECH with cannabinoids for the treatment of heart disease and hypertension to support our anticipated clinical trial work under our cleared Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”), and for treatment of other prospective therapeutic indications of interest to us including epilepsy and diabetes/weight loss.  Patents have also been filed specifically for the use of DehydraTECH with GLP-1/GIP drugs to support our ongoing and expanding cardiometabolic clinical research programs in this therapeutic field and for diabetes/weight loss.

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

Research & Development

Lexaria is advancing several R&D activities in both preclinical and clinical programs. Currently, our primary clinical research areas of interest are focused on the investigation of DehydraTECH-powered GLP-1/GIP and related drugs as well as CBD for the treatment of diabetes and weight loss and, also, CBD for the reduction of hypertension for which our IND application to perform a Phase 1b study has received a Study May Proceed letter from the FDA in early calendar-2024. From time to time the Company will engage in contract R&D for third parties who are interested in evaluating DehydraTECH in their products.

 Human Pilot Study #3 (GLP-1-H24-3)

During the quarter ended November 30, 2024, Lexaria completed dosing for this human pilot study in nine (9) healthy human volunteers without any serious adverse events.  The purpose of this study was to investigate a single daily dose of oral ingested DehydraTECH-tirzepatide capsules (compound-formulated using Zepbound® by Eli Lilly) administered over a seven-day period as compared to commercially available Zepbound® to evaluate tolerability, PK, and blood sugar. Zepbound® is currently administered by injection only and was used as the tirzepatide input material for production of the DehydraTECH-tirzepatide capsules.  No serious adverse events were reported, and results from a battery of PK and pharmacodynamic outcomes from this human pilot study remain to be reported.

Chronic Dosing Animal Study (WEIGHT-A24-1)

During the quarter ended November 30, 2024,  results from this obese rat diabetic-conditioned study of 12 study arms and 6-10 animals per arm were released. The study investigated weight loss, PK, and blood sugar control over time of varied DehydraTECH formulations of semaglutide and liraglutide, alone and together with DehydraTECH-CBD as compared to commercially available Rybelsus®.

Specific results pertaining to body weight and blood sugar were released on October 22, and October 24, 2024, respectively, with the overall final body weight and blood sugar results from all 12 study arms being released on November 20, 2024.  These final results verified that DehydraTECH-liraglutide and a select DehydraTECH-CBD formulation were the top performing study arms, outperforming the Rybelsus® control group in both body weight-loss, by 11.53% and 10.65% respectively, and in blood sugar, by 11.13% and 3.35% respectively.  Additional blood and brain tissue PK data as well as liver and kidney function testing and blood chemistry analyses remain to be analysed and reported.

Based on these outcomes, Lexaria, via its wholly owned subsidiary, Lexaria (AU) Pty Ltd solidified plans for its study design for a Phase 1b Australian human study to evaluate select top performing DehydraTECH formulations to allow for maximum impact on blood glucose and body weight control while also evaluating safety and tolerability.

Chronic Dosing Human Study (GLP-1-H24-4)

During the quarter ended November 30, 2024, Lexaria via its wholly owned subsidiary, Lexaria (AU) Pty Ltd, received ethics board approval for its primary clinical sites and manufactured and delivered the Investigational Product to the Australian distributor for labelling, packaging and distribution for Study GLP-1-H24-4.  The Study is planned to commence with 80 overweight, obese, pre- or type 2 diabetic patients to investigate and compare the efficacy of DehydraTECH-CBD capsules, DehydraTECH-semaglutide capsules, DehydraTECH semaglutide combined with DehydraTECH-CBD capsules and Rybelsus® tablets (acting as the positive control). All drugs will be administered daily by oral tablet or capsule – there are no drug injections involved in this Study.  First patient dosing commenced as announced December 19, 2024.  The objectives for the Study include discovering whether:

•	DehydraTECH processed CBD and/or semaglutide is safe over the Study duration in the Study population?
•	DehydraTECH-(pure)semaglutide will outperform Rybelsus®-semaglutide with its proprietary SNAC technology in measures of blood sugar control or weight loss?
•	DehydraTECH processing enhances real world outcomes such as weight loss and blood sugar control over the Study duration?
•	DehydraTECH processing of pure semaglutide evidences reduced side effects during daily dosing for 12 weeks, as DehydraTECH processing of Rybelsus® seemed to achieve in our prior human pilot study, utilizing one single daily dose?

Biodistribution Study of DehydraTECH-semaglutide

On November 14, 2024, Lexaria announced that it had engaged a contract research organization to fluorescently tag DehydraTECH-semaglutide and a non-DehydraTECH-processed Rybelsus® mimicking comparator formulation to be ingested by Sprague-Dawley rats to track semaglutide distribution and localization with additional information being provided by key tissue samples.  This study work is underway and will be reported upon in due course.

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

Hypertension Phase 1b IND Trial HYPER-H23-1

The Company intends to raise sufficient capital to commence this study in due course, upon more favorable financial market conditions.

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

For a discussion of our critical accounting estimates, please read Note 4, Estimates and Judgments, as found in the financial statements in our Annual Report on Form 10-K for the year ended August 31, 2024.  There have been no material changes to the critical accounting estimates as previously disclosed in our 2024 Form 10-K.

Funding Requirements

We anticipate that our expenditures will increase in connection with our ongoing R&D program, specifically with respect to our animal and human clinical trials of our DehydraTECH formulations for the purposes of our investigations with GLP-1 drugs and treating hypertension.  As we move forward with our planned R&D studies in 2025, we anticipate that our expenditures will further increase and accordingly, we expect to incur increased operating losses and negative cash flows for the foreseeable future.

Through November 30, 2024, we have funded our operations primarily through the proceeds from the sale of common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $2,706,628 and $1,185,038 for the three-months ended November 30, 2024, and 2023, respectively.

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

During the three months ended November 30, 2024, we raised $4.3 million in net proceeds from the sale of securities pursuant to our registered direct and At the Market offerings which closed in October, 2024.

We have performed a review of our cash flow forecast and have concluded that funds on hand, combined with those expected from executed license agreements, will be sufficient to meet the Company's financial obligations for the twelve-month period following the filing of these consolidated financial statements on Form 10-Q.

Results of Operations for the Period Ended November 30, 2024, and 2023

Our net loss for the three-months ended for the respective items are summarized as follows:

	November 30,	November 30,
	2024	2023	Change

Revenues	$183,923	$151,278	$32,645
Cost of goods sold	(2,720)	(4,822)	2,102
Research and development	(1,953,220)	(574,491)	(1,378,729)
Consulting fees & salaries	(359,650)	(225,621)	(134,029)
Legal and professional	(136,346)	(178,784)	42,438
Other general and administrative	(422,694)	(306,702)	(115,992)
Other income (loss)	(15,921)	(45,896)	29,975
Net Loss	$(2,706,628)	$(1,185,038)	$(1,521,590)

Revenue

Fees from intellectual property licensing and B2B sales totaled $174,000 and $9,923, respectively, for the three months ended November 30, 2024. For the three months ended November 30, 2024, relative to the three months ended November 30, 2023, license fees and B2B sales increased by $29,010 and $4,535, respectively, while R&D sales decreased by $900 year-over year, reflecting an increase in minimum fees earned within our licensee contract and a continuing shift in emphasis away from pursuit of B2B clients as we move toward pharmaceuticals.

Research and Development

Expenditures on R&D increased by $1,378,729 year-over-year for the three-month period ended November 30, 2024, due mainly to the completion of the manufacturing of its Investigational Drug Product for its Phase 1b Clinical Trial GLP-1-H24-4 and payment for certain start-up activities, licenses and engagements. Lexaria continues with applied development and programs in our pharmaceutical division with our primary focus being on optimization of DehydraTECH formulations of GLP-1 drugs as well as advancing our DehydraTECH-CBD drug to treat hypertension.

Consulting Fees and Salaries

In the three-months ended November 30, 2024, consulting fees and salaries increased by $134,029 year-over-year primarily due to the replacement of the Company’s CEO, the addition of the former CEO as a Strategic Executive Consultant and the engagement of a new CFO.

Legal and Professional Fees

Our legal and professional fees decreased by $42,438 during the period compared to the same prior year period due to decreased patent filings and the utilization of legal advisory services. The decrease also reflects reduced accounting fees related to financing activities in the period.

General and Administrative

Our other general and administrative expenses increased overall by $115,992 during the period ended November 30, 2024, over the same period last year.  Advertising and promotion increased by $55,477 as we embarked on an advertising campaign to bring the results of the Company’s R&D programs to the attention of various industry sectors and to the scientific and investment communities. We also recognized a foreign currency transaction loss of $71,574 related to Canadian Dollar-denominated cash balances held by our US-based Bioscience subsidiary.

Liquidity and Financial Condition

Working Capital	November 30,	August 31,
	2024	2024

Current assets	$8,825,741	$7,897,986
Current liabilities	(297,798)	(1,099,419)
Net Working Capital	$8,527,943	$6,798,567

Cash Flows	November 30,	November 30,
	2024	2023
Cash flows used in operating activities	$(2,726,045)	$(1,181,653)
Cash flows used in investing activities	(37,804)	(40,026)
Cash flows provided by financing activities	4,345,393	1,819,370
Effect of exchange rate changes on cash	(3,175)	4,372
Net change in cash for the period	$1,578,369	$602,063

Operating Activities

Net cash used in operating activities was approximately $2.73 million for the three months ended November 30, 2024, compared with $1.18 million during the same period in 2023. The increase relates primarily to an increase of $1.52 million in our net loss, as we continued with the studies of DehydraTECH-powered GLP-1/GIP drugs listed above; including completion of manufacturing and delivery of investigational product to our Australian distributor for labelling, packaging and distribution in connection with Study GLP-1-H24.

Investing Activities

Net cash used in investing activities was $37,804 for the three-months ended November 30, 2024, compared to $40,026 for the same period in 2023. The decrease was attributable to lower spending on the prosecution of intellectual property; partially offset by purchases of laboratory equipment.

Financing Activities

Net cash from financing activities was approximately $4.35 million for the three months ended November 30, 2024, compared to approximately $1.82 million for the same period in 2023.  The increase relates to net proceeds from the sale of common shares.

Liquidity and Capital Resources

Since inception, the Company has incurred significant operating and net losses.  Net losses attributable to shareholders were $2.70 million and $1.18 million for the three-months ended November 30, 2024, and 2023, respectively.  As of November 30, 2024, we had an accumulated deficit of $54.26 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

Sources of Liquidity

During the three-months ended November 30, 2024, the Company has completed the following:

•

Entered into a Securities Purchase Agreement whereby on October 16, 2024, the Company issued 1,633,987 shares of common stock at a purchase price of $3.06 per share for gross and net proceeds of $5.0 million and $4.5 million, respectively.  Concurrently, the Company issued, by way of a private placement transaction, 4,551,019 share purchase warrants, entitling the holder thereof to purchase up to 4,551,019 shares of common stock at a price of $3.06 per share for a period of five years from the date of shareholder approval for such warrant issuance.  The shares registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares were registered pursuant to a Form S-3 registration statement  As part of the terms and conditions of the warrant issuance, the sole investor agreed to cancel the 2,917,032 share purchase warrants bearing an exercise price of $4.75 that were issued to them in the April 30, 2024 financing.  We also issued the placement agent warrants to purchase up to 57,190 shares at an exercise price of $3.825 per share.

•

In October 2024, the Company sold 8,402 shares of common stock through an At the Market (ATM) offering for gross proceeds of $26,146. Share issuance costs related to the ATM offering of $144,812 were charged to additional paid in capital.

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

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern. As of November 30, 2024, the Company had cash and cash equivalents of approximately $8.1 million to settle $0.3 in current liabilities. We have performed a review of our cash flow forecast and have concluded that our existing cash, combined with those expected from executed license agreements, will be sufficient to meet the Company's financial obligations for the twelve-month period following the filing of these consolidated financial statements on Form 10-Q.

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

As of November 30, 2024, the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2024.

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

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2024, our controls and controls processes remained consistent with those in effect at August 31, 2024. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2024, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

The risks associated with our business, common stock and other factors are those described in the Form 10-K for the year ended August 31, 2024, as filed with the SEC on November 26, 2024.

Item 2. Recent Sales of Unregistered Equity Securities

During the quarter ended November 30, 2024 the Company did not issue any unregistered equity securities.

Item 3. Rule 10b5-1 Trading Plans

Our Insider Trading Policy provides that our insiders, employees and consultants may enter into trading plans to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  During the fiscal quarter ended November 30, 2024, none of the Company’s insiders had entered into a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

Item 4. Exhibits, Financial Statement Schedules

a) Financial Statements

1) Financial statements for our Company are listed in the index under Item 1 of this document.

2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 14, 2021)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
(4)	Instruments Defining the Rights of Security Holders
4.1	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 16, 2024)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed October 16, 2024)
(10)	Material Contracts
10.1	Executive Employment Agreement dated October 1, 2024 with Michael Shankman (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed November 26, 2024)
10.2

Engagement Agreement by and between the Company and H.C. Wainwright & Co., LLC, dated September 4, 2024  (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed October 16, 2024)

10.3	Form of Securities Purchase Agreement with certain purchasers dated October 14, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 16, 2024)
10.4	Project Agreement effective December 2, 2024 with Novotech (Australia) Pty Limited
10.5	Executive Employment Agreement dated December 31, 2024 with John Docherty
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: January 10, 2025

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Christopher
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: January 10, 2025

By:	/s/ Michael Shankman
Michael Shankman Chief Financial Officer (Principal Financial and Accounting Officer) Date: January 10, 2025

