Form 10-Q
period 2025-02-28
Lexaria Bioscience Corp.
filed 2025-04-14
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

17,559,179 common shares issued as of April 14, 2025

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars except share amounts)
(Unaudited)
	February 28,	August 31,
	2025	2024
ASSETS
Current
Cash	$6,468,934	$6,499,885
Marketable securities	73,915	$55,807
Accounts receivable	331,166	$154,477
Prepaid expenses and other current assets	850,387	1,187,817
Total Current Assets	7,724,402	7,897,986

Non-current assets, net
Long-term receivables	64,014	63,575
Right of use assets	121,084	134,843
Intellectual property, net	506,180	516,676
Property & equipment, net	261,890	254,709
Total Non-current Assets	953,168	969,803

TOTAL ASSETS	$8,677,570	$8,867,789

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,793,079	$1,066,409
Deferred revenue	-	4,963
Lease liability, current	29,337	28,047
Total Current Liabilities	1,822,416	1,099,419

Lease liabilities - non-current	94,386	109,319

TOTAL LIABILITIES	$1,916,802	$1,208,738

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share
Common shares issued and outstanding:
17,559,179 and 17,449,179, respectively, at February 28, 2025, and 15,810,205 at August 31, 2024	$17,559	$15,810
Additional paid-in capital	64,221,176	59,599,178
Accumulated Deficit	(56,975,683)	(51,558,772)
Accumulated other comprehensive loss	(118,246)	(19,816)
Equity attributable to shareholders of Lexaria	7,144,806	8,036,400
Non-controlling Interest	(384,038)	(377,349)
Total Stockholders' Equity	6,760,768	7,659,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,677,570	$8,867,789

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024

Revenue	$174,000	$145,000	$357,923	$296,278
Cost of goods sold	-	-	2,720	4,822
Gross profit	174,000	145,000	355,203	291,456

Operating expenses
Research and development	1,685,916	245,779	3,639,136	820,270
General and administrative	1,239,096	567,226	2,157,786	1,278,333
Total operating expenses	2,925,012	813,005	5,796,922	2,098,603

Loss from operations	(2,751,012)	(668,005)	(5,441,719)	(1,807,147)

Other income (loss)
Interest income (expense)	-	(1)	11	7,318
Unrealized gain (loss) on marketable securities	34,040	15,273	18,108	(37,942)
Total other income (loss)	34,040	15,272	18,119	(30,624)

Net loss	$(2,716,972)	$(652,733)	$(5,423,600)	$(1,837,771)
Less: Net loss attributable to non-controlling interest	(3,760)	(3,194)	(6,689)	(8,909)
Net loss attributable to Lexaria shareholders	$(2,713,212)	$(649,539)	$(5,416,911)	$(1,828,862)

Other comprehensive income
Foreign currency translation adjustment	(95,255)	(24,998)	(98,430)	(20,626)
Total comprehensive loss	$(2,808,467)	$(674,537)	$(5,515,341)	$(1,849,488)
Basic and diluted loss per share	$(0.15)	$(0.06)	$(0.32)	$(0.18)

Weighted average number of common shares outstanding
- Basic and diluted	17,511,908	10,765,143	17,065,084	9,970,489
The accompanying notes are an integral part of these interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended February 28, 2025 and February 29, 2024
(Expressed in US Dollars)
(Unaudited)

			Additional			Non-
	Common Stock		Paid-in			controlling	Stockholders'
	Shares	Amount	Capital	Deficit	AOCI	Interest	Equity

Balance August 31, 2024	15,810,205	$15,810	$59,599,178	$(51,558,772)	$(19,816)	$(377,349)	$7,659,051
Stock issued in equity offering	1,642,389	1,643	4,343,750	-	-	-	4,345,393
Foreign currency translation adjustment	-	-	-	-	(3,175)	-	(3,175)
Stock-based compensation	-	-	99,415	-	-	-	99,415
Net loss	-	-	-	(2,703,699)	-	-	(2,703,699)
Non-controlling interest	-	-	-	-	-	(2,929)	(2,929)
Balance November 30, 2024	17,452,594	$17,453	$64,042,343	$(54,262,471)	$(22,991)	$(380,278)	$9,394,056
Stock issued in equity offering	6,585	6	11,714	-	-	-	11,720
Foreign currency translation adjustment	-	-	-	-	(95,255)	-	(95,255)
Stock-based compensation	100,000	100	167,119	-	-	-	167,219
Net loss	-	-	-	(2,713,212)	-	-	(2,713,212)
Non-controlling interest	-	-	-	-	-	(3,760)	(3,760)
Balance February 28, 2025	17,559,179	$17,559	$64,221,176	$(56,975,683)	$(118,246)	$(384,038)	$6,760,768

Balance August 31, 2023	8,091,650	$8,091	$48,799,454	$(45,763,427)	$-	$(364,040)	$2,680,078
Stock issued in equity offering	889,272	889	1,246,829	-	-	-	1,247,718
Stock issued in exercise of warrants	1,330,719	1,331	570,320	-	-	-	571,651
Foreign currency translation adjustment	-	-	-	-	4,372	-	4,372
Stock-based compensation	-	-	53,953	-	-	-	53,953
Net loss	-	-		(1,179,323)	-	-	(1,179,323)
Non-controlling interest	-	-	-	-	-	(5,715)	(5,715)
Balance November 30, 2023	10,311,641	$10,311	$50,670,556	$(46,942,750)	$4,372	$(369,755)	$3,372,734
Stock issued in equity offering	1,444,741	1,445	2,959,568	-	-	-	2,961,013
Stock issued from exercise of warrants	631,291	632	491,192	-	-	-	491,824
Foreign currency translation adjustment	-	-	-	-	(24,998)	-	(24,998)
Net loss	-	-	-	(649,539)	-	-	(649,539)
Non-controlling interest	-	-	-	-	-	(3,194)	(3,194)
Balance February 28, 2024	12,387,673	$12,388	$54,121,316	$(47,592,289)	$(20,626)	$(372,949)	$6,147,840

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended February 28, 2025 and February 29, 2024
(Expressed in US Dollars) (Unaudited)

	February 28,	February 29,
	2025	2024
Cash flows used in operating activities
Net loss	$(5,423,600)	$(1,837,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	266,634	53,953
Depreciation and amortization	35,472	44,709
Impairment loss	33,540	23,507
Noncash lease expense	13,759	17,449
Unrealized (gain) loss on marketable securities	(18,108)	37,942
Lease accretion	4,778	2,840
Change in operating assets and liabilities
Accounts receivable	(176,688)	(230,404)
Prepaid expenses and deposits	337,431	279,987
Long-term receivables	(439)	9,065
Accounts payable and accrued liabilities	726,669	(184,622)
Operating lease liability	(18,421)	(17,922)
Deferred revenue	(4,963)	-
Net cash used in operating activities	$(4,223,936)	$(1,801,267)

Cash flows used in investing activities
Additions to intellectual property	$(41,052)	$(97,016)
Purchase of equipment	(24,646)	-
Net cash used in investing activities	$(65,698)	$(97,016)

Cash flows provided by (used in) financing activities
Proceeds from shares sold for cash	$4,357,113	$4,208,731
Proceeds from exercise of warrants		1,063,475
Net cash provided by (used in) financing activities	$4,357,113	$5,272,206

Effect of exchange rate changes on cash	$(98,430)	$(20,626)
Net change in cash for the period	(30,951)	3,353,297
Cash at beginning of period	6,499,885	1,352,102
Cash at end of period	$6,468,934	$4,705,399

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2025

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

Since inception, the Company has incurred significant operating and net losses. Net losses attributable to shareholders were $5.4 million and $1.8 million for the six months ended February 28, 2025, and February 29, 2024, respectively. As of February 28, 2025, we had an accumulated deficit of $57.0 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our research and development (R&D) studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

During the six months ended February 28, 2025, we raised $4.4 million in net proceeds from the sale of securities pursuant to our Registered Direct Offering which closed in October, 2024 as well as At the Market (ATM) offerings.

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

Given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations through the fourth quarter of calendar year 2025. Our ability to continue operations after our current cash resources are exhausted is dependent on our ability to obtain additional debt or equity financing or a strategic partnership, which cannot be guaranteed. Cash requirements may vary materially from those now planned because of changes in our focus and direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash.

As of February 28, 2025, the Company had cash and cash equivalents of approximately $6.5 million to settle $1.8 million in current liabilities. We have performed a review of our cash flow forecast and have concluded that our existing cash, combined with inflows expected from executed license agreements, will not be sufficient to meet the Company's financial obligations for the twelve-month period following the issuance of these consolidated financial statements.  Accordingly, there is substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and readily convertible to known cash amounts. The Company had no cash equivalents as of February 28, 2025, or August 31, 2024.

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

Usage fees from intellectual property

The Company may also earn sales-based or usage-based royalties from its licensing contracts. The Company recognizes usage fees in the period when our licensees recognize sales of end-products that incorporate our licensed technology. No sales-based usage fees were recognized for the six months ended February 28, 2025 and February 29, 2024.

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

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of February 28, 2025.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$73,915	$73,915	$-	$-	$73,915

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of August 31, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$55,807	$55,807	$-	$-	$55,807

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

In the six months ended February 28, 2025, two customers accounted for 100% of consolidated revenues. In the six months ended February 29, 2024, two customers accounted for 97% of consolidated revenues.

As of February 28, 2025, the Company had $157,166 in sales tax receivable, as compared to $70,477 as of August 31, 2024.  The Company considers its credit risk to be low for such receivables.

Commitments and contingencies

The Company’s policy is to record accruals for any such loss contingencies when it is probable that a liability has been incurred, and the amount of loss can be reasonably estimated. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. The Company, from time to time, may be subject to legal claims and proceedings related to matters arising in the ordinary course of business. Management has no knowledge of any such claim against the Company with, at minimum, a reasonable possibility that a material loss may be incurred.

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

5. Accounts and Other Receivables

Accounts receivable as of February 28, 2025 and August 31, 2024 consist of the following:

	February 28, 2025	August 31, 2024
Territory license fees	$174,000	$84,000
Sales tax	157,166	70,477
Long term receivable	64,014	63,575
Total Receivables	$395,180	$218,052

6. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following as of February 28, 2025 and August 31, 2024:

	February 28,	August 31,
	2025	2024
Advertising & Conferences	$32,822	$204,894
Research and Development	560,679	673,126
Legal & Accounting Fees	25,000	45,600
License, Filing Fees, Dues	64,312	22,925
Office & Insurance	73,574	122,245
Capital Financing	94,000	119,027
Total Prepaid Expenses and Other Current Assets	$850,387	$1,187,817

 7. Intellectual Property, net

A continuity schedule for capitalized patents is presented below:

	February 28,	August 31,
	2025	2024
Balance – beginning	$516,676	$462,625
Additions	41,052	145,591
Impairment	(33,540)	(57,836)
Amortization	(18,008)	(33,704)
Balance – ending	$506,180	$516,676

The Company evaluated its patent portfolio to determine whether certain pending applications had been abandoned or will not be pursued. During the six months ended February 28, 2025, the Company recognized an impairment loss of $33,540 related to those abandoned applications.  The Company recognized $18,008 of amortization expense related to patents and licenses in the six months ended February 28, 2025.

The following table summarizes expected future amortization of the Company’s patent portfolio as of February 28, 2025:

Fiscal Years Ending August 31,
2025	$25,309
2026	$25,309
2027	$25,309
2028	$25,309
2029	$25,309
Thereafter	$379,635
Total	$506,180

8. Property & Equipment, net

Consists of:

February 28, 2025	Cost	Period Amortization		Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$		$-	$(259,981)	$-
Computers	70,781		(1,137)	-	(70,213)	568
Furniture fixtures equipment	31,126			-	(31,126)	-
Lab equipment	410,438		(16,328)	24,646	(173,762)	261,322
Total	$772,326		$(17,465)	$24,646	$(535,082)	$261,890

August 31, 2024	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$(11,258)	$-	$(259,981)	$-
Computers	70,781	(2,920)	-	(69,076)	1,705
Furniture fixtures equipment	31,126	(1,870)	-	(31,126)	-
Lab equipment	367,423	(26,400)	43,014	(157,433)	253,004
Total	$729,311	$(42,448)	$43,014	$(517,616)	$254,709

Depreciation and amortization for the six months ended February 28, 2025 and the year ended August 31, 2024 totaled $17,465 and $42,448, respectively, of which $0 and $0 was included in cost of goods sold, respectively.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of February 28, 2025 and August 31, 2024 consist of the following:

	February 28,	August 31,
	2025	2024
Accounts Payable
Vendors payable	$1,278,654	$379,882
Sales tax payable	$-	$8,528
Accrued Liabilities
Vendors payable	$514,425	$677,999
Balance Ending	$1,793,079	$1,066,409

10. Revenues

A breakdown of our revenues by type for the six months ended February 28, 2025, and February 29, 2024, are as follows:

	Six Months Ended February
	28, 2025	29, 2024

IP Licensing	$348,000	$289,990
B2B	9,923	5,388
Other	-	900
	$357,923	$296,278

During the six-month period ended February 28, 2025, and February 29, 2024, the Company recognized B2B product revenues of $9,923 and $5,388, respectively, that relate to sales of our intermediate products for use by B2B customers in their products. Licensing revenue consists of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes non-refundable minimum performance fees. The Company recognized $348,000 and $289,990 in licensing revenue for the six months ended February 28, 2025, and February 29, 2024, respectively.

11. Income Taxes

For the six months ended February 28, 2025, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.

12. Issuances of Common Shares and Warrants

During the six months ended February 28, 2025, the Company completed the following issuances of common shares and warrants:

1.

In February 2025, the Company sold 6,585 shares of common stock through an At the Market (ATM) offering for net proceeds of $11,720. Share issuance costs related to the ATM offering of $94,000 have been deferred pending termination of the offering.

2.	On January 7, 2025 the Company issued 100,000 Restricted Stock Awards (“RSA’s”) with a fair value of $224,000 and having a vesting period of six months to its Strategic Executive Consultant.

3.

On October 16, 2024, the Company entered into a Securities Purchase Agreement whereby we issued 1,633,987 shares of common stock at a purchase price of $3.06 per share for gross and net proceeds of $5.0 million and $4.5 million, respectively.  Concurrently, the Company issued, by way of a private placement transaction, 4,551,019 share purchase warrants, entitling the holder thereof to purchase up to 4,551,019 shares of common stock at a price of $3.06 per share for a period of five years from January 14, 2025, the date of shareholder approval for such warrant issuance.  The shares registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares were registered pursuant to a Form S-3 registration statement  As part of the terms and conditions of the warrant issuance, the sole investor agreed to cancel the 2,917,032 share purchase warrants bearing an exercise price of $4.75 that were issued to them in the April 30, 2024 financing.  We also issued the placement agent warrants to purchase up to 57,190 shares at an exercise price of $3.825 per share.

4.

In October 2024, the Company sold 8,402 shares of common stock through an At the Market (ATM) offering for gross proceeds of $26,146. Share issuance costs related to the ATM offering of $144,812 were charged to additional paid in capital.

A continuity schedule for warrants for the six months ended February 28, 2025, is presented below:

	Number of Warrants	Weighted Average Exercise Price $
Balance, August 31, 2024	5,931,649	5.50
Issued	4,608,209	3.07
Cancelled/Expired	(2,977,830)	5.39
Balance, February 28, 2025	7,562,028	4.06

A summary of warrants outstanding as of February 28, 2025, is presented below:

Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life ~in years~

317,190	10.50	0.18-0.20
16,667	9.00	0.04
1,719,828	6.58	0.88
483,750	0.95	3.20
314,287	2.31	3.97
102,097	5.94	3.97
4,551,019	3.06	4.88
57,190	3.83	4.88
7,562,028	$4.06	3.60

Stock Options

The Company established an Equity Incentive Plan whereby our Board, pursuant to shareholder approved amendments, may grant up to 1,745,259 stock options, restricted stock awards or restricted stock units to directors, officers, employees, and consultants with such number being increased to up to 10% of the issued share capital at the end of each calendar year, at the discretion of the board, pursuant to an evergreen formula.

Stock options currently granted must be exercised within five years from the date of grant or such lesser period as determined by the Company’s board of directors. The vesting terms of each grant are also set by the board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the date of grant.

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2023	446,936	$3.32	3.25	$3,600
Cancelled/expired	(196,000)	2.94	4.27
Exercised	(2,500)	1.15	4.16
Granted	696,500	2.91	4.63
Balance August 31, 2024	944,936	$3.11	3.64	$971,959
Cancelled/expired	(16,667)	16.50	-	-
Granted	142,000	2.91	2.58	-
Balance February 28, 2025 (outstanding)	1,070,269	$2.83	3.41	$38,400
Balance February 28, 2025 (exercisable)	838,269	$2.65	3.10	$38,400

On October 1, 2024, the Company granted a total of 62,000 options to two employees with an exercise price of $3.17 and a term of 5 years.

On November 27, 2024, the Company granted a total of 20,000 options to two Scientific Advisory Board members with an exercise price of $2.10 and a term of five years.

On December 9, 2024, the Company granted 10,000 options to a Scientific Advisory Board member with an exercise price of $2.42 and a term of 5 years.

On January 13, 2025, the Company granted an aggregate of 50,000 options to a Scientific Advisory Board member and a consultant with an exercise price of $2.07 and a term of 5 years.

The fair value of stock options granted in the six months ended February 28, 2025, were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

February 28, 2025
Expected volatility	94-96%
Risk-free interest rate	3.57-4.18%
Expected life	2.50	years
Dividend yield	0.00%
Estimated fair value per option	$1.21-$1.72

Stock-based compensation expense for the six-month periods ended February 28, 2025, and February 29, 2024, was $266,634 and $53,953, respectively.

As of February 28, 2025, the total unrecognized non-cash compensation costs are $678,493 related to 232,000 non-vested stock options with a $3.47 weighted average exercise price and the restricted stock award issued on January 7, 2025. These costs are expected to be recognized over a weighted average period of 1.77 years.

13. Commitments, Significant Contracts and Contingencies

Right-of-Use Assets - Operating Lease

The corporate office and R&D laboratory are located in Kelowna, British Columbia, Canada. The related lease was renewed until November 15, 2028.  In addition to minimum lease payments, the lease requires us to pay property taxes and other operating costs which are subject to annual adjustments.

	February 28, 2025	August 31, 2024
	$	$
Right of use assets - operating leases	156,748	167,446
Amortization	(35,663)	(32,603)
Total lease assets	121,084	134,843
Liabilities:	156,748	163,967
Lease payments	(46,793)	(33,273)
Interest accretion	13,768	6,672
Total lease liabilities	123,723	137,366

Operating lease cost	121,084	134,843
Operating cash flows for lease	(46,793)	(33,273)
Remaining lease term	3.71 years	4.21 Years
Discount rate	7.25%	7.25%

 Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of February 28, 2025:

2025 (six months remaining)	$18,672
2026	37,345
2027	38,642
2028	38,901
2029	8,104
Thereafter	-
Total lease payments	141,664
Less: imputed interest	(17,941)
Present value of operating lease liabilities	123,723
Less: current obligations under leases	(29,337)
Total	$94,386

14. Segment Information

The Company’s operations involve the development and usage, including licensing, of DehydraTECH. Lexaria is centrally managed and its chief operating decision makers, the President and the CEO, use the consolidated and other financial information, supplemented by revenue information by category of business-to-business product production and technology licensing to make operational decisions and to assess the performance of the Company. The Company has identified four reportable segments: Intellectual Property, B2B Production, Research and Development and Corporate. Licensing revenues are significantly concentrated on two licensees.

Six Months Ended February 28, 2025	IP Licensing	B2B Product	R&D	Corporate	Consolidated Total
Revenue	$348,000	$9,923	$-	$-	$357,923
Cost of goods sold	-	(2,720)	-	-	(2,720)
Operating expenses	(529)	(1,000)	(3,639,136)	(2,156,257)	(5,796,922)
Other Income(Expense)	-	-	-	18,119	18,119
Segment Income (Loss)	$347,471	$6,203	$(3,639,136)	$(2,138,138)	$(5,423,600)

Total assets	$180,423	$60,436	$527,211	$7,909,500	$8,677,570

Six Months Ended February 29, 2024	IP Licensing	B2B Product	R&D	Corporate	Consolidated Total
Revenue	$289,990	$5,388	$900	$-	$296,278
Cost of goods sold	-	(4,822)	-	-	(4,822)
Operating expenses	(345)	(1,354)	(820,270)	(1,400,223)	(2,222,192)
Other Income(Expense)		-	-	(30,624)	(30,624)
Segment Income (Loss)	$289,645	$(788)	$(819,370)	$(1,430,847)	$(1,961,360)

Total assets	$98,877	$63,573	$491,551	$5,698,042	$6,352,043

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. These statements relate to future events or our future financial performance. Any forward-looking statements are based on our present beliefs and assumptions as well as the information currently available to us. In some cases, forward-looking statements are identified by terminology such as “may”, “will”, “should”, “could”, “targets”, “goal”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in Item 1(A) and in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on November 26, 2024, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Company Overview

Lexaria’s DehydraTECH patented technology is a drug delivery platform technology that improves the way that Active Pharmaceutical Ingredients (“API”) enter the bloodstream and brain tissue. Based on R&D studies completed in animals and humans, DehydraTECH has been shown to improve the delivery of bioactive compounds into the bloodstream, offering potential to lower overall dosing, and is highly effective in API delivery available in a range of formats from oral ingestible to oral buccal/sublingual to topical products. DehydraTECH substantially improves the rapidity and quantity of API transport to the blood plasma and brain using the body’s natural process for distributing fatty acids via oral ingestion. This technology extends across many categories beyond the primary pharmaceutical focus of the Company, from foods and beverages to cosmetic products and nutraceuticals.

Lexaria is advancing several R&D activities in preclinical as well as on-going and planned future clinical programs.  During the six months ended February 28, 2025, Lexaria announced results from its 12 week, 12 study-arm, GLP-1 Diabetes Animal Study (WEIGHT-A24-1) which was completed using diabetic, pre-conditioned Zucker rats.  An arm relates to a subset of participants or test subjects assigned to receive a specific treatment (for example, a formulation of DehydraTECH and semaglutide). Each arm is compared to others to evaluate the effectiveness, safety, and outcomes of the treatments being tested. Each group of the Study was dosed for a 12-week period following the initial acclimation period. During the Study, over 1,500 blood plasma samples were collected from the total starting rat population of 72 animals for purposes of detailed PK drug delivery analyses. Results showed that DehydraTECH-enhanced liraglutide and certain CBD formulations outperformed the Rybelsus® formulations with respect to lowering blood sugar and having greater body weight-control.

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

Further, during the six months ended February 28, 2025, Lexaria completed the dosing in nine (9) healthy human volunteers to investigate DehydraTECH-enhanced tirzepatide, a dual action glucagon-like peptide-1 + glucose-dependent insulinotropic peptide receptor agonist, as compared to the Zepbound® brand of injected tirzepatide.  Results indicated that DehydraTECH-tirzepatide, as compared to Zepbound®, evidenced a 47% reduction in adverse events, a comparable overall reduction in blood glucose and a comparable increase in insulin levels.

During the six months ended February 28, 2025, the Company also entered into a Securities Purchase Agreement whereby on October 16, 2024, the Company issued 1,633,987 shares of common stock at a purchase price of $3.06 per share for gross and net proceeds of $5.0 million and $4.5 million, respectively.  Concurrently, the Company issued, by way of a private placement transaction, 4,551,019 share purchase warrants, entitling the holder thereof to purchase up to 4,551,019 shares of common stock at a price of $3.06 per share for a period of five years from January 14, 2025, the date of shareholder approval for such warrant issuance.  The shares registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares were registered pursuant to a Form S-3 registration statement  As part of the terms and conditions of the warrant issuance, the sole investor agreed to cancel the 2,917,032 share purchase warrants bearing an exercise price of $4.75 that were issued to them in the April 30, 2024 financing.  We also issued the placement agent warrants to purchase up to 57,190 shares at an exercise price of $3.825 per share.

In October 2024, the Company sold 8,402 shares of common stock through an At the Market (ATM) offering for gross proceeds of $26,146. Share issuance costs related to the ATM offering of $144,812 were charged to additional paid in capital. The ATM was amended and renewed under the Company’s new Form S-3 Registration Statement pursuant to an amending agreement entered into on February 5, 2025.  Share issuance costs of $94,000 related to the amended ATM have been deferred pending termination of the offering. In February 2025, 6,585 shares were sold for net proceeds of $11,720 under the amended ATM offering.

Lexaria via its wholly owned subsidiary, Lexaria (AU) Pty Ltd, received Ethics Board Approval and entered into a Project Agreement with Novotech (Australia) Pty Limited for the conduct of its Australian Phase 1b 12-week chronic clinical study of DehydraTECH Cannabidiol alone and in combination with glucagon-like peptide 1 agonists in pre- and Type II Diabetes (GLP-1-H24-4) and began the associated site initiation visits and initial dosing of patients.  During the six months ended February 28, 2025, it was also determined to add a 5th study arm to GLP-1-H24-4 to investigate DehydraTECH formulated tirzepatide which has also received Ethics Board Approval.

On January 15, 2025, Lexaria received independent Ethics Board Approval to the commencement of its human pilot study GLP-1-H25-5 which will be investigating an oral version of liraglutide by way of formulating the commercial injectable liraglutide drug sold under the brand name Saxenda®, with DehydraTECH.  This Study is expected to be conducted with 8-10 healthy volunteers with the goals of demonstrating safety and pharmacokinetic performance in humans utilizing orally dosed DehydraTECH-liraglutide. If the Study results are positive, it could support a decision to investigate oral DehydraTECH-liraglutide in a future Phase I registered trial.

Also, during the six months ended February 28, 2025, the Company entered into an Executive Management Contract to re-engage John Docherty as its President and to engage him as the Company’s Chief Science Officer and created a Scientific Advisory Board led by Mr. Docherty and comprised of:

•	Dr. Michael Gibson, an interventional cardiologist, cardiovascular researcher, and educator who is CEO of the combined non-profit Baim and PERFUSE research institutes at Harvard Medical School;
•	Dr. Karen Aust, who holds a Ph. D in Molecular Pharmacology from Stanford University and is deeply experienced in select therapeutic areas including cardiovascular and neuroscience; and
•	Dr. Philip Ainslie, Professor, Research Chair, and co-director of the Centre of Heart, Lung, and Vascular Health at the University of British Columbia, Canada.

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

Below we summarize Lexaria’s granted patents.

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	#1 Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
AU 2015274698	06/15/2017
AU 2017203054	08/30/2018
AU 2018202562	08/30/2018
AU 2018202583	08/30/2018
AU 2018202584	01/10/2019
AU 2018220067	07/30/2019
EP 3164141	11/11/2020
JP 6920197	07/28/2021
CDN 2949369	06/13/2023
AU 2016367036	07/30/2019	#2 Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
JP 6963507	10/19/2021
MX 388 203 B	11/26/2021
AU 2016367037	08/15/2019	#3 Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents
IN 365864	04/30/2021
JP 6917310	07/21/2021
MX 390001	02/10/2022
JP 7232853	02/22/2023
CDN 2984917	09/26/2023
CDN 3093414	12/13/2022	#6 Transdermal and/or Dermal Delivery of Lipophilic Active Agents
EP 3765088	03/20/2024
JP 7112510	07/26/2022	#7 Lipophilic Active Agent Infused Compositions with Reduced Food Effect
AU 2019256805	06/16/2022	#8 Compositions Infused with Nicotine Compounds and Methods of Use Thereof
CDN 3096580	05/23/2023
CDN 3111082	08/29/2023	#14 Lipophilic Active Agent Infused Tobacco Leaves and/or Tobacco Materials and Methods of Use Thereof
US 11,311,559	04/26/2022	#18 Compositions and Methods for Enhanced Delivery of Antiviral Agents
AU 2021261261	03/23/2023
JP 7415045	01/05/2024
CDN 3172889	05/28/2024
US 11,700,875	07/18/2023	#20 Compositions and Methods for Sublingual Delivery of Nicotine
CDN 3196911	12/05/2023
US 11,666,544	06/06/2023	#21 Compositions and Methods for Treating Hypertension
US 11,666,543	06/06/2023
US 11,980,593	05/14/2024
US 11,931,369	03/19/2024	#24 Compositions and Methods for Treating Epilepsy
US 11,944,635	04/02/2024
US 11,986,485	05/21/2024
US 12,023,346	07/02/2024
US 12,213,986	02/04/2025
US 12,220,422	02/11/2025

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

Human Pilot Study #3 (GLP-1-H24-3)

During the quarter ended February 28, 2025, Lexaria provided partial results from its third human pilot study which investigated DehydraTECH-tirzepatide as compared to the Zepbound® brand of injected tirzepatide, with DehydraTECH-tirzepatide evidencing a 47% reduction in adverse events, a comparable overall reduction in blood glucose and a comparable increase in insulin levels.  The purpose of this study was to investigate a single daily dose of oral ingested DehydraTECH-tirzepatide capsules (compound-formulated using Zepbound® by Eli Lilly) administered over a seven-day period as compared to commercially available Zepbound® to evaluate tolerability, PK, and blood sugar. Zepbound® is currently administered by injection only and was used as the tirzepatide input material for production of the DehydraTECH-tirzepatide capsules.

Chronic Dosing Human Study (GLP-1-H24-4)

During the quarter ended February 28, 2025, Lexaria via its wholly owned subsidiary, Lexaria (AU) Pty Ltd, entered into a Project Agreement with Novotech (Australia) Pty Limited for the conduct of its Australian clinical study of DehydraTECH Cannabidiol and glucagon-like peptide 1 agonists alone or in combination, in overweight or obese, pre- and Type II Diabetes participants (GLP-1-H24-4) and began the associated site initiation visits and initial dosing of patients.  It was also determined during the quarter to add a 5th study arm to GLP-1-H24-4 to investigate DehydraTECH formulated tirzepatide.

The objectives for the Study include discovering whether:

•	DehydraTECH processed CBD and/or semaglutide or tirzepatide is safe over the study duration in the study population?
•	DehydraTECH processing of pure semaglutide will outperform Rybelsus®-semaglutide with its proprietary SNAC technology in measures of blood sugar control or weight loss?
•	DehydraTECH processing enhances real world outcomes such as weight loss and blood sugar control over the study duration?
•

DehydraTECH processing of pure semaglutide evidences reduced side effects during daily dosing for 12 weeks, as DehydraTECH processing of Rybelsus® seemed to achieve in our prior human pilot study, utilizing one single daily dose?

•	DehydraTECH processing of (pure or Zepbound) tirzepatide evidences reduced side effects during daily dosing for 12 weeks,

Human Pilot Study #5 (GLP-1-H25-5)

During the quarter ended February 28, 2025, Lexaria engaged a contract research organization and received Ethics Board Approval for the conduct of a human pilot study evaluation DehydraTECH-liraglutide against Saxenda® injectable liraglutide.  This study is intended to be conducted with 8-10 healthy volunteers with goals of demonstrating safety and pharmacokinetic performance utilizing orally dosed DehydraTECH-liraglutide. On January 15, 2025, Lexaria received independent Ethics Board Approval to commence  its human pilot study GLP-1-H25-5.  If the Study results are positive, it could support a decision to investigate oral DehydraTECH-liraglutide in a future Phase I registered trial.

Chronic Dosing Animal Study (WEIGHT-A24-1)

During the quarter ended February 28, 2025, brain and other tissue samples from this obese rat diabetic-conditioned study investigating weight loss, PK, and blood sugar control of varied DehydraTECH formulations of semaglutide and liraglutide, alone and together with DehydraTECH-CBD as compared to commercially available Rybelsus®, were sent for analysis by a third-party lab. These analyses are still in progress and will be reported upon when concluded.

Biodistribution Study of DehydraTECH-semaglutide

During the quarter ended February 28, 2025, Lexaria completed its study which fluorescently tagged DehydraTECH-semaglutide and a non-DehydraTECH-processed Rybelsus® mimicking comparator formulation ingested by Sprague-Dawley rats to track semaglutide distribution and localization with additional information being provided by key tissue samples. Analytical testing and interpretation is in progress and will be reported upon when concluded.

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

The Company is evaluating the timing for commencement of this study.

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

A critical accounting estimate is an accounting estimate for which a) the nature of the estimate is material due to the related level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and b) the impact of the estimate on the Company’s financial position or operating performance is material. We did not identify any such estimates in our Annual Report on Form 10-K for the year ended August 31, 2024 and none have been identified for the six months ended February 28, 2025.

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

Through February 28, 2025, we have funded our operations primarily through the proceeds from the sale of common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $5,423,600 and $1,837,771 for the six months ended February 28, 2025, and February 29, 2024, respectively.

During the six months ended February 28, 2025, we raised $4.4 million in net proceeds from the sale of securities pursuant to our Registered Direct offering which closed in October, 2024 and our At the Market (ATM) offerings.

The continuation of Lexaria as a going concern depends on raising additional capital and/or attaining and maintaining profitable operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year following the date that these consolidated financial statements on Form 10-Q are filed and do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.  Management believes that given the Company’s current cash position, recurring losses from operations and net capital deficiency, there is substantial doubt as to the Company’s ability to continue as a going concern within one year following the date that these consolidated financial statements are issued.  The Company expects that its current cash resources will be sufficient to fund the Company’s operations through the fourth quarter of calendar year 2025.

Results of Operations for the Period Ended February 28, 2025, and February 29, 2024

Our net loss for the six months ended for the respective items are summarized as follows:

	February 28,	February 29,
	2025	2024	Change

Revenues	$357,923	$296,278	$61,645
Cost of goods sold	(2,720)	(4,822)	2,102
Research and development	(3,639,136)	(820,270)	(2,818,866)
Consulting fees & salaries	(1,004,672)	(431,763)	(572,909)
Legal and professional	(386,559)	(361,405)	(25,154)
Other general and administrative	(766,555)	(485,165)	(281,390)
Other income (loss)	18,119	(30,624)	48,743
Net Loss	$(5,423,600)	$(1,837,771)	$(3,585,829)

Revenue

Fees from intellectual property licensing and B2B sales totaled $357,923 and $296,278, respectively, for the six-month periods ended February 28, 2025 and February 29, 2024. For the six months ended February 28, 2025, relative to the six months ended February 29, 2024, license fees and B2B sales increased by $58,010 and $4,535, respectively, while R&D sales decreased by $900 year-over year, reflecting an increase in minimum fees earned within our licensee contract and a continuing shift in emphasis away from pursuit of B2B clients as we move toward pharmaceuticals.

Research and Development

Expenditures on R&D increased by $2,818,866 year-over-year for the six-month period ended February 28, 2025, due primarily to the completion of the manufacturing of Investigational Drug Product and start-up activities related to our Phase 1b Clinical Trial (GLP-1-H24-4), combined with progression of our other GLP-1 studies. Lexaria continues with applied development and programs in our pharmaceutical division with our primary focus being on optimization of DehydraTECH formulations of GLP-1 drugs, as well as advancing our DehydraTECH-CBD drug to treat hypertension.

Consulting Fees and Salaries

In the six months ended February 28, 2025, consulting fees and salaries increased by $572,909 year-over-year primarily due to the transition of the Company’s former CEO to the newly created role of Strategic Executive Consultant, the award of restricted stock, the engagement of a new CEO, with significant experience in development stage pharmaceutical company management, and a new CFO.

Legal and Professional Fees

Our legal and professional fees increased by $25,154 during the six months ended February 28, 2025 as compared to the same prior year period due to incremental accounting and professional fees incurred during the period and associated with increased registration statement filings and the utilization of legal advisory services.

General and Administrative

Our other general and administrative expenses increased in total by $281,390 during the six-month period ended February 28, 2025, as compared to the same prior year period.  The increase is attributable to advertising and promotion expenses, which increased by $138,222 as we continued an advertising campaign to bring the results of the Company’s R&D programs to the attention of various industry sectors and to the scientific and investment communities. We also recognized foreign currency transaction losses of $89,598 related to Canadian Dollar-denominated cash balances held by our US-based bioscience subsidiary.

Liquidity and Financial Condition

Working Capital	February 28,	August 31,
	2025	2024

Current assets	$7,724,402	$7,897,986
Current liabilities	(1,822,416)	(1,099,419)
Net Working Capital	$5,901,986	$6,798,567

Cash Flows	February 28,	February 29,
	2025	2024
Cash flows used in operating activities	$(4,223,936)	$(1,801,267)
Cash flows used in investing activities	(65,698)	(97,016)
Cash flows provided by financing activities	4,357,113	5,272,206
Effect of exchange rate changes on cash	(98,430)	(20,626)
Net change in cash for the period	$(30,951)	$3,353,297

Operating Activities

Net cash used in operating activities was approximately $4.2 million for the six months ended February 28, 2025, compared with $1.8 million during the same prior year period. The increase is attributable to an increase of $3.6 million in our net loss, which was partially offset by an increase of $0.2 million in non-cash expenses and a decrease in net working capital of $1.0 million, as we continued with the studies of DehydraTECH-powered GLP-1/GIP drugs listed above, including completion of manufacturing and delivery of investigational product to our Australian distributor for labelling, packaging, and distribution in connection with Study GLP-1-H24-4.

Investing Activities

Net cash used in investing activities was $65,698 for the six months ended February 28, 2025, compared to $97,016 for the same prior year period. The decrease relates primarily to lower spending on the prosecution of intellectual property, partially offset by purchases of laboratory equipment.

Financing Activities

Net cash from financing activities was approximately $4.4 million for the six months ended February 28, 2025, compared to approximately $5.3 million for the same prior year period.  The decrease relates to lower net proceeds from the exercise of warrants, which was partially offset by higher proceeds from the sale of common shares.

Liquidity and Capital Resources

Since inception, the Company has incurred significant operating and net losses.  Net losses attributable to shareholders were $5.4 million and $1.8 million for the six months ended February 28, 2025, and February 29, 2024, respectively.  As of February 28, 2025, we had an accumulated deficit of $57.0 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

Sources of Liquidity

During the six months ended February 28, 2025, the Company has completed the following:

•	In February 2025, the Company sold 6,585 shares of common stock through an amendment to its ATM offering. Net proceeds from these sales totaled $11,720.
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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As of February 28, 2025, the Company had cash and cash equivalents of approximately $6.5 million to settle $1.8 million in current liabilities. We have performed a review of our cash flow forecast and have concluded that our existing cash, combined with inflows expected from executed license agreements, will not be sufficient to meet the Company's financial obligations for the twelve-month period following the filing of these consolidated financial statements on Form 10-Q.  Accordingly, there is substantial doubt as to our ability to continue as a going concern for at least one year following the date of the financial statements included in this Quarterly Report. We intend to fund operations, working capital and other cash requirements for the twelve-month period subsequent to February 28, 2025 through equity financing arrangements and potentially from collaborations or strategic partnerships.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

As of February 28, 2025, the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2025.

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

Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2025, our controls and controls processes remained consistent with those in effect at August 31, 2024. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2025, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

The risks associated with our business, common stock and other factors include those described in the Form 10-K for the year ended August 31, 2024, as filed with the SEC on November 26, 2024 and the following:

There is substantial doubt as to our ability to continue as a going concern, which may affect our ability to obtain future financing and may require us to curtail or cease our operations.

Our consolidated financial statements as of February 28, 2025 were prepared under the assumption that we will continue as a going concern. As of February 28, 2025, we had unrestricted cash and cash equivalents of approximately $6.5 million to settle $1.8 million in current liabilities. Our ability to continue as a going concern will depend on our ability to obtain additional equity, effect a collaborative or strategic partnership, reduce or contain expenditures, and, ultimately, to generate revenue. Based on these factors, management determined that there is substantial doubt as to our ability to continue as a going concern.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities as a result of the substantial doubt as to our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Item 2. Recent Sales of Unregistered Equity Securities

During the quarter ended February 28, 2025, the Company did not issue any unregistered equity securities.

Item 3. Rule 10b5-1 Trading Plans

Our Insider Trading Policy provides that our insiders, employees and consultants may enter into trading plans to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  During the fiscal quarter ended February 28, 2025, none of the Company’s insiders had entered into a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

Item 4. Exhibits, Financial Statement Schedules

a) Financial Statements

1) Financial statements for our Company are listed in the index under Item 1 of this document.

2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 14, 2021)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
(4)	Instruments Defining the Rights of Security Holders
4.1	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 16, 2024)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed October 16, 2024)
(10)	Material Contracts
10.1	Project Agreement dated December 2, 2024 with Novotech (Australia) Pty Limited (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed January 10, 2025)
10.2	Executive Employment Agreement dated December 31, 2024 with John Docherty (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed January 10, 2025)
10.3	Form of Director Services Agreement
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: April 14, 2025

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Christopher
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: April 14, 2025

By:	/s/ Michael Shankman
Michael Shankman Chief Financial Officer (Principal Financial and Accounting Officer) Date: April 14, 2025

