Form 10-Q
period 2025-05-31
Lexaria Bioscience Corp.
filed 2025-07-14
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 001-39874

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

19,559,179 common shares issued as of July 11, 2025

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars except share amounts) (Unaudited)

	May 31,	August 31,
	2025	2024
ASSETS
Current
Cash	$4,591,761	$6,499,885
Marketable securities	33,540	55,807
Accounts receivable	358,129	154,477
Prepaid expenses and other current assets	823,348	1,187,817
Total Current Assets	5,806,778	7,897,986

Non-current assets, net
Long-term receivables	64,014	63,575
Right of use assets	114,015	134,843
Intellectual property, net	516,420	516,676
Property & equipment, net	240,139	254,709
Total Non-current Assets	934,588	969,803

TOTAL ASSETS	$6,741,366	$8,867,789

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,458,259	$1,066,409
Deferred revenue	-	4,963
Lease liability, current	29,872	28,047
Total Current Liabilities	1,488,131	1,099,419

Lease liabilities - non-current	86,714	109,319

TOTAL LIABILITIES	$1,574,845	$1,208,738

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share
Common shares issued and outstanding:
19,559,179 and 19,459,179, respectively, at May 31, 2025, and 15,810,205 at August 31, 2024	$19,559	$15,810
Additional paid-in capital	66,378,362	59,599,178
Accumulated Deficit	(60,764,775)	(51,558,772)
Accumulated other comprehensive loss	(81,073)	(19,816)
Equity attributable to shareholders of Lexaria	5,552,073	8,036,400
Non-controlling Interest	(385,552)	(377,349)
Total Stockholders' Equity	5,166,521	7,659,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,741,366	$8,867,789

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2025	2024	2025	2024

Revenue	$174,000	$84,000	$531,923	$380,278
Cost of goods sold	-	-	2,720	4,822
Gross profit	174,000	84,000	529,203	375,456

Operating expenses
Research and development	2,717,501	573,089	6,356,637	1,393,359
General and administrative	1,206,920	1,253,830	3,364,706	2,532,163
Total operating expenses	3,924,421	1,826,919	9,721,343	3,925,522

Loss from operations	(3,750,421)	(1,742,919)	(9,192,140)	(3,550,066)

Other income (loss)
Interest income	190	-	201	7,318
Unrealized loss on marketable securities	(40,375)	(41,393)	(22,267)	(79,335)
Total other income (loss)	(40,185)	(41,393)	(22,066)	(72,017)

Net loss	$(3,790,606)	$(1,784,312)	$(9,214,206)	$(3,622,083)
Less: Net loss attributable to non-controlling interest	(1,514)	(2,619)	(8,203)	(11,528)
Net loss attributable to Lexaria shareholders	$(3,789,092)	$(1,781,693)	$(9,206,003)	$(3,610,555)

Other comprehensive income (loss)
Foreign currency translation adjustment	37,173	(1,240)	(61,257)	(21,866)
Total comprehensive loss	$(3,751,919)	$(1,782,933)	$(9,267,260)	$(3,632,421)
Basic and diluted loss per share	$(0.21)	$(0.13)	$(0.53)	$(0.32)

Weighted average number of common shares outstanding - Basic and diluted	18,298,309	13,855,202	17,472,844	11,274,845

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended May 31, 2025 and 2024
(Expressed in US Dollars)
(Unaudited)

	Common Stock		Additional Paid-in			Non-controlling	Stockholders'
	Shares	Amount	Capital	Deficit	AOCI	Interest	Equity

Balance August 31, 2024	15,810,205	$15,810	$59,599,178	$(51,558,772)	$(19,816)	$(377,349)	$7,659,051
Stock issued in equity offering	1,642,389	1,643	4,343,750	-	-	-	4,345,393
Foreign currency translation adjustment	-	-	-	-	(3,175)	-	(3,175)
Stock-based compensation	-	-	99,415	-	-	-	99,415
Net loss	-	-	-	(2,703,699)	-	-	(2,703,699)
Non-controlling interest	-	-	-	-	-	(2,929)	(2,929)
Balance November 30, 2024	17,452,594	$17,453	$64,042,343	$(54,262,471)	$(22,991)	$(380,278)	$9,394,056
Stock issued in equity offering	6,585	6	11,714	-	-	-	11,720
Foreign currency translation adjustment	-	-	-	-	(95,255)	-	(95,255)
Stock-based compensation	100,000	100	167,119	-	-	-	167,219
Net loss	-	-	-	(2,713,212)	-	-	(2,713,212)
Non-controlling interest	-	-	-	-	-	(3,760)	(3,760)
Balance February 28, 2025	17,559,179	$17,559	$64,221,176	$(56,975,683)	$(118,246)	$(384,038)	$6,760,768
Stock issued in equity offering	2,000,000	2,000	1,687,050	-	-	-	1,689,050
Stock based compensation	-	-	470,136	-	-	-	470,136
Foreign currency translation adjustment	-	-	-	-	37,173	-	37,173
Net loss	-	-	-	(3,789,092)	-	-	(3,789,092)
Non-controlling interest	-	-	-	-	-	(1,514)	(1,514)
Balance May 31, 2025	19,559,179	$19,559	$66,378,362	$(60,764,775)	$(81,073)	$(385,552)	$5,166,521

Balance August 31, 2023	8,091,650	$8,091	$48,799,454	$(45,763,427)	$-	$(364,040)	$2,680,078
Stock issued in equity offering	889,272	889	1,246,829	-	-	-	1,247,718
Stock issued in exercise of warrants	1,330,719	1,331	570,320	-	-	-	571,651
Foreign currency translation adjustment	-	-	-	-	4,372	-	4,372
Stock-based compensation	-	-	53,953	-	-	-	53,953
Net loss	-	-	-	(1,179,323)	-	-	(1,179,323)
Non-controlling interest	-	-	-	-	-	(5,715)	(5,715)
Balance November 30, 2023	10,311,641	$10,311	$50,670,556	$(46,942,750)	$4,372	$(369,755)	$3,372,734
Stock issued in equity offering	1,444,741	1,445	2,959,568	-	-	-	2,961,013
Stock issued from exercise of warrants	631,291	632	491,192	-	-	-	491,824
Foreign currency translation adjustment	-	-	-	-	(24,998)	-	(24,998)
Net loss	-	-	-	(649,539)	-	-	(649,539)
Non-controlling interest	-	-	-	-	-	(3,194)	(3,194)
Balance February 29, 2024	12,387,673	$12,388	$54,121,316	$(47,592,289)	$(20,626)	$(372,949)	$6,147,840
Stock issued from exercise of warrants	3,420,032	3,420	5,036,707	-	-	-	5,040,127
Stock issued from exercise of options	2,500	2	2,872	-	-	-	2,874
Foreign currency translation adjustment	-	-	-	-	(1,240)	-	(1,240)
Stock-based compensation	-	-	341,773	-	-	-	341,773
Net loss	-	-	-	(1,781,693)	-	-	(1,781,693)
Non-controlling interest	-	-	-	-	-	(2,619)	(2,619)
Balance May 31, 2024	15,810,205	$15,810	$59,502,668	$(49,373,982)	$(21,866)	$(375,568)	$9,747,062

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended May 31, 2025 and 2024
(Expressed in US Dollars)
(Unaudited)

	May 31,	May 31,
	2025	2024
Cash flows used in operating activities
Net loss	$(9,214,206)	$(3,622,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	736,770	395,726
Depreciation and amortization	66,427	59,783
Impairment loss	33,540	57,836
Noncash lease expense	20,828	24,130
Unrealized loss on marketable securities	22,267	79,335
Lease accretion	6,977	5,501
Change in operating assets and liabilities
Accounts receivable	(203,652)	(81,759)
Prepaid expenses and deposits	364,469	167,237
Long-term receivables	(439)	(15,016)
Accounts payable and accrued liabilities	391,850	(111,153)
Operating lease liability	(27,757)	(26,881)
Deferred revenue	(4,963)	-
Net cash used in operating activities	$(7,807,889)	$(3,067,344)

Cash flows used in investing activities
Additions to intellectual property	$(60,496)	$(119,018)
Purchase of equipment	(24,645)	-
Net cash used in investing activities	$(85,141)	$(119,018)

Cash flows provided by financing activities
Proceeds from shares sold for cash	$6,046,163	$4,208,731
Proceeds from exercise of warrants	-	6,106,476
Net cash provided by financing activities	$6,046,163	$10,315,207

Effect of exchange rate changes on cash	$(61,257)	$(21,866)
Net change in cash for the period	(1,908,124)	7,106,979
Cash at beginning of period	6,499,885	1,352,102
Cash at end of period	$4,591,761	$8,459,081

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025

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

Since inception, the Company has incurred significant operating and net losses. Net losses attributable to shareholders were $9.2 million and $3.6 million for the nine months ended May 31, 2025, and May 31, 2024, respectively. As of May 31, 2025, we had an accumulated deficit of $60.8 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our research and development (R&D) studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

During the nine months ended May 31, 2025, we raised $6.0 million in net proceeds from the sale of securities pursuant to our Registered Direct Offerings which closed in April 2025 and October 2024 as well as At the Market (ATM) offerings.

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

As of May 31, 2025, the Company had cash and cash equivalents of approximately $4.6 million to settle $1.5 million in current liabilities. We have performed a review of our cash flow forecast, and given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations through the third quarter of fiscal year 2026.  However, we have also concluded that our existing cash, combined with inflows expected from executed license agreements, will not be sufficient to meet the Company's financial obligations for the twelve-month period following the issuance of these consolidated financial statements.  Accordingly, there is substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and readily convertible to known cash amounts. The Company had no cash equivalents as of May 31, 2025, or August 31, 2024.

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

Usage fees from intellectual property

The Company may also earn sales-based or usage-based royalties from its licensing contracts. The Company recognizes usage fees in the period when our licensees recognize sales of end-products that incorporate our licensed technology. No sales-based usage fees were recognized for the nine months ended May 31, 2025 and May 31, 2024.

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

The Company’s headquarters are located in Canada and it also has operations in Australia, which results in exposure to market risks from fluctuations in foreign currency rates. The foreign currency exchange risk is the financial risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk as the impact of USD/CAD and USD/AUD exchange rate changes is not expected to be material.

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of May 31, 2025.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$33,540	$33,540	$-	$-	$33,540

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of August 31, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$55,807	$55,807	$-	$-	$55,807

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

In the nine months ended May 31, 2025, two customers accounted for 100% of consolidated revenues. In the nine months ended May 31, 2024, two customers accounted for 98% of consolidated revenues.

As of May 31, 2025, the Company had $184,129 in sales tax receivable, as compared to $70,477 as of August 31, 2024.  The Company considers its credit risk to be low for such receivables.

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

3. Recent Accounting Guidance

Recently Adopted Pronouncements

None.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the effect of this ASU on its consolidated financial statements and related disclosures.

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

5. Accounts and Other Receivables

Accounts receivable as of May 31, 2025 and August 31, 2024 consist of the following:

	May 31, 2025	August 31, 2024
Territory license fees	$174,000	$84,000
Sales tax	184,129	70,477
Long term receivable	64,014	63,575
Total Receivables	$422,143	$218,052

6. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following as of May 31, 2025 and August 31, 2024:

	May 31,	August 31,
	2025	2024
Advertising & Conferences	$12,353	$204,894
Research & Development	526,241	673,126
Legal & Accounting Fees	25,000	45,600
License, Filing Fees, Dues	45,938	22,925
Office & Insurance	85,823	122,245
Consulting	33,993	-
Capital Financing	94,000	119,027
Total Prepaid Expenses and Other Current Assets	$823,348	$1,187,817

7. Intellectual Property, net

A continuity schedule for capitalized patents is presented below:

	May 31,	August 31,
	2025	2024
Balance – beginning	$516,676	$462,625
Additions	60,496	145,591
Impairment	(33,540)	(57,836)
Amortization	(27,212)	(33,704)
Balance – ending	$516,420	$516,676

The Company evaluated its patent portfolio to determine whether certain pending applications had been abandoned or will not be pursued. During the nine months ended May 31, 2025, the Company recognized an impairment loss of $33,540 related to those abandoned applications.  The Company recognized $27,212 of amortization expense related to patents and licenses in the nine months ended May 31, 2025.

The following table summarizes expected future amortization of the Company’s patent portfolio as of May 31, 2025:

Fiscal Years Ending August 31,
2025	$25,821
2026	25,821
2027	25,821
2028	25,821
2029	25,821
Thereafter	387,315
Total	$516,420

8. Property & Equipment, net

Consists of:

May 31, 2025	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$-	$-	$(259,981)	$-
Computers	70,781	(1,705)	-	(70,781)	-
Furniture fixtures equipment	31,126	-	-	(31,126)	-
Lab equipment	410,438	(37,510)	24,646	(194,945)	240,139
Total	$772,326	$(39,215)	$24,646	$(556,833)	$240,139

August 31, 2024	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$(11,258)	$-	$(259,981)	$-
Computers	70,781	(2,920)	-	(69,076)	1,705
Furniture fixtures equipment	31,126	(1,870)	-	(31,126)	-
Lab equipment	367,423	(26,400)	43,014	(157,433)	253,004
Total	$729,311	$(42,448)	$43,014	$(517,616)	$254,709

Depreciation and amortization for the nine months ended May 31, 2025 and the year ended August 31, 2024 totalled $39,215 and $42,448, respectively, of which $0 and $0 was included in cost of goods sold, respectively.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of May 31, 2025 and August 31, 2024 consist of the following:

	May 31,	August 31,
	2025	2024
Accounts Payable
Vendors payable	$597,490	$379,882
Sales tax payable	11,350	8,528
Accrued Liabilities
Vendors payable	849,419	677,999
Balance Ending	$1,458,259	$1,066,409

10. Revenues

A breakdown of our revenues by type for the nine months ended May 31, 2025, and May 31, 2024, are as follows:

	Nine Months Ended May 31
	2025	2024

IP Licensing	$522,000	$373,990
B2B	9,923	5,388
Other	-	900
Total	$531,923	$380,278

The Company recognized $522,000 and $373,990 in licensing revenue for the nine months ended May 31, 2025, and May 31, 2024, respectively.  Licensing revenue consists of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes non-refundable minimum performance fees. During the nine-month period ended May 31, 2025, and May 31, 2024, the Company recognized B2B product revenues of $9,923 and $5,388, respectively, that relate to sales of our intermediate products for use by B2B customers in their products.

11. Income Taxes

For the nine months ended May 31, 2025, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.

12. Issuances of Common Shares and Warrants

During the nine months ended May 31, 2025, the Company completed the following issuances of common shares and warrants:

1.

On April 28, 2025, the Company, pursuant to a Securities Purchase Agreement, issued 2,000,000 shares of common stock at a purchase price of $1.00 per share for gross proceeds of $2.0 million. Share issuance costs of $0.3 million were charged to additional paid in capital. The shares were registered pursuant to a take down of the Company’s Form S-3 registration statement.  We also issued the placement agent warrants to purchase up to 70,000 shares for a period of five years at an exercise price of $1.25 per share.

2.

In February 2025, the Company sold 6,585 shares of common stock through an At the Market (ATM) offering for net proceeds of $11,720. Share issuance costs related to the ATM offering of $94,000 have been deferred pending termination of the offering.

3.	On January 7, 2025 the Company issued 100,000 Restricted Stock Awards (“RSA’s”) with a fair value of $224,000 and having a vesting period of six months to its Strategic Executive Consultant.

4.

On October 16, 2024, the Company, pursuant to a Securities Purchase Agreement, issued 1,633,987 shares of common stock at a purchase price of $3.06 per share for gross and net proceeds of $5.0 million and $4.5 million, respectively.  Concurrently, the Company issued, by way of a private placement transaction, 4,551,019 share purchase warrants, entitling the holder thereof to purchase up to 4,551,019 shares of common stock at a price of $3.06 per share for a period of five years from January 14, 2025, the date of shareholder approval for such warrant issuance.  The shares were registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares were registered pursuant to a Form S-3 registration statement  As part of the terms and conditions of the warrant issuance, the sole investor agreed to cancel the 2,917,032 share purchase warrants bearing an exercise price of $4.75 that were issued to them in the April 30, 2024 financing.  We also issued the placement agent warrants to purchase up to 57,190, for a period of five years from the date of issuance shares at an exercise price of $3.825 per share.

5.

In October 2024, the Company sold 8,402 shares of common stock through an At the Market (ATM) offering for gross proceeds of $26,146. Share issuance costs related to the ATM offering of $144,812 were charged to additional paid in capital.

A continuity schedule for warrants for the nine months ended May 31, 2025, is presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2024	5,931,649	$5.50
Issued	4,678,209	3.04
Cancelled/Expired	(3,311,687)	5.90
Balance, May 31, 2025	7,298,171	$3.75

A summary of warrants outstanding as of May 31, 2025, is presented below:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life ~in years~

1,719,828	$6.58	0.63
483,750	0.95	2.95
314,287	2.31	3.72
102,097	5.94	3.72
4,551,019	3.06	4.63
57,190	3.83	4.63
70,000	1.25	4.90
7,298,171	$3.75	3.52

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

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2023	446,936	$3.32	3.25	$3,600
Cancelled/expired	(196,000)	2.94	4.27	-
Exercised	(2,500)	1.15	4.16	-
Granted	696,500	2.91	4.63	-
Balance August 31, 2024	944,936	$3.11	3.64	$971,959
Cancelled/expired	(47,001)	7.78	0.75	-
Granted	586,500	1.41	4.84	-
Balance May 31, 2025 (outstanding)	1,484,435	$2.29	3.74	$3,000
Balance May 31, 2025 (exercisable)	1,280,889	$2.10	3.65	$3,000

On October 1, 2024, the Company granted a total of 62,000 options to two employees with an exercise price of $3.17 and a term of five years.

On November 27, 2024, the Company granted a total of 20,000 options to two Scientific Advisory Board members with an exercise price of $2.10 and a term of five years.

On December 9, 2024, the Company granted 10,000 options to a Scientific Advisory Board member with an exercise price of $2.42 and a term of five years.

On January 13, 2025, the Company granted an aggregate of 50,000 options to a Scientific Advisory Board member and a consultant with an exercise price of $2.07 and a term of five years.

On May 15, 2025, the Company granted a total of 444,500 options with an exercise price of $1.04 and a term of five years to its directors, officers and employees.

The fair value of stock options granted in the nine months ended May 31, 2025, were estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

May 31, 2025
Expected volatility	94-98%
Risk-free interest rate	3.57-4.18%
Expected life	2.50 years
Dividend yield	0.00%
Estimated fair value per option	$0.62-$1.72

Stock-based compensation expense for the nine-month periods ended May 31, 2025, and May 31, 2024, was $736,770 and $395,726, respectively.

As of May 31, 2025, the total unrecognized non-cash compensation costs are $498,642 related to 203,546 non-vested stock options with a $3.46 weighted average exercise price and the restricted stock award issued on January 7, 2025. These costs are expected to be recognized over a weighted average period of 1.41 years.

13. Commitments, Significant Contracts and Contingencies

Right-of-Use Assets - Operating Lease

The corporate office and R&D laboratory are located in Kelowna, British Columbia, Canada. The related lease was renewed until November 15, 2028.  In addition to minimum lease payments, the lease requires us to pay property taxes and other operating costs which are subject to annual adjustments.

	May 31, 2025	August 31, 2024

Right of use assets - operating leases	$156,748	$167,446
Amortization	(42,733)	(32,603)
Total lease assets	114,015	134,843
Liabilities:	156,748	163,967
Lease payments	(56,129)	(33,273)
Interest accretion	15,967	6,672
Total lease liabilities	116,586	137,366

Operating lease cost	$114,015	$134,843
Operating cash flows for lease	$(56,129)	$(33,273)
Remaining lease term	3.46 Years	4.21 Years
Discount rate	7.25%	7.25%

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of May 31, 2025:

2025 (three months remaining)	$9,336
2026	37,345
2027	38,642
2028	38,901
2029	8,104
Thereafter	-
Total lease payments	132,328
Less: imputed interest	(15,742)
Present value of operating lease liabilities	116,586
Less: current obligations under leases	(29,872)
Total	$86,714

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

Nine months Ended May 31, 2025	IP Licensing	B2B Product	R&D	Corporate	Consolidated Total
Revenue	$522,000	$9,923	$-	$-	$531,923
Cost of goods sold	-	(2,720)	-	-	(2,720)
Operating expenses	(10,924)	(10,116)	(6,356,636)	(3,343,667)	(9,721,343)
Other Income (Expense)	-	-	-	(22,066)	(22,066)
Segment Income (Loss)	$511,076	$(2,913)	$(6,356,636)	$(3,365,733)	$(9,214,206)

Total assets	$165,649	$56,656	$513,646	$6,005,415	$6,741,366

Nine Months Ended May 31, 2024	IP Licensing	B2B Product	R&D	Corporate	Consolidated Total
Revenue	$373,990	$5,388	$900	$-	$380,278
Cost of goods sold	-	(4,822)	-	-	(4,822)
Operating expenses	(130)	(288)	(1,393,359)	(2,531,745)	(3,925,522)
Other Income (Expense)	-	-	-	(72,017)	(72,017)
Segment Income (Loss)	$373,860	$278	$(1,392,459)	$(2,603,762)	$(3,622,083)

Total assets	$124,968	$63,573	$475,194	$9,354,702	$10,018,437

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

Research & Development

Lexaria is advancing several R&D activities in preclinical as well as on-going and planned future clinical programs.  During the nine months ended May 31, 2025, Lexaria announced results from its 12 week, 12 study-arm, GLP-1 Diabetes Animal Study (WEIGHT-A24-1) which was completed using diabetic, pre-conditioned Zucker rats.  An arm relates to a subset of participants or test subjects assigned to receive a specific treatment (for example, a formulation of DehydraTECH and semaglutide). Each arm was compared to others to evaluate the effectiveness, safety, and outcomes of the treatments being tested. Each group of the Study was dosed for a 12-week period following the initial acclimation period. During the Study, over 1,500 blood plasma samples were collected from the total starting rat population of 72 animals for purposes of detailed PK drug delivery analyses. Results showed that DehydraTECH-enhanced liraglutide and certain CBD formulations outperformed the Rybelsus® formulations with respect to lowering blood sugar and having greater body weight-control.

Blood and brain tissue PK is also in the process of being analyzed to help determine whether DehydraTECH processing resulted in higher blood and brain absorption than non-DehydraTECH groups, as Lexaria has evidenced numerous times in previous animal studies. The Study also included a comprehensive battery of liver and kidney function testing and blood chemistry analyses that remain to be analyzed and reported.

Further, during the nine months ending May 31, 2025, Lexaria completed the dosing in nine (9) healthy human volunteers to investigate DehydraTECH-enhanced tirzepatide, a dual action glucagon-like peptide-1 + glucose-dependent insulinotropic peptide receptor agonist, as compared to the Zepbound® brand of injected tirzepatide.  Results indicated that DehydraTECH-tirzepatide, as compared to Zepbound®, evidenced a 47% reduction in adverse events, a comparable overall reduction in blood glucose and a comparable increase in insulin levels.  In addition, the DehydraTECH-tirzepatide blood levels increased steadily and more consistently each day of the study, avoiding the abrupt peaks or declines seen with Zepbound® injections.  Of note was the fact that on the final day of the study, 50% of the participants dosed with DehydraTECH-tirzepatide experienced their peak levels, indicating that their levels were still rising.

Also during the nine months ending May 31, 2025, Lexaria via its wholly owned subsidiary, Lexaria (AU) Pty Ltd, received Ethics Board Approval pursuant to a Project Agreement with Novotech (Australia) Pty Limited for the conduct of its Australian Phase 1b 12-week chronic clinical study of DehydraTECH formulated cannabidiol and semaglutide (separately and in combination) and tirzepatide in overweight or obese, or pre- and Type II diabetic participants (GLP-1-H24-4).  As announced April 3, 2025, participant enrolment for all five arms of study GLP-1-H24-4 had been completed entering a total of 24 subjects per arm, with the full results from the study expected to be reported during the fourth quarter of calendar-2025.

More recently, on June 11, 2025, Lexaria announced completion of its human pilot study GLP-1-H25-5 in ten (10) overweight human volunteers, which tested a DehydraTECH-enhanced liraglutide glucagon-like peptide-1 receptor agonist compared to the Saxenda® brand of injected liraglutide.  Positive partial results were released indicating that DehydraTECH-liraglutide, as compared to Saxenda®, evidenced a 22.7% reduction in adverse events with, notably, a 67% reduction in nausea incidence and a 31% reduction in gastrointestinal adverse events overall. The results also indicated 9 out of 10 subjects experienced weight loss in each arm, with remarkable similarity in blood glucose and insulin levels and patterns evidenced throughout the duration of the study between arms.  Lexaria noted that these positive findings provide support for possible pursuit of a 505(b)2 new drug application expedited regulatory development pathway for DehydraTECH-liraglutide, pending pharmaceutical partner interest that the Company is now searching for and subject to successful completion of pending pharmacokinetic findings from the study that remain to be analyzed and reported upon.

Financings

During the nine months ended May 31, 2025, the Company also entered into Securities Purchase Agreements whereby on:

•

October 16, 2024, the Company issued 1,633,987 shares of common stock at a purchase price of $3.06 per share for gross and net proceeds of $5.0 million and $4.5 million, respectively. Concurrently, the Company issued, by way of a private placement transaction, 4,551,019 share purchase warrants, entitling the holder thereof to purchase up to 4,551,019 shares of common stock at a price of $3.06 per share for a period of five years from January 14, 2025, the date of shareholder approval for such warrant issuance. The shares registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares were registered pursuant to a Form S-3 registration statement As part of the terms and conditions of the warrant issuance, the sole investor agreed to cancel the 2,917,032 share purchase warrants bearing an exercise price of $4.75 that were issued to them in the April 30, 2024 financing. We also issued the placement agent warrants to purchase up to 57,190 shares for a period of five years from the date of issuance, at an exercise price of $3.825 per share; and

•

April 28, 2025, the Company issued 2,000,000 shares of common stock at a purchase price of $1.00 per share for gross and net proceeds of $2.0 million and $1.7 million, respectively. The shares were registered pursuant to a take down of the Company’s Form S-3 registration statement. We also issued the placement agent warrants to purchase up to 70,000 shares for a period of five years at an exercise price of $1.25 per share.

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

Corporate Governance

Also, during the nine months ended May 31, 2025, the Company entered into an Executive Management Contract to re-engage John Docherty as its President and to engage him as the Company’s Chief Science Officer, and created a Scientific Advisory Board led by Mr. Docherty and comprised of:

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

Below we summarize Lexaria’s granted patents.

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	#1 Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
AU 2015274698	06/15/2017
AU 2017203054	08/30/2018
AU 2018202562	08/30/2018
AU 2018202583	08/30/2018
AU 2018202584	01/10/2019
AU 2018220067	07/30/2019
EP 3164141	11/11/2020
JP 6920197	07/28/2021
CDN 2949369	06/13/2023
AU 2016367036	07/30/2019	#2 Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
JP 6963507	10/19/2021
MX 388 203 B	11/26/2021
AU 2016367037	08/15/2019	#3 Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents
IN 365864	04/30/2021
JP 6917310	07/21/2021
MX 390001	02/10/2022
JP 7232853	02/22/2023
CDN 2984917	09/26/2023
CDN 3093414	12/13/2022	#6 Transdermal and/or Dermal Delivery of Lipophilic Active Agents
EP 3765088	03/20/2024
JP 7112510	07/26/2022	#7 Lipophilic Active Agent Infused Compositions with Reduced Food Effect
AU 2019256805	06/16/2022	#8 Compositions Infused with Nicotine Compounds and Methods of Use Thereof
CDN 3096580	05/23/2023
CDN 3111082	08/29/2023	#14 Lipophilic Active Agent Infused Tobacco Leaves and/or Tobacco Materials and Methods of Use Thereof
US 11,311,559	04/26/2022	#18 Compositions and Methods for Enhanced Delivery of Antiviral Agents
AU 2021261261	03/23/2023
JP 7415045	01/05/2024
CDN 3172889	05/28/2024
US 11,700,875	07/18/2023	#20 Compositions and Methods for Sublingual Delivery of Nicotine
CDN 3196911	12/05/2023
JP 7675819	05/01/2025
US 11,666,544	06/06/2023	#21 Compositions and Methods for Treating Hypertension
US 11,666,543	06/06/2023
US 11,980,593	05/14/2024
US 11,931,369	03/19/2024	#24 Compositions and Methods for Treating Epilepsy
US 11,944,635	04/02/2024
US 11,986,485	05/21/2024
US 12,023,346	07/02/2024
US 12,213,986	02/04/2025
US 12,220,422	02/11/2025
AU 2024202475	06/12/2025

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

Human Pilot Study #3 (GLP-1-H24-3)

During the quarter ended May 31, 2025, Lexaria completed the dosing in nine (9) healthy human volunteers to investigate DehydraTECH-enhanced tirzepatide, a dual action glucagon-like peptide-1 + glucose-dependent insulinotropic peptide receptor agonist, as compared to the Zepbound® brand of injected tirzepatide.  Results indicated that DehydraTECH-tirzepatide, as compared to Zepbound®, evidenced a 47% reduction in adverse events, a comparable overall reduction in blood glucose and a comparable increase in insulin levels.  In addition, the DehydraTECH-tirzepatide blood levels increased steadily and more consistently each day of the study, avoiding the abrupt peaks or declines seen with Zepbound® injections.  Of note was the fact that on the final day of the study, 50% of the participants dosed with DehydraTECH-tirzepatide experienced their peak levels, indicating that their levels were still rising.

Chronic Dosing Human Study (GLP-1-H24-4)

During the quarter ended May 31, 2025, Lexaria via its wholly owned subsidiary, Lexaria (AU) Pty Ltd, commenced its Australian clinical study (GLP-1-H24-4), with Novotech (Australia) Pty Limited its CRO.  GLP-1-H24-4 will investigate DehydraTECH formulated cannabidiol and semaglutide alone or in combination, as well as DehydraTECH formulated tirzepatide, in overweight or obese or pre- and Type II diabetes participants.  Participant enrolment for all five arms of study GLP-1-H24-4 had been completed entering a total of 24 subjects per arm, whereby currently the dosing of the 100+ participants is over half-way completed.  The full results from the study are expected to be reported during the fourth quarter of calendar 2025.

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

•	DehydraTECH processing of (pure or Zepbound®) tirzepatide evidences reduced side effects during daily dosing for 12 weeks,

Human Pilot Study #5 (GLP-1-H25-5)

Subsequent to the quarter ended May 31, 2025, Lexaria announced completion of its human pilot study GLP-1-H25-5 in ten (10) overweight human volunteers, which tested a DehydraTECH-enhanced liraglutide glucagon-like peptide-1 receptor agonist compared to the Saxenda® brand of injected liraglutide.  Positive partial results were released indicating that DehydraTECH-liraglutide, as compared to Saxenda®, evidenced a 22.7% reduction in adverse events with, notably, a 67% reduction in nausea incidence and a 31% reduction in gastrointestinal adverse events overall. The results also indicated 9 out of 10 subjects experienced weight loss in each arm, with remarkable similarity in blood glucose and insulin levels and patterns evidenced throughout the duration of the study between arms.  Lexaria noted that these positive findings provide support for possible pursuit of a 505(b)2 new drug application expedited regulatory development pathway for DehydraTECH-liraglutide, pending pharmaceutical partner interest that the Company is now searching for and subject to successful completion of pending pharmacokinetic findings from the study that remain to be analyzed and reported upon.

Chronic Dosing Animal Study (WEIGHT-A24-1)

During the quarter ended May 31, 2025, brain and other tissue samples from this obese rat diabetic-conditioned study investigating weight loss, PK, and blood sugar control of varied DehydraTECH formulations of semaglutide and liraglutide, alone and together with DehydraTECH-CBD as compared to commercially available Rybelsus®, were sent for analysis by a third-party lab. These analyses are still in progress and will be reported upon when concluded.

Biodistribution Study of DehydraTECH-semaglutide

During the quarter ended May 31, 2025, Lexaria completed its study which fluorescently tagged DehydraTECH-semaglutide and a non-DehydraTECH-processed Rybelsus® mimicking comparator formulation ingested by Sprague-Dawley rats to track semaglutide distribution and localization with additional information being provided by key tissue samples. Analytical testing and interpretation are in progress and will be reported upon when concluded.

Long Term Stability Testing

Lexaria is also actively studying the chemical and microbiological purity and stability of select DehydraTECH compositions that it has prepared for the above animal and human studies over an extended duration of 6-12 months. Along with improved tolerability, PK and efficacy performance, long term stability is crucial if oral variants of GLP-1 / GIP drugs are to be seriously considered as replacements for currently injectable versions of these drugs.  Stability findings thus far are positive and meeting internal expectations.

Hypertension Phase 1b IND Trial HYPER-H23-1

In early calendar year 2024, we received a Study May Proceed letter from the FDA with regard to our IND application to perform a Phase 1b study to evaluate the use of DehydraTECH-CBD for the reduction of hypertension.  Since that time, the study has been placed on hold due to budgetary constraints. The commencement of this study is contingent upon the receipt of significant additional capital, or our ability to attract a development partner to fund the study, the timing of which is currently unknown.

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

A critical accounting estimate is an accounting estimate for which a) the nature of the estimate is material due to the related level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and b) the impact of the estimate on the Company’s financial position or operating performance is material. We did not identify any such estimates in our Annual Report on Form 10-K for the year ended August 31, 2024 and none have been identified for the nine months ended May 31, 2025.

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

Through May 31, 2025, we have funded our operations primarily through the proceeds from the sale of common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $9,214,206 and $3,622,083 for the nine months ended May 31, 2025, and May 31, 2024, respectively.

During the nine months ended May 31, 2025, we raised $6.0 million in net proceeds from the sale of securities pursuant to our Registered Direct offerings which closed in April, 2025 and October, 2024 and our At the Market (ATM) offerings.

The continuation of Lexaria as a going concern depends on raising additional capital and/or attaining and maintaining profitable operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year following the date that these consolidated financial statements on Form 10-Q are filed and do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.  The Company expects that its current cash resources will be sufficient to fund the Company’s operations through the third quarter of fiscal year 2026. However, management has also concluded that given the Company’s current cash position, recurring losses from operations and net capital deficiency, there is substantial doubt as to the Company’s ability to continue as a going concern within one year following the date that these consolidated financial statements are issued.

Results of Operations for the Period Ended May 31, 2025, and May 31, 2024

Our net loss for the nine months ended for the respective items are summarized as follows:

	May 31,	May 31,
	2025	2024	Change

Revenue	$531,923	$380,278	$151,645
Cost of goods sold	(2,720)	(4,822)	2,102
Research & development	(6,356,637)	(1,393,359)	(4,963,278)
Consulting fees & salaries	(1,922,449)	(1,002,473)	(919,976)
Legal and professional	(449,890)	(619,064)	169,174
Other general & administrative	(992,367)	(910,626)	(81,741)
Other income (loss)	(22,066)	(72,017)	49,951
Net Loss	$(9,214,206)	$(3,622,083)	$(5,592,123)

Revenue

Fees from intellectual property licensing and B2B sales totalled $531,923 and $380,278, respectively, for the nine-month periods ended May 31, 2025 and May 31, 2024. For the nine months ended May 31, 2025, relative to the nine months ended May 31, 2024, license fees and B2B sales increased by $148,010 and $4,535, respectively, reflecting an increase in minimum fees earned within our licensee contract and a continuing shift in emphasis away from pursuit of B2B clients as we move toward pharmaceuticals. Other revenue decreased by $900 for the nine-month period ended May 31, 2025 relative to the nine months ended May 31, 2024.

Research and Development

Expenditures on R&D increased by $4,963,278 year-over-year for the nine-month period ended May 31, 2025, due primarily to the completion of the manufacturing of Investigational Drug Product and the conduct of our Phase 1b Clinical Trial (GLP-1-H24-4), combined with the completion and analyses of our other GLP-1 studies. Lexaria continues with applied development and programs in our pharmaceutical division with our primary focus being on optimization of DehydraTECH formulations of GLP-1 drugs, as well as advancing our DehydraTECH-CBD drug to treat hypertension.

Consulting Fees and Salaries

In the nine months ended May 31, 2025, consulting fees and salaries increased by $919,976 year-over-year primarily due to the transition of the Company’s former CEO to the newly created role of Strategic Executive Consultant, the awards of stock options and restricted stock, the engagement of a new CEO with significant experience in development stage pharmaceutical company management, and of a new CFO.

Legal and Professional Fees

Our legal and professional fees decreased by $169,174 during the nine months ended May 31, 2025 as compared to the same prior year period due to lower accounting and professional fees associated with registration statement filings, financing activities and the utilization of legal advisory services.

General and Administrative

Our other general and administrative expenses increased in total by $81,741 during the nine-month period ended May 31, 2025, as compared to the same prior year period.  The increase is attributable to foreign currency transaction losses of $103,582 related to Canadian Dollar-denominated cash balances held by our US-based bioscience subsidiary and realized foreign exchange losses incurred by our Australian subsidiary, combined with higher insurance premiums and partially offset by lower advertising and promotion expenses and impairment losses.

Liquidity and Financial Condition

Working Capital	May 31,	August 31,
	2025	2024

Current assets	$5,806,778	$7,897,986
Current liabilities	(1,488,131)	(1,099,419)
Net working capital	$4,318,647	$6,798,567

Cash Flows	May 31,	May 31,
	2025	2024
Cash flows used in operating activities	$(7,807,889)	$(3,067,344)
Cash flows used in investing activities	(85,141)	(119,018)
Cash flows provided by financing activities	6,046,163	10,315,207
Effect of exchange rate changes on cash	(61,257)	(21,866)
Net change in cash for the period	$(1,908,124)	$7,106,979

Operating Activities

Net cash used in operating activities was approximately $7.8 million for the nine months ended May 31, 2025, compared with $3.1 million during the same prior year period. The increase is attributable to an increase of $5.6 million in our net loss, which was partially offset by an increase of $0.3 million in non-cash expenses and a decrease in net working capital of $0.6 million, as we continued with the studies of DehydraTECH-powered GLP-1/GIP drugs, including completion of manufacturing and delivery of investigational product to our Australian distributor for labelling, packaging, and distribution in connection with Study GLP-1-H24-4.

Investing Activities

Net cash used in investing activities was $85,141 for the nine months ended May 31, 2025, compared to $119,018 for the same prior year period. The decrease relates primarily to lower spending on the prosecution of intellectual property, partially offset by purchases of laboratory equipment.

Financing Activities

Net cash from financing activities was approximately $6.0 million for the nine months ended May 31, 2025, compared to approximately $10.3 million for the same prior year period.  The decrease relates to lower net proceeds from the sale of common shares and the lack of warrants being exercised.

Liquidity and Capital Resources

Since inception, the Company has incurred significant operating and net losses.  Net losses attributable to shareholders were $9.2 million and $3.6 million for the nine months ended May 31, 2025, and May 31, 2024, respectively.  As of May 31, 2025, we had an accumulated deficit of $60.8 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

Sources of Liquidity

During the nine months ended May 31, 2025, the Company has completed the following:

•

Entered into a Securities Purchase Agreement whereby on April 28, 2025, the Company issued 2,000,000 shares of common stock for gross and net proceeds of $2.0 million and $1.7 million, respectively.  The shares were registered pursuant to a take down of the Company’s Form S-3 registration statement.  We also issued the placement agent warrants to purchase up to 70,000 shares for a period of five years at an exercise price of $1.25 per share.

•	In February 2025, the Company sold 6,585 shares of common stock through an amendment to its At the Market (ATM) offering. Net proceeds from these sales totalled $11,720.
•

In October 2024, the Company sold 8,402 shares of common stock through an ATM offering for gross proceeds of $26,146. Share issuance costs related to the ATM offering of $144,812 were charged to additional paid in capital.

•

Entered into a Securities Purchase Agreement whereby on October 16, 2024, the Company issued 1,633,987 shares of common stock at a purchase price of $3.06 per share for gross and net proceeds of $5.0 million and $4.5 million, respectively.  Concurrently, the Company issued, by way of a private placement transaction, 4,551,019 share purchase warrants, entitling the holder thereof to purchase up to 4,551,019 shares of common stock at a price of $3.06 per share for a period of five years from the date of shareholder approval for such warrant issuance.  The shares registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares were registered pursuant to a Form S-3 registration statement  As part of the terms and conditions of the warrant issuance, the sole investor agreed to cancel the 2,917,032 share purchase warrants bearing an exercise price of $4.75 that were issued to them in the April 30, 2024 financing.  We also issued the placement agent warrants to purchase up to 57,190 shares for a period of five years from the date of issuance at an exercise price of $3.825 per share.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As of May 31, 2025, the Company had cash and cash equivalents of approximately $4.6 million to settle $1.5 million in current liabilities. We have performed a review of our cash flow forecast, and given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations through the third quarter of fiscal year 2026.  However, we have also concluded that our existing cash, combined with inflows expected from executed license agreements, will not be sufficient to meet the Company's financial obligations for the twelve-month period following the issuance of these consolidated financial statements.  Accordingly, there is substantial doubt as to our ability to continue as a going concern for at least one year following the date of the financial statements included in this Quarterly Report. We intend to fund operations, working capital and other cash requirements for the twelve-month period subsequent to May 31, 2025 through equity financing arrangements and potentially from collaborations or strategic partnerships.

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

As of May 31, 2025, the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2025.

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

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2025, our controls and controls processes remained consistent with those in effect at August 31, 2024. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2025, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our consolidated financial statements as of May 31, 2025 were prepared under the assumption that we will continue as a going concern. As of May 31, 2025, we had unrestricted cash and cash equivalents of approximately $4.6 million to settle $1.5 million in current liabilities. Our ability to continue as a going concern will depend on our ability to obtain additional equity, effect a collaborative or strategic partnership, reduce or contain expenditures, and, ultimately, to generate revenue. Based on these factors, management determined that there is substantial doubt as to our ability to continue as a going concern.

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

Item 2. Recent Sales of Unregistered Equity Securities

During the quarter ended May 31, 2025, the Company issued 70,000 share purchase warrants with an exercise price of $1.25 that expire on April 24, 2030 (the “Warrants”).  The Warrants are exercisable to purchase up to 70,000 shares of the common stock of the Company and were issued to nominees of H.C. Wainright & Co. LLC, pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder, as consideration to the placement agent for its equity financing that closed on April 28, 2025.

Item 3. Rule 10b5-1 Trading Plans

Our Insider Trading Policy provides that our insiders, employees and consultants may enter into trading plans to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  During the fiscal quarter ended May 31, 2025, none of the Company’s insiders had entered into a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

Item 4. Exhibits, Financial Statement Schedules

a) Financial Statements

1) Financial statements for our Company are listed in the index under Item 1 of this document.

2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 14, 2021)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
(4)	Instruments Defining the Rights of Security Holders
4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed April 28, 2025)
(10)	Material Contracts
10.1	Form of Securities Purchase Agreement dated April 24, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 28, 2025)
10.2	Change Order to Project Agreement effective May 14, 2025 with Novotech (Australia) Pty Limited
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: July 14, 2025

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Christopher
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: July 14, 2025

By:	/s/ Michael Shankman
Michael Shankman Chief Financial Officer (Principal Financial and Accounting Officer) Date: July 14, 2025

