Form 10-K
period 2025-08-31
Lexaria Bioscience Corp.
filed 2025-11-28
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

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

As of February 28, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $24.6 million, based on the closing price of the registrant’s shares of common stock on February 28, 2025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

22,225,846 common shares as of November 25, 2025.

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

Solely for convenience, tradenames and trademarks referred to in this report appear without the “®” or “™” symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these tradenames or trademarks, as applicable. All tradenames, trademarks, and service marks included or incorporated by reference in this report are the property of Lexaria Bioscience Corp.

As used in this report, the terms “Lexaria” “we”, “us”, “our” and “Company” mean Lexaria Bioscience Corp. and/or our subsidiaries, unless otherwise indicated.

PART 1

Item 1. Business

Company Overview

Lexaria Bioscience Corp. is a biotechnology company dedicated to the enhancement of the bioavailability of a diverse and broad range of active pharmaceutical ingredients (“APIs”) using our patented DehydraTECHTM drug delivery technology. DehydraTECH combines APIs with specific long-chain fatty acid-rich triglyceride oils and carrier compounds that improve the way they enter the bloodstream, increasing their effectiveness and allowing for lower overall dosing for improved tolerability while promoting healthier oral ingestion methods.

DehydraTECH can be used with a wide range of active molecules including glucagon-like peptide-1 drugs (“GLP-1”) and glucose-dependent insulinotropic polypeptide drugs (“GIP”), vitamins, pain medications, hormones, antivirals, nicotine and its analogs, and cannabinoids. Our technology can be applied to a variety of therapeutic indications, including diabetes, weight loss, epilepsy, hypertension and heart disease. DehydraTECH can be implemented in a multitude of ingestible product formats including oral suspensions, tablets, capsules, foods, beverages, and oral pouches. It is suitable for use with a variety of product formats including pharmaceuticals, nutraceuticals, over-the-counter products, and consumer packaged goods.

DehydraTECH is a technology incorporated into the formulation and manufacturing process of new or existing orally ingestible products. The procedure involves combining the active ingredient as a delivery “payload” together with certain long chain fatty acid-rich triglyceride oils and infusing the mixture into a carrier substrate material. Using controlled dehydration processing, the payload and long chain fatty acid-rich triglyceride oils are reversibly associated together at a molecular level. The newly combined molecules are then integrated into production of the end-product using any number of dosage formats. While the Company’s primary focus is on pharmaceutical drug products, this technology extends across many product categories including nutraceuticals, foods and beverages. DehydraTECH formulations have been found in some cases to reduce the need for unwanted sweeteners or chemical masking agents used for flavor- and odor-blocking for palatability enhancement purposes, allowing manufacturers to create low-sugar products with fewer calories and artificial sweeteners.

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

Intellectual Property

Lexaria’s involvement with the foundational technology of DehydraTECH dates back to 2014 when it entered into a strategic relationship with Poppy’s Teas LLC, and the original inventors of DehydraTECH, who had filed two initial US provisional patent applications for the technology.  The strategic relationship evolved into the acquisition by Lexaria of Poviva Tea, LLC (formerly Poppy’s Teas LLC) which entity was then converted from a limited liability company to a corporation under the name Poviva Corp. (“Poviva”).  Poviva is now the wholly-owned subsidiary of Lexaria and the named owner on all of the patents filed in connection with DehydraTECH.  Lexaria has been granted an exclusive license to use DehydraTECH technology from Poviva for a period of time ending 25 years after the date of the last patent granted to Poviva. Since our first patent grant in 2017 for DehydraTECH, we have continued to pursue patent applications internationally in regions that are considered to have the highest commercial potential and, to date, have been allowed/granted 56 patents worldwide as of the date of this filing. Our pursuit and development of DehydraTECH has expanded our potential area of impact, both geographically and by sector.

Our current patent portfolio includes patent family applications or grants pertaining to Lexaria’s compositions, methods of use in improving API bioavailability and palatability and methods of treatment for a range of therapeutic indications, for a wide variety of APIs encompassing GLP-1/GIPs; fat soluble vitamins; NSAID pain medications; nicotine and its analogs; and cannabinoids. The pending and granted patents also cover the manufacturing and processing methods used to combine a variety of fatty acid-rich triglyceride oils with active pharmaceutical ingredients. This includes heating and drying methods and use of excipients and substrates.

The Company currently has several applications pending worldwide and, due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. We continue to investigate national and international opportunities to pursue expansions and additions to our intellectual property portfolio.  Patents have been filed or granted specifically for the use of DehydraTECH with GLP-1/GIP drugs to support our ongoing and expanding cardiometabolic clinical research programs in this therapeutic field for the treatment of diabetes/weight loss.  Patents have been filed or granted specifically for the use of DehydraTECH with cannabinoids for the treatment of heart disease and hypertension to support our anticipated clinical trial work under our cleared Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”), and for treatment of other prospective therapeutic indications of interest to us including epilepsy.

We will continue to seek beneficial acquisitions of intellectual property if and when we believe it is advisable to do so. Due to the inherent unpredictability of scientific discovery, it is not possible to predict if or how often such new applications might be filed or patents issued.

Below we summarize Lexaria’s allowed/granted patents.

Issued Patent #	Patent Certificate Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	#1 Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
AU 2015274698	06/15/2017
AU 2017203054	08/30/2018
AU 2018202562	08/30/2018
AU 2018202583	08/30/2018
AU 2018202584	01/10/2019
AU 2018220067	07/30/2019
EP 3164141	11/11/2020
JP 6920197	07/28/2021
CDN 2949369	06/13/2023
EP 3858364	09/17/2025
AU 2016367036	07/30/2019	#2 Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
JP 6963507	10/19/2021
MX 388 203 B	11/26/2021
AU 2016367037	08/15/2019	#3 Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents
IN 365864	04/30/2021
JP 6917310	07/21/2021
MX 390001	02/10/2022
JP 7232853	02/22/2023
CDN 2984917	09/26/2023
CDN 3093414	12/13/2022	#6 Transdermal and/or Dermal Delivery of Lipophilic Active Agents
EP 3765088	03/20/2024
JP 7112510	07/26/2022	#7 Lipophilic Active Agent Infused Compositions with Reduced Food Effect
AU 2019256805	06/16/2022	#8 Compositions Infused with Nicotine Compounds and Methods of Use Thereof
CDN 3096580	05/23/2023
CDN 3111082	08/29/2023	#14 Lipophilic Active Agent Infused Tobacco Leaves and/or Tobacco Materials and Methods of Use Thereof
US 11,311,559	04/26/2022	#18 Compositions and Methods for Enhanced Delivery of Antiviral Agents
AU 2021261261	03/23/2023
JP 7415045	01/05/2024
CDN 3172889	05/28/2024
AU 2023200736	10/02/2025
US 11,700,875	07/18/2023	#20 Compositions and Methods for Sublingual Delivery of Nicotine
CDN 3196911	12/05/2023
JP 7675819	05/01/2025
US 11,666,544	06/06/2023	#21 Compositions and Methods for Treating Hypertension
US 11,666,543	06/06/2023
US 11,980,593	05/14/2024
EP 4326249	10/15/2025
US 11,931,369	03/19/2024	#24 Compositions and Methods for Treating Epilepsy
US 11,944,635	04/02/2024
US 11,986,485	05/21/2024
US 12,023,346	07/02/2024
US 12,213,986	02/04/2025
US 12,220,422	02/11/2025
AU 2024202447	06/12/2025
AU 2024202475	07/24/2025
US 12,397,042	08/26/2025	#27 Compositions and Methods for Treating Diabetes
US 12,472,236	11/18/2025

Patents granted in the year ended August 31, 2025

In fiscal 2025, we expanded our patent protection to include applications for DehydraTECH enhanced glucagon-like peptide drugs, including but not limited to, semaglutide, tirzepatide and liraglutide for the treatment of diabetes and obesity.  The Company was also granted four new patents (2 US and 2 AU) in our Compositions and Methods for Treating Epilepsy family, our first patent in the US for our Compositions and Methods of Treating Diabetes family, a new Japanese patent in our Compositions and Methods for Sublingual Delivery of Nicotine family and a second European patent in our Food & Beverage Compositions Infused with Lipophilic Active Agents and Methods of Use Thereof family, which serves to further protect our exclusivity in the use of DehydraTECH with the treatment of epilepsy, diabetes, nicotine and food products.

Research and Development

Lexaria incurred $8.2 million in R&D expense during fiscal 2025. Specific programs are in ongoing development and are prioritized relative to our financial and operational ability to undertake each research phase for specific APIs. Due to our expanding portfolio coverage, we continue to explore accelerated timetable options for testing, research, and further development. Our ongoing R&D programs are always subject to our existing financial resources and our ability to raise capital to fund them.

The Company regularly pursues new R&D programs that investigate potential commercial applications for the incorporation of DehydraTECH. These include, but are not limited to, ongoing programs to explore different therapeutic indications which DehydraTECH-enhanced drug products can be utilized to treat. Currently, our primary clinical research areas of interests are focused on the investigation of DehydraTECH-powered GLP-1/GIP drugs as well as CBD for the treatment of diabetes and weight loss and, also, CBD for the reduction of hypertension for which our IND application to perform a Phase 1b study received a Study May Proceed letter from the FDA in early calendar-2024. Previously, our study programs provided successful human and/or animal testing results with DehydraTECH formulations of nicotine for oral pouches and prospective nicotine replacement therapy, human hormones, antiviral drugs, CBD for diabetes, weight loss and seizure disorder applications, and others. Depending on the number or complexity of the programs undertaken, R&D budgets are expected to vary significantly. It is in our best interest to remain flexible at this early stage of our R&D efforts in order to capitalize on potential novel findings from early-stage tests and thus redirect research when necessary into specific avenues that offer the most reward.

Lexaria has conducted a number of pharmacokinetic studies designed to provide potential early-stage indications of enhancing delivery characteristics of various drugs for potential future use. Our first human clinical study was published in 2019 under the title Examination of a New Delivery Approach for Oral Cannabidiol in Healthy Subjects: A Randomized, Double-Blinded, Placebo-Controlled Pharmacokinetics Study, where we demonstrated that DehydraTECH delivered higher volumes of CBD into the human circulatory system and did so more quickly than a concentration-matched positive control. The study demonstrated a statistically significant reduction in human blood pressure (“BP”) from DehydraTECH-CBD, versus no statistical reduction in human blood pressure from the positive control. The results of this study significantly influenced the direction of Lexaria’s research and development of its DehydraTECH technology and led to four subsequent human trial studies in the hypertension field, including study HYPER-H21-1 which resulted in the publication of Trial of a Novel Oral Cannabinoid Formulation in Patients with Hypertension:  A Double-Blind, Placebo-Controlled Pharmacogenetic Study, Pharmaceuticals and study HYPER-H21-4 resulting in nine (9) peer reviewed publications Antihypertensive effects of CBD are mediated by altered inflammatory response:  A sub-study of HYPER-H21-4 trial, Journal of Functional Foods; Chronic effects of oral cannabidiol delivery on 24h ambulatory blood pressure in patients with hypertension (HYPER-H21-4): a randomized, placebo-controlled, and crossover study, Cannabis and Cannabinoid Research; Chronic Effects of Effective Oral Cannabidiol Delivery on 24-h Ambulatory Blood Pressure and Vascular Outcomes in Treated and Untreated Hypertension (HYPER-H21-4): Study Protocol for a Randomized, Placebo-Controlled, and Crossover Study Journal of Personalized Medicine; CBD supplementation reduces arterial blood pressure via modulation of the sympatho-chromaffin system:  A substudy from the HYPER-H21-4 trial, Biomedicine & Pharmacotherapy; Effects of CBD supplementation on ambulatory blood pressure and serum urotensin-II concentrations in Caucasian patients with essential hypertension:  A sub-analysis of the HYPER-H21-4 trial, Biomedicine & Pharmacotherapy; The Influence of Oral Cannabidiol on 24-h Ambulatory Blood Pressure and Arterial Stiffness in Untreated Hypertension: A Double-Blind, Placebo-Controlled Cross-Over Pilot Study, Advances in Therapy; Differences in Plasma Cannabidiol Concentrations in Women and Men:  A Randomized, Placebo-Controlled, Crossover Study, International Journal of Molecular Sciences; Can Endocannabinoids Explain CBD-Mediated Reduction in Blood Pressure?  Insights from a Randomized, Placebo-Controlled, Crossover Trial, Cannabis and Cannabinoid Research; and Cardiovascular Effects of Cannabidiol:  From Molecular Mechanisms to Clinical Implementation, International Journal of Molecular Sciences.

During fiscal 2025 Lexaria marked significant milestones in further investigating and developing DehydraTECH-processed GLP-1 and GIP formulations for the treatment of diabetes and weight loss. The following studies are the most recent contributors to our applied R&D programs that were completed in fiscal 2025.

Diabetes and Weight Loss Management Investigation

During the fiscal-year ended August 31, 2025, Lexaria completed follow-on investigational studies to examine DehydraTECH-enhanced GLP-1/GIP drugs for prospective improvement in diabetes and weight loss management applications.  These follow-on studies built upon the results of the initial human pilot studies that the Company conducted in fiscal 2024, namely human pilot studies GLP-1-H24-1 and GLP-1-H24-2 which investigated different formulations of DehydraTECH-semaglutide and evidenced a higher level of semaglutide in blood and fewer adverse effects as compared to the Rybelsus® control.

Human Pilot Study #1 (GLP-1-H24-1)

GLP-1-H24-1 was an investigator-initiated pilot study of the GLP-1 drug semaglutide with seven (7) healthy volunteers comparing performance of a DehydraTECH-semaglutide oral capsule formulation to that of commercially available Rybelsus® tablets.  For purposes of this initial study, the DehydraTECH-semaglutide composition was compound formulated using Rybelsus® tablets as the semaglutide source input.  This study’s findings showed that the DehydraTECH-semaglutide capsules sustained higher levels of semaglutide in blood; had faster achievement of peak drug delivery; had reduced incidence of moderate to severe side effects; sustained lower levels of blood glucose and lowered blood-glucose spike after eating.

Human Pilot Study #2 (GLP-1-H24-2)

GLP-1-H24-2 was a follow-on pilot study to GLP-1-H24-1 and deemed to be of scientific interest to learn whether the DehydraTECH advantages were also experienced under fed conditions. The study was conducted in nine (9) healthy volunteers, this time comparing the performance of a DehydraTECH-processed Rybelsus® capsules to that of commercially available Rybelsus® tablets. The DehydraTECH-processed Rybelsus® evidenced higher semaglutide levels in 17 of the 19 blood draws taken until the 24-hour completion of the study averaging 18.8% higher semaglutide levels over the course of the study compared to Rybelsus® alone, although the differences were variable and not significant statistically with such a small sample size.  In addition, none (0) of the 9 people taking the DehydraTECH-processed Rybelsus® swallowed as a capsule experienced any adverse events whatsoever.  However, of the 9 human volunteers in the Study taking the Rybelsus® tablet, 6 of them experienced mild adverse events.

The follow-on studies which were undertaken or are currently in progress during the fiscal year are as follows:

Chronic Dosing Animal Study (WEIGHT-A24-1)

This was an obese rat diabetic-conditioned study similar to a previous Lexaria study (DIAB-A22-1), with 12 study arms and 6-10 animals per arm. This study design provided investigation for 12 weeks to study weight loss pharmacokinetic (“PK”), and blood sugar control over time, followed by full data analysis and reporting.  The initial eight study arms studied varied DehydraTECH formulations of semaglutide and liraglutide, with and without the salcaprozate sodium “SNAC” technology currently found within Rybelsus® tablets, as well as varied DehydraTECH formulations of CBD.  The following four study arms studied DehydraTECH formulations that were created using a combination of:  (i) a select DehydraTECH-semaglutide formulation with a select DehydraTECH-CBD formulation and (ii) the DehydraTECH-liraglutide formulation with a select DehydraTECH-CBD formulation; each against a positive control arm of Rybelsus® and a placebo arm.  On October 22 and October 24, 2024, the Company announced its study findings as collected on the initial eight study arms, noting that DehydraTECH-liraglutide (Group H) and select DehydraTECH-CBD formulations (Groups B, C, and D) outperformed the DehydraTECH-semaglutide formulations with respect to weight loss.  These findings appeared to support Lexaria’s belief that DehydraTECH-CBD may have utility in diabetic control. DehydraTECH-liraglutide (Group H) and select DehydraTECH-CBD formulations (Groups A and B) were also the top performers in the study for overall blood sugar level changes of -11.540%, 1.09% and -3.76% respectively. On November 20, 2024, Lexaria published the 12-week weight-control performance and blood sugar control performance results for all study arms.  The results indicated that, other than Lexaria’s Group A DehydraTECH-CBD study arm, all other DehydraTECH enhanced study arms outperformed the Rybelsus® control arm with respect to body weight-control and body weight-control improvement with statistically significant improvements over Rybelsus® by week 12.  Subsequent brain and blood absorption pharmacokinetic results were only able to detect and report CBD levels from Groups A, B, C, D, I and J.  Conversely, brain and/or blood absorption levels were only detectable for semaglutide in one treatment group, while neither brain nor blood absorption levels were detectable for semaglutide or liraglutide in all of the other groups dosed with these compounds, including the Rybelsus® positive control group.  The lack of detection in these semaglutide and liraglutide treatment groups was surprising given the indications of efficacy, which was suspected to be due to an underlying but undetermined analytical detection issue with the study samples.

Human Pilot Study #3 (GLP-1-H24-3)

The Company conducted a human pilot study in nine (9) healthy human volunteers to study, under fasted conditions, a single daily dose of oral ingested DehydraTECH-tirzepatide capsules (compound-formulated using Zepbound® by Eli Lilly at a strength of 20 mg) administered over a seven-day period as compared to commercially available injectable Zepbound® at a strength of 2.5 mg to evaluate tolerability, PK, and blood sugar. The results as announced on January 14, 2025 and March 18, 2025, evidenced that orally delivered DehydraTECH-tirzepatide produced fewer adverse events as compared to injected Zepbound® and, while having lower levels of blood delivery throughout the study, DehydraTECH-tirzepatide provided steady and consistent rising in blood levels as compared to peak levels of blood delivery seen with Zepbound® within the 2nd day followed by subsequent declines.  Importantly, DehydraTECH-tirzepatide reached blood level parity with injectable Zepbound® by the end of the study.

Human Pilot Study #5 (GLP-1-H25-5)

The Company conducted a human pilot cross-over study in ten (10) overweight human volunteers to investigate, under fasted conditions, daily administration of oral ingested DehydraTECH-liraglutide capsules (45 mg) administered over a seven-day period as compared to commercially available injectable Saxenda® at a strength of 0.6 mg to evaluate the potential of an oral version of liraglutide and to demonstrate comparable functional results of DehydraTECH-liraglutide to support a potential expedited FDA 505(b)(2) regulatory pathway. The partial results as announced on June 11, 2025 evidenced that orally delivered DehydraTECH-liraglutide produced fewer adverse events as compared to injected Saxenda® while having comparable measurements in blood glucose, insulin and body weight-control. Results from the pharmacokinetic component of the study are still being analyzed and will be reported upon once available.

Chronic Dosing Human Study (GLP-1-H24-4)

As announced throughout the fiscal year, chronic human study GLP-1-H24-4 conducted in Australia with Lexaria (AU) Pty Ltd acting as the sponsor, investigated 126 overweight, obese, pre-diabetic and/or type-2 diabetic human volunteers/patients. The primary endpoint in this study was to assess impacts upon safety and tolerability based on the incidence of treatment emergent adverse events. This study initially included three DehydraTECH arms testing DehydraTECH-CBD, DehydraTECH-semaglutide and a combination of DehydraTECH-CBD + DehydraTECH-semaglutide respectively. Performance across these three initial study arms was being monitored compared to commercially available Rybelsus® as the positive study control group. Of note, the DehydraTECH-semaglutide composition being evaluated used pure semaglutide processed without inclusion of the salcaprozate sodium (“SNAC”) ingredient found in the Rybelsus® composition.

In addition, this study was subsequently expanded to incorporate an orally delivered DehydraTECH-tirzepatide arm to determine safety and tolerability on a larger patient population to advance the findings discovered with the human pilot study GLP-1-H24-3.

On July 28, 2025, preliminary results at the 8-week interim point of the study were released. The results regarding the reduction of adverse events in patients administered with DehydraTECH-semaglutide and DehydraTECH-tirzepatide as compared to the Rybelsus® control arm showed an encouraging reduction of gastrointestinal adverse events by 43.5% for patients dosed with DehydraTECH-semaglutide and 56.5% for patients dosed with DehydraTECH-tirzepatide, as compared to Rybelsus®. On August 14, 2025, the Company announced that the important study milestone known as last patient last visit had been achieved in this study, such that full sample and data analyses could then be undertaken pursuant to the late calendar-2025 final reporting objective.

Rodent Biodistribution Study

In 2025, Lexaria undertook to conduct the first-ever study tracking biodistribution of fluorescently tagged semaglutide (“FTS”) in Sprague-Dawley rats, manufactured in two different test articles; one formulated to mimic Rybelsus®; and a second enhanced with DehydraTECH, but devoid of the other Rybelsus® excipients such as its SNAC ingredient, to determine whether the biodistribution of each article reflected any differences.  As announced on September 19, 2025, the study results from ex vivo organ imaging revealed an interesting trend whereby, when tested against the naïve and vehicle groups, the DehydraTECH FTS composition demonstrated a predominantly higher apparent trend in brain biodistribution as compared to the Rybelsus® mimicking formulation.  These results suggested that the efficacy of the DehydraTECH-semaglutide composition witnessed in Lexaria’s other studies may be linked to enhancements in brain tissue delivery and action, in turn supporting improved pharmacodynamic performance. Furthermore, perhaps to be determined through future testing, Lexaria noted in connection with these results that it may be conceivable that complementary biodistribution benefits might be derived through utilization of a similar DehydraTECH semaglutide composition combined with the Rybelsus® excipients, recognizing that marked safety and efficacy improvements were evidenced with DehydraTECH-processed Rybelsus® over Rybelsus® alone in Lexaria’s previous human pilot studies GLP-1-H24-1 and GLP-1-H24-2.

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

Hypertension Management Investigation

Hypertension Phase 1b IND Trial HYPER-H23-1

The FDA provided Lexaria with a positive written response on August 10, 2022, from our pre-IND meeting regarding DehydraTECH-CBD for the treatment of hypertension. The FDA confirmed that it had agreed with Lexaria’s proposal to pursue a 505(b)(2) new drug application (“NDA”) regulatory pathway for our program. On January 29, 2024, Lexaria submitted its IND application with the FDA and it received a Study May Proceed letter from the FDA on February 29, 2024.  Since that time, Lexaria has filed its Annual Report for study HYPER-H23-1 to maintain its active status and continues to address certain of the FDA conditions while also seeking funding to commence the study.

The IND application was supported by the results of Lexaria’s five investigator-initiated human clinical studies of its DehydraTECH-CBD which were conducted between 2018-2023, in an aggregate total of 134 people, without recording a single serious adverse event (the “HYPER Studies”).  The HYPER Studies evidenced significant reductions in resting blood pressure over both acute and multi-week dosing regimens alone and, in some cases, complementary to standard of care medications; suggesting that DehydraTECH-CBD has the potential to have broad therapeutic utility.

Business Development

Diabetes and Obesity

The U.S. Centers for Disease Control and Prevention (www.cdc.gov) has indicated that in the United States:

•	About 38 million adults have diabetes, and 1 in 5 of them don’t know they have it.
•	Diabetes is the eighth leading cause of death.
•	Type 2 diabetes accounts for about 90% to 95% of all diagnosed cases of diabetes; type 1 diabetes accounts for about 5% to 10%.
•	Diabetes is the No. 1 cause of kidney failure, lower-limb amputations, and adult blindness.
•	In the last 20 years, the number of adults diagnosed with diabetes has more than doubled.
•	Medical costs and lost work and wages for people with diagnosed diabetes total $413 billion yearly.
•	Medical costs for people with diabetes are more than twice as high as for people who don’t have diabetes.

And that 1 in 5 children and 2 in 5 adults have obesity, which can result in numerous health conditions, including high blood pressure, heart disease and type 2 diabetes with costs to the US healthcare system reaching almost $173 billion a year.

In order to assist with battling these chronic health issues, GLP-1 drugs have recently been approved by the FDA for type two diabetes, sleep apnea, metabolic dysfunction-associated steatohepatitis and weight loss management.

Anecdotal commentary also suggests that some patients are experiencing reduced cravings for alcohol, nicotine and opioids while taking GLP-1 drugs. Other trials are examining their effects on heart disease and even dementia in part because of evidence that GLP-1 drugs may reduce the build-up of the proteins amyloid and tau in the brain, thought to be partly responsible for Alzheimer’s disease.

Because GLP-1 drugs have experienced FDA approvals as recently as 2025, and because the health benefits of this drug class are still being discovered and understood, the potential market size is unknown. Published reports indicate that the market size just for the anti-obesity market in 2030 will be $100 billion of which $25 billion has been projected for the oral market share.

Side effects of GLP-1 drugs vary but can include nausea, vomiting, diarrhea and more. A small number of GLP-1 drugs have already been tested or approved in oral format but some studies have reported worse side effects with the oral form. The drugs are also being investigated for their relationship to bone density, muscle loss and more. Because of potential serious side effects, it may be beneficial to treat patients with lower oral doses of the drugs, something that Lexaria’s DehydraTECH technology may enable if it can improve the PK performance of GLP-1 drugs through oral capsules.  For this reason, Lexaria has spent the majority of calendar 2025 performing human pilot studies and animal studies on DehydraTECH-enhanced GLP-1 and GIP drug formulations to determine if better efficacy with reduced side effects will occur utilizing the DehydraTECH patented technology.

Hypertension

As identified by the World Health Organization Global report on hypertension:  the race against a silent killer published on September 19, 2023 (https://www.who.int/teams/noncommunicable-diseases/hypertension-report) approximately 1.3 billion people worldwide suffer from hypertension - elevated blood pressure - and it is recognized as one of the world’s top health problems. Only 21% of people with hypertension have it under control with four out of every five people with hypertension not being adequately treated. High systolic blood pressure (identified as a silent killer in the report) is noted as being responsible for more than 10 million deaths annually.

Drugs focused on blood pressure and related conditions are some of the best selling drugs in the world. Those used to treat high cholesterol, reduce the risk of heart disease, prevent heart attack and stroke,  have been able to generate $1 billion per year or more in revenue (https://www.statista.com/statistics/1089322/top-drugs-by-lifetime-sales-globally/). Treatment-resistant hypertension, valued at $43 million in 2023 and expected to reach $159.4 million by 2033 (https://www.futuremarketinsights.com/reports/treatment-resistant-hypertension-management-market).

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

Licensing

Lexaria has strategically structured its organization to obtain the most value from its DehydraTECH patented technology and has provided its subsidiary companies with exclusive rights to use DehydraTECH or sublicense DehydraTECH with specific molecules, namely, all molecules, other than nicotine, for pharmaceutical products; all molecules, other than nicotine or cannabis for nutraceutical products; CBD; and Nicotine.

Lexaria Nicotine LLC, (16.667% owned by Altria Ventures Inc.) holds the exclusive rights to the use or sublicense of DehydraTECH with nicotine molecules. As at the fiscal year ended August 31, 2025, Lexaria Nicotine LLC has one perpetual non-exclusive global license issued to Altria Client Services LLC for DehydraTECH-Nicotine.

Lexaria Hemp Corp. holds the exclusive license to the use of DehydraTECH with cannabis that contains less than 0.3% THC for non-pharmaceutical products. As at the fiscal year ended August 31, 2025, Lexaria Hemp Corp. had the following active licenses:

•	Non-exclusive license with Hill Inc. for all product formats globally;
•	Non-exclusive license with Boldt Runners Corporation for oral pouch and oral mulch products in the US, South Africa and Japan;
•	Non-exclusive license with Bevnology LLC for all product formats globally excluding Japan, Korea and China;
•

Non-exclusive license (other than the rights held by Hill Inc. and Boldt Runners Corporation) with Premier Anti-Aging Co. Ltd. (as assigned pursuant to its absorption merger with Premier Wellness Science Co. Ltd.) (“Premier”) for all product formats in Japan (expired August 31, 2025).

Premier, a cosmetics and skin-care company listed on the Tokyo Stock Exchange, amended its exclusive perpetual license to a non-exclusive license ending on August 31, 2025. The amended license required quarterly payments of US$84,000 until August 31, 2024 and thereafter quarterly payments of US$174,000 until August 31, 2025.

In addition to the minimum payments, Lexaria will also receive royalty revenue from DehydraTECH licensed product sales under the agreed terms.

Lexaria Pharmaceutical Corp. (“LEXX Pharma”) holds the exclusive rights to license DehydraTECH in connection with all molecules other than nicotine, with respect to DehydraTECH products that required physician consultation and were intended to treat a therapeutic indication.  As of the fiscal year ended August 31, 2025 LEXX Pharma had the following active licenses:

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

Exclusive license with Lexaria (AU) Pty Ltd for the use of DehydraTECH-CBD formulation 2.0, DehydraTECH-semaglutide and DehydraTECH-tirzepatide for pharmaceutical products to treat weight-loss and diabetes in the territory of Australia

On July 26, 2023, Lexaria issued its subsidiary, Lexaria Nutraceutical Corp., an exclusive license to the use of DehydraTECH for all molecules, excluding those associated with nicotine or cannabis, solely in association with non-pharmaceutical products.  As at the fiscal year ended August 31, 2025, Lexaria Nutraceutical Corp. had the following active licenses:

•	Non-exclusive license with Bevnology LLC for various non-pharmaceutical product formats in the US;
•	Exclusive, world-wide, perpetual and sublicenseable license with SulfoSyn Limited for the use of DehydraTECH with the molecule sulforaphane;

Hill Inc. is the only non-subsidiary company that holds the exclusive license rights to use and sublicense DehydraTECH.  This license is limited to non-pharmaceutical products that contain 0.3% or greater amount of THC. Lexaria CanPharm ULC continues to hold a promissory note payable by Hill Inc. in connection with the assignment of these exclusive rights, with the promissory note bearing an original value of CDN$2 million and incurring 10% interest annually, which is reduced quarterly based on royalty payments of 5% of the gross proceeds received by Hill Inc. from DehydraTECH infused products or sublicenses issued for the use of DehydraTECH.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. We believe the key competitive factors that will affect the development and commercial success of any DehydraTECH enhanced product candidates are efficacy, safety, tolerability, reliability, convenience of use, price, and reimbursement. We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of API delivery platforms. We anticipate facing intense and increasing competition as new more advanced API delivery technologies become available. There can be no assurance that our competitors are not currently developing, or will not in the future develop, technology that is equivalent or more effective, or is more economically attractive than any of our current or any enhanced versions of DehydraTECH.

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

Competition in nicotine, alternative nicotine delivery and nicotine cessation sectors in the U.S. is comprised of long-established entities, brands, and new technologies competing to create less harmful options. The sectors are complicated by the significant historical empirical data of older products or technologies versus the more limited published supporting data regarding the effects of new products or technologies. Due to the size of the sectors, we expect to encounter competitive threats from existing participants and unknown new entrants. There is no assurance that other technologies already deployed, or in development, will not form the basis of product formats that competitors or consumers choose to utilize. It is also possible that historic delivery methods that have been in use and the familiarity with them may prevent adoption of products utilizing DehydraTECH in alternative delivery formats. Competing technologies or products may utilize known delivery formats or entirely new and unforecastable formats. Lexaria has demonstrated through scientific testing that DehydraTECH delivers nicotine rapidly and effectively through oral delivery. We believe that if we can educate and influence consumers to adopt a food-grade edible product format, and if US regulatory bodies authorize such format, we may be able to offer a competitively successful new product format that utilizes DehydraTECH.

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

Compliance with Government Regulation

The U.S. Farm Bill was passed in December 2018, and removed certain restrictions on advertising, marketing, banking, and other financial services as well as allowing interstate commerce for hemp and hemp-derived CBD. It also facilitated the removal of barriers for intellectual property protections under federal law such as patents and trademarks. However, the Farm Bill preserves the FDA’s authority to regulate products that contain hemp-derived CBD and to date the FDA has not issued an approval for any CBD products, other than one cannabis-derived and three cannabis-related drug products. Accordingly, the ambiguity regarding the incorporation of CBD into ingested and topical products has had significant impacts on the industry segments to which we license DehydraTECH and could potentially change some of the regulatory compliance risks that may affect our business.

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

Employees and Contractors

We utilize employees and consultants for the Company’s intellectual property development and licensing, and business operations. Our Company relies on the business and technical experience of our existing management, on the technical abilities of consulting experts, and on the technical and operational abilities of its operating partner companies to identify and evaluate business opportunities. We currently have seven full-time salaried employees under contract and may add personnel to expand our internal R&D capacity. None of our employees are represented by a labor union and we consider our employee relations to be good. We outsource virtually all analytical work to independent third-party laboratories located in the USA, Canada, Europe, and Australia.

Our executive personnel are entitled to incentives as set by our Compensation Committee. All executives, directors, employees and select consultants are eligible for participation in the Company’s equity incentive plan, the primary purpose of which is to attract, retain and motivate our team members by granting stock-based compensation awards.

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

Available Information

Lexaria’s common stock is quoted on the Nasdaq under the symbol “LEXX” and certain warrants, which are set to expire on January 14, 2026, are quoted under “LEXXW”. We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public on the internet at the SEC’s website at http://www.sec.gov. Lexaria Bioscience Corp. is also deemed to be a British Columbia based reporting issuer in Canada and as such, we are required to file certain information and documents at www.sedarplus.ca.

Our corporate website is www.lexariabioscience.com. This website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report. We make available free of charge on https://www.lexariabioscience.com/investors/regulatory-filings/ our annual, quarterly, and current reports, and amendments to those reports if any, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Further details on our research programs are provided in our 2024 and 2025 Form 10-K and Form 10-Q filings. We may, from time to time, provide important disclosures to investors by posting them in the Investor Relations section of our website.

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

Any failure in protecting our intellectual property may have a negative impact on our ability to develop and license DehydraTECH.

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
•

authorities may impose a hold on or suspend a program due to any number of factors, including a request for further information or other administrative actions, results of competitors’ programs, noncompliance with changing regulatory requirements or a finding that the participants are being exposed to unacceptable health risk or changes in governmental regulations;

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

Agreements with third parties conducting services on our behalf might terminate for a variety of reasons, including a failure to perform by the third parties. If any of these terminate, we may be unable to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves increased management time, focus, regulatory approvals and/or additional cost. Any delays in our manufacturing capabilities or research studies may have a material adverse impact on our business, financial condition and prospects.

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

Our consolidated financial statements as of August 31, 2025 were prepared under the assumption that we will continue as a going concern. As of August 31, 2025, we had unrestricted cash and cash equivalents of approximately $1.8 million to settle $1.5 million in current liabilities. Our ability to continue as a going concern will depend on our ability to obtain additional equity, effect a collaborative or strategic partnership, reduce or contain expenditures, and, ultimately, to generate revenue. Based on these factors, management determined that there is substantial doubt as to our ability to continue as a going concern.

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

The R&D programs required to develop the evidence that DehydraTECH’s demonstrated efficacy also works with other APIs and molecules may ultimately be unsuccessful. We cannot be certain that our overall business model within any particular sector will ever come to fruition, and even if they do, will generate meaningful profits. We may not recover all or any portion of our capital investment in our research and technology development, marketing, or other aspects of the business.

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

We cannot be certain of the outcome of preclinical testing and clinical studies and results from these studies may not predict the results that will be obtained in later phase trials of our product candidates. Even if we are able to complete our preclinical studies and planned clinical trials in line with our projected timelines, results from such studies and trials may not be replicated in subsequent preclinical studies or clinical trial results. Additionally, such studies may be delayed due to events beyond our control. As a result, we cannot guarantee that we will be able to submit INDs, or similar applications, within our projected timelines, if at all, or that the FDA, or similar regulatory authorities, will allow us to commence clinical trials.

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

Any success achieved at a given stage of the clinical trials does not guarantee that the future achievement of success at any subsequent stage, including without limitation, final FDA or comparable regulatory authority approval.

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

We currently have no commercial pharmaceutical products and therefore generate no revenue from pharmaceutical products and may never be able to develop marketable pharmaceutical products. We have limited experience in filing the applications necessary to obtain approval and expect that we will need to rely on CROs and regulatory consultants to assist us with this process. Regulatory approval also requires the submission about the product manufacturing process and the inspection of the manufacturing facilities. Our success is dependent on our or a third parties’ ability to successfully navigate the risks and obstacles associated with obtaining FDA or other regulatory clearance for any DehydraTECH enhanced formulated product.

Pharmaceutical products using CBD as an API have limited approval for the treatment of any disease.

To date the FDA has approved only limited use of cannabinoids for the treatment of any disease or condition. The FDA has approved one cannabinoid-derived drug product for the treatment of seizures associated with Lennox-Gastaut syndrome and Dravet syndrome and three synthetic cannabinoid-related drug products for the treatment of nausea and vomiting caused by cancer chemotherapy. While we expect any product candidates that we develop will be regulated as a new drug under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or any other products incorporating DehydraTECH-CBD under a different regulatory regime. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. The FDA may respond to these submissions by defining requirements that we may not have anticipated.

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

We currently have licensees who produce hemp-derived non-pharmaceutical CBD products. The Farm Bill delegates the authority to the states to regulate and limit the production of these products within their territories. Many states now have laws and regulations that allow for the production and sale of hemp-derived CBD products. We can offer no assurance that these state laws will not be repealed or amended, which could render these products illegal. Such actions would adversely impact our product revenue and royalties derived from DehydraTECH-enabled CBD products.

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

We cannot predict if investors will find our common shares less attractive because we are not required to comply with more robust disclosure or the auditor’s attestation requirements. If investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and trading prices may be negatively affected.

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

Governance

Management is responsible for the day-to-day management of the risks we face, while our Board of Directors (“Board”) as a whole has responsibility for the oversight of risk management, including as to material risks from cybersecurity threats. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since January 2021, the Company’s common stock and certain warrants, which are set to expire on January 14, 2026, have been trading on the National Association of Securities Dealers Automated Quotations Stock Market (“Nasdaq”) under the trading symbols “LEXX” and “LEXXW”, respectively.

The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in trading volumes and the market prices of their common stock. The Company believes that several factors, both within and outside of its’ control, could cause the daily volumes and price of the Company’s common stock to fluctuate. There were 19,559,179 common shares issued and outstanding as of August 31, 2025. As of November 25, 2025, there were approximately 34 holders of record of our common stock. A substantially greater number of holders of our common stock are ‘street name’ or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid any dividends on our capital stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. As a result, we anticipate that only appreciation of the price of our common stock, if any, will provide a return to investors for at least the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board and will depend on, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board may deem relevant.

Warrants

During the year ended August 31, 2025, 4,678,209 warrants were issued, 394,655 warrants expired, and 2,917,032 warrants were cancelled.  As at August 31, 2025, the Company had 7,298,171 warrants outstanding as follows:

•	1,719,828 warrants expiring on January 11, 2026 with an exercise price of $6.58
•	483,750 warrants expiring on May 11, 2028 with an exercise price of $0.95
•	259,741 warrants expiring on February 16, 2029 with an exercise price of $2.185
•	54,546 warrants expiring on February 14, 2029 with an exercise price of $2.8875
•	102,097 warrants expiring on February 16, 2029 with an exercise price of $5.9375
•	57,190 warrants expiring on October 14, 2029 with an exercise price of $3.825
•	4,551,019 warrants expiring on January 14, 2030 with an exercise price of $3.06
•	70,000 warrants expiring on April 24, 2030 with an exercise price of $1.25

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any of its equity securities during its fiscal year ended August 31, 2025.

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

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided to enhance the readers understanding of our results of operations and financial condition for the year ended August 31, 2025, and in comparison, to the year ended August 31, 2024.

Executive Summary

Lexaria’s DehydraTECH patented technology improves the delivery of bioactive compounds while promoting healthy ingestion methods, lowers overall dosing, and is highly effective in active molecule delivery available in a range of formats from oral ingestible to oral buccal/sublingual products. DehydraTECH substantially improves the rapidity and quantity of API transport to the blood plasma using the body’s natural process for distributing fatty acids via the oral route. This technology extends across many categories beyond the primary pharmaceutical focus of the Company from foods and beverages to cosmetic products and nutraceuticals.

Lexaria is advancing several R&D activities in both preclinical and planned future clinical programs. Our primary focus during the fiscal year was on our continued investigations of DehydraTECH-enhanced GLP-1 and GIP drugs. These investigations included the completion of an extensive 12 arm animal study to investigate DehydraTECH enhanced semaglutide (both pure API and formulated Rybelsus®), DehydraTECH enhanced liraglutide, and DehydraTECH enhanced CBD for weight loss and two human pilot studies, with one testing DehydraTECH-tirzepatide and the other testing DehydraTECH-liraglutide. In addition, Lexaria completed its last patient visit for its 12-week chronic human clinical trial study of diabetic patients comparing DehydraTECH-cannabidiol (“CBD”), DehydraTECH-semaglutide, DehydraTECH-CBD combined with DehydraTECH-semaglutide and DehydraTECH-tirzepatide against a Rybelsus® control.  The study data for the preparation of the report for this 12-week chronic human clinical trial is currently being analyzed.

In addition, we have continued to progress forward with addressing comments provided by the FDA on our IND application for the conduct of our Phase 1(b) clinical study investigation of DehydraTECH-CBD for the reduction of hypertension. We will need to raise sufficient funding or enter into a collaboration to be in a position to proceed with this study.

The Company continues to engage in small R&D projects and B2B formulation for third parties who are evaluating our technology for use in their product.

We were granted a total of six new patents during fiscal 2025 including our first Australian patent in our Family #24 for treatment of epilepsy, our first Japanese patent in our Family #20 for sublingual delivery of nicotine and our first patent granted in our Family #27 for Compositions and Methods for Treating Diabetes, making it another successful year for the acquisition of new intellectual property.

Financial condition and operating performance

The data generated from our past and ongoing R&D programs continues to support confirmatory results and is contributing greatly to our understanding of the workings of DehydraTECH. These findings encourage the pursuit of lucrative commercial applications in the pharmaceutical sector. We continue to devote an increasing proportion of our resources toward pharmaceutical applications with the continuation of our programs directed at the enhancement of GLP-1 and GIP drugs.

During the year ended August 31, 2025, we completed two human pilot studies and our Australian clinical trial investigating DehydraTECH infused GLP-1, GIP and CBD formulations. These programs, having been funded by the proceeds of Lexaria’s combined 2024 and 2025 financing activities of approximately $16 million, supported our significant advancements in the fields of diabetes, weight loss, heart disease and hypertension.

We consider the advancement of our applied R&D studies to be a vital step towards our goal of establishing commercial relationships with industry partners who can utilize DehydraTECH within existing or new product lines. Conducting additional in vitro and in vivo studies which test the absorption of some, or all of the molecules named within our patents and patent applications further substantiates the effectiveness of DehydraTECH. Successful tests are expected to increase awareness and acceptance of DehydraTECH as a meaningful method used to deliver some or all of the named molecules more effectively than delivery methods currently available. Absorption tests are an important element leading to higher rates of acceptance and the implementation of our technology licensing initiatives. Our R&D results serve to de-risk the potential API products that could conceivably develop into clinical trials and ultimately new drugs.

Our pursuit of opportunities within the GLP-1/GIP drug, cannabinoid, nicotine and other bioactive molecular markets in the US and internationally continue unabated. We believe there are meaningful competitive advantages in manufacturers adopting DehydraTECH in their products, including its demonstrated higher absorption levels, its ability to infuse smaller quantities of active molecules in their products and the benefit of its predictable drug delivery times. Implementing our technology could lead to smaller dosing and decreased manufacturing costs while masking unwanted flavor and smell of the active molecules. We are anticipating these efforts will lead to increased licensing revenue through licensing partnerships. We are pursuing technology licensing opportunities as a method of generating profitable revenue streams over long periods of time. We have not yet, however, been able to secure a large client utilizing our technology in large quantities of products.

With 56 patents granted to date of which 22 are granted in the US, Lexaria believes that it has a robust patent portfolio but continues to seek additional protection for its intellectual property globally. The successful granting of additional patents could lead to material increases in shareholder value through the ability to generate meaningful license revenues from our increased intellectual property portfolio.

Lexaria has concluded that our existing cash, combined with inflows expected from executed license agreements, will not be sufficient to meet our operational requirements for the twelve months following the release of these audited financial statements. Accordingly, there is substantial doubt as to our ability to continue as a going concern for at least one year following the date of the consolidated financial statements included in this report. The Company continues to explore equity financing arrangements and strategic corporate business partnerships for many of its specific drug investigations after sufficient data has been generated. These efforts, if successful, could generate any combination of up-front milestone and/or royalty payments to the Company.

Results of Operations for our Year Ended August 31, 2025

Our net loss from operations increased by $6,102,780 to $11,911,434 for the year ended August 31, 2025 from $5,808,654 for the year ended August 31, 2024. The changes between these periods for the respective items are summarized as follows:

	August 31, 2025	August 31, 2024	Change
Revenue	$705,923	$464,278	$241,645
Cost of goods sold	$(2,720)	(4,822)	2,102
Research and development	$(8,238,757)	(2,360,565)	(5,878,192)
Consulting fees & salaries	$(2,271,028)	(1,820,972)	(450,056)
Legal and professional	$(632,849)	(812,066)	179,217
Other general and administrative	$(1,441,306)	(1,218,983)	(222,323)
Other income (loss)	$(30,697)	(55,524)	24,827
Net Loss	$(11,911,434)	$(5,808,654)	$(6,102,780)

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

	Year Ended August 31,
	2025	2024	Change
IP Licensing	$696,000	$457,990	$238,010
B2B	9,923	5,388	4,535
Other	-	900	(900)
Total Revenue	$705,923	$464,278	$241,645

Total Revenue for fiscal year 2025 increased by $241,645, or 52%, to $705,923 from $464,278 in fiscal year 2024. The primary source of revenue for the Company relates to the licensing of our technology to others. Licensing revenue grew by $238,010, or 52%, to $696,000 in fiscal year 2025 as compared to $457,990 in fiscal year 2024. This increase was attributable to minimum fees from our license agreement with Premier which expired on August 31, 2025. Revenue from our B2B processing of intermediary CBD products increased by $4,535 during fiscal year 2025, while other revenues decreased by $900 during the same period. These year-over-year changes reflect the Company’s emphasis during the year on licensing DehydraTECH to new and existing industry participants to enable enhanced performance of their developmental and commercial stage products.

Due to the expiration of our license agreement with Premier and assuming we do not enter into any additional licensing agreements, the Company expects to see a decrease in its revenue from technology licensing of DehydraTECH processed hemp-based CBD and other consumer products in fiscal 2026. The anticipated expansion of our intellectual property portfolio and conducting supportive R&D may jointly contribute to strengthening revenue prospects as we continue to explore new applications for our technology.

Research and Development

Research and development (“R&D”) costs are expensed as incurred and account for a significant portion of our operational expenses. During the fiscal year ended August 31, 2025, funding constraints limited our ability to direct resources to studies other than those pertaining to weight loss and diabetes. R&D expenditures for fiscal year 2025 increased by $5,878,192, or 249%, to $8,238,757 from $2,360,565 for fiscal year 2024. The increase in year-over-year R&D expenditures was driven by the commencement and completion of the last patient last visit for our Australian Phase 1b, 12-week chronic study investigating DehydraTECH-semaglutide, DehydraTECH-CBD, a combination thereof and DehydraTECH-tirzepatide against a Rybelsus® control.  Lexaria released interim 8-week results from its Australian study evidencing that the DehydraTECH-semaglutide and DehydraTECH-tirzepatide arms produced fewer adverse events (“AEs”) and, in particular, fewer gastrointestinal (“GI”) AEs than the Rybelsus® control arm.  As the manufacturers of GLP-1 and GIP drugs have consistently noted, GI AEs as an area of major concern. Lexaria is extremely pleased with these initial results.

We will continue to invest in our R&D programs for the foreseeable future, although we expect these expenses to decrease in 2026 compared to 2025, unless we are successful in completing corporate financing activities. Currently, our primary clinical research areas of interests are focused on the investigation of DehydraTECH-powered GLP-1/GIP drugs for the treatment of diabetes and weight loss as well as CBD for the reduction of hypertension.

Of significant note, Lexaria submitted our preliminary pre-meeting application for an Investigational New Drug (“IND”) to the FDA with plans to develop a cannabidiol-based drug formulation, DehydraTECH-CBD for hypertension. We received a written response following our pre-IND meeting in August 2022 where the agency has agreed with the Company’s plans to pursue a faster 505(b)(2) new drug application regulatory pathway for the program. The 505(b)(2) pathway permits a faster commercial approval than the traditional 505(b)(1) NDA pathway. The FDA has agreed with the Company’s proposed clinical protocol for DehydraTECH-CBD, which, as currently designed, would target 120 patients with hypertension. The regulator has also decided that there is no need to conduct additional non-clinical studies before the start of the IND program.  Lexaria has been working with its third-party regulatory affairs consultant to respond to certain requests of the FDA and submitted its amended protocol during the first calendar quarter of 2025.

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

General and administrative expenses for fiscal year 2025 increased by $493,162, or 13%, to $4,345,183 from $3,852,021 for fiscal year 2024. The increase during fiscal 2025 relates primarily to higher wages and salaries, foreign exchange losses, patent-related impairment losses, and insurance premiums ($914,579, $192,518, $189,528, and $127,254, respectively) partially offset by lower consulting fees, advertising and promotion expenses, legal and professional fees, and investor relations expense ($464,524, $224,230, $159,721, and $79,900, respectively). The increase in wages and salaries relates primarily to stock-based compensation expense (non-cash), which increased to $859,494 during the year ended August 31, 2025 from $492,236 for the year ended August 31, 2024 due to increased stock options vesting during the year.

The decrease in consulting fees for the year ended August 31, 2025 relates primarily to reduced payments to our former Chief Executive Officer, who resigned effective August 31, 2024, but is maintaining his position as Chairman of the Board and as a Strategic Executive Consultant.

The Company evaluated its patent portfolio and determined that certain pending applications had been abandoned or would not be pursued. As such, during the year ended August 31, 2025, the Company recognized an impairment loss of $247,364 related to those abandoned applications, as compared to $57,836 for the year ended August 31, 2024.

Other Income/(Loss)

Other Income/(Loss) for fiscal year 2025 decreased by $24,827, or 45%, to a loss of $30,697 from a loss of $55,524 for fiscal year 2024.  The decrease relates primarily to lower unrealized losses on marketable securities ($33,714 for the year ended August 31, 2025, compared to $69,835 during fiscal year 2024). This is attributable to continuing decreases in the fair value of the Company’s investment in Hill Inc. common shares. We remain confident that the loss may be temporary in nature as Hill Inc. continues to make inroads into the US hemp markets with DehydraTECH enabled products produced and sold by their licensees.

Liquidity and Capital Resources

Since Lexaria’s entrance into the bioscience sector, it has accumulated net losses of $63.5 million, of which approximately $11.9 million and $5.8 million were incurred, respectively, in the past two fiscal years. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments related to the out-licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter.

As the Company continues with our IND application process and progresses into the clinical development of our initial product candidate, the need for substantial capital resources increases. The Company intends to form industry partnerships for later stage clinical development, which in any event is expected to be a multi-year process. Our existing cash is not sufficient to complete the full development, testing and commercialization of an FDA-approved product candidate. Accordingly, we will be required to obtain significant further funding or reach industry partnerships to achieve this business objective and/or delay or modify the program in accordance with the financial resources available.

Sources of Liquidity

During the year ended August 31, 2025, the Company has completed the following:

•

Entered into a Securities Purchase Agreement whereby on April 28, 2025, the Company issued 2,000,000 shares of common stock at $1.00 each in a registered direct offering. The Company also agreed to partially compensate the placement agent through the issuance of warrants to purchase up to 70,000 shares of common stock. The warrants will expire five years from the issuance date and have an exercise price of $1.25 per share. The net proceeds to the Company from the registered direct offering was $1.7 million, after deducting placement agent fees and other offering expenses paid by the Company.

•	In February 2025, the Company sold 6,585 shares of common stock through an amendment to its At the Market (ATM) offering. Net proceeds from these sales totaled $11,720.
•

In October 2024, the Company sold 8,402 shares of common stock through an ATM offering for gross proceeds of $26,146. Share issuance costs related to the ATM offering of $144,812 were charged to additional paid in capital.

•

Entered into a Securities Purchase Agreement whereby on October 16, 2024, the Company issued 1,633,987 shares of common stock at a purchase price of $3.06 per share in a registered direct offering. The Company also sold to the sole investor, warrants to purchase up to 4,551,019 shares of common stock (subject to the cancellation of 2,917,032 warrants of the Company held by the investor). The issued warrants will expire five years from January 14, 2025, the date of shareholder approval for such warrant issuance and have an exercise price of $3.06 per share. The Company also agreed to partially compensate the placement agent through the issuance of warrants to purchase up to 57,190 shares of common stock. The warrants will expire five years from the issuance date and have an exercise price of $3.825 per share. The net proceeds to the Company from the registered direct offering was $4.5 million, after deducting placement agent fees and other offering expenses paid by the Company.

On September 26, 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell in a registered direct offering 2,666,667 shares of common stock at a purchase price of $1.50 per share for gross and net proceeds of $4.0 million and $3.5 million, respectively. Concurrently, the Company issued 2,666,667 share purchase warrants, entitling the holder thereof to purchase up to 2,666,667 shares of common stock at a price of $1.37 per share for a period of five years from the effective date of the registration statement registering the shares of common stock issuable upon exercise of the warrants.

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

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. As of August 31, 2025, the Company had cash on hand of approximately $1.8 million to settle $1.5 million in current liabilities. The Company does not believe this is sufficient to fund our expected R&D and operating expenditures for the twelve-month period following the filing date of this report. We do not anticipate making any material capital expenditures in fiscal 2026, other than those currently budgeted for our R&D programs, as we believe our current facilities and equipment are sufficient for the forthcoming twelve months following the filing date of this report. Our ability to continue as a going concern will depend on our ability to obtain additional equity, effect a collaborative or strategic partnership, reduce or contain expenditures, and, ultimately, to generate revenue. Based on these factors, management determined that there is substantial doubt as to our ability to continue as a going concern.

Working Capital	August 31,	August 31,
	2025	2024

Current assets	$3,468,345	$7,897,986
Current liabilities	(1,493,463)	(1,099,419)
Net Working Capital	$1,974,882	$6,798,567

The Company’s working capital balance decreased by approximately $4.8 million due primarily to the net impact of cash used in operating activities and cash generated from financing activities during the year ended August 31, 2025.

Cash Flows	August 31,	August 31,
	2025	2024

Cash flows used in operating activities	$(10,450,388)	$(4,959,003)
Cash flows used in investing activities	(243,019)	(188,605)
Cash flows provided by financing activities	6,046,163	10,315,207
Effect of exchange rate changes on cash	(50,518)	(19,816)
Increase/(Decrease) in cash	$(4,697,762)	$5,147,783

Operating Activities

Net cash used in operating activities was approximately $10.5 million for the year ended August 31, 2025, compared with $5.0 million during the same period in 2024. The increase in net cash used in operating activities during the year ended August 31, 2025 relates primarily to an increase in our net loss ($6.1 million).

Investing Activities

Net cash used in investing activities is attributable to purchases of short-term investments, combined with acquisitions of intellectual property and equipment. During the fiscal year, six additional patents were granted.

Financing Activities

Net cash provided by financing activities reflects net proceeds from the sale of common shares for cash. Net proceeds from the October 16, 2024 and April 28, 2025 financing transactions and At the Market offerings totaled approximately $6.0 million.

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

A critical accounting estimate is an accounting estimate for which a) the nature of the estimate is material due to the related level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and b) the impact of the estimate on the Company’s financial position or operating performance is material. We did not identify any such estimates in our Annual Report on Form 10-K for the year ended August 31, 2025.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lexaria Bioscience Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lexaria Bioscience Corp. and its subsidiaries (collectively, the “Company”) as of August 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2022.

Houston, Texas

November 26, 2025

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	August 31,	August 31,
	2025	2024
ASSETS
Current
Cash	$1,802,123	$6,499,885
Short-term investments	143,267	-
Marketable securities	22,093	55,807
Accounts receivable	368,358	154,477
Prepaid expenses and other current assets	1,132,504	1,187,817
Total Current Assets	3,468,345	7,897,986

Non-current assets, net
Long-term receivables	64,013	63,575
Right of use assets	106,816	134,843
Intellectual property, net	307,818	516,676
Property & equipment, net	228,129	254,709
Total Non-current Assets	706,776	969,803

TOTAL ASSETS	$4,175,121	$8,867,789

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,463,046	$1,066,409
Deferred revenue	-	4,963
Lease liability, current	30,417	28,047
Total Current Liabilities	1,493,463	1,099,419

Lease liabilities - non-current	78,903	109,319

TOTAL LIABILITIES	$1,572,366	$1,208,738

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share
Common shares issued and outstanding:
19,559,179 and 15,810,205 at August 31, 2025 and August 31, 2024, respectively	$19,559	$15,810
Additional paid-in capital	66,501,086	59,599,178
Accumulated Deficit	(63,460,613)	(51,558,772)
Accumulated other comprehensive loss	(70,335)	(19,816)
Equity attributable to shareholders of Lexaria	2,989,697	8,036,400
Non-controlling Interest	(386,942)	(377,349)
Total Stockholders' Equity	2,602,755	7,659,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,175,121	$8,867,789

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars except share amounts)

	Year Ended August 31,
	2025	2024

Revenue	$705,923	$464,278
Cost of goods sold	2,720	4,822
Gross profit	703,203	459,456

Operating expenses
Research and development	8,238,757	2,360,565
General and administrative	4,345,183	3,852,021
Total operating expenses	12,583,940	6,212,586

Loss from operations	(11,880,737)	(5,753,130)

Other income (loss)
Interest income	3,017	14,311
Unrealized loss on marketable securities	(33,714)	(69,835)
Total other income (loss)	(30,697)	(55,524)

Net loss	$(11,911,434)	$(5,808,654)
Less: Net loss attributable to non-controlling interest	(9,593)	(13,309)
Net loss attributable to Lexaria shareholders	$(11,901,841)	$(5,795,345)

Other comprehensive income (loss)
Foreign currency translation adjustment	(50,519)	(19,816)
Total comprehensive loss	$(11,952,360)	$(5,815,161)
Basic and diluted loss per share	$(0.66)	$(0.47)

Weighted average number of common shares outstanding
- Basic and diluted	17,998,715	12,383,974

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended August 31, 2025 and 2024

(Expressed in US Dollars)

			Additional			Non-
	Common Stock		Paid-in			controlling	Stockholders'
	Shares	Amount	Capital	Deficit	AOCI	Interest	Equity

Balance August 31, 2023	8,091,650	$8,091	$48,799,454	$(45,763,427)	$-	$(364,040)	$2,680,078
Shares sold for cash	2,334,013	2,334	4,206,397	-	-	-	4,208,731
Shares issued from exercise of warrants	5,382,042	5,382	6,098,219	-	-	-	6,103,601
Shares issued from exercise of options	2,500	3	2,872	-	-	-	2,875
Stock-based compensation	-	-	492,236	-	-	-	492,236
Foreign currency translation adjustment	-	-	-	-	(19,816)	-	(19,816)
Net loss	-	-	-	(5,795,345)	-	-	(5,795,345)
Non-controlling interest	-	-	-	-	-	(13,309)	(13,309)
Balance August 31, 2024	15,810,205	$15,810	$59,599,178	$(51,558,772)	$(19,816)	$(377,349)	$7,659,051
Shares sold for cash	3,648,974	3,649	6,042,514	-	-	-	6,046,163
Restricted stock award	100,000	100	223,900	-	-	-	224,000
Stock-based compensation	-	-	635,494	-	-	-	635,494
Foreign currency translation adjustment	-	-	-	-	(50,519)	-	(50,519)
Net loss	-	-	-	(11,901,841)	-	-	(11,901,841)
Non-controlling interest	-	-	-	-	-	(9,593)	(9,593)
Balance August 31, 2025	19,559,179	$19,559	$66,501,086	$(63,460,613)	$(70,335)	$(386,942)	$2,602,755

The accompanying notes are an integral part of these consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	Year Ended August 31,
	2025	2024
Cash flows used in operating activities
Net loss	$(11,911,434)	$(5,808,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	859,494	492,236
Depreciation and amortization	87,825	76,153
Impairment loss	247,364	57,836
Bad debt expense	-	7,760
Noncash lease expense	28,027	32,603
Unrealized loss on marketable securities	33,714	69,835
Lease accretion	9,047	6,672
Change in operating assets and liabilites:
Accounts receivable	(213,881)	(35,551)
Prepaid expenses and deposits	55,313	(641,034)
Long-term receivables	(438)	(15,016)
Accounts payable and accrued liabilities	396,637	826,468
Operating lease liability	(37,093)	(33,273)
Deferred revenue	(4,962)	4,962
Net cash used in operating activities	$(10,450,387)	$(4,959,003)

Cash flows used in investing activities
Short-term investments	$(143,267)	$-
Additions to intellectual property	(75,106)	(145,591)
Purchase of equipment	(24,646)	(43,014)
Net cash used in investing activities	$(243,019)	$(188,605)

Cash flows provided by financing activities
Proceeds from exercise of stock options	$-	$2,875
Proceeds from shares sold for cash	6,046,163	4,208,731
Proceeds from exercise of warrants	-	6,103,601
Net cash provided by financing activities	$6,046,163	$10,315,207

Effect of exchange rate changes on cash	$(50,519)	$(19,816)
Net change in cash for the period	(4,697,762)	5,147,783
Cash at beginning of period	6,499,885	1,352,102
Cash at end of period	$1,802,123	$6,499,885

The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business

Lexaria Bioscience Corp. (“Lexaria”, “we”, “our” or the “Company”) is a biotechnology company pursuing the enhancement of the bioavailability of a diverse and broad range of active pharmaceutical ingredients (“API”) using our proprietary DehydraTECH drug delivery technology. Our current focus is the investigation of the incorporation of our DehydraTECH drug delivery technology with GLP-1 and GIP drugs to enhance absorption and reduce adverse events.

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

Since inception, the Company has incurred significant operating and net losses. The losses attributable to shareholders were $11.9 million and $5.8 million, for the years ended August 31, 2025 and 2024, respectively. As of August 31, 2025, we had an accumulated deficit of $63.5 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

During the year ended August 31, 2025, we raised an approximate aggregate $6.0 million in net proceeds from the sale of securities pursuant to our registered direct offerings which closed in April 2025 and October 2024, as well as At the Market (ATM) offerings. Subsequent to August 31, 2025, we raised an additional $3.5 million in net proceeds in a registered direct offering.

We may offer additional securities for sale during our fiscal year 2026 or thereafter in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans and is in the best interests of our stockholders. There is no certainty that future equity or debt financing will be available or that it will be at acceptable terms and the outcome of these matters is unpredictable. A lack of adequate funding may force us to reduce spending, curtail or suspend planned programs or possibly liquidate assets. Any of these actions could adversely and materially affect our business, cash flow, financial condition, results of operations, and potential prospects. The sale of additional equity may result in additional dilution to our stockholders. Entering into additional licensing agreements, collaborations, partnerships, alliances marketing, distribution, or licensing arrangements with third parties to increase our capital resources is also possible. If we do so, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

Based on existing cash resources, management believes that current funding will not be sufficient to meet the Company’s financial obligations for a period of at least twelve months from the date of this report. Accordingly, there is substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

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

Cash and cash equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and readily convertible to known cash amounts. The Company had no cash equivalents as of August 31, 2025 or August 31, 2024.

Short-term investments

Short-term investment balances consist of guaranteed investment certificates used to secure the Company’s credit cards. The certificates had an original term of one year.

Marketable Securities

The Company’s marketable securities consist of investments in common stock. Investments in equity securities are reported at fair value with changes in unrecognized gains or losses included in other income (loss) on the Consolidated Statements of Operations and Comprehensive Loss. There have been no purchases or sales of equity securities. The Company recognized unrealized losses on its equity securities of $33,714 and $69,835 for the years ended August 31, 2025 and 2024, respectively.

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

Usage fees from intellectual property

The Company may also earn sales-based or usage-based royalties from its licensing contracts. The Company recognizes usage fees in the period when our licensees recognize sales of end-products that incorporate our licensed technology. No sales-based usage fees were recognized for the years ended August 31, 2025 and 2024.

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

Segment reporting

The Company has one reportable segment: IP licensing. The IP licensing segment generates revenue from customers by licensing its proprietary DehydraTECH technology. The IP licensing segment’s accounting policies are the same as those described in this note. The chief operating decision maker, our Chief Executive Officer, assesses performance of the IP Licensing segment and makes resource allocation decisions based on cash flows that are also reported on the Consolidated Statements of Cash Flows. The measure of segment assets is reported on the consolidated balance sheet as consolidated total assets. The measure of segment profit or loss is net loss as per the Consolidated Statements of Operations and Comprehensive Loss.

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

For the years ended August 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	August 31,
	2025	2024
Stock Options	1,484,435	944,936
Warrants	7,298,171	5,931,649
Totals	8,782,606	6,876,585

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

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of August 31, 2025.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$22,093	$22,093	$-	$-	$22,093

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of August 31, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$55,807	$55,807	$-	$-	$55,807

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

In the year ended August 31, 2025, two customers accounted for 100% of consolidated revenues, similar for the year ended August 31, 2024, whereby two customers accounted for 99% of consolidated revenue. At fiscal year-end 2025, we had $174,000 in license fees receivable, compared to $84,000 as of August 31, 2024. The Company recognized bad debt expense of $0 and $7,760 for the years ended August 31, 2025 and August 31, 2024, respectively.

As of August 31, 2025, the Company had $194,358 in sales tax receivable, compared to $70,477 as of August 31, 2024. The Company considers its credit risk to be low for such receivables.

Commitments and contingencies

The Company’s policy is to record accruals for any loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. The Company, from time to time, may be subject to legal claims and proceedings related to matters arising in the ordinary course of business. Management has no knowledge of any such claim against the Company with, at minimum, a reasonable possibility that a material loss may be incurred.

Reclassifications

Certain amounts in the prior period have been reclassified to conform with current period presentation.

3. Recent Accounting Guidance

Recently Adopted Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 in the current year and determined that its impact on the accompanying consolidated financial statements is immaterial.

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

Value of Stock Options and Warrants

The Company provides compensation benefits to its employees, officers, directors, and consultants, through a stock option plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility assumptions used in the model are based on the historical volatility of the Company’s share price. The Company uses historical data to estimate the period of option exercises for use in the valuation model. The risk-free interest rate for the expected term of the option is based on the yields of government bonds. Changes in these assumptions, especially the share price volatility and the expected term determination, could have a material impact on the Company’s profit and loss for the years presented. All estimates used in the model are based on historical data, which may not be representative of future results.

Disposals of Assets - Value of Note Receivable

The Asset Purchase Agreement for the sale of assets to Hill Inc. included CDN$2 million note (the “Note”) receivable as partial payment of the agreement. The Note does not contain a fixed repayment schedule nor a maturity date. The repayment of the Note is based on the purchaser repaying the outstanding value of the Note and interest from the future revenues generated from an untested market with no existing revenue streams. Therefore, with any repayment being highly doubtful, management determined at that time and as of August 31, 2025 and 2024 that the value of the note to be notional and recorded the note at a zero value for accounting purposes. During fiscal 2025, we received interest income on the note totaling $11.

Impairment of Long-Lived Assets

The Company evaluated its patent portfolio and determined that certain pending applications had been abandoned or would not be pursued. As such, during the year ended August 31, 2025, the Company recognized an impairment loss of $33,540 related to those abandoned applications and an additional $213,824 related to a write-down of the patent portfolio to a carrying value equal to related discounted future cash flows.

5. Accounts and Other Receivables

Accounts receivable as of August 31, 2025 and August 31, 2024 consist of the following:

	August 31,	August 31,
	2025	2024
Territory license fees	$174,000	$84,000
Sales tax	194,358	70,477
Long term receivable	64,013	63,575
Total Receivables	$432,371	$218,052

6. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following at August 31, 2025 and August 31, 2024:

	August 31,	August 31,
	2025	2024
Advertising & Conferences	$1,572	$204,894
Research and Development	669,791	673,126
Consulting	37,409	-
Legal & Accounting Fees	37,340	45,600
License, Filing Fees, Dues	27,563	22,925
Office & Insurance	239,829	122,245
Capital Financing	119,000	119,027
Total Prepaid Expenses and Other Current Assets	$1,132,504	$1,187,817

7. Intellectual Property, net

A continuity schedule for capitalized patents is presented below:

	August 31,	August 31,
	2025	2024
Balance – beginning	$516,676	$462,625
Additions	75,106	145,591
Impairment	(247,364)	(57,836)
Amortization	(36,600)	(33,704)
Balance – ending	$307,818	$516,676

The Company evaluated its patent portfolio and determined that certain pending applications had been abandoned or will not be pursued. As such, during the year ended August 31, 2025, the Company recognized an impairment loss of $33,540 related to those abandoned applications.  In addition, as of August 31, 2025, the Company determined that the carrying value of its patent portfolio exceeded related discounted future cash flows. As such, we recognized an additional impairment loss of $213,824. The Company recognized $36,600 of amortization expense related to patents and licenses in the year ended August 31, 2025.

The following table summarizes expected future amortization of the Company’s patent portfolio as of August 31, 2025:

Fiscal Years Ending August 31,
2026	$15,391
2027	15,391
2028	15,391
2029	15,391
2030	15,390
Thereafter	230,864
Total	$307,818

8. Property & Equipment, net

Property and equipment, net consists of:

August 31, 2025	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$-	$-	$(259,981)	$-
Computers	70,781	(1,705)	-	(70,781)	-
Furniture fixtures equipment	31,126	-	-	(31,126)	-
Lab equipment	410,438	(49,520)	24,646	(206,955)	228,129
Total	$772,326	$(51,225)	$24,646	$(568,843)	$228,129

August 31, 2024	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$(11,258)	$-	$(259,981)	$-
Computers	70,781	(2,920)	-	(69,076)	1,705
Furniture fixtures equipment	31,126	(1,870)	-	(31,126)	-
Lab equipment	367,423	(26,400)	43,014	(157,433)	253,004
Total	$729,311	$(42,448)	$43,014	$(517,616)	$254,709

Depreciation and amortization for the years ended August 31, 2025 and August 31, 2024 totaled $51,225 and $42,448, respectively, of which $0 and $0 was included in cost of goods sold, respectively.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following as of August 31, 2025 and August 31, 2024:

	August 31,	August 31,
	2025	2024
Accounts Payable
Vendors payable	$569,754	$379,882
Sales tax payable	21,506	8,528
Accrued Liabilities
Vendors payable	795,290	677,999
Vacation payable	76,496	-
Balance Ending	$1,463,046	$1,066,409

10. Revenues

Revenues for the years ended August 31, 2025 and 2024 consist of the following:

	Year Ended August 31,
	2025	2024
IP Licensing	$696,000	$457,990
B2B	9,923	5,388
Other	-	900
Total	$705,923	$464,278

The Company recognized $696,000 and $457,990 in licensing revenue during the years ended August 31, 2025 and August 31, 2024, respectively. Licensing revenue consists of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes non-refundable minimum performance fees. During the years ended August 31, 2025 and August 31, 2024, the Company recognized B2B product revenues of $9,923 and $5,388, respectively, that relate to sales of our intermediate products for use by B2B customers in their products.

11. Income Taxes

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rates as of August 31, 2025 and 2024:

	August 31 2025	August 31 2024
	$	$
Loss before taxes	(11,911,434)	(5,808,654)
Expected income tax recovery	(2,947,139)	(1,255,377)
Non-deductible items	(1,400,185)	(532)
Change in estimates	1,666,152	119,349
Effect of changes in foreign and long-term tax rates	-	-
Change in valuation allowance	2,681,172	1,138,779
Total income taxes	-	2,219

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets at August 31, 2025 and 2024 are comprised of the following:

	August 31 2025	August 31 2024
	$	$
Non-capital losses	10,187,630	8,738,277
Marketable securities	349,121	(14,051)
Stock based compensation	934,641	754,147
R&D	1,943,235	1,348,082
PPE and intangibles	(6,392)	(95,179)
Accrued vacation	4,213	-
Total deferred tax assets	13,412,448	10,731,276
Valuation Allowance	(13,412,448)	(10,731,276)
Net Deferred tax assets	-	-

The Company has net operating loss carryforwards of approximately $47 million which may be carried forward to apply against future year income tax for U.S. tax purposes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions in the Tax Cut and Jobs Act, modifications to the international tax framework, and restoration of favorable tax treatment for certain business provisions. The Company is currently assessing the OBBBA’s impact on its consolidated financial statements, which is expected to be immaterial.

12. Common Shares and Warrants

Fiscal 2025 Activity

The Company entered into a Securities Purchase Agreement whereby on April 28, 2025, the Company issued 2,000,000 shares of common stock at a $1.00 per share in a registered direct offering. The Company also agreed to compensate the placement agent through the issuance of warrants to purchase up to 70,000 shares of common stock. Such warrants will expire five years from the issuance date and have an exercise price of $1.25 per share. The net proceeds to the Company from the registered direct offering was $1.7 million, after deducting placement agent fees and other offering expenses paid by the Company.

In February 2025, the Company sold 6,585 shares of common stock through an At the Market (ATM) offering for net proceeds of $11,720. On September 19, 2025 the Company terminated the ATM and the associated share issuance costs of $94,000 will be charged to additional paid-in capital during the first quarter of fiscal year 2026.

On January 7, 2025, the Company issued 100,000 Restricted Stock Awards ('RSAs') with a fair value of $224,000 and having a vesting period of six months to its Strategic Executive Consultant. The RSAs fully were vested as of August 31, 2025.

In October 2024, the Company sold 8,402 shares of common stock through an ATM offering for gross proceeds of $26,146. Share issuance costs related to the ATM offering of $144,812 were charged to additional paid in capital.

On October 16, 2024, the Company, pursuant to a Securities Purchase Agreement, issued 1,633,987 shares of common stock at a purchase price of $3.06 per share for gross and net proceeds of $5.0 million and $4.5 million, respectively. Concurrently, the Company issued, by way of a private placement transaction, 4,551,019 share purchase warrants, entitling the holder thereof to purchase up to 4,551,019 shares of common stock at a price of $3.06 per share for a period of five years from January 14, 2025, the date of shareholder approval for such warrant issuance. The shares were registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares were registered pursuant to a Form S-3 registration statement. As part of the terms and conditions of the warrant issuance, the sole investor agreed to cancel the 2,917,032 share purchase warrants bearing an exercise price of $4.75 that were issued to them in the April 30, 2024 financing. We also issued the placement agent warrants to purchase up to 57,190 shares for a period of five years from the date of issuance shares at an exercise price of $3.825 per share.

Presented below is a continuity schedule for warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2023	4,520,483	$4.71
Issued	7,093,208	2.76
Expired	(300,000)	7.67
Exercised	(5,382,042)	1.11
Balance, August 31, 2024	5,931,649	$5.50
Issued	4,678,209	3.04
Cancelled/Expired	(3,311,687)	5.90
Balance, August 31, 2025	7,298,171	$3.75

Presented below is a summary of warrants outstanding as of August 31, 2025:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
1,719,828	$6.58	0.38
483,750	0.95	2.70
314,287	2.31	3.47
102,097	5.94	3.47
4,551,019	3.06	4.38
57,190	3.83	4.38
70,000	1.25	4.65
7,298,171	$3.75	3.27

Fiscal 2024 Activity

During the year ended August 31, 2024, the Company completed the following issuances of common shares and warrants:

1.

1,558,443 units were sold at a price of $2.31 per unit, with each unit consisting of one common share and one warrant exercisable to purchase an additional common share at $2.185 per share, for net proceeds of $3,000,000. The 1,558,443 warrants are exercisable for a period of five (5) years.

2.

1,618,330 units were sold at a price of $0.97 per unit, with each unit consisting of one common share and one warrant exercisable to purchase an additional common share at $0.97 per share, for net proceeds of $1,250,000. The 1,618,330 warrants are exercisable for a period of five (5) years.

3.	2,917,032 warrants were issued as part of a Warrant Exercise Agreement having a five (5) year exercise period at an exercise price of $4.75.

4.	5,382,042 warrants were exercised for gross proceeds of $6,103,601 and 300,000 warrants expired during the year ended August 31, 2024.

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

Fiscal 2025 Activity

The Company granted the following stock options during the year ended August 31, 2025:

Grant Date	Granted Quantity	Exercise Price	Contractual Life (years)
10/01/2024	62,000	$3.17	5
11/27/2024	20,000	2.10	5
12/09/2024	10,000	2.42	5
01/13/2025	50,000	2.07	5
05/15/2025	444,500	1.04	5
Total	586,500	$1.41	5

Fiscal 2024 Activity

The Company granted the following stock options during the year ended August 31, 2024:

Grant Date	Granted Quantity	Exercise Price	Contractual Life (years)
10/26/2023	85,000	$1.15	5
3/15/2024	200,000	2.93	5
4/26/2024	151,500	2.36	5
7/26/2024	48,000	3.39	5
7/26/2024	12,000	3.39	2
8/31/2024	200,000	3.92	5
Total	696,500	$2.91	4.95

Of the 200,000 options granted on March 15, 2024, 150,000 were subsequently cancelled and 50,000 were fully vested. The contractual life for these options was also reduced to 2 years.

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2023	446,936	$3.32	3.25	$3,600
Cancelled/expired	(196,000)	2.94		-
Exercised	(2,500)	1.15		-
Granted	696,500	2.91		-
Balance August 31, 2024	944,936	$3.11	3.64	$971,959
Cancelled/expired	(47,001)	7.78		-
Granted	586,500	1.41		-
Balance August 31, 2025 (Outstanding)	1,484,435	$2.29	3.49	$206
Balance August 31, 2025 (Exercisable)	1,322,343	$2.14	3.42	$206

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of vested options.

The fair value of options awarded during the fiscal years ended August 31, 2025 and August 31, 2024 totaled $482,045 and $1,267,732, respectively.

The fair value of options granted was estimated as of the date of the grant by using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2025	August 31, 2024
Expected Volatility	94%-98%	92%-98%
Risk Free interest rate	3.57%-4.18%	3.77%-5.03%
Expected life	2.5 years	2.5-4.0 years
Dividend Yield	0.00%	0.00%
Estimated fair value per option	$0.62-$1.72	$0.63-$2.57

Stock-based compensation expense for the fiscal years ended August 31, 2025 and August 31, 2024 totaled $859,494 and $492,236, respectively. Of the current fiscal year expense, $595,119 relates to current year option awards and restricted stock awards, and $264,375 relates to the vesting of options awarded in previous fiscal years.

As of August 31, 2025, unrecognized non-cash stock-based compensation expense totaled $364,868 related to 162,092 unvested stock options with a weighted average exercise price of $3.47. This expense is expected to be recognized over a weighted average period of 1.30 years.

14. Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

Our Corporate offices and R&D lab space is leased in Kelowna, British Columbia, Canada.  The current lease expires on November 15, 2028. In addition to minimum lease payments, the lease requires us to pay property taxes and operating costs which are subject to annual adjustments.

	August 31, 2025	August 31, 2024

Right of use assets - operating leases	$134,843	$167,446
Remeasurement related to lease extension	-	-
Amortization	(28,027)	(32,603)
Total lease assets	$106,816	$134,843
Liabilities:	137,366	163,967
Remeasurement related to lease extension	-	-
Lease payments	(37,094)	(33,273)
Interest accretion	9,047	6,672
Total lease liabilities	$109,319	$137,366

Operating lease cost	$106,816	$134,843
Operating cash flows for lease	$(37,094)	$(33,273)
Remaining lease term	3.21 Years	4.21 Years
Discount rate	7.25%	7.25%

Pursuant to the terms of the Company’s lease agreements in effect at August 31, 2025, the following table summarizes the Company’s maturities of operating lease liabilities:

Fiscal Year	Amount
2026	$37,345
2027	38,642
2028	38,900
2029	8,105
Thereafter	-
Total lease payments	122,992
Less: imputed interest	(13,672)
Present value of operating lease liabilities	109,320
Less: current obligations under leases	(30,417)
Total	$78,903

15. Segment Information

The Company has one reportable segment: IP licensing. The IP licensing segment generates revenue from customers by licensing its proprietary DehydraTECH technology.

The IP licensing segment’s accounting policies are the same as those described in the summary of significant accounting policies at Note 2.

The chief operating decision maker, our Chief Executive Officer, assesses performance of the IP Licensing segment and makes resource allocation decisions based on cash flows that are also reported on the Consolidated Statements of Cash Flows.

The measure of segment assets is reported on the balance sheet as consolidated total assets.

The measure of segment profit or loss is net loss as per the Consolidated Statements of Operations and Comprehensive Loss.

The Company invested in additional intellectual property and purchases of equipment totaling $75,106 and $24,646 respectively, during the fiscal year ended August 31, 2025, and $145,591 and $43,014, respectively, during the fiscal year ended August 31, 2024. The following table details losses for the IP licensing segment, as well as reconciliations to consolidated net loss for the years ended August 31, 2025 and August 31, 2024.

	Year Ended August 31,
IP Licensing Segment	2025	2024
Licensing revenue	$696,000	$457,990
less:
Research and Development	8,238,757	2,360,565
Consulting	564,618	1,029,140
Wages & Salaries	1,706,410	791,831
Legal and professional	435,537	595,258
Accounting and audit	197,312	216,808
Advertising and promotions	408,367	632,597
Investor relations	-	79,900
Depreciation and amortization	87,825	76,153
Office and miscellaneous (a)	628,089	332,990
Travel	56,451	38,384
Impairment loss	247,364	57,836
Other income (loss)	(30,697)	(55,524)
Segment net loss	$(11,905,427)	$(5,808,996)

Reconciliation of profit and loss:
B2B revenue	9,923	6,288
B2B cost of sales	2,720	4,822
B2B operating expenses	13,210	1,124
Consolidated net loss	$(11,911,434)	$(5,808,654)

(a) Office and miscellaneous expense includes office expense, insurance expense, foreign currency exchange gains and losses, bad debt, and other overhead expenses.

16. Subsequent Events

Effective September 19, 2025, the Company terminated its Capital on Demand Sales Agreement (the “ATM”) with JonesTrading Institutional Services LLC (the “Agent”). The ATM was originally executed August 21, 2024. The ATM provided that the Company may from time to time issue and sell up to $5,000,000 in aggregate principal amount of shares of the Company’s common stock through or to the Agent as the Company’s sales agent or principal. As of the date of termination, the Company had sold an aggregate of 14,987 shares under the ATM for gross proceeds of $38,236.

On September 26, 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell in a registered direct offering 2,666,667 shares of common stock at a purchase price of $1.50 per share for gross and net proceeds of $4.0 million and $3.5 million, respectively. Concurrently, the Company issued 2,666,667 share purchase warrants, entitling the holder thereof to purchase up to 2,666,667 shares of common stock at a price of $1.37 per share for a period of five years from the effective date of the registration statement registering the shares of common stock issuable upon exercise of the warrants. The securities were issued September 29, 2025, with the shares registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares are required to be registered pursuant to a Form S-1 registration statement. We also issued H.C. Wainwright, the exclusive placement agent for the offering, warrants to purchase up to 93,333 shares at an exercise price of $1.875 per share. HCW was paid 7% of the gross proceeds and was reimbursed $70,000 for its expenses and $15,950 in closing fees.

On November 21, 2025, Hill Incorporated (TSXV:HILL, “Hill”) made an assignment in bankruptcy pursuant to the Canadian Bankruptcy and Insolvency Act. Pursuant to an Asset Purchase Agreement with Lexaria CanPharm ULC (“Lexaria CanPharm”), Hill holds the worldwide exclusive rights to use or sublicense DehydraTECH technology with cannabis products containing 0.3% or greater tetrahydrocannabinol. As of August 31, 2025, the Company held a note receivable from Hill and 242,880 shares of its common stock at carrying values of $0 and $22,093, respectively. The Company is currently assessing the impact of the bankruptcy filing on its licensing arrangement with Hill.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SECs rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer (currently our Principal Executive Officer) and our Chief Financial Officer (currently our Principal Financial and Accounting Officer) to allow for timely decisions regarding required disclosure.

As of August 31, 2025, the end of our fiscal year covered by this report, we carried out an evaluation under the supervision and with the participation of our CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, it was concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2025. In making this assessment, management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that as of August 31, 2025, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management reviewed the results of their assessment with our Board.

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

Changes in Internal Control over Financial Reporting

The fundamental controls and control processes remained consistent with prior years during the year ended August 31, 2025. While the Company has experienced turnover with its CFO position during the past two fiscal years, these changes have not resulted in any changes in our internal controls over financial reporting that occurred during the year ended August 31, 2025, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangement

Our Insider Trading Policy provides that our insiders, employees and consultants may enter into trading plans to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended August 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our Board and hold office until their death, resignation, or removal from office. Our directors and executive officers are as follows:

Name	Position Held with our Company	Age	Date First Elected Or Appointed
Richard Christopher	Chief Executive Officer and Director	56	Aug. 31, 2024
John Docherty	President, Chief Scientific Officer and Director	55	Apr. 15, 2015
Michael Shankman	Chief Financial Officer	65	Oct. 1, 2024
Christopher Bunka	Director & Chairman	64	Oct. 26, 2006
Nicholas Baxter	Director	71	Jul. 8, 2011
Ted McKechnie	Director	78	Sept. 16, 2015
Al Reese, Jr.	Director	76	Jan. 14, 2021
Bal Bhullar	Director	56	Jan. 14, 2025

Business Experience

The following is a brief account of the business and education experience of each current director and executive officer during the past five years, indicating each person’s principal occupation during the period.

Mr. Richard Christopher – Chief Executive Officer

Mr. Christopher joined the Company as Chief Executive Officer on August 31, 2024 and was elected to the Board on January 14, 2025. He has extensive experience with pharmaceutical and medical device companies.  He was the Chief Financial Officer of InVivo Therapeutics Holdings Corp. (“InVivo”) from 2019 to 2024. InVivo was a pioneering biomaterials and biotechnology company with a focus on the treatment of spinal cord injuries. Its goal was to develop and commercialize groundbreaking technologies and treatments for spinal cord injury (SCI). At the core of InVivo’s technology portfolio was the Neuro-Spinal Scaffold™ a novel and proprietary biomaterial that is implanted into the epicenter of the injury to modulate the healing environment and serve as a support for neuroregeneration. As the Neuro-Spinal Scaffold failed to advance through clinical trials, InVivo delisted from the Nasdaq Stock Market around March 20, 2024.

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

Mr. Christopher holds a Master of Science in Accounting from Suffolk University and a Bachelor of Science in Finance from Bentley University.

Mr. John Docherty – President, Chief Scientific Officer and Director

Mr. Docherty has served as the Company’s President of Lexaria since April 15, 2015, a director since April 29, 2016, and assumed the title of Chief Scientific Officer on February 13, 2025. Prior to Lexaria Mr. Docherty was former President and Chief Operating Officer of Helix BioPharma Corp. (TSX: HBP), where he led the company’s pharmaceutical development programs for its plant and recombinantly derived therapeutic protein product candidates.

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

Mr. Christopher Bunka – Chairman, Director and former Chief Executive Officer

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

Mr. Nicholas Baxter - Director

Mr. Baxter has served as a member of the Company’s board of directors since 2009. Mr. Baxter received a Bachelor of Science (Honours) from the University of Liverpool in 1975 and has worked on oil & gas projects in many areas of the world. Since the 1980’s, he has worked with companies in the public markets both in the U.K. and in Canada. Mr. Baxter also serves on the board of directors of Jericho Energy Ventures Inc., a TSX Venture Exchange listed company and brings extensive real-world experience as a board member.

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

Mr. Al Reese Jr. - Director

 Mr. Reese has served as a member of the Company’s board of directors since January 2021.  He has over 40 years’ experience in public and private businesses including as CFO of a formerly Nasdaq-listed energy company where he arranged finance transactions totaling over $10 billion dollars during his 20-year tenure. He has directed over 50 acquisitions and financings from as small as a few hundred thousand dollars to multibillion dollar transactions in both the domestic and international arenas. Mr. Reese was a Director and Chairman of the Audit Committee of a community bank in Texas for ten years until such time as it was acquired by a larger banking group in 2018. He currently serves as an Independent Director and Chairman of the Audit Committee for a privately held insurance company headquartered in The Woodlands, Texas. In October 2024, Mr. Reese became an Independent Director, member of the Executive Committee and Chairman of the Audit Committee for a newly chartered community bank in Texas.  Mr. Reese is also President and Chairman of a family charitable 501(c)-3 foundation and Interim Chairman of a charitable 501(c)-3 entity that focus on Bible literacy.

Mr. Reese is a Certified Public Accountant (1974) and received his Bachelor of Business Administration degree from Texas A&M University in 1971, and his MBA from University of Houston in 1977. He has extensive experience at a senior level in financial services, finance transactions, investor relations, and more.

Bal Bhullar – Director

Ms. Bal Bhullar brings over 20 years of executive experience in diversified business, investor relations, investment banking, financial modelling, financial & risk management, internal controls and ERP and has acted as CFO and Director of ElectraMeccanica Vehicles Corp. NASDAQ:SOLO, CFO of ReCar (ReBuild Manufacturing), President of BC Risk Management Association, contractual CFO of Foremost Lithium NASDAQ:FMST and CEO/Founder/Director of KISMET Nutrients/American e-Commerce Solutions LLC. Ms. Bhullar is currently the CFO and Director of Damon Inc. OTCID:DMNIF and CEO/Founder/Director of BKB Management Ltd.

Ms. Bhullar has proven expertise with increasing market capitalization, raising capital, overseeing corporate governance, SOX, ESG, diversity and regulatory compliance, financial & strategic planning, as well as successfully completing initial public offerings, reverse mergers, business expansions, start-up operations, program development and product development.

Ms. Bhullar is a Chartered Professional Accountant, Certified General Accountant, a CRM designation from Simon Fraser University and a diploma in Financial Management from British Columbia Institute of Technology.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

Other than as noted below, none of our directors, executive officers, promoters, or control persons has been involved in any of the following events during the past five years:

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

Mr. Richard Christopher, the CEO and a director of Lexaria, was formerly the Chief Financial Officer of InVivo Therapeutics Corporation (“InVivo”).  Following a failed clinical trial, InVivo filed for relief under chapter 11 of the bankruptcy code in the state of Delaware on February 1, 2024.  On June 21, 2024, the court entered a Confirmation Order confirming the Plan.  The Effective Date of the Plan occurred on July 12, 2024.  On November 18, 2025, the court ordered that the motion to authorize the Liquidation Trust to make distributions to the holders of equity security interests was granted.

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

During the fiscal year ended August 31, 2025, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all other filings applicable to our officers, directors, and beneficial owners of greater than 10% percent were complied with within the required time frames.

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

Board and Committee Meetings

Our Board held nine formal meetings during the year ended August 31, 2025. All proceedings of the Board taken at a formal meeting were evidenced by way of minutes taken at such meetings. All other matters approved by our Board outside of any formal meeting were evidenced by resolutions consented to by all the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2025, the Company had an active Governance and Nominating Committee. If stakeholders wish to recommend candidates for our Board, they may do so by sending communications to the Governance and Nominating Committee at the address on the cover of this annual report.

Audit and Finance Committee and Audit Committee Financial Expert

The audit and finance committee are governed by the audit and finance committee charter as adopted on December 8, 2020. The committee is composed of Mr. Albert Reese, Jr., Ms. Bal Bhullar, and Mr. Nicholas Baxter and the members held four formal meetings during the year ended August 31, 2025. Mr. Reese, a CPA, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. A copy of the Audit & Finance Committee charter can be downloaded from the Company’s website under our Investors/Governance/Governance Documents tab.

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

Compensation Committee

Our Compensation Committee was created on July 2, 2020, the members of which are Mr. Nicholas Baxter and Mr. Ted McKechnie, with all directors being “independent” pursuant to Nasdaq independence standards. The Compensation Committee operates under a written charter and its purpose is to review, consider, research, and recommend compensation for the Company’s executive management, taking into consideration milestones achieved, the compensation issued by companies of similar size and the overall financial health of the Company. The committee is also responsible for reviewing and approving employment and benefits agreements and any executive compensation information incorporated into the Company’s periodic reports. The Compensation Committee held nine formal meetings during the fiscal year. A copy of the compensation committee charter can be downloaded from the Company’s website under our Investors/Governance/Governance Documents tab.

Governance and Nominating Committee

The Governance and Nominating Committee operate pursuant to a charter created on December 8, 2020. The current members of the committee are Ms. Bal Bhullar, Mr. Albert Reese Jr. and Mr. Ted McKechnie, all being independent directors of the Company. The committee’s purpose is to assist our Board in fulfilling its responsibilities by: (i) being satisfied that corporate governance guidelines are adopted, applied and disclosed including director qualification standards, responsibilities and access to management and independent advisors, director compensation, orientation and continuing education, and annual performance evaluation of the board; (ii) identifying individuals qualified to become new board members and recommending to the board the nominees for each annual meeting of shareholders of the Corporation; and (iii) such other matters delegated to the committee by the board. The Governance and Nominating Committee held one (1) formal meeting during the fiscal year. A copy of the Governance & Nominating Committee charter can be downloaded from the Company’s website under our Investors/Governance/Governance Documents tab.

Our Board plays a critical role in guiding the strategic direction and overseeing the management of our business. We seek to attract and retain highly qualified directors who have sufficient time to engage in the activities of our Board and to understand and enhance their knowledge of our industry and business plans. In evaluating the suitability of individual candidates, the Governance and Nominating Committee and our Board may take into account many factors, including: relevant education, experience and expertise; knowledge of the Company and the issues it faces; whether the candidate will strengthen the Board and remedy any perceived deficiencies in the specific criteria; moral and ethical character; diversity of expertise and experience in substantive matters pertaining to our business relative to other board members; diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience; and any other relevant qualifications, attributes or skills. The core competencies of directors should address accounting or finance experience, market familiarity, business or management experience, industry knowledge, customer-based experience or perspective, crisis response, leadership, and/or strategic planning.

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

Directors, executive officers, employees and other related persons may not buy, sell or engage in other transactions in the Company’s shares while aware of material non-public information; buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between the Company and those companies; or disclose material non-public information to any unauthorized persons outside of the Company. The policy also restricts trading and other transactions for a limited group of Company employees (including executives and directors) to defined window periods that follow the Company’s quarterly earnings releases and restricts trading and other transactions following announcement of a share repurchase program.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers during the last completed year ended August 31, 2025 and August 31, 2024;

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2025, and August 31, 2024;

collectively referred to as the named executive officers of our Company, are set out in the following summary compensation table. There is no disclosure provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards(6) $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Richard Christopher (1)	2025	460,824	25,900	-	93,019	-	-	32,776	612,519
Chief Executive Officer	2024	-	-	-	514,317	-	-	5,000	519,317
Christopher Bunka (2)	2025	-	56,783	224,000	-	-	-	-	280,783
Chairman, Director & former Chief Executive Officer	2024	-	27,246	-	85,074	-	-	772,524	884,844
John Docherty (3)	2025	332,349	98,134	-	93,019	-	-	-	523,502
President & Director	2024	273,397	55,944	-	85,074	-	-	-	414,415
Michael Shankman (4)	2025	123,067	4,075	-	$117,175	-	-	4,075	248,392
Chief Financial Officer	2024	-	-	-	-	-	-	-	-
Nelson Cabatuan (5)	2025		-	-		-	-	-	-
Former Chief Financial Officer	2024	71,280	-	-	403,298	-	-	-	474,578

(1)	Mr. Richard Christopher was appointed as Chief Executive Officer on August 31, 2024. Mr. Christopher was paid $5,000 for consulting for the month of July 2024. We pay Mr. Christopher as an employee.
(2)

Mr. Bunka was engaged as the Company’s Chief Executive Officer from October 26, 2006 until August 31, 2024. During his engagement, we paid Mr. Bunka as an independent contractor through his wholly owned company CAB Financial Services Ltd.

(3)	Mr. Docherty became President on April 15, 2015, a director on April 29, 2016 and was appointed Chief Scientific Officer on February 13, 2025. We pay Mr. Docherty as an employee.
(4)	Mr. Shankman was appointed Chief Financial Officer on October 1, 2024. We pay Mr. Shankman as an employee.
(5)

Mr. Cabatuan was Chief Financial Officer from March 14, 2024 to July 15, 2024 and was considered an employee of the Company.  Subsequent to his resignation, 150,000 options were cancelled with a value of $302,474.

(6)	The fair value of the stock options awarded was estimated using the Black-Scholes option pricing model.

Consulting and Employment Agreements

Other than as set out in this annual report on Form 10-K we have not entered into any employment or consulting agreements with any of our current officers or directors.

Mr. Richard Christopher, CEO

The Company entered into an at-will executive employment agreement with Mr. Richard Christopher for the provision of Chief Executive Officer services for US$420,000 per year, effective August 31, 2024, with an annual increase of 5% on January 1, 2025 and January 1, 2026 and thereafter at the sole discretion of the Company and in accordance with the Company’s standard payroll practices. A performance bonus equal to 50% of the annual compensation may be payable upon the completion of certain performance criteria as determined by our Board. Participation in the Company’s stock option plan is also included with an initial option issuance for the purchase of 200,000 common shares with an exercise price of $3.92, being granted for a five (5) year term with vesting periods ending in December 2026. An annual professional development allowance of US$40,000 is also available to Mr. Christopher.  Mr. Christopher also receives medical and dental benefit reimbursement of US$2,400 per month.

Upon the occurrence of a change of control (“COC”), Mr. Christopher will be entitled to a lump payment of twelve (12) months’ pay if such COC occurs within the first year of engagement, thirteen (13) months’ pay if such COC occurs within the second year of engagement and fourteen (14) months’ pay if such COC occurs within the third or subsequent year of engagement. The agreement specifies that should Mr. Christopher’s engagement be terminated without just cause by the Company or for good reason by Mr. Christopher, the Company would pay Mr. Christopher any accrued wages, payable bonus and twelve (12) months’ pay.

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

The contract entitled Mr. Bunka to compensation of 2% of the consideration of the total value of any subsidiary sold and upon a change of control is entitled to twenty-six (26) times the monthly fee, excluding certain circumstances. The termination clause required fifteen (15) months written notice plus one additional months’ written notice for each completed year of service for terminating the contract without cause. Payment may be made in lieu of and if so, the Company would be liable for a termination payment of fifteen (15) times the monthly fee plus one additional month’s payment for each completed year of service of up to a maximum payment of twenty-four (24) times the monthly fee.

On August 31, 2024 the management contract with Mr. Bunka was terminated by the Company in order to proceed with the engagement of the new CEO, Mr. Richard Christopher. Pursuant to the terms of his contract and a review conducted by the Compensation Committee, Mr. Bunka received a severance payment of US$442,167, and received his pro rata portion of his performance milestone bonus. Mr. Bunka and the Company entered into a consulting agreement whereby Mr. Bunka provides Strategic Executive Advising services. Mr. Bunka will continue as a director of the Company and as the Chairman of the board and will be compensated for his services as such in the same manner as the independent board members.

Mr. John Docherty, President & CSO

The Company entered into a 4-year term renewable executive employment agreement with Mr. John Docherty for a management contract for C$512,000 per year, effective January 1, 2025, with an annual increase of 5% on January 1, 2026 and January 1, 2027 and thereafter at the sole discretion of the Company and in accordance with the Company’s standard payroll practices. A performance bonus equal to 50% of the annual compensation may be payable upon the completion of certain performance criteria as determined by our Board. Participation in the Company’s stock option plan is also included. An annual professional development allowance of C$55,000 is also available to Mr. Docherty.

The contract for the services includes entitlement to compensation of 2% of the consideration received by the Company from the sale of any subsidiary. Upon the occurrence of a change of control, Mr. Docherty will be entitled to a lump payment of twenty-four (24) months’ pay. The contract specifies that Mr. Docherty must provide the Company with sixty (60) days written notice to terminate his employment.  The agreement specifies that should Mr. Docherty’s engagement be terminated without just cause by the Company or for good reason by Mr. Docherty, the Company would pay Mr. Docherty any accrued wages, payable bonus and fifteen months’ salary (in lieu of written notice) with such amount being increased by one additional month’s salary for each additional year employed up to a maximum of twenty-four (24) months.

Mr. Michael Shankman, Current CFO

The Company entered into an employment agreement with Mr. Shankman with a base annual salary of US$120,000, subject to annual increases of 1.25 x the annual inflation rate as determined by the US Federal Reserve Board, an option grant for the issuance of up to 50,000 common shares subject to vesting provisions ending August 31, 2026, and annual performance milestone bonuses of up to 35% during the first year, 40% during the second year and thereafter up to 50% of the base salary. Should Mr. Shankman be terminated without cause, after an initial six (6) months with the Company, he will be entitled to severance pay equal to two (2) months base salary, with such severance pay increasing by a month for each completed year of employment. Mr. Shankman received medical and dental benefits equal in value to up to $2,000 per month until his 65th birthday and receives four (4) weeks of paid vacation.

Mr. Nelson Cabatuan, Former CFO

The Company entered into an employment agreement with Mr. Cabatuan with a base annual salary of US$198,000, an option grant for the issuance of up to 200,000 common shares vested over three years and certain other bonus payments that were not realized due to Mr. Cabatuan’s resignation as Chief Financial Officer. Upon his resignation, Mr. Cabatuan’s unvested options (150,000) were returned to the Company’s Equity Incentive Plan and he only received accrued wages. As Mr. Cabatuan has continued with the Company as its Strategic Investment Advisor his vested options (50,000) remain valid and active.

Grants of Plan-Based Awards Table

During the year ended August 31, 2025, Lexaria issued the following plan-based awards to our named executive officers:

Compensation Securities
Executive Officer	Type of compensation security	Number of compensation securities, number of underlying securities, and percentage of class	Date of issue or grant	Issue, conversion or exercise price	Closing price of security or underlying security on date of grant	Closing price of security or underlying security at year end	Expiry date
Richard Christopher CEO	Stock Options	150,000	05/15/2025	$1.04	$1.03	$0.88	05/15/2030
John Docherty, President & CSO	Stock Options	150,000	05/15/2025	$1.04	$1.03	$0.88	05/15/2030
Michael Shankman CFO	Stock Options	50,000	10/01/2024	$3.17	$3.16	$0.88	10/01/2029
		50,000	05/15/2025	$1.04	$1.03		05/15/2030

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Executive Officer	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Richard Christopher	109,092 150,000	90,908 -	- -	$3.92 $1.04	08/31/2029 05/15/2030	- -	- -	- -	- -
John Docherty	18,000 18,334 15,000 30,000 30,000 49,500 150,000	- - - - - - -	- - - - - - -	$3.00 $3.00 $3.00 $2.91 $1.15 $2.36 $1.04	04/23/2026 06/08/2026 09/01/2026 08/29/2027 10/26/2028 04/26/2029 05/15/2030	- - - - - - -	- - - - - - -	- - - - - - -	- - - - - - -
Michael Shankman	35,000 50,000	15,000 -	- -	$3.17 $1.04	10/01/2029 05/15/2030	- -	- -	- -	- -

Option Exercises

No options were exercised by any named executive officer during the year ended August 31, 2025.

Compensation of Directors

As of the fiscal year ending August 31, 2025, five of our directors are compensated for their services. In their capacity as non-employee directors each receives $40,000 per year paid quarterly in advance. Directors are also paid $5,000 for their services on the Audit and Finance, Compensation, and the Governance and Nominating Committees and $5,000 for acting as chair of such committees or of the board.

The five non-employee directors were granted an aggregate of 55,000 stock options with a calculated fair value of $34,107 and is included in consulting expense during the fiscal year 2025.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is, or was during fiscal 2025, an officer or employee of the Company or any of its subsidiaries or was formerly an officer of the Company or any of its subsidiaries. No member of the Compensation Committee is, or was during fiscal 2025, an executive officer of another company whose board of directors has a comparable committee on which one of the Company’s executive officers serves.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Executive Compensation for the year ended August 31, 2025, with management. Based on the reviews and discussions our Compensation Committee recommended to our Board that the Executive Compensation discussed above be included in this annual report on Form 10-K.

Actions to Recover Erroneously Awarded Compensation

At no time during the last fiscal year was the Company required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to our Clawback Policy as incorporated by reference as Exhibit 97.1 to this Form 10-K.

Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information (“MNPI”)

The Company has a strict policy of not issuing options or allowing its insiders to conduct stock trades at times, subject to any allowable trades that might occur pursuant to a 10b5-1 Trading Plan, where MNPI is known or a material transaction is anticipated to occur. Each insider and employee of the Company is required to read and sign the Company’s Insider Trading and Black Out Period Policy as incorporated by reference as Exhibit 19.1, which prescribes certain set periods that prohibit insider trading.  Other than as established for black-out periods associated with our quarterly and annual financial statement filings, our executive management will also issue notices of black-out trading periods if they are aware of material transactions which they anticipate closing.

Despite diligent efforts to prevent such grant of equity awards close in time to the release of MNPI, there are times when a material transaction may unexpectedly close with a faster timeline than expected which may result in an inadvertent issuance of stock options near or close to the disclosure of MNPI.

During the fiscal year ended August 31, 2025, the Company did not grant any equity awards that were close in time to the release of MNPI.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our directors and executive officers as a group, as of November 25, 2025. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name, Address & Position of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Directors and Executive Officers as a Group	1,958,682		8.39%
Executive Officers and Directors Individually
Richard Christopher(2) Chief Executive Officer and Director	415,000	(10)	1.48%
John Docherty(3) President, CSO and Director	370,285		1.64%
Michael Shankman(4) Chief Financial Officer	100,000	(10)	*	%
Christopher Bunka(5) Chairman & Director	840,289		3.75%
Nicholas Baxter(6) Independent Director	74,000		*	%
Ted McKechnie(7) Independent Director	81,191		*	%
Albert Reese Jr.(8) Independent Director	53,917		*	%
Bal Bhullar(9) Independent Director	24,000		*	%
5% Owners
Armistice Capital, LLC(11)	4,551,019		17.0%

* denotes a holding of less than 1%

Notes:

(1)

Percentage of ownership is based on 22,225,846 common shares issued and outstanding as of November 25, 2025 on a diluted basis. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such common shares.

(2)

Includes 118,180 options exercisable at $3.92 and 150,000 options exercisable at $1.04.  81,820 options that are not exercisable within the next 60 days have not been included in the percentage calculation.

(3)

Includes 54,075 shares held in the name of Docherty Management Ltd., 5,376 shares held in the name of John Docherty and 51,334 options exercisable at $3.00 and 30,000 options exercisable at $2.91, 30,000 options exercisable at $1.15, 49,500 options exercisable at $2.36 and 150,000 options exercisable at $1.04 held in the name of John Docherty.

(4)	Includes 35,000 options exercisable at $3.17 and 50,000 options exercisable at $1.04
(5)

Includes 281,912 shares held in the name of C.A.B. Financial Services and 373,543 shares held directly by Christopher Bunka. Includes 64,334 options exercisable at $3.00, 30,000 options exercisable at $2.91, 30,000 options exercisable at $1.15, 49,500 options exercisable at $2.36 and 11,000 options exercisable at $1.04.

(6)

Includes 8,400 options exercisable at $3.00, 3,400 options exercisable at $3.39, 18,200 options exercisable at $1.96, 5,000 options exercisable at $0.87, 5,000 options exercisable at $2.36, 12,000 options exercisable at $3.39 and 11,000 options exercisable at $1.04.

(7)

Includes 8,400 options exercisable at $3.00, 3,400 options exercisable at $3.39, 18,200 options exercisable at $1.96 and 5,000 options exercisable at $0.87, 5,000 options exercisable at $2.36, 12,000 options exercisable at $3.39 and 11,000 options exercisable at $1.04.

(8)

Includes 3,400 options exercisable at $3.00, 3,400 options exercisable at $3.39, 3,200 options exercisable at $1.96 and 5,000 options exercisable at $0.87, 5,000 options exercisable at $2.36, 12,000 options exercisable at $3.39 and 11,000 options exercisable at $1.04.

(9)	Includes 11,000 options exercisable at $1.04.
(10)

Under Rule 13d-3, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. The diluted percentage holdings reflect a deduction of 81,820 options held by Mr. Christopher and 15,000 options held by Mr. Shankman which were not exercisable within 60 days of the date of that this information is provided.

(11)

Consists of 4,551,019 warrants which contain certain beneficial ownership limitations, which provide that a holder of the securities will not have the right to exercise any portion of its Common Warrants if such holder, together with its affiliates and attribution parties, would beneficially own in excess of 4.99% or 9.99%.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the table above does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 31, 2025. As of November 25, 2025, there were 22,225,846 shares of our common stock issued and outstanding.

Equity Compensation Plan Information

We have no long-term incentive plans other than the equity incentive plan described below.

Equity Incentive Plan

Securities authorized for issuance under equity compensation plans
Plan Category	Number of securities to be based upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans not approved by shareholders	Nil	Nil	Nil
Equity compensation plans approved by shareholders	1,484,435	$2.29	158,324
Total	1,484,435	$2.29	158,324

All future option issuances shall be made under the Equity Incentive Plan. Our Board may amend, suspend, or terminate this Plan or any portion thereof subject to the approval of any requisite regulatory authority. No such amendment, suspension or termination shall alter or impair any outstanding unexercised stock options or any rights without the consent of such Participant. If this Plan is suspended or terminated, the provisions of this Plan and any administrative guidelines, rules and regulations relating to this Plan shall continue in effect for the duration of such time as any stock option remains outstanding.

The Equity Incentive Plan, as approved by the Company’s shareholders, includes an evergreen formula whereby on January 1 of each calendar year the number of shares issuable pursuant to the Equity Incentive Plan may be increased, at the discretion of the Board, to 10% of the issued share capital as at December 31 of the preceding year without any further approvals required.

Convertible Securities

Pursuant to our Equity Incentive Plan, during the year ended August 31, 2025, we granted 100,000 restricted stock awards and stock options to directors, officers, employees, and consultants that enable the option holders to purchase up to 586,500 common shares of the Company. Options were granted at quantities and prices of: 62,000 at $3.17, 20,000 at $2.10, 10,000 at $2.42, 50,000 at $2.07 and 444,500 at $1.04 and have five-year exercise periods. The 100,000 restricted stock awards and 586,500 options that were granted and exercisable as of August 31, 2025, had a fair value of $629,212 using the Black Scholes valuation method and the non-cash expense was included in wages and salaries on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Changes in Control

We are unaware of any contract or other arrangement which may at a subsequent date result in a change in control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the beginning of our fiscal year ended August 31, 2025, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

Lexaria directors are Messrs. Richard Christopher, Christopher Bunka, John Docherty, Nicholas Baxter, Ted McKechnie and Al Reese Jr. and Ms. Bal Bhullar. We have determined that Messrs. Baxter, McKechnie and Reese and Ms. Bhullar are “independent directors” as defined in Nasdaq Marketplace Rule 4200(a)(15).

Our audit and finance committee consists of our Messrs. Reese and Baxter and Ms. Bhullar, Mr. Reese qualifying as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and our Board have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Our Compensation Committee consists of the following independent directors: Messrs. McKechnie and Baxter. During fiscal year ended August 31, 2025, the Compensation Committee held nine meetings to determine bonus compensation payable to the named executive officers in connection with the successful completion of certain performance milestones.

Our appointed Governance and Nominating Committee consists of the following independent directors: Ms. Bhullar, Mr. Reese Jr. and Mr. McKechnie. During the fiscal year ended August 31, 2025, the Governance and Nominating Committee held one formal meeting.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2025, and for fiscal year ended August 31, 2024 for professional services rendered by the principal accountants were as follows:

	Year Ended
Principal Accounting Fees	August 31, 2025	August 31, 2024
	$	$
Audit	111,000	111,000
Audit Related	118,800	53,700
Tax	11,433	12,360
Total	241,233	177,060

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

a) Financial Statements

1)	Report of Independent Registered Public Accounting Firm (PCAOB ID 206)

2)	Financial statements for our Company are listed under Item 8 of this document.

3)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 14, 2021)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
(4)	Instruments Defining the Rights of Security Holders, including Indentures
4.1	Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on January 18, 2024)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed January 14, 2021)
4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed January 14, 2021)
4.4	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed with the SEC on April 28, 2023)
4.5	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed February 16, 2024)
4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 16, 2024)
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 30, 2024)
4.8	Form of Tail Warrant (incorporated by reference as Exhibit 4.2 to our Quarterly Report on Form 10-Q filed July 12, 2024)
4.9	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed October 16, 2024)
4.10	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed October 16, 2024)
4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed April 28, 2025)
4.12	Form of Private Placement Warrant (incorporated by reference as Exhibit 4.1 to our Current Report on Form 8-K filed September 29, 2025)
4.13	Form of Placement Agent Warrant (incorporated by reference as Exhibit 4.2 to our Current Report on Form 8-K filed September 29, 2025)

(10)	Material Contracts
10.1

Capital on Demand™ Sales Agreement, dated as of August 21, 2024 by and between Lexaria Bioscience Corp. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 22, 2024)

10.2	Executive Employment Agreement dated August 31, 2024 with Richard Christopher (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed November 26, 2024)
10.3	Executive Employment Agreement dated October 1, 2024 with Michael Shankman (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed November 26, 2024)
10.4	Form of Securities Purchase Agreement with certain purchasers dated October 14, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 16, 2024)
10.5	Project Agreement effective December 2, 2024 with Novotech (Australia) Pty Limited (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed January 10, 2025)
10.6	Executive Employment Agreement dated December 31, 2024 with John Docherty (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed January 10, 2025)
10.7	Form of Director Services Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed April 14, 2025)
10.8

Engagement Agreement by and between the Company and H.C. Wainwright & Co., LLC, dated February 24, 2025, as amended (incorporated by reference to Exhibit 1.1 and 1.2 to our Current Report on Form 8-K filed April 28, 2025)

10.9	Form of Securities Purchase Agreement dated April 24, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 28, 2025)
10.10	Change Order to Project Agreement with Novotech (Australia) Pty Limited effective May 14, 2025 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed July 14, 2025)
10.11	Engagement Agreement with H.C. Wainwright & Co. LLC dated August 12, 2025
10.12	Form of Securities Purchase Agreement dated September 26, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 29, 2025)
(19)	Insider Trading Policies and Procedures
19.1	Insider Trading and Black-Out Period Policy, effective June 14, 2019 (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed November 26, 2024)
(21)	Subsidiaries
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed November 26, 2024)
(23)	Consents of Experts and Counsel
23.1	Consent of MaloneBailey LLP, Chartered Professional Accountants
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
97.1	Clawback Policy, effective December 1, 2023 (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed November 26, 2024)
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: November 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Christopher
Richard Christopher Chief Executive Officer & Director (Principal Executive Officer) Date: November 26, 2025

By:	/s/ Michael Shankman
Michael Shankman Chief Financial Officer (Principal Financial Officer) Date: November 26, 2025

By:	/s/ John Docherty
John Docherty President, CSO & Director Date: November 26, 2025

By:	/s/ Christopher Bunka
Christopher Bunka Director & Chairman Date: November 26, 2025

By:	/s/ William Edward (Ted) McKechnie
Ted McKechnie Director Date: November 26, 2025

By:	/s/ Nicholas Baxter
Nicholas Baxter Director Date: November 26, 2025

By:	/s/ Albert Reese Jr.
Albert Reese Jr. Director Date: November 26, 2025

By:	/s/ Bal Bhullar
Bal Bhullar Director Date: November 26, 2025

