Form 10-Q
period 2025-11-30
Lexaria Bioscience Corp.
filed 2026-01-13
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

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

24,887,446 common shares issued as of January 13, 2026

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	November 30,	August 31,
	2025	2025
ASSETS
Current
Cash	$4,281,233	$1,802,123
Short-term investments	143,267	143,267
Marketable securities	-	22,093
Accounts receivable	88,044	368,358
Prepaid expenses and other current assets	850,585	1,132,504
Total Current Assets	5,363,129	3,468,345

Non-current assets, net
Long-term receivables	64,013	64,013
Right of use assets	99,485	106,816
Intellectual property, net	308,060	307,818
Property & equipment, net	216,120	228,129
	687,678	706,776

TOTAL ASSETS	$6,050,807	$4,175,121

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,425,433	$1,463,046
Lease liability, current	31,101	30,417
Total Current Liabilities	1,456,534	1,493,463

Lease liabilities – non-current	70,819	78,903

TOTAL LIABILITIES	$1,527,353	$1,572,366

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Common shares issued and outstanding:
22,225,846 and 19,559,179 at November 30, 2025 and August 31, 2025, respectively	$22,226	$19,559
Additional paid-in capital	70,022,365	66,501,086
Accumulated Deficit	(65,055,620)	(63,460,613)
Accumulated other comprehensive loss	(76,079)	(70,335)
Equity attributable to shareholders of Lexaria	4,912,892	2,989,697
Non-controlling Interest	(389,438)	(386,942)
Total Stockholders' Equity	4,523,454	2,602,755
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,050,807	$4,175,121

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars except share amounts)

(Unaudited)

	Three Months Ended November 30,
	2025	2024

Revenue	$-	$183,923
Cost of goods sold	-	2,720
Gross profit	-	181,203

Operating expenses
Research and development	671,340	1,953,220
General and administrative	902,291	918,690
Total operating expenses	1,573,631	2,871,910

Loss from operations	(1,573,631)	(2,690,707)

Other income (loss)
Interest income	12	11
Unrealized loss on marketable securities	(22,093)	(15,932)
Total other income (loss)	(22,081)	(15,921)

Net loss before income taxes	(1,595,712)	(2,706,628)
Income Taxes	1,791	-
Net loss	$(1,597,503)	$(2,706,628)
Less: Net loss attributable to non-controlling interest	(2,496)	(2,929)
Net loss attributable to Lexaria shareholders	$(1,595,007)	$(2,703,699)

Other comprehensive income (loss)
Foreign currency translation adjustment	(5,744)	(3,175)
Total comprehensive loss	$(1,600,751)	$(2,706,874)
Basic and diluted loss per share	$(0.07)	$(0.16)

Weighted average number of common shares outstanding
- Basic and diluted	21,376,029	16,668,513

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended November 30, 2025 and 2024

(Expressed in US Dollars)

(Unaudited)

	Common Stock		Additional Paid-in			Non-controlling	Stockholders'
	Shares	Amount	Capital	Deficit	AOCI	Interest	Equity

Balance August 31, 2025	19,559,179	$19,559	$66,501,086	$(63,460,613)	$(70,335)	$(386,942)	$2,602,755
Shares sold for cash	2,666,667	2,667	3,446,384	-	-	-	3,449,051
Stock-based compensation	-	-	74,895	-	-	-	74,895
Foreign currency translation adjustment	-	-	-	-	(5,744)	-	(5,744)
Net loss	-	-	-	(1,595,007)	-	-	(1,595,007)
Non-controlling interest	-	-	-	-	-	(2,496)	(2,496)
Balance November 30, 2025	22,225,846	$22,226	$70,022,365	$(65,055,620)	$(76,079)	$(389,438)	$4,523,454

Balance August 31, 2024	15,810,205	$15,810	$59,599,178	$(51,558,772)	$(19,816)	$(377,349)	$7,659,051
Shares sold for cash	1,642,389	1,643	4,343,750	-	-	-	4,345,393
Stock-based compensation	-	-	99,415	-	-	-	99,415
Foreign currency translation adjustment	-	-	-	-	(3,175)	-	(3,175)
Net loss	-	-	-	(2,703,699)	-	-	(2,703,699)
Non-controlling interest	-	-	-	-	-	(2,929)	(2,929)
Balance November 30, 2024	17,452,594	$17,453	$64,042,343	$(54,262,471)	$(22,991)	$(380,278)	$9,394,056

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Expressed in US Dollars)

 (Unaudited)

	Three Months Ended November 30,
	2025	2024
Cash flows used in operating activities
Net loss	$(1,597,503)	$(2,706,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	74,895	99,415
Depreciation and amortization	16,866	33,195
Noncash lease expense	7,331	6,818
Unrealized loss on marketable securities	22,093	15,932
Lease accretion	1,937	2,451
Change in operating assets and liabilities:
Accounts receivable	280,314	(109,014)
Prepaid expenses and deposits	256,919	743,696
Long-term receivables	-	(439)
Accounts payable and accrued liabilities	(37,613)	(797,423)
Operating lease liability	(9,337)	(9,085)
Deferred revenue	-	(4,963)
Net cash used in operating activities	$(984,098)	$(2,726,045)

Cash flows used in investing activities
Additions to intellectual property	$(5,099)	$(13,159)
Purchase of equipment	-	(24,645)
Net cash used in investing activities	$(5,099)	$(37,804)

Cash flows provided by financing activities
Proceeds from shares sold for cash	$3,474,051	$4,345,393
Net cash provided by financing activities	$3,474,051	$4,345,393

Effect of exchange rate changes on cash	$(5,744)	$(3,175)
Net change in cash for the period	2,479,110	1,578,369
Cash at beginning of period	1,802,123	6,499,885
Cash at end of period	$4,281,233	$8,078,254

Supplemental cash flow disclosure:
Income taxes paid in cash	$1,791	$-
Non-cash investing/financing activities:
Amortization of deferred offering costs	$25,000	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2025

(Expressed in U.S. Dollars Except Share Amounts)

(Unaudited)

1. Nature of Business

Lexaria Bioscience Corp. (“Lexaria”, “we”, “our” or “the Company”) is a biotechnology company pursuing the enhancement of the bioavailability of a diverse and broad range of active pharmaceutical ingredients (“API”) using our proprietary DehydraTECH drug delivery technology.  Our current focus is the investigation of the incorporation of our DehydraTECH drug delivery technology with GLP-1 and GIP drugs to reduce adverse events of these drugs while maintaining or enhancing their effectiveness.

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

Since inception, the Company has incurred significant operating and net losses. Net losses attributable to shareholders were $1.6 million and $2.7 million for the three months ended November 30, 2025, and November 30, 2024, respectively. As of November 30, 2025, we had an accumulated deficit of $65.1 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our research and development (R&D) studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

During the three months ended November 30, 2025, we raised $3.4 million in net proceeds from the sale of securities pursuant to our Registered Direct Offering which closed in September 2025.

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

As of November 30, 2025, the Company had cash and cash equivalents of approximately $4.3 million to settle $1.5 million in current liabilities. We have performed a review of our cash flow forecast, and given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations through the first quarter of fiscal year 2027.  However, we have also concluded that our existing cash, combined with inflows expected from executed license agreements, will not be sufficient to meet the Company's financial obligations for the twelve-month period following the issuance of these consolidated financial statements.  Accordingly, there is substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

2. Significant Accounting Policies

The significant accounting policies of the Company are consistent with those of our audited financial statements on Form 10-K for the year ended August 31, 2025.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated annual financial statements and notes thereto included in our annual report filed on Form 10-K for the year ended August 31, 2025.

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and readily convertible to known cash amounts. The Company had no cash equivalents as of November 30, 2025, or August 31, 2025.

Short-term investments

Short-term investment balances consist of guaranteed investment certificates used to secure the Company’s credit cards. The certificates had an original term of one year.

Marketable Securities

The Company’s marketable securities consist of investments in common stock. Investments in equity securities are reported at fair value with changes in unrecognized gains or losses included in other income (loss) on the Consolidated Statements of Operations and Comprehensive Loss. There have been no purchases or sales of equity securities. The Company recognized unrealized losses on its equity securities of $22,093 and $15,932 for the three months ended November 30, 2025 and 2024, respectively.

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

Usage fees from intellectual property

The Company may also earn sales-based or usage-based royalties from its licensing contracts. The Company recognizes usage fees in the period when our licensees recognize sales of end-products that incorporate our licensed technology. No sales-based usage fees were recognized for the three months ended November 30, 2025 and November 30, 2024.

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

For the three months ended November 30, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted loss per share as the result was anti-dilutive:

	November 30,
	2025	2024
Stock Options	1,484,435	1,010,269
Warrants	10,058,171	2,953,819
Totals	11,542,606	3,964,088

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

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of November 30, 2025.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$-	-	-	-	-

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of August 31, 2025.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable Securities	$22,093	$22,093	$-	$-	$22,093

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

In the three months ended November 30, 2025, the Company did not recognize any revenue on a consolidated basis. In the three months ended November 30, 2024, two customers accounted for 100% of consolidated revenues.

As of November 30, 2025, the Company had $88,044 in sales tax receivable, as compared to $194,358 as of August 31, 2025.  The Company considers its credit risk to be low for such receivables.

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

3. Recent Accounting Guidance

Recently Adopted Pronouncements

In March 2024, the FASB issued ASU 2024-02-Codification Improvements-Amendments to Remove References to the Concepts Statements, that contains amendments to the Codification that remove references to various FASB Concepts Statements. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. Early application of the amendments in this ASU is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has determined that the impact of this ASU on its consolidated financial statements and related disclosures is immaterial.

Accounting Pronouncements Not Yet Adopted

None.

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

5. Accounts and Other Receivables

Accounts receivable as of November 30, 2025 and August 31, 2025 consist of the following:

	Nov 30, 2025	August 31, 2025
Territory license fees	$-	$174,000
Sales tax	88,044	194,358
Long term receivable	64,013	64,013
Total Receivables	$152,057	$432,371

6. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following as of November 30, 2025 and August 31, 2025:

	Nov 30,	August 31,
	2025	2025
Advertising & Conferences	$2,961	$1,572
Research & Development	562,931	669,791
Legal & Accounting Fees	25,000	37,340
License, Filing Fees, Dues	9,188	27,563
Office & Insurance	175,255	239,829
Consulting	75,250	37,409
Capital Financing	-	119,000
Total Prepaid Expenses and Other Current Assets	$850,585	$1,132,504

7. Intellectual Property, net

A continuity schedule for capitalized patents is presented below:

	Nov 30,	August 31,
	2025	2025
Balance – beginning	$307,818	$516,676
Additions	5,099	75,106
Impairment	-	(247,364)
Amortization	(4,857)	(36,600)
Balance – ending	$308,060	$307,818

The Company evaluated its patent portfolio to determine whether certain pending applications had been abandoned or will not be pursued. During the three months ended November 30, 2025, the Company recognized an impairment loss of $0 related to those abandoned applications.  The Company recognized $4,857 of amortization expense related to patents and licenses in the three months ended November 30, 2025.

The following table summarizes expected future amortization of the Company’s patent portfolio as of November 30, 2025:

Fiscal Years Ending August 31,
2026 (nine months remaining)	$14,570
2027	19,427
2028	19,427
2029	19,427
2030	19,427
Thereafter	215,782
Total	$308,060

8. Property & Equipment, net

Consists of:

November 30, 2025	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$-	$-	$(259,981)	$-
Computers	70,781	-	-	(70,781)	-
Furniture fixtures equipment	31,126	-	-	(31,126)	-
Lab equipment	435,084	(12,009)	-	(218,964)	216,120
Total	$796,972	$(12,009)	$-	$(580,852)	$216,120

August 31, 2025	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$-	$-	$(259,981)	$-
Computers	70,781	(1,705)	-	(70,781)	-
Furniture fixtures equipment	31,126	-	-	(31,126)	-
Lab equipment	410,438	(49,520)	24,646	(206,955)	228,129
Total	$772,326	$(51,225)	$24,646	$(568,843)	$228,129

Depreciation and amortization for the three months ended November 30, 2025 and the year ended August 31, 2025 totaled $12,009 and $51,225, respectively, of which $0 and $0 was included in cost of goods sold, respectively.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of November 30, 2025 and August 31, 2025 consist of the following:

	November 30,	August 31,
	2025	2025
Accounts Payable
Vendors payable	$1,176,455	$569,754
Sales tax payable	24,138	21,506
Accrued Liabilities
Vendors payable	124,285	795,290
Vacation payable	100,555	76,496
Balance Ending	$1,425,433	$1,463,046

10. Revenues

A breakdown of our revenues by type for the three months ended November 30, 2025, and November 30, 2024, are as follows:

	Three months Ended November 30
	2025	2024

IP Licensing	$-	$174,000
B2B	-	9,923
Total	$-	$183,923

The Company recognized $0 and $174,000 in licensing revenue for the three months ended November 30, 2025, and November 30, 2024, respectively.  Licensing revenue consists of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes non-refundable minimum performance fees. During the three-month period ended November 30, 2025, and November 30, 2024, the Company recognized B2B product revenues of $0 and $9,923, respectively, that relate to sales of our intermediate products for use by B2B customers in their products.

11. Income Taxes

For the three months ended November 30, 2025, the Company recognized a provision for income taxes of $1,791 for its Kelowna Management Services Corp. subsidiary. Net deferred tax assets are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.

 12. Issuances of Common Shares and Warrants

During the three months ended November 30, 2025, the Company completed the following issuances of common shares and warrants:

1.

On September 26, 2025, the Company, pursuant to a Securities Purchase Agreement, issued 2,666,667 shares of common stock at a purchase price of $1.50 per share for gross proceeds of $4.0 million. Share issuance costs of $0.6 million were charged to additional paid in capital. The shares were registered pursuant to a take down of the Company’s Form S-3 registration statement.  Concurrently, the Company issued 2,666,667 share purchase warrants, entitling the holders thereof to purchase up to 2,666,667 shares of common stock at a price of $1.37 per share for a period of five years from the effective date of the S-1 Registration Statement registering the shares of common stock issuable upon exercise of the warrants. We also issued H.C. Wainwright (“HCW”), the exclusive placement agent for the offering, warrants to purchase up to 93,333 shares at an exercise price of $1.875 per share. HCW was paid 7% of the gross proceeds and was reimbursed $70,000 for its expenses and $15,950 in closing fees.

A continuity schedule for warrants for the three months ended November 30, 2025, is presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2025	7,298,171	$3.75
Issued	2,760,000	1.39
Balance, November 30, 2025	10,058,171	$3.10

A summary of warrants outstanding as of November 30, 2025, is presented below:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life ~in years~

1,719,828	$6.58	0.13
483,750	0.95	2.45
314,287	2.31	3.22
102,097	5.94	3.22
4,551,019	3.06	4.13
57,190	3.83	4.13
70,000	1.25	4.40
2,760,000	1.39	5.02
10,058,171	$3.10	3.57

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

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2024	944,936	$3.11	3.64	$971,959
Cancelled/expired	(47,001)	7.78	0.75	-
Granted	586,500	1.41	4.84	-
Balance August 31, 2025	1,484,435	$2.29	3.49	$206
Cancelled/expired	-	-	-	-
Granted	-	-	-	-
Balance November 30, 2025 (outstanding)	1,484,435	$2.29	3.24	$26,625
Balance November 30, 2025 (exercisable)	1,342,797	$2.17	3.17	$26,625

The Company did not grant any stock options during the three months ended November 30, 2025.

Stock-based compensation expense for the three-month periods ended November 30, 2025, and November 30, 2024, totaled $74,895 and $99,415, respectively.

As of November 30, 2025, the total unrecognized non-cash compensation costs are $316,046 related to 141,638 non-vested stock options with a $3.41 weighted average exercise price. These costs are expected to be recognized over a weighted average period of 1.04 years.

13. Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

The corporate office and R&D laboratory are located in Kelowna, British Columbia, Canada. The related lease was renewed until November 15, 2028.  In addition to minimum lease payments, the lease requires us to pay property taxes and other operating costs which are subject to annual adjustments.

	November 30, 2025	August 31, 2025

Right of use assets - operating leases	$106,816	$134,843
Amortization	(7,331)	(28,027)
Total lease assets	$99,485	$106,816
Liabilities:	109,319	137,366
Lease payments	(9,336)	(37,094)
Interest accretion	1,937	9,047
Total lease liabilities	$101,920	$109,319

Operating lease cost	$99,485	$106,816
Operating cash flows for lease	$(9,336)	$(37,094)
Remaining lease term	2.96 Years	3.21 Years
Discount rate	7.25%	7.25%

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of November 30, 2025:

2026	$28,009
2027	38,642
2028	38,900
2029	8,104
Thereafter	-
Total lease payments	113,655
Less: imputed interest	(11,735)
Present value of operating lease liabilities	101,920
Less: current obligations under leases	(31,101)
Total	$70,819

14. Segment Information

The Company has one reportable segment: IP licensing. The IP licensing segment generates revenue from customers by licensing its proprietary DehydraTECH technology.

The IP licensing segment's accounting policies are the same as those described in the summary of significant accounting policies at Note 2.

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

The Company invested in additions to intellectual property and purchases of equipment totaling $5,099 and $0, respectively, during the three months ended November 30, 2025, and $13,159 and $24,645, respectively during the three months ended November 30, 2024.

	Three Months Ended November 30,
IP Licensing Segment	2025	2024
Licensing revenue	$-	$174,000
less:
Research and Development	671,340	1,953,220
Consulting	90,422	124,133
Wages & Salaries	300,500	235,517
Legal and professional	190,812	72,136
Accounting and audit	95,421	64,210
Advertising and promotions	2,290	191,876
Depreciation and amortization	16,868	33,194
Office and miscellaneous (a)	190,931	175,660
Travel	12,379	22,601
Other income (loss)	(22,080)	(15,921)
Segment net loss	$(1,593,043)	$(2,714,468)

Reconciliation of profit and loss:
B2B revenue	-	9,923
B2B cost of sales	-	2,720
B2B operating expenses	2,669	(637)
Consolidated net loss before income taxes	$(1,595,712)	$(2,706,628)

(a)	Office and miscellaneous expense includes office expense, foreign currency exchange gains and losses, bad debt, and other overhead expenses.

15. Subsequent Events

On December 14, 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell in a registered direct offering 2,661,600 shares of common stock at a purchase price of $1.315 per share for gross and net proceeds of $3.5 million and $3 million, respectively. Concurrently, the Company issued 2,661,600 share purchase warrants, entitling the holder thereof to purchase up to 2,661,600 shares of common stock at a price of $1.19 per share for a period of five years from the effective date of the registration statement registering the shares of common stock issuable upon exercise of the warrants. The securities were issued December 16, 2025, with the shares registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares are required to be registered pursuant to a Form S-1 registration statement. We also issued to HCW, the exclusive placement agent for the offering, warrants to purchase up to 93,156 shares at an exercise price of $1.6438 per share. HCW was paid 7% of the gross proceeds and was reimbursed $70,000 for its expenses and $15,950 in closing fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. These statements relate to future events or our future financial performance. Any forward-looking statements are based on our present beliefs and assumptions as well as the information currently available to us. In some cases, forward-looking statements are identified by terminology such as “may”, “will”, “should”, “could”, “targets”, “goal”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in Item 1(A) and in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on November 28, 2025, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Research & Development Summary

Lexaria is advancing several R&D activities in preclinical as well as planned future clinical programs.  During the three months ended November 30, 2025, Lexaria:

•	(GLP-1-H24-4) - via its wholly owned subsidiary, Lexaria (AU) Pty Ltd, completed final data collection for its Australian Phase 1b 12-week chronic clinical study of DehydraTECH formulated cannabidiol and semaglutide (separately and in combination) and tirzepatide in overweight or obese, or pre- and Type II diabetic participants. Subsequently, in December 2025, the Company announced findings from this study indicating that it met its primary endpoint objectives showing good safety and tolerability of all DehydraTECH test articles with clear reductions in total and gastrointestinal-specific adverse events relative to the Rybelsus® control arm. The Study demonstrated positive findings across numerous parameters with comparability, and in some instances, superiority to the Rybelsus® control arm; and

•	Announced the extension of the Material Transfer Agreement (“MTA”) through April 30, 2026 originally entered into with a pharmaceutical company (“PharmaCO”) on September 4, 2024. The extension provides PharmaCO with the time required for receipt and review of the full dataset from Lexaria’s Australian study, at which time further information will be provided. This allows the two parties to continue their relationship under the MTA, keep the temporary exclusive license active and in force, and contemplate additional strategic planning discussions with PharmaCO’s human clinical development team.

Financings

During the three months ended November 30, 2025, the Company entered into a Securities Purchase Agreement whereby on:

•

On September 29, 2025, the Company, issued 2,666,667 shares of common stock at a purchase price of $1.50 per share for gross proceeds of $4.0 million. Share issuance costs of $0.6 million were charged to additional paid in capital. The shares were registered pursuant to a take down of the Company’s Form S-3 registration statement.  Concurrently, the Company issued 2,666,667 share purchase warrants, entitling the holders thereof to purchase up to 2,666,667 shares of common stock at a price of $1.37 per share for a period of five years from the effective date of the S-1 Registration Statement registering the shares of common stock issuable upon exercise of the warrants. We also issued to HCW, the exclusive placement agent for the offering, warrants to purchase up to 93,333 shares at an exercise price of $1.875 per share. HCW was paid 7% of the gross proceeds and was reimbursed $70,000 for its expenses and $15,950 in closing fees.

Patents

Our current patent portfolio includes patent family applications or grants pertaining to Lexaria’s compositions, methods of use in improving API bioavailability and palatability and methods of treatment for a range of therapeutic indications, orally or topically, for a wide variety of APIs encompassing GLP-1/GIPs; fat soluble vitamins; NSAID pain medications; nicotine and its analogs; and cannabinoids. The pending and granted patents also cover the manufacturing and processing methods used to combine a variety of fatty acid-rich triglyceride oils with active pharmaceutical ingredients. This includes heating and drying methods and use of excipients and substrates.

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

Research & Development

The Company regularly pursues new R&D programs that investigate potential commercial applications for the incorporation of DehydraTECH. These include, but are not limited to, ongoing programs to explore different therapeutic indications which DehydraTECH-enhanced drug products can be utilized to treat. Currently, our primary clinical research areas of interests are focused on the investigation of DehydraTECH-powered GLP-1/GIP drugs as well as CBD for the treatment of diabetes and weight loss and, also, CBD for the reduction of hypertension for which our IND application to perform a Phase 1b study received a Study May Proceed letter from the FDA in early calendar-2024. Previously, our study programs provided successful human and/or animal testing results with DehydraTECH formulations of nicotine for oral pouches and prospective nicotine replacement therapy, human hormones, antiviral drugs, CBD for diabetes, weight loss, seizure disorder applications, and others. Depending on the number or complexity of the programs undertaken, R&D budgets are expected to vary significantly. It is in our best interest to remain flexible at this early stage of our R&D efforts in order to capitalize on potential novel findings from early-stage tests and thus redirect research when necessary into specific avenues that offer the most reward.

Chronic Dosing Human Study (GLP-1-H24-4)

During the quarter ended November 30, 2025, Lexaria via its wholly owned subsidiary, Lexaria (AU) Pty Ltd, commenced the close-out and data analysis activities for its Australian clinical study (GLP-1-H24-4), with its CRO service provider, Novotech (Australia) Pty Limited.  GLP-1-H24-4 investigated DehydraTECH formulated cannabidiol and semaglutide alone or in combination, as well as DehydraTECH formulated tirzepatide, in overweight or obese or pre- and Type II diabetes participants.  Participant enrolment for all five arms of study GLP-1-H24-4 resulted in the dosing of 100+ participants.  Subsequently, in December 2025, the Company announced findings from this study indicating that it met its primary endpoint objectives showing good safety and tolerability of all DehydraTECH test articles with clear reductions in total and gastrointestinal-specific adverse events relative to the Rybelsus® control arm.  The Study demonstrated positive findings across numerous parameters with comparability, and in some instances, superiority to the Rybelsus® control arm.

Biodistribution Study of DehydraTECH-semaglutide

During the quarter ended November 30, 2025, Lexaria completed its study which fluorescently tagged DehydraTECH-semaglutide and a non-DehydraTECH-processed Rybelsus® mimicking comparator formulation ingested by Sprague-Dawley rats to track semaglutide distribution and localization with additional information being provided by key tissue samples.  As announced on September 19, 2025, the study results from ex vivo organ imaging revealed an interesting trend whereby, when tested against the naïve and vehicle groups, the DehydraTECH FTS composition demonstrated a predominantly higher apparent trend in brain biodistribution as compared to the Rybelsus® mimicking formulation.  These results suggested that the efficacy of the DehydraTECH-semaglutide composition witnessed in Lexaria’s other studies may be linked to enhancements in brain tissue delivery and action, in turn supporting improved pharmacodynamic performance. Furthermore, perhaps to be determined through future testing, Lexaria noted in connection with these results that it may be conceivable that complementary biodistribution benefits might be derived through utilization of a similar DehydraTECH semaglutide composition combined with the Rybelsus® excipients, recognizing that marked safety and efficacy improvements were evidenced with DehydraTECH-processed Rybelsus® over Rybelsus® alone in Lexaria’s previous human pilot studies GLP-1-H24-1 and GLP-1-H24-2.

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

A critical accounting estimate is an accounting estimate for which a) the nature of the estimate is material due to the related level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and b) the impact of the estimate on the Company’s financial position or operating performance is material. We did not identify any such estimates in our Annual Report on Form 10-K for the year ended August 31, 2025 and none have been identified for the three months ended November 30, 2025.

Funding Requirements

We anticipate that our expenditures will increase in connection with our ongoing R&D program, specifically with respect to our animal and human clinical trials of our DehydraTECH formulations for the purposes of our investigations with GLP-1 drugs and treating hypertension.  As we move forward with our planned R&D studies in 2026, we anticipate that our expenditures will further increase and accordingly, we expect to incur increased operating losses and negative cash flows for the foreseeable future.

Through November 30, 2025, we have funded our operations primarily through the proceeds from the sale of common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $1,597,503 and $2,706,628 for the three months ended November 30, 2025, and November 30, 2024, respectively.

During the three months ended November 30, 2025, we raised $3.4 million in net proceeds from the sale of securities pursuant to our Registered Direct offering which closed in September, 2025.

The continuation of Lexaria as a going concern depends on raising additional capital and/or attaining and maintaining profitable operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern within one year following the date that these consolidated financial statements on Form 10-Q are filed and do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.  The Company expects that its current cash resources will be sufficient to fund the Company’s operations through the first quarter of fiscal year 2027. However, management has also concluded that given the Company’s current cash position, recurring losses from operations and net capital deficiency, there is substantial doubt as to the Company’s ability to continue as a going concern within one year following the date that these consolidated financial statements are issued.

Results of Operations for the Period Ended November 30, 2025, and November 30, 2024

Our net loss for the three months ended for the respective items are summarized as follows:

	November 30,	November 30,
	2025	2024	Change

Revenue	$-	$183,923	$(183,923)
Cost of goods sold	-	(2,720)	2,720
Research & development	(671,340)	(1,953,220)	1,281,880
Consulting fees & salaries	(390,922)	(359,650)	(31,272)
Legal and professional	(286,233)	(136,346)	(149,887)
Other general & administrative	(225,136)	(422,694)	197,558
Other income (loss)	(22,081)	(15,921)	(6,160)
Net loss before income taxes	$(1,595,712)	$(2,706,628)	$1,110,916

Revenue

Fees from intellectual property licensing and B2B sales totaled $0 and $183,923, respectively, for the three-month periods ended November 30, 2025 and November 30, 2024. For the three months ended November 30, 2025, relative to the three months ended November 30, 2024, license fees and B2B sales decreased by $174,000 and $9,923, respectively, reflecting the expiration of the Premier licensing contract and a continuing shift in emphasis away from pursuit of B2B clients as we move toward pharmaceuticals. The Company did not recognize any other revenue during the three months ended November 30, 2025 or the three months ended November 30, 2024.

Research and Development

Expenditures on R&D decreased by $1,281,880 year-over-year for the three-month period ended November 30, 2025, as we neared completion of our Phase 1b Clinical Trial (GLP-1-H24-4). Lexaria continues with applied development and programs in our pharmaceutical division with our primary focus being on optimization of DehydraTECH formulations of GLP-1 drugs, as well as advancing our DehydraTECH-CBD drug to treat hypertension.

Consulting Fees and Salaries

In the three months ended November 30, 2025, consulting fees and salaries increased by $31,272 year-over-year, primarily due to cost of living salary adjustments ($89,502), largely offset by lower consulting fees as the Company reduced its engagements of outside consultants, discontinuing those for which related fees exceeded perceived business benefit ($33,711), and lower stock-based compensation ($24,519).

Legal and Professional Fees

Our legal and professional fees increased by $149,887 during the three months ended November 30, 2025 as compared to the same prior year period due to higher accounting and professional fees associated with registration statement filings, financing activities and the utilization of legal advisory services.

General and Administrative

Our other general and administrative expenses decreased in total by $197,558 during the three-month period ended November 30, 2025, as compared to the same prior year period.  The decrease is primarily attributable to lower spending on advertising and promotions ($189,586).

Liquidity and Financial Condition

Working Capital	November 30,	August 31,
	2025	2025

Current assets	$5,363,129	$3,468,345
Current liabilities	(1,456,534)	(1,493,463)
Net working capital	$3,906,595	$1,974,882

Cash Flows	November 30,	November 30,
	2025	2024
Cash flows used in operating activities	$(984,098)	$(2,726,045)
Cash flows used in investing activities	(5,099)	(37,804)
Cash flows provided by financing activities	3,474,051	4,345,393
Effect of exchange rate changes on cash	(5,744)	(3,175)
Net change in cash for the period	$2,479,110	$1,578,369

Operating Activities

Net cash used in operating activities was approximately $1.0 million for the three months ended November 30, 2025, compared with $2.7 million during the same prior year period. The decrease is attributable to a decrease of $1,109,125 in our net loss, combined with a decrease in net working capital of $667,511 and partially offset by a decrease of $34,690 in non-cash expenses as we neared completion of Study GLP-1-H24-4.

Investing Activities

Net cash used in investing activities was $5,099 for the three months ended November 30, 2025, compared to $37,804 for the same prior year period. The decrease relates primarily to lower spending on the prosecution of intellectual property and purchases of laboratory equipment.

Financing Activities

Net cash from financing activities was approximately $3.47 million for the three months ended November 30, 2025, compared to approximately $4.35 million for the same prior year period.  The decrease relates to lower net proceeds from the sale of common shares and the lack of warrants being exercised.

Liquidity and Capital Resources

Since inception, the Company has incurred significant operating and net losses.  Net losses attributable to shareholders were $1.6 million and $2.70 million for the three months ended November 30, 2025, and November 30, 2024, respectively.  As of November 30, 2025, we had an accumulated deficit of $65.1 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

Sources of Liquidity

During the three months ended November 30, 2025, the Company has completed the following:

•

Entered into a Securities Purchase Agreement whereby on September 29, 2025, the Company issued 2,666,667 shares of common stock at a purchase price of $1.50 per share for gross and net proceeds of $4.0 million and $3.4 million, respectively.  Concurrently, the Company issued, by way of a private placement transaction, 2,666,667 share purchase warrants, entitling the holder thereof to purchase up to 2,666,667 shares of common stock at a price of $1.37 per share for a period of five years from the effective date of the S-1 Registration Statement registering the warrant shares.  The shares registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares were registered pursuant to a Form S-1 registration statement.  We also issued the placement agent warrants to purchase up to 93,333 shares for a period of five years from the date of issuance at an exercise price of $1.875 per share.

•

On December 14, 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell in a registered direct offering 2,661,600 shares of common stock at a purchase price of $1.315 per share for gross and net proceeds of $3.5 million and $3.0 million, respectively. Concurrently, the Company issued 2,661,600 share purchase warrants, entitling the holder thereof to purchase up to 2,661,600 shares of common stock at a price of $1.19 per share for a period of five years from the effective date of the registration statement registering the shares of common stock issuable upon exercise of the warrants.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  As of November 30, 2025, the Company had cash and cash equivalents of approximately $4.3 million to settle $1.5 million in current liabilities. We have performed a review of our cash flow forecast, and given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations through the first quarter of fiscal year 2027.  However, we have also concluded that our existing cash, combined with inflows expected from executed license agreements, will not be sufficient to meet the Company's financial obligations for the twelve-month period following the issuance of these consolidated financial statements.  Accordingly, there is substantial doubt as to our ability to continue as a going concern for at least one year following the date of the financial statements included in this Quarterly Report. We intend to fund operations, working capital and other cash requirements for the twelve-month period subsequent to November 30, 2025 through equity financing arrangements and potentially from collaborations or strategic partnerships.

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

As of November 30, 2025, the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2025.

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

Changes in Internal Control over Financial Reporting

During the quarter ended November 30, 2025, our controls and controls processes remained consistent with those in effect at August 31, 2025. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2025, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

The risks associated with our business, common stock and other factors are those described in the Form 10-K for the year ended August 31, 2025, as filed with the SEC on November 28, 2025.

Item 2. Recent Sales of Unregistered Equity Securities

During the quarter ended November 30, 2025, the Company issued 2,666,667 share purchase warrants with an exercise price of $1.37 that expire on December 9, 2030 to purchase up to 2,666,667 shares of common stock.  The Company also agreed to partially compensate the placement agent through the issuance of 93,333 share purchase warrants with an exercise price of $1.875 that expire on September 26, 2030 to purchase up to 93,333 shares of the common stock of the Company.

Item 3. Rule 10b5-1 Trading Plans

Our Insider Trading Policy provides that our insiders, employees and consultants may enter into trading plans to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  During the fiscal quarter ended November 30, 2025, none of the Company’s insiders had entered into a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

Item 4. Exhibits, Financial Statement Schedules

a) Financial Statements

1) Financial statements for our Company are listed in the index under Item 1 of this document.

2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 14, 2021)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
(4)	Instruments Defining the Rights of Security Holders
4.1	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 29, 2025)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed September 29, 2025)
(10)	Material Contracts
10.1	Form of Securities Purchase Agreement dated September 26, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 29, 2025)
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: January 13, 2026

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Christopher
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: January 13, 2026

By:	/s/ Michael Shankman
Michael Shankman Chief Financial Officer (Principal Financial and Accounting Officer) Date: January 13, 2026

