Form 10-Q
period 2026-02-28
Lexaria Bioscience Corp.
filed 2026-04-13
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

or

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

24,787,446 common shares issued as of April 13, 2026

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	February 28,	August 31,
	2026	2025
ASSETS
Current
Cash	$5,128,141	$1,802,123
Short-term investments	141,266	143,267
Marketable securities	-	22,093
Accounts receivable	42,029	368,358
Prepaid expenses and other current assets	458,846	1,132,504
Total Current Assets	5,770,282	3,468,345

Non-current assets, net
Long-term receivables	64,014	64,013
Right of use assets	92,018	106,816
Intellectual property, net	318,058	307,818
Property & equipment, net	242,931	228,129
Total Non-current Assets	717,021	706,776

TOTAL ASSETS	$6,487,303	$4,175,121

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$182,611	$1,463,046
Lease liability, current	32,060	30,417
Total Current Liabilities	214,671	1,493,463

Lease liabilities - non-current	62,326	78,903

TOTAL LIABILITIES	$276,997	$1,572,366

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Common shares issued and outstanding:
24,887,446 and 19,559,179 at February 28, 2026 and August 31, 2025, respectively	$24,888	$19,559
Additional paid-in capital	73,138,652	66,501,086
Accumulated Deficit	(66,505,599)	(63,460,613)
Accumulated other comprehensive loss	(55,444)	(70,335)
Equity attributable to shareholders of Lexaria	6,602,497	2,989,697
Non-controlling Interest	(392,191)	(386,942)
Total Stockholders' Equity	6,210,306	2,602,755
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,487,303	$4,175,121

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars except share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025

Revenue	$20,000	$174,000	$20,000	$357,923
Cost of goods sold	-	-	-	2,720
Gross profit	20,000	174,000	20,000	355,203

Operating expenses
Research and development	475,388	1,685,916	1,146,728	3,639,136
General and administrative	996,515	1,239,096	1,898,806	2,157,786
Total operating expenses	1,471,903	2,925,012	3,045,534	5,796,922

Loss from operations	(1,451,903)	(2,751,012)	(3,025,534)	(5,441,719)

Other income (loss)
Interest income	1,769	-	1,781	11
Unrealized gain (loss) on marketable securities	-	34,040	(22,093)	18,108
Total other income (loss)	1,769	34,040	(20,312)	18,119

Net loss before income taxes	$(1,450,134)	$(2,716,972)	$(3,045,846)	$(5,423,600)
Income taxes	2,598	-	4,389	-
Net loss	$(1,452,732)	$(2,716,972)	$(3,050,235)	$(5,423,600)
Less: Net loss attributable to non-controlling interest	(2,753)	(3,760)	(5,249)	(6,689)
Net loss attributable to Lexaria shareholders	$(1,449,979)	$(2,713,212)	$(3,044,986)	$(5,416,911)

Other comprehensive income
Foreign currency translation adjustment	20,635	(95,255)	14,891	(98,430)
Total comprehensive loss	$(1,429,344)	$(2,808,467)	$(3,030,095)	$(5,515,341)
Basic and diluted loss per share	$(0.06)	$(0.15)	$(0.13)	$(0.32)

Weighted average number of common shares outstanding
Basic and diluted	24,443,846	17,511,908	22,901,491	17,065,084

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Six Months Ended February 28, 2026 and 2025

(Expressed in US Dollars)

(Unaudited)

			Additional			Non-
	Common Stock		Paid-in			controlling	Stockholders'
	Shares	Amount	Capital	Deficit	AOCI	Interest	Equity

Balance August 31, 2025	19,559,179	$19,559	$66,501,086	$(63,460,613)	$(70,335)	$(386,942)	$2,602,755
Shares sold for cash	2,666,667	2,667	3,446,384	-	-	-	3,449,051
Stock-based compensation	-	-	74,895	-	-	-	74,895
Foreign currency translation adjustment	-	-	-	-	(5,744)	-	(5,744)
Net loss	-	-	-	(1,595,007)	-	-	(1,595,007)
Non-controlling interest	-	-	-	-	-	(2,496)	(2,496)
Balance November 30, 2025	22,225,846	$22,226	$70,022,365	(65,055,620)	$(76,079)	$(389,438)	$4,523,454
Shares sold for cash	2,661,600	2,662	3,041,392	-	-	-	3,044,054
Stock-based compensation	-	-	74,895	-	-	-	74,895
Foreign currency translation adjustment	-	-	-	-	20,635	-	20,635
Net loss	-	-	-	(1,449,979)	-	-	(1,449,979)
Non-controlling interest	-	-	-	-	-	(2,753)	(2,753)
Balance February 28, 2026	24,887,446	$24,888	73,138,652	(66,505,599)	(55,444)	(392,191)	6,210,306

Balance August 31, 2024	15,810,205	$15,810	$59,599,178	$(51,558,772)	$(19,816)	$(377,349)	$7,659,051
Shares sold for cash	1,642,389	1,643	4,343,750	-	-	-	4,345,393
Stock-based compensation	-	-	99,415	-	-	-	99,415
Foreign currency translation adjustment	-	-	-	-	(3,175)	-	(3,175)
Net loss	-	-	-	(2,703,699)	-	-	(2,703,699)
Non-controlling interest	-	-	-	-	-	(2,929)	(2,929)
Balance November 30, 2024	17,452,594	$17,453	$64,042,343	$(54,262,471)	$(22,991)	$(380,278)	$9,394,056
Shares sold for cash	6,585	6	11,714	-	-	-	11,720
Stock-based compensation	100,000	100	167,119	-	-	-	167,219
Foreign currency translation adjustment	-	-	-	-	(95,255)	-	(95,255)
Net loss	-	-	-	(2,713,212)	-	-	(2,713,212)
Non-controlling interest	-	-	-	-	-	(3,760)	(3,760)
Balance February 28, 2025	17,559,179	17,559	64,221,176	(56,975,683)	(118,246)	(384,038)	6,760,768

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended February 28, 2026 and 2025

(Expressed in US Dollars)

(Unaudited)

	February 28,	February 28,
	2026	2025
Cash flows used in operating activities
Net loss	$(3,050,235)	$(5,423,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	149,790	266,634
Depreciation and amortization	35,967	35,472
Impairment loss	-	33,540
Noncash lease expense	14,798	13,759
Unrealized loss on marketable securities	22,093	(18,108)
Lease accretion	3,739	4,778
Change in operating assets and liabilities
Accounts receivable	326,329	(176,688)
Prepaid expenses and deposits	648,658	337,431
Long-term receivables	-	(439)
Accounts payable and accrued liabilities	(1,280,437)	726,669
Operating lease liability	(18,672)	(18,421)
Deferred revenue	-	(4,963)
Net cash used in operating activities	$(3,147,970)	$(4,223,936)

Cash flows used in investing activities
Short-term investments	$2,001	-
Additions to intellectual property	(20,193)	$(41,052)
Purchase of equipment	(40,816)	(24,646)
Net cash used in investing activities	$(59,008)	$(65,698)

Cash flows from financing activities
Proceeds from shares sold for cash	$6,518,105	$4,357,113
Net cash from financing activities	$6,518,105	$4,357,113

Effect of exchange rate changes on cash	$14,891	$(98,430)
Net change in cash for the period	3,326,018	(30,951)
Cash at beginning of period	1,802,123	6,499,885
Cash at end of period	$5,128,141	$6,468,934

Supplemental cash flow disclosure:
Income taxes paid in cash	$4,389	$-
Non-cash investing/financing activities:
Amortization of deferred offering costs	$25,000	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026

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

Revenues have historically been generated from licensing contracts for the Company’s patented DehydraTECH technology based on the terms of use and defined geographic and licensing arrangements. We derive revenue from our third party contracted manufacturing of B2B DehydraTECH enhanced products made to customer specifications that are sold online and in-store in the US and Canada. We have also performed contract services in R&D for customer specific formulations that are used in comparison testing to customers’ existing products.

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

Since inception, the Company has incurred significant operating and net losses. Net losses attributable to shareholders were $3.0 million and $5.4 million for the six months ended February 28, 2026, and February 28, 2025, respectively. As of February 28, 2026, we had an accumulated deficit of $66.5 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our research and development (R&D) studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

During the six months ended February 28, 2026, we raised $6.5 million in net proceeds from the sale of securities pursuant to our Registered Direct Offerings which closed in September 2025 and December 2025.

We may offer securities in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans. There is no certainty that future equity or debt financing will be available or that it will be at acceptable terms, and the outcome of these matters is unpredictable. A lack of adequate funding may force us to reduce spending, curtail or suspend planned programs, or possibly liquidate assets. Any of these actions could adversely and materially affect our business, cash flow, financial condition, results of operations, and potential prospects. The sale of additional equity may result in additional dilution to our stockholders. Entering into additional licensing agreements, collaborations, partnerships, alliances marketing, distribution, or licensing arrangements with third parties to increase our capital resources is also possible. If we do so, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.

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

As of February 28, 2026, the Company had cash and cash equivalents of approximately $5.1 million to settle $0.2 million in current liabilities. We have performed a review of our cash flow forecast, and given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations through the first quarter of fiscal year 2027. However, we have also concluded that our existing cash, combined with inflows expected from executed license agreements, will not be sufficient to meet the Company's financial obligations for the twelve-month period following the issuance of these consolidated financial statements. Accordingly, there is substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than six months when acquired and readily convertible to known cash amounts. The Company had no cash equivalents as of February 28, 2026, or August 31, 2025.

Short-term investments

Short-term investment balances consist of guaranteed investment certificates used to secure the Company’s credit cards. The certificates had an original term of one year.

Marketable Securities

The Company’s marketable securities consist of investments in common stock. Investments in equity securities are reported at fair value with changes in unrecognized gains or losses included in other income (loss) on the Consolidated Statements of Operations and Comprehensive Loss. There have been no purchases or sales of equity securities. The Company recognized an unrealized loss on its equity securities of $22,093 for the six months ended February 28, 2026 and an unrealized gain of $18,108 for the six months ended February 28, 2025.

Leases

The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are reported on the consolidated balance sheet as both a right-of-use asset and lease liability.

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

Usage fees from intellectual property

The Company may also earn sales-based or usage-based royalties from its licensing contracts. The Company recognizes usage fees in the period when our licensees recognize sales of end-products that incorporate our licensed technology. No sales-based usage fees were recognized for the six months ended February 28, 2026 and February 28, 2025.

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

Australian Research and Development Tax Credit

The research and development incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997, as long as eligibility criteria are met. Under the program, a percentage of eligible research and development expenses incurred by the Company through its Australian subsidiary are reimbursed. Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the incentive regime. The Company recognizes such benefits when both of the following conditions have been met: 1) the Company is able to comply with the relevant conditions of the credit and; 2) the credit has been received. The tax credit related to fiscal year spending for 2024 in the amount of $39,134 has been received and is included in our fiscal year 2025 financial statements. The tax credit related to fiscal year spending for 2025 has yet to be received and thus remains unrecorded as of this time.

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

For the six months ended February 28, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted loss per share as the result was anti-dilutive:

	February 28,
	2026	2025
Stock Options	1,476,035	1,070,269
Warrants	11,093,099	7,562,028
Totals	12,569,134	8,632,297

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

The Company’s headquarters are located in Canada, and it also has operations in Australia, which results in exposure to market risks from fluctuations in foreign currency rates. The foreign currency exchange risk is the financial risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk as the impact of USD/CAD and USD/AUD exchange rate changes is not expected to be material.

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of February 28, 2026.

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

In the six months ended February 28, 2026, the Company recognized revenue of $20,000 on a consolidated basis. One customer accounted for 100% of that total. In the six months ended February 28, 2025, the Company recognized revenue of $357,923 on a consolidated basis. Two customers accounted for 100% of that total.

As of February 28, 2026, the Company had $42,029 in sales tax receivable, as compared to $194,358 as of August 31, 2025. The Company considers its credit risk to be low for such receivables.

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

5. Accounts and Other Receivables

Accounts receivable as of February 28, 2026 and August 31, 2025 consist of the following:

	Feb. 28, 2026	August 31, 2025
Territory license fees	$-	$174,000
Sales tax	42,029	194,358
Long term receivable	64,014	64,013
Total Receivables	$106,043	$432,371

6. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following as of February 28, 2026 and August 31, 2025:

	Feb. 28,	August 31,
	2026	2025
Advertising & Conferences	$182,031	$1,572
Research & Development	58,416	669,791
Legal & Accounting Fees	26,487	37,340
License, Filing Fees, Dues	66,458	27,563
Office & Insurance	108,440	239,829
Consulting	17,014	37,409
Capital Financing	-	119,000
Total Prepaid Expenses and Other Current Assets	$458,846	$1,132,504

7. Intellectual Property, net

A continuity schedule for capitalized patents is presented below:

	Feb. 28,	August 31,
	2026	2025
Balance – beginning	$307,818	$516,676
Additions	20,193	75,106
Impairment	-	(247,364)
Amortization	(9,953)	(36,600)
Balance – ending	$318,058	$307,818

The Company evaluated its patent portfolio to determine whether certain pending applications had been abandoned or will not be pursued. During the six months ended February 28, 2026, the Company recognized an impairment loss of $0 related to those abandoned applications. The Company recognized $9,953 of amortization expense related to patents and licenses in the six months ended February 28, 2026.

The following table summarizes expected future amortization of the Company’s patent portfolio as of February 28, 2026:

Fiscal Years Ending August 31,
2026 (six months remaining)	$7,951
2027	15,902
2028	15,902
2029	15,902
2030	15,902
Thereafter	246,499
Total	$318,058

8. Property & Equipment, net

Consists of:

February 28, 2026	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$-	$-	$(259,981)	$-
Computers	70,781	-	-	(70,781)	-
Furniture fixtures equipment	31,126	-	-	(31,126)	-
Lab equipment	435,084	(26,014)	40,816	(232,969)	242,931
Total	$796,972	$(26,014)	$40,816	$(594,857)	$242,931

August 31, 2025	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$-	$-	$(259,981)	$-
Computers	70,781	(1,705)	-	(70,781)	-
Furniture fixtures equipment	31,126	-	-	(31,126)	-
Lab equipment	410,438	(49,520)	24,646	(206,955)	228,129
Total	$772,326	$(51,225)	$24,646	$(568,843)	$228,129

Depreciation and amortization for the six months ended February 28, 2026 and the year ended August 31, 2025 totaled $26,014 and $51,225, respectively, of which $0 and $0 was included in cost of goods sold, respectively.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of February 28, 2026 and August 31, 2025 consist of the following:

	February 28,	August 31,
	2026	2025
Accounts Payable
Vendors payable	$36,195	$569,754
Sales tax payable	28,629	21,506
Accrued Liabilities
Vendors payable	7,707	795,290
Vacation payable	110,080	76,496
Balance Ending	$182,611	$1,463,046

10. Revenues

A breakdown of our revenues by type for the six months ended February 28, 2026, and February 28, 2025, are as follows:

	Six months Ended February 28
	2026	2025

IP Licensing	$20,000	$348,000
B2B	-	9,923
Total	$20,000	$357,923

The Company recognized $20,000 and $348,000 in licensing revenue for the six months ended February 28, 2026, and February 28, 2025, respectively. Licensing revenue consists of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes non-refundable minimum performance fees. During the six-month period ended February 28, 2026, and February 28, 2025, the Company recognized B2B product revenues of $0 and $9,923, respectively, that relate to sales of our intermediate products for use by B2B customers in their products.

11. Income Taxes

For the six months ended February 28, 2026, the Company recognized a provision for income taxes of $4,389 for its Kelowna Management Services Corp. subsidiary. Net deferred tax assets are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.

 12. Stockholders' Equity

During the six months ended February 28, 2026, the Company completed the following issuances of common shares and warrants:

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

2.

 On December 14, 2025, the Company, pursuant to a Securities Purchase Agreement, issued 2,661,600 shares of common stock at a purchase price of $1.315 per share for gross proceeds of $3.5 million. Share issuance costs of $0.5 million were charged to additional paid in capital. The shares were registered pursuant to a take down of the Company’s Form S-3 registration statement. Concurrently, the Company issued 2,661,600 share purchase warrants, entitling the holder thereof to purchase up to 2,661,600 shares of common stock at a price of $1.19 per share for a period of five years from the effective date of the S-1 Registration Statement registering the shares of common stock issuable upon exercise of the warrants. We also issued H.C. Wainwright, the exclusive placement agent for the offering, warrants to purchase up to 93,156 shares at an exercise price of $1.6438 per share. HCW was paid 7% of the gross proceeds and was reimbursed $70,000 for its expenses and $15,950 in closing fees.

A continuity schedule for warrants for the six months ended February 28, 2026, is presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2025	7,298,171	$3.75
Issued	5,514,756	1.30
Expired	1,719,828	6.58
Balance, February 28, 2026	11,093,099	$2.09

A summary of warrants outstanding as of February 28, 2026, is presented below:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life ~in years~

483,750	$0.95	2.20
314,287	2.31	2.97
102,097	5.94	2.97
4,551,019	3.06	3.88
57,190	3.83	3.88
70,000	1.25	4.15
2,760,000	1.39	4.77
2,754,756	1.21	4.88
11,093,099	$2.09	4.24

Stock Options

The Company established an Equity Incentive Plan whereby our Board, pursuant to shareholder approved amendments, may grant up to 2,488,744 stock options, restricted stock awards or restricted stock units to directors, officers, employees, and consultants with such number being increased to up to 10% of the issued share capital at the end of each calendar year, at the discretion of the board, pursuant to an evergreen formula.

Stock options currently granted must be exercised within five years from the date of grant or such lesser period as determined by the Company’s board of directors. The vesting terms of each grant are also set by the board of directors. The exercise price of an option is equal to or greater than the closing market price of the Company’s common shares on the date of grant.

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2024	944,936	$3.11	3.64	$971,959
Cancelled/expired	(47,001)	7.78	0.75	-
Granted	586,500	1.41	4.84	-
Balance August 31, 2025	1,484,435	$2.29	3.49	$206
Cancelled/expired	(8,400)	$2.84	-	-
Granted	-	-	-	-
Balance February 28, 2026 (outstanding)	1,476,035	$2.29	3.00	$-
Balance February 28, 2026 (exercisable)	1,368,851	$2.19	2.96	$-

The Company did not grant any stock options during the six months ended February 28, 2026.

Stock-based compensation expense for the six-month periods ended February 28, 2026, and February 28, 2025, totaled $149,790 and $266,634, respectively.

As of February 28, 2026, the total unrecognized non-cash compensation costs are $237,567 related to 107,184 non-vested stock options with a $3.44 weighted average exercise price. These costs are expected to be recognized over a weighted average period of 0.8 years.

13. Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

The corporate office and R&D laboratory are located in Kelowna, British Columbia, Canada. The related lease was renewed until November 15, 2028.  In addition to minimum lease payments, the lease requires us to pay property taxes and other operating costs which are subject to annual adjustments.

	February 28, 2026	August 31, 2025

Right of use assets - operating leases	$106,816	$134,843
Amortization	(14,798)	(28,027)
Total lease assets	$92,018	$106,816
Liabilities:	109,319	137,366
Lease payments	(18,672)	(37,094)
Interest accretion	3,739	9,047
Total lease liabilities	$94,386	$109,319

Operating lease cost	$92,018	$106,816
Operating cash flows for lease	$(18,672)	$(37,094)
Remaining lease term	2.71 Years	3.21 Years
Discount rate	7.25%	7.25%

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of February 28, 2026:

2026	$18,672
2027	38,642
2028	38,901
2029	8,104
Thereafter	-
Total lease payments	104,319
Less: imputed interest	(9,933)
Present value of operating lease liabilities	94,386
Less: current obligations under leases	(32,060)
Total	$62,326

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

The Company invested in additions to intellectual property and purchases of equipment totaling $20,193 and $40,816, respectively, during the six months ended February 28, 2026, and $41,052 and $24,646, respectively during the six months ended February 28, 2025.

	Six Months Ended February 28,
IP Licensing Segment	2026	2025
Licensing revenue	$20,000	$348,000
less:
Research and Development	1,146,728	3,639,136
Consulting	184,834	319,016
Wages & Salaries	774,032	685,657
Legal and professional	352,521	241,976
Accounting and audit	160,043	144,583
Advertising and promotions	20,852	328,824
Depreciation and amortization	35,960	35,470
Office and miscellaneous (a)	345,734	335,272
Travel	18,140	34,085
Impairment Loss	-	33,540
Other income (loss)	(20,312)	18,119
Segment net loss	$(3,039,156)	$(5,431,440)

Reconciliation of profit and loss:
B2B revenue	-	9,923
less:
B2B cost of sales	-	2,720
B2B operating expenses	6,690	(637)
Consolidated net loss before income taxes	$(3,045,846)	$(5,423,600)

(a) Office and miscellaneous expense includes office expense, foreign currency exchange gains and losses, bad debt, and other overhead expenses.

15. Subsequent Events

On March 17, 2026, the 100,000 shares previously issued to the Company’s Strategic Executive Consultant under a Restricted Stock Award were gifted back to the Company, cancelled, and returned to treasury.

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

Research & Development Summary

Lexaria is advancing its preclinical R&D activities as well as planned future clinical programs. During the six months ended February 28, 2026, Lexaria:

•	Completed final data collection, via its wholly owned subsidiary, Lexaria (AU) Pty Ltd, for its Australian Phase 1b 12-week chronic clinical study (GLP-1-H24-4) of DehydraTECH formulated cannabidiol and semaglutide (separately and in combination) and tirzepatide in overweight or obese, or pre- and Type II diabetic participants. Subsequently, in December 2025, the Company announced findings from this study indicating that it met its primary endpoint objectives showing good safety and tolerability of all DehydraTECH test articles with clear reductions in total and gastrointestinal-specific adverse events relative to the Rybelsus® control arm. The Study demonstrated positive findings across numerous parameters with comparability, and in some instances, superiority to the Rybelsus® control arm;

•	Announced the extension of the Material Transfer Agreement (“MTA”) through April 30, 2026 originally entered into with a pharmaceutical company (“PharmaCO”) on September 4, 2024. The extension provides PharmaCO with the time required for receipt and review of the full dataset from Lexaria’s Australian study, at which time further information will be provided. This allows the two parties to continue their relationship under the MTA, keep the temporary exclusive license active and in force, and contemplate additional strategic planning discussions with PharmaCO’s human clinical development team; and

•	Announced positive final results from its GLP-1-H25-5 Human Pilot Study comparing oral DehydraTECH enhanced liraglutide (“DHT-LIR”) to the commercially available injected Saxenda® liraglutide. These results demonstrated achievement of the primary safety and tolerability endpoint for DHT-LIR, comparable functionality of DHT-LIR and Saxenda® and comparable efficacy.

•	Announced information on three new studies from its 2026 R&D Program which are representative of the Company’s primary areas of focus during for the fiscal year (see MD&A Research & Development section below).

Financings

During the six months ended February 28, 2026, the Company entered into a Securities Purchase Agreement whereby on:

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

On December 14, 2025, the Company issued 2,661,600 shares of common stock at a purchase price of $1.315 per share for gross proceeds of $3.5 million. Share issuance costs of $0.5 million were charged to additional paid in capital. The shares were registered pursuant to a take down of the Company’s Form S-3 registration statement. Concurrently, the Company issued 2,661,600 share purchase warrants, entitling the holder thereof to purchase up to 2,661,600 shares of common stock at a price of $1.19 per share for a period of five years from the effective date of the S-1 Registration Statement registering the shares of common stock issuable upon exercise of the warrants. We also issued H.C. Wainwright, the exclusive placement agent for the offering, warrants to purchase up to 93,156 shares at an exercise price of $1.6438 per share. HCW was paid 7% of the gross proceeds and was reimbursed $70,000 for its expenses and $15,950 in closing fees.

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

Below we summarize Lexaria’s granted patents.

Issued Patent #	Patent Grant Date	Patent Family
US 9,474,725 B1	10/25/2016	#1 Food and Beverage Compositions Infused With Lipophilic Active Agents and Methods of Use Thereof
US 9,839,612 B2	12/12/2017
US 9,972,680 B2	05/15/2018
US 9,974,739 B2	05/22/2018
US 10,084,044 B2	09/25/2018
US 10,103,225 B2	10/16/2018
US 10,381,440	08/13/2019
US 10,374,036	08/06/2019
US 10,756,180	08/25/2020
AU 2015274698	06/15/2017
AU 2017203054	08/30/2018
AU 2018202562	08/30/2018
AU 2018202583	08/30/2018
AU 2018202584	01/10/2019
AU 2018220067	07/30/2019
EP 3164141	11/11/2020
JP 6920197	07/28/2021
CDN 2949369	06/13/2023
EP 3858364	09/17/2025
AU 2016367036	07/30/2019	#2 Methods for Formulating Orally Ingestible Compositions Comprising Lipophilic Active Agents
JP 6963507	10/19/2021
MX 388 203 B	11/26/2021
AU 2016367037	08/15/2019	#3 Stable Ready-to-Drink Beverage Compositions Comprising Lipophilic Active Agents
IN 365864	04/30/2021
JP 6917310	07/21/2021
MX 390001	02/10/2022
JP 7232853	02/22/2023
CDN 2984917	09/26/2023
CDN 3093414	12/13/2022	#6 Transdermal and/or Dermal Delivery of Lipophilic Active Agents
EP 3765088	03/20/2024
JP 7112510	07/26/2022	#7 Lipophilic Active Agent Infused Compositions with Reduced Food Effect
AU 2019256805	06/16/2022	#8 Compositions Infused with Nicotine Compounds and Methods of Use Thereof
CDN 3096580	05/23/2023
CDN 3111082	08/29/2023	#14 Lipophilic Active Agent Infused Tobacco Leaves and/or Tobacco Materials and Methods of Use Thereof
US 11,311,559	04/26/2022	#18 Compositions and Methods for Enhanced Delivery of Antiviral Agents
AU 2021261261	03/23/2023
JP 7415045	01/05/2024
CDN 3172889	05/28/2024
AU 2023200736	10/02/2025

US 11,700,875	07/18/2023	#20 Compositions and Methods for Sublingual Delivery of Nicotine
CDN 3196911	12/05/2023
JP 7675819	05/01/2025
AU 2023240953	01/15/2026
US 11,666,544	06/06/2023	#21 Compositions and Methods for Treating Hypertension
US 11,666,543	06/06/2023
US 11,980,593	05/14/2024
EP 4326249	10/15/2025
JP 7823051	02/20/2026
JP 7823052	02/20/2026
US 11,931,369	03/19/2024	#24 Compositions and Methods for Treating Epilepsy
US 11,944,635	04/02/2024
US 11,986,485	05/21/2024
US 12,023,346	07/02/2024
US 12,213,986	02/04/2025
US 12,220,422	02/11/2025
AU 2024202447	06/12/2025
AU 2024202475	07/24/2025
AU 2024202439	01/08/2026
AU 2024202518	01/08/2026
EP 4522133	01/14/2026
AU 2024205127	02/12/2026
US 12,397,042	08/26/2025	#27 Compositions and Methods for Treating Diabetes
US 12,472,236	11/18/2025
AU 2025205229	02/12/2026
AU 2024394427	02/12/2026

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

Chronic Dosing Human Study (GLP-1-H24-4)

During the quarter ended February 28, 2026, Lexaria via its wholly owned subsidiary, Lexaria (AU) Pty Ltd, completed the close-out and data analysis activities for its Australian clinical study (GLP-1-H24-4), with its CRO service provider, Novotech (Australia) Pty Limited. GLP-1-H24-4 investigated DehydraTECH formulated cannabidiol and semaglutide alone or in combination, as well as DehydraTECH formulated tirzepatide, in overweight or obese or pre- and Type II diabetes participants. Participant enrolment for all five arms of study GLP-1-H24-4 resulted in the dosing of 100+ participants. In December 2025, the Company announced findings from this study indicating that it met its primary endpoint objectives showing good safety and tolerability of all DehydraTECH test articles with clear reductions in total and gastrointestinal-specific adverse events relative to the Rybelsus® control arm. The Study demonstrated positive findings across numerous parameters with comparability, and in some instances, superiority to the Rybelsus® control arm.

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible for the Australian research and development incentive described in Note 2 above and has submitted an application for the credit with respect to eligible expenditures incurred during the fiscal year ended August 31, 2025.

Human Pilot Study #5 (GLP-1-H24-5)

During the quarter ended February 28, 2026, Lexaria with its third-party bioanalytical service providers completed its pharmacokinetic (“PK”) blood liraglutide quantitation and profiling results from this study. This included the use of two different manufactured brands of commercially available ELISA (enzyme-linked immunosorbent assay) test kits. Due to challenges encountered with background signal noise detection (believed to be attributable to the fact that liraglutide and other peptide drugs are commonly known to bind with, and have poor separation from, albumin; a naturally occurring protein present in human blood plasma) that complicated the ability to accurately capture blood liraglutide measurements in both the Saxenda® and DHT-LIR study samples, results were limited to exploratory visualization of the raw ELISA signals which, nonetheless, over time demonstrated broadly similar temporal patterns. The visualization of the similar signal patterns of the two treatments is consistent with the instances of functional comparability otherwise demonstrated in the study.

The two most important strategic objectives of this study were:

1 – To discover whether the DehydraTECH processing of liraglutide would work sufficiently enough to potentially allow for an oral version of the drug to be compared to the current injection-only delivery method; and

2 – To demonstrate that oral DHT-LIR could produce comparable functional results to the injected version, allowing for an expedited FDA regulatory development pathway known as a 505(b)(2) new drug application that is available when an alternate version of a drug (e.g., the dosage form change from injection to oral administration as tested within this Study) retains certain similar performance characteristics as an earlier-approved version of that same drug.

Both of these objectives were successfully accomplished, while also evidencing tolerability advantages of DHT-LIR over Saxenda® from a user appeal perspective.

Long Term Stability Testing

Lexaria also routinely studies the chemical and microbiological purity and stability of select DehydraTECH compositions that it has prepared for its animal and human studies over an extended duration of 6-12 months. Along with improved tolerability, PK and efficacy performance, long term stability is crucial if oral variants of GLP-1 / GIP drugs are to be seriously considered as replacements for currently injectable versions of these drugs. Stability findings thus far are positive and meeting internal expectations.

Hypertension Phase 1b IND Trial HYPER-H23-1

The FDA provided Lexaria with a positive written response on August 10, 2022, from our pre-IND meeting regarding DehydraTECH-CBD for the treatment of hypertension. The FDA confirmed that it had agreed with Lexaria’s proposal to pursue a 505(b)(2) new drug application (“NDA”) regulatory pathway for our program. On January 29, 2024, Lexaria submitted its IND application with the FDA and it received a Study May Proceed letter from the FDA on February 29, 2024. Since that time, Lexaria is attending to its annual reporting update obligations to the FDA for study HYPER-H23-1 to maintain its active status and continues to address certain of the FDA conditions while also seeking funding to commence the study.

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

Of note, DehydraTECH-CBD was evaluated recently in Lexaria’s Australian clinical study GLP-1-H24-4, with findings announced in December 2025, in overweight or obese, or pre- and Type II diabetic participants. It was noteworthy therein that the DehydraTECH-CBD arm achieved meaningful reductions in blood pressure supportive of the Company’s hypertension treatment interests, even though study GLP-1-H24-4 was pursued to assess formulations for distinct potential therapeutic use in the fields of diabetes and weight loss management. At week 4 of treatment in study GLP-1-H24-4, a mean change of −4.6 mmHg in systolic blood pressure and −4.0 mmHg in diastolic blood pressure was evidenced in the DehydraTECH-CBD arm. Blood pressure reductions were also evident in this arm following completion of treatment at the week 16 follow up point (4 weeks after cessation of treatment) with a mean change of −2.6 mmHg in systolic blood pressure and −3.0 mmHg in diastolic blood pressure reported.

FY26 Research and Development Program

The Company’s 2026 research and development program is designed to broaden pharmaceutical, intellectual property, and business development opportunities through new and improved formulations. It includes the following:

•	A five-week parallel group human study consisting of three different arms with primary goals of establishing safety and tolerability, as well as pharmacokinetic evaluation, comparing salcaprozate sodium (“SNAC”)-inclusive DehydraTECH-semaglutide tablet and capsule formulations to the recently launched, commercially available Wegovy® semaglutide tablets under fasted pre-dose conditions.

•	Animal studies designed to establish scientific evidence supporting new concepts, procedures and formulations intended to facilitate the development of new intellectual property through the development and filing of patent applications; and to test wide varieties of conditions and formulations to narrow down choices prior to potential future corroborating human study work.

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

A critical accounting estimate is an accounting estimate for which a) the nature of the estimate is material due to the related level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and b) the impact of the estimate on the Company’s financial position or operating performance is material. We did not identify any such estimates in our Annual Report on Form 10-K for the year ended August 31, 2025 and none have been identified for the six months ended February 28, 2026.

Funding Requirements

We anticipate that our expenditures in connection with our ongoing R&D program will continue, specifically with respect to our animal and human clinical trials of our DehydraTECH formulations for the purposes of our investigations with GLP-1 drugs and treating hypertension. As we move forward with our planned R&D studies, we anticipate that we will continue to incur operating losses and negative cash flows for the foreseeable future covering 2026 and beyond.

Through February 28, 2026, we have funded our operations primarily through the proceeds from the sale of common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $3,050,235 and $5,423,600 for the six months ended February 28, 2026, and February 28, 2025, respectively.

During the six months ended February 28, 2026, we raised $6.5 million in net proceeds from the sale of securities pursuant to our Registered Direct offerings which closed in September, 2025 and December, 2025.

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

Results of Operations for the Period Ended February 28, 2026, and February 28, 2025

Our net loss for the six months ended for the respective items are summarized as follows:

	February 28,	February 28,
	2026	2025	Change

Revenue	$20,000	$357,923	$(337,923)
Cost of goods sold	-	(2,720)	2,720
Research & development	(1,146,728)	(3,639,136)	2,492,408
Consulting fees & salaries	(958,866)	(1,004,672)	45,806
Legal and professional	(512,564)	(386,559)	(126,005)
Other general & administrative	(427,376)	(766,555)	339,179
Other income (loss)	(20,312)	18,119	(38,431)
Net loss before income taxes	$(3,045,846)	$(5,423,600)	$2,377,754

Revenue

Fees from intellectual property licensing and B2B sales totaled $20,000 and $357,923, respectively, for the six-month periods ended February 28, 2026 and February 28, 2025. For the six months ended February 28, 2026, relative to the six months ended February 28, 2025, license fees and B2B sales decreased by $328,000 and $9,923, respectively, reflecting the expiration of the Premier Anti-Aging Co., Ltd. licensing contract and a continuing shift in emphasis away from pursuit of B2B clients as we move toward pharmaceuticals. The Company did not recognize any other revenue during the six months ended February 28, 2026 or the six months ended February 28, 2025.

Research and Development

Expenditures on R&D decreased by $2,492,408 year-over-year for the six-month period ended February 28, 2026, as we completed our Phase 1b Clinical Trial (GLP-1-H24-4) in December of 2025. Lexaria continues with applied development and programs in our pharmaceutical division with our primary focus being on optimization of DehydraTECH formulations of GLP-1 drugs, as well as advancing our DehydraTECH-CBD drug to treat hypertension.

Consulting Fees and Salaries

In the six months ended February 28, 2026, consulting fees and salaries decreased by $45,806 year-over-year, primarily due to lower stock-based compensation ($116,744) and the discontinuation of certain consulting arrangements ($134,182); partially offset by higher incentive compensation ($131,071) and salary adjustments ($74,150) .

Legal and Professional Fees

Our legal and professional fees increased by $126,005 during the six months ended February 28, 2026 as compared to the same prior year period due to higher accounting and professional fees associated with registration statement filings, financing activities and the utilization of legal advisory services.

General and Administrative

Our other general and administrative expenses decreased in total by $339,179 during the six-month period ended February 28, 2026, as compared to the same prior year period. The decrease is primarily attributable to lower spending on advertising and promotions ($307,972) and decreased impairment losses ($33,540).

Liquidity and Financial Condition

Working Capital	February 28,	August 31,
	2026	2025

Current assets	$5,770,282	$3,468,345
Current liabilities	(214,671)	(1,493,463)
Net working capital	$5,555,611	$1,974,882

Cash Flows	February 28,	February 28,
	2026	2025
Cash flows used in operating activities	$(3,147,970)	$(4,223,936)
Cash flows used in investing activities	(59,008)	(65,698)
Cash flows provided by financing activities	6,518,105	4,357,113
Effect of exchange rate changes on cash	14,891	(98,430)
Net change in cash for the period	$3,326,018	$(30,951)

Operating Activities

Net cash used in operating activities was approximately $3.1 million for the six months ended February 28, 2026, compared with $4.2 million during the same prior year period. The decrease is attributable to a decrease of $2.4 million in our net loss, partially offset by an increase in operating assets and liabilities of $1.2 million as we completed Study GLP-1-H24-4, and a decrease of $0.1 million in non-cash expenses.

Investing Activities

Net cash used in investing activities was $59,008 for the six months ended February 28, 2026, compared to $65,698 for the same prior year period. The decrease relates primarily to lower spending on the prosecution of intellectual property, partially offset by increased purchases of laboratory equipment.

Financing Activities

Net cash from financing activities was approximately $6.5 million for the six months ended February 28, 2026, compared to approximately $4.4 million for the same prior year period. The increase relates to higher net proceeds from the sale of common shares.

Liquidity and Capital Resources

Since inception, the Company has incurred significant operating and net losses. Net losses attributable to shareholders were $3.0 million and $5.4 million for the six months ended February 28, 2026, and February 28, 2025, respectively. As of February 28, 2026, we had an accumulated deficit of $66.5 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

Sources of Liquidity

During the six months ended February 28, 2026, the Company has completed the following:

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

•

Entered into a Securities Purchase Agreement whereby on December 14, 2025, the Company issued 2,661,600 shares of common stock at a purchase price of $1.315 per share for gross and net proceeds of $3.5 million and $3.0 million, respectively. Concurrently, the Company issued, by way of a private placement transaction, 2,661,600 share purchase warrants, entitling the holder thereof to purchase up to 2,661,600 shares of common stock at a price of $1.19 per share for a period of five years from the effective date of the S-1 Registration Statement registering the warrant shares. The shares registered pursuant to a take down of the Company’s Form S-3 registration statement and the warrants and related warrant shares were registered pursuant to a Form S-1 registration statement. We also issued the placement agent warrants to purchase up to 93,156 shares for a period of five years, at an exercise price of $1.6438 per share.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of February 28, 2026, the Company had cash and cash equivalents of approximately $5.1 million to settle $0.2 million in current liabilities. We have performed a review of our cash flow forecast, and given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations through the first quarter of fiscal year 2027. However, we have also concluded that our existing cash, combined with inflows expected from executed license agreements, will not be sufficient to meet the Company's financial obligations for the twelve-month period following the issuance of these consolidated financial statements. Accordingly, there is substantial doubt as to our ability to continue as a going concern for at least one year following the date of the financial statements included in this quarterly report. We intend to fund operations, working capital and other cash requirements for the twelve-month period subsequent to February 28, 2026 through equity financing arrangements and potentially from collaborations or strategic partnerships.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

As of February 28, 2026, the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2026.

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

Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2026, our controls and controls processes remained consistent with those in effect at August 31, 2025. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2026, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

The risks associated with our business, common stock and other factors are those described below and in our Form 10-K for the year ended August 31, 2025, as filed with the SEC on November 28, 2025.

In the event that we fail to satisfy any of the listing requirements of the Nasdaq Capital Market, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on the Nasdaq Capital Market. For continued listing on the Nasdaq Capital Market, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. On February 4, 2026, we received a deficiency letter from the Nasdaq Listings Qualifications Department notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. We have been provided with a 180-day compliance period or until August 3, 2026, in which to regain compliance, which could potentially be extended by Nasdaq for an additional 180 days so long as we are otherwise in compliance with all listing requirements. If we do not achieve compliance with the minimum bid rule by August 3, 2026, we intend to request an additional 180-day compliance period from Nasdaq. As we are currently in compliance with all other listing requirements, we expect to receive the additional 180-day compliance period, during which time we will determine what actions, if any, are needed to regain compliance with the minimum bid price requirement. Such actions may include effecting a reverse stock split if we are unable to regain compliance with the minimum bid price requirement. Even if a reverse stock split is effected, there can be no assurance that we will maintain compliance with the minimum bid price requirement, or that we will continue to be in compliance with the other continued listing requirements of the Nasdaq Capital Market.

In the event that we fail to regain compliance with the minimum bid price requirement, we fail to obtain a second compliance period from Nasdaq, or we fail to satisfy any of the other listing requirements of the Nasdaq Capital Market, our common stock may be delisted. If our securities are delisted from trading on the Nasdaq Capital Market, and we are not able to list our securities on another exchange, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

•	a limited availability of market quotations for our securities;
•	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage;
•	a limited ability to raise equity capital to continue to fund our research and development programs; and
•	a limited ability to acquire other companies or technologies by using our shares as consideration.

Item 2. Recent Sales of Unregistered Equity Securities

During the six months ended February 28, 2026, the Company issued:

•	2,666,667 share purchase warrants with an exercise price of $1.37 that expire on December 9, 2030 to purchase up to 2,666,667 shares of common stock;
•	93,333 placement agent share purchase warrants with an exercise price of $1.875 that expire on September 26, 2030 to purchase up to 93,333 shares of the common stock;
•	2,661,600 share purchase warrants with an exercise price of $1.19 that expire on January 14, 2031 to purchase up to 2,661,600 shares of common stock; and
•	93,156 placement agent share purchase warrants with an exercise price of $1.6438 that expire on December 16, 2030 to purchase up to 93,156 shares of the common stock.

Item 3. Rule 10b5-1 Trading Plans

Our Insider Trading Policy provides that our insiders, employees and consultants may enter into trading plans to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the fiscal quarter ended February 28, 2026, none of the Company’s insiders had entered into a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

Item 4. Exhibits, Financial Statement Schedules

a) Financial Statements

1) Financial statements for our Company are listed in the index under Item 1 of this document.

2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed January 14, 2021)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed January 14, 2021)
(4)	Instruments Defining the Rights of Security Holders
4.1	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 29, 2025)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed September 29, 2025)
4.3	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed December 16, 2025)
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 16, 2025)
(10)	Material Contracts
10.1	Form of Securities Purchase Agreement dated September 26, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 29, 2025)
10.2	Form of Securities Purchase Agreement dated December 14, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 16, 2025)
(31)	Rule 13(a) - 14 (a)/15(d) - 14(a)
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Executive Officer
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: April 13, 2026

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Christopher
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: April 13, 2026

By:	/s/ Michael Shankman
Michael Shankman Chief Financial Officer (Principal Financial and Accounting Officer) Date: April 13, 2026

