Form 10-Q
period 2026-05-31
Lexaria Bioscience Corp.
filed 2026-07-13
CIK 1348362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

24,787,446 common shares issued as of July 13, 2026

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

	May 31,	August 31,
	2026	2025
ASSETS
Current
Cash	$3,475,003	$1,802,123
Short-term investments	142,103	143,267
Marketable securities	-	22,093
Accounts receivable	48,998	368,358
Prepaid expenses and other current assets	398,765	1,132,504
Total Current Assets	4,064,869	3,468,345

Non-current assets, net
Long-term receivables	64,014	64,013
Right of use assets	84,415	106,816
Intellectual property, net	339,016	307,818
Property & equipment, net	229,017	228,129
Total Non-current Assets	716,462	706,776

TOTAL ASSETS	$4,781,331	$4,175,121

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$350,377	$1,463,046
Lease liability, current	33,035	30,417
Total Current Liabilities	383,412	1,493,463

Lease liabilities - non-current	53,679	78,903

TOTAL LIABILITIES	$437,091	$1,572,366

Stockholders' Equity
Share Capital
Authorized: 220,000,000 common voting shares with a par value of $0.001 per share Common shares issued and outstanding: 24,787,446 and 19,559,179 at May 31, 2026 and August 31, 2025, respectively	$24,788	$19,559
Additional paid-in capital	73,256,696	66,501,086
Accumulated Deficit	(68,496,801)	(63,460,613)
Accumulated other comprehensive loss	(46,473)	(70,335)
Equity attributable to shareholders of Lexaria	4,738,210	2,989,697
Non-controlling Interest	(393,970)	(386,942)
Total Stockholders' Equity	4,344,240	2,602,755
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,781,331	$4,175,121

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2026	2025	2026	2025

Revenue	$-	$174,000	$20,000	$531,923
Cost of goods sold	-	-	-	2,720
Gross profit	-	174,000	20,000	529,203

Operating expenses
Research and development	970,834	2,717,501	2,117,562	6,356,637
General and administrative	1,022,970	1,206,920	2,921,776	3,364,706
Total operating expenses	1,993,804	3,924,421	5,039,338	9,721,343

Loss from operations	(1,993,804)	(3,750,421)	(5,019,338)	(9,192,140)

Other income (loss)
Interest income	837	190	2,618	201
Unrealized loss on marketable securities	-	(40,375)	(22,093)	(22,267)
Total other income (loss)	837	(40,185)	(19,475)	(22,066)

Net loss before income taxes	$(1,992,967)	$(3,790,606)	$(5,038,813)	$(9,214,206)
Income taxes	14	-	4,403	-
Net loss	$(1,992,981)	$(3,790,606)	$(5,043,216)	$(9,214,206)
Less: Net loss attributable to non-controlling interest	(1,779)	(1,514)	(7,028)	(8,203)
Net loss attributable to Lexaria shareholders	$(1,991,202)	$(3,789,092)	$(5,036,188)	$(9,206,003)

Other comprehensive income
Foreign currency translation adjustment	8,971	37,173	23,862	(61,257)
Total comprehensive loss	$(1,982,231)	$(3,751,919)	$(5,012,326)	$(9,267,260)
Basic and diluted loss per share	$(0.08)	$(0.21)	$(0.21)	$(0.53)

Weighted average number of common shares outstanding
Basic and diluted	24,805,924	18,298,309	23,543,278	17,472,844

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine Months Ended May 31, 2026 and 2025

(Expressed in US Dollars)

(Unaudited)

			Additional			Non-
	Common Stock		Paid-in			controlling	Stockholders'
	Shares	Amount	Capital	Deficit	AOCI	Interest	Equity

Balance August 31, 2025	19,559,179	$19,559	$66,501,086	$(63,460,613)	$(70,335)	$(386,942)	$2,602,755
Shares sold for cash	2,666,667	2,667	3,446,384	-	-	-	3,449,051
Stock-based compensation	-	-	74,895	-	-	-	74,895
Foreign currency translation adjustment	-	-	-	-	(5,744)	-	(5,744)
Net loss	-	-	-	(1,595,007)	-	-	(1,595,007)
Non-controlling interest	-	-	-	-	-	(2,496)	(2,496)
Balance November 30, 2025	22,225,846	$22,226	$70,022,365	$(65,055,620)	$(76,079)	$(389,438)	$4,523,454
Shares sold for cash	2,661,600	2,662	3,041,392	-	-	-	3,044,054
Stock-based compensation	-	-	74,895	-	-	-	74,895
Foreign currency translation adjustment	-	-	-	-	20,635	-	20,635
Net loss	-	-	-	(1,449,979)	-	-	(1,449,979)
Non-controlling interest	-	-	-	-	-	(2,753)	(2,753)
Balance February 28, 2026	24,887,446	$24,888	$73,138,652	$(66,505,599)	$(55,444)	$(392,191)	$6,210,306
Cancellation of RSA shares	(100,000)	(100)	100	-	-	-	-
Stock-based compensation	-	-	92,944	-	-	-	92,944
Foreign currency translation adjustment	-	-	-	-	8,971	-	8,971
Reclassification of deferred offering costs	-	-	25,000	-	-	-	25,000
Net loss	-	-	-	(1,991,202)	-	-	(1,991,202)
Non-controlling interest	-	-	-	-	-	(1,779)	(1,779)
Balance May 31, 2026	24,787,446	$24,788	$73,256,696	$(68,496,801)	$(46,473)	$(393,970)	$4,344,240

Balance August 31, 2024	15,810,205	$15,810	$59,599,178	$(51,558,772)	$(19,816)	$(377,349)	$7,659,051
Shares sold for cash	1,642,389	1,643	4,343,750	-	-	-	4,345,393
Stock-based compensation	-	-	99,415	-	-	-	99,415
Foreign currency translation adjustment	-	-	-	-	(3,175)	-	(3,175)
Net loss	-	-	-	(2,703,699)	-	-	(2,703,699)
Non-controlling interest	-	-	-	-	-	(2,929)	(2,929)
Balance November 30, 2024	17,452,594	$17,453	$64,042,343	$(54,262,471)	$(22,991)	$(380,278)	$9,394,056
Shares sold for cash	6,585	6	11,714	-	-	-	11,720
Stock-based compensation	100,000	100	167,119	-	-	-	167,219
Foreign currency translation adjustment	-	-	-	-	(95,255)	-	(95,255)
Net loss	-	-	-	(2,713,212)	-	-	(2,713,212)
Non-controlling interest	-	-	-	-	-	(3,760)	(3,760)
Balance February 28, 2025	17,559,179	$17,559	$64,221,176	$(56,975,683)	$(118,246)	$(384,038)	$6,760,768
Shares sold for cash	2,000,000	2,000	1,687,050	-	-	-	1,689,050
Stock-based compensation	-	-	470,136	-	-	-	470,136
Foreign currency translation adjustment	-	-	-	-	37,173	-	37,173
Net loss	-	-	-	(3,789,092)	-	-	(3,789,092)
Non-controlling interest	-	-	-	-	-	(1,514)	(1,514)
Balance May 31, 2025	19,559,179	$19,559	$66,378,362	$(60,764,775)	$(81,073)	$(385,552)	$5,166,521

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended May 31, 2026 and 2025
(Expressed in US Dollars)
(Unaudited)

	May 31,	May 31,
	2026	2025
Cash flows used in operating activities
Net loss	$(5,043,216)	$(9,214,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	242,734	736,770
Depreciation and amortization	55,175	66,427
Impairment loss	-	33,540
Noncash lease expense	22,401	20,828
Unrealized loss on marketable securities	22,093	22,267
Lease accretion	5,403	6,977
Change in operating assets and liabilites
Accounts receivable	319,360	(203,652)
Prepaid expenses and deposits	733,739	364,469
Long-term receivables	(1)	(439)
Accounts payable and accrued liabilities	(1,112,669)	391,850
Operating lease liability	(28,009)	(27,757)
Deferred revenue	-	(4,963)
Net cash used in operating activities	$(4,782,990)	$(7,807,889)

Cash flows used in investing activities
Short-term investments	$1,164	$-
Additions to intellectual property	(46,445)	(60,496)
Purchase of equipment	(40,816)	(24,645)
Net cash used in investing activities	$(86,097)	$(85,141)

Cash flows from/(used in) financing activities
Proceeds from shares sold for cash	$6,518,105	$6,046,163
Net cash from/(used in) financing activities	$6,518,105	$6,046,163

Effect of exchange rate changes on cash	$23,862	$(61,257)
Net change in cash for the period	1,672,880	(1,908,124)
Cash at beginning of period	1,802,123	6,499,885
Cash at end of period	$3,475,003	$4,591,761

Supplemental cash flow disclosure:
Income taxes paid in cash	$4,403	$-
Non-cash investing/financing activities:
Cancellation of RSA shares	$100	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LEXARIA BIOSCIENCE CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026

(Expressed in U.S. Dollars Except Share Amounts)

Unaudited)

1. Nature of Business

Lexaria Bioscience Corp. (“Lexaria”, “we”, “our” or “the Company”) is a biotechnology company pursuing the enhancement of the bioavailability of a diverse and broad range of active pharmaceutical ingredients (“API”) using our proprietary DehydraTECH drug delivery technology. Our current focus is the investigation of the incorporation of our DehydraTECH drug delivery technology with GLP-1, GIP, and glucagon drugs to enhance absorption and reduce adverse side effects.

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

Since inception, the Company has incurred significant operating and net losses. Net losses attributable to shareholders were $5 million and $9.2 million for the nine months ended May 31, 2026, and May 31, 2025, respectively. As of May 31, 2026, we had an accumulated deficit of $68.5 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our research and development (R&D) studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

During the nine months ended May 31, 2026, we raised $6.5 million in net proceeds from the sale of securities pursuant to our Registered Direct Offerings which closed in September 2025 and December 2025.

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

As of May 31, 2026, the Company had cash and cash equivalents of approximately $3.5 million to settle $0.4 million in current liabilities. We have performed a review of our cash flow forecast, and given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations through the first quarter of fiscal year 2027. However, we have also concluded that our existing cash, combined with inflows expected from executed license agreements, will not be sufficient to meet the Company's financial obligations for the twelve-month period following the issuance of these consolidated financial statements. Accordingly, there is substantial doubt as to our ability to continue as a going concern within one year from the date of issuance of these financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash-on-hand and demand deposits with financial institutions and other short-term investments with maturities of less than three months when acquired and readily convertible to known cash amounts. The Company had no cash equivalents as of May 31, 2026, or August 31, 2025.

Short-term investments

Short-term investment balances consist of guaranteed investment certificates used to secure the Company’s credit cards. The certificates had an original term of one year.

Marketable Securities

The Company’s marketable securities consist of investments in common stock. Investments in equity securities are reported at fair value with changes in unrecognized gains or losses included in other income (loss) on the Consolidated Statements of Operations and Comprehensive Loss. There have been no purchases or sales of equity securities. The Company recognized an unrealized loss on its equity securities of $22,093 for the nine months ended May 31, 2026 and an unrealized loss of $22,267 for the nine months ended May 31, 2025.

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

Usage fees from intellectual property

The Company may also earn sales-based or usage-based royalties from its licensing contracts. The Company recognizes usage fees in the period when our licensees recognize sales of end-products that incorporate our licensed technology. No sales-based usage fees were recognized for the nine months ended May 31, 2026 and May 31, 2025.

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

Australian Research and Development Tax Credit

The research and development incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997, as long as eligibility criteria are met. Under the program, a percentage of eligible research and development expenses incurred by Lexaria (AU) Pty Ltd, the Company’s Australian subsidiary, are reimbursed. Management has assessed Lexaria (AU) Pty Ltd’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the incentive regime. For the purposes of these consolidated financial statements, the Company recognizes such benefits when both of the following conditions have been met: 1) Lexaria (AU) Pty Ltd is able to comply with the relevant conditions of the credit and; 2) the credit has been received. The tax credit related to fiscal year spending for 2025 has yet to be received and thus remains unrecorded at this time.

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

For the nine months ended May 31, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted loss per share as the result was anti-dilutive:

	May 31,
	2026	2025
Stock Options	1,399,535	1,484,435
Warrants	11,093,099	7,298,171
Totals	12,492,634	8,782,606

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

The Company’s financial instruments consist primarily of cash, short-term investments, marketable securities, accounts receivable and payable as well as accrued liabilities. The carrying amounts of instruments approximate their fair values due to their short maturities or quoted market prices.

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

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of May 31, 2026.

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

In the nine months ended May 31, 2026, the Company recognized revenue of $20,000 on a consolidated basis. One customer accounted for 100% of that total. In the nine months ended May 31, 2025, the Company recognized revenue of $531,923 on a consolidated basis. Two customers accounted for 100% of that total.

As of May 31, 2026, the Company had $48,998 in sales tax receivable, as compared to $194,358 as of August 31, 2025. The Company considers its credit risk to be low for such receivables.

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

5. Accounts and Other Receivables

Accounts receivable as of May 31, 2026 and August 31, 2025 consist of the following:

	May 31, 2026	August 31, 2025
Territory license fees	$-	$174,000
Sales tax	48,998	194,358
Long term receivable	64,014	64,013
Total Receivables	$113,012	$432,371

6. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following as of May 31, 2026 and August 31, 2025:

	May 31,	August 31,
	2026	2025
Advertising & Conferences	$10,531	$1,572
Research & Development	251,861	669,791
Legal & Accounting Fees	26,487	37,340
License, Filing Fees, Dues	48,333	27,563
Office & Insurance	54,747	239,829
Consulting	6,806	37,409
Capital Financing	-	119,000
Total Prepaid Expenses and Other Current Assets	$398,765	$1,132,504

7. Intellectual Property, net

A continuity schedule for capitalized patents is presented below:

	May 31,	August 31,
	2026	2025
Balance – beginning	$307,818	$516,676
Additions	46,445	75,106
Impairment	-	(247,364)
Amortization	(15,247)	(36,600)
Balance – ending	$339,016	$307,818

During the nine months ended May 31, 2026, the Company reviewed its patent portfolio to identify pending applications that had been abandoned or that management does not intend to pursue. As a result of this review, no impairment loss was recognized. The Company recognized $15,247 of amortization expense related to patents for the nine months ended May 31, 2026.

The following table summarizes expected future amortization of the Company’s patent portfolio as of May 31, 2026:

Fiscal Years Ending August 31,
2026 (three months remaining)	$4,238
2027	16,951
2028	16,951
2029	16,951
2030	16,951
Thereafter	266,974
Total	$339,016

8. Property & Equipment, net

Consists of:

May 31, 2026	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$-	$-	$(259,981)	$-
Computers	70,781	-	-	(70,781)	-
Furniture fixtures equipment	31,126	-	-	(31,126)	-
Lab equipment	435,084	(39,928)	40,816	(246,883)	229,017
Total	$796,972	$(39,928)	$40,816	$(608,771)	$229,017

August 31, 2025	Cost	Period Amortization	Additions	Accumulated Amortization	Net Balance
Leasehold improvements	$259,981	$-	$-	$(259,981)	$-
Computers	70,781	(1,705)	-	(70,781)	-
Furniture fixtures equipment	31,126	-	-	(31,126)	-
Lab equipment	410,438	(49,520)	24,646	(206,955)	228,129
Total	$772,326	$(51,225)	$24,646	$(568,843)	$228,129

Depreciation and amortization related to property and equipment for the nine months ended May 31, 2026 and the year ended August 31, 2025 totaled $39,928 and $51,225, respectively, of which $0 and $0 was included in cost of goods sold, respectively.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of May 31, 2026 and August 31, 2025 consist of the following:

	May 31,	August 31,
	2026	2025
Accounts Payable
Vendors payable	$104,612	$569,754
Sales tax payable	22,987	21,506
Accrued Liabilities
Vendors payable	109,528	795,290
Vacation payable	113,250	76,496
Balance Ending	$350,377	$1,463,046

10. Revenues

A breakdown of our revenues by type for the nine months ended May 31, 2026, and May 31, 2025, are as follows:

	Nine months Ended May 31
	2026	2025

IP Licensing	$20,000	$522,000
B2B	-	9,923
Total	$20,000	$531,923

The Company recognized $20,000 and $522,000 in licensing revenue for the nine months ended May 31, 2026, and May 31, 2025, respectively. Licensing revenue consists of IP licensing fees for transfer of the DehydraTECH technology in line with definitive agreements and includes non-refundable minimum performance fees. During the nine-month period ended May 31, 2026, and May 31, 2025, the Company recognized B2B product revenues of $0 and $9,923, respectively, that relate to sales of our intermediate products for use by B2B customers in their products.

11. Income Taxes

For the nine months ended May 31, 2026, the Company recognized a provision for income taxes of $4,403 for its Kelowna Management Services Corp. subsidiary. Net deferred tax assets are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.

12. Stockholders' Equity

During the nine months ended May 31, 2026, the Company completed the following issuances of common shares and warrants:

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

A continuity schedule for warrants for the nine months ended May 31, 2026, is presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2025	7,298,171	$3.75
Issued	5,514,756	1.30
Expired	1,719,828	6.58
Balance, May 31, 2026	11,093,099	$2.09

A summary of warrants outstanding as of May 31, 2026, is presented below:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life ~in years~
483,750	$0.95	1.95
314,287	2.31	2.72
102,097	5.94	2.72
4,551,019	3.06	3.63
57,190	3.83	3.63
70,000	1.25	3.90
2,760,000	1.39	4.52
2,754,756	1.21	4.62
11,093,099	$2.09	3.99

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

A continuity schedule for stock options is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance August 31, 2024	944,936	$3.11	3.64	$971,959
Cancelled/expired	(47,001)	7.78	0.75	-
Granted	586,500	1.41	4.84	-
Balance August 31, 2025	1,484,435	$2.29	3.49	$206
Cancelled/expired	(129,900)	$2.98	-	-
Granted	45,000	0.65	4.94	-
Balance May 31, 2026 (outstanding)	1,399,535	$2.17	2.96	$-
Balance May 31, 2026 (exercisable)	1,317,805	$2.09	2.94	$-

The Company granted 45,000 stock options with an exercise price of $0.65 and a term of five years to certain consultants and scientific advisory board members during the nine months ended May 31, 2026. The fair value of the options amounted to $18,975 and was determined using the Black-Scholes option pricing model with the following assumptions:

May 31, 2026
Expected volatility	106%
Risk-free interest rate	3.93%
Expected life	2.50 years
Dividend yield	0.00%
Estimated fair value per option	$0.42

Stock-based compensation expense for the nine-month periods ended May 31, 2026, and May 31, 2025, totaled $242,734 and $736,770, respectively.

As of May 31, 2026, the total unrecognized non-cash compensation costs are $177,363 related to 81,730 non-vested stock options with a $3.41 weighted average exercise price. These costs are expected to be recognized over a weighted average period of 0.5 years.

Return of Shares

On March 17, 2026, the 100,000 shares previously issued to the Company’s Strategic Executive Consultant under a Restricted Stock Award were gifted back to the Company and cancelled.

13. Commitments, Significant Contracts and Contingencies

Right of Use Assets - Operating Lease

The corporate office and R&D laboratory are located in Kelowna, British Columbia, Canada. The related lease was renewed until November 15, 2028. In addition to minimum lease payments, the lease requires us to pay property taxes and other operating costs which are subject to annual adjustments.

	May 31, 2026	August 31, 2025

Right of use assets - operating leases	$106,816	$134,843
Amortization	(22,401)	(28,027)
Total lease assets	$84,415	$106,816
Liabilities:	109,319	137,366
Lease payments	(28,009)	(37,094)
Interest accretion	5,403	9,047
Total lease liabilities	$86,714	$109,319

Total operating lease cost	$84,415	$106,816
Operating cash flows for lease	$(28,009)	$(37,094)
Remaining lease term	2.46 Years	3.21 Years
Discount rate	7.25%	7.25%

Pursuant to the terms of the Company’s lease agreements in effect, the following table summarizes the Company’s maturities of operating lease liabilities as of May 31, 2026:

2026	$9,336
2027	38,642
2028	38,901
2029	8,104
Thereafter	-
Total lease payments	94,983
Less: imputed interest	(8,269)
Present value of operating lease liabilities	86,714
Less: current obligations under leases	(33,035)
Total	$53,679

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

The Company invested in additions to intellectual property and purchases of equipment totaling $46,445 and $40,816, respectively, during the nine months ended May 31, 2026, and $60,496 and $24,645, respectively during the nine months ended May 31, 2025.

	Nine months Ended May 31,
IP Licensing Segment	2026	2025
Licensing revenue	$20,000	$522,000
less:
Research and Development	2,117,562	6,356,637
Consulting	333,355	453,690
Wages & Salaries	1,086,706	1,468,759
Legal and professional	483,164	295,252
Accounting and audit	178,299	154,638
Advertising and promotions	279,467	388,128
Depreciation and amortization	55,166	66,426
Office and miscellaneous (a)	466,828	454,739
Travel	28,691	50,171
Impairment Loss	-	33,540
Other income (loss)	(19,475)	(22,066)
Segment net loss	$(5,028,713)	$(9,222,046)

Reconciliation of profit and loss:
B2B revenue	-	9,923
less:
B2B cost of sales	-	2,720
B2B operating expenses	10,100	(637)
Consolidated net loss before income taxes	$(5,038,813)	$(9,214,206)

(a) Office and miscellaneous expense includes office expense, foreign currency exchange gains and losses, and other overhead expenses.

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

Research & Development Summary

Lexaria is advancing its preclinical R&D activities as well as planned future clinical programs. During the nine months ended May 31, 2026, Lexaria:

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

20

•

Announced the extension of the Material Transfer Agreement (“MTA”) through December 30, 2026 originally entered into with a pharmaceutical company (“PharmaCO”) on August 30, 2024. The extension provides PharmaCO with the time required for receipt and review of the full dataset from Lexaria’s GLP-1-H26-7 pilot study, at which time further information will be provided. This allows the two parties to continue their relationship under the MTA, keep the temporary exclusive license active and in force, and contemplate additional strategic planning discussions with PharmaCO’s human clinical development team; and

•

Announced positive final results from its GLP-1-H25-5 Human Pilot Study comparing oral DehydraTECH enhanced liraglutide (“DHT-LIR”) to the commercially available injected Saxenda® liraglutide. These results demonstrated achievement of the primary safety and tolerability endpoint for DHT-LIR, comparable functionality of DHT-LIR and Saxenda® and comparable efficacy.

•

Announced information on three new studies from its 2026 R&D Program, including the receipt of ethics board approval for its Human Pilot Study #7 (GLP-1-H26-7), the engagement of the contract research organization for each of its two GLP-1 animal studies, Animal Study #1 (GLP-1-A26-1) and Animal Study #2 (GLP-1-A26-2), and, shortly after May 31, the completion of dosing in Animal Study #2 which are representative of the Company’s primary areas of focus during for the fiscal year (see MD&A Research & Development section below).

Financings

During the nine months ended May 31, 2026, the Company entered into a Securities Purchase Agreement whereby on:

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

Patents

Our current patent portfolio includes patent family applications or grants pertaining to Lexaria’s compositions, methods of use in improving API bioavailability and palatability and methods of treatment for a range of therapeutic indications, orally or topically, for a wide variety of APIs encompassing GLP-1, GIP, and glucagons; fat soluble vitamins; NSAID pain medications; nicotine and its analogs; and cannabinoids. The pending and granted patents also cover the manufacturing and processing methods used to combine a variety of fatty acid-rich triglyceride oils with active pharmaceutical ingredients. This includes heating and drying methods and use of excipients and substrates.

The Company currently has several applications pending worldwide and due to the complexity of pursuing patent protection, the quantity of patent applications will vary continuously as each application advances or stalls. We continue to investigate national and international opportunities to pursue expansions and additions to our intellectual property portfolio. Patents have been filed or granted specifically for the use of DehydraTECH with GLP-1, GIP, and glucagon drugs to support our ongoing and expanding cardiometabolic clinical research programs in this therapeutic field for the treatment of diabetes/weight loss. Patents have been filed or granted specifically for the use of DehydraTECH with cannabinoids for the treatment of heart disease and hypertension to support our anticipated clinical trial work under our cleared Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”), and for treatment of other prospective therapeutic indications of interest to us including epilepsy.

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

Research & Development

The Company regularly pursues new R&D programs that investigate potential commercial applications for the incorporation of DehydraTECH. These include, but are not limited to, ongoing programs to explore different therapeutic indications which DehydraTECH-enhanced drug products can be utilized to treat. Currently, our primary clinical research areas of interests are focused on the investigation of DehydraTECH-powered GLP-1, GIP, and  glucagon drugs as well as CBD for the treatment of diabetes and weight loss and, also, CBD for the reduction of hypertension for which our IND application to perform a Phase 1b study received a Study May Proceed letter from the FDA in early calendar-2024. Previously, our study programs provided successful human and/or animal testing results with DehydraTECH formulations of nicotine for oral pouches and prospective nicotine replacement therapy, human hormones, antiviral drugs, CBD for hypertension, diabetes, weight loss, seizure disorder applications, and others. Depending on the number or complexity of the programs undertaken, R&D budgets are expected to vary significantly. It is in our best interest to remain flexible at this early stage of our R&D efforts in order to capitalize on potential novel findings from early-stage tests and, thus, redirect research when necessary into specific avenues that offer the most reward.

Human Pilot Study #7 (GLP-1-H26-7)

During the quarter ended May 31, 2026, Lexaria engaged its contract research organization (“CRO”) and received ethics board approval for this 5-week parallel group design study intended to evaluate the safety, tolerability and pharmacokinetic (“PK”) properties of two oral DehydraTECH-semaglutide compositions against semaglutide tablets commercially sold under the Wegovy® brand.  The DehydraTECH-semaglutide compositions being investigated are:

(1)

A DehydraTECH-semaglutide tablet formulated to mimic Novo Nordisk’s® Rybelsus® and Wegovy® oral semaglutide tablets which incorporate salcaprozate sodium (“SNAC”) and are designed to temporarily adhere to the stomach lining and disintegrate and dissolve releasing agents in a focal manner that aids in optimizing absorption of the semaglutide into the human body; and

(2)

A DehydraTECH-semaglutide capsule, as previously investigated by Lexaria (AU) Pty Ltd in our Phase 1b clinical trial (GLP-1-H24-4) performed in Australia, but with the addition of SNAC as was also the case in our previous successful clinical study GLP-1-H24-1.

Results from this study are anticipated to be released during the second quarter of fiscal year 2027.

Animal Study #1 (GLP-1-A26-1)

During the quarter ended May 31, 2026, Lexaria engaged its CRO to perform an animal study for the purposes of evaluating between 8 to 11 formulation enhancements to the DehydraTECH-semaglutide and DehydraTECH-CBD formulations, previously studied in Lexaria (AU) Pty Ltd’s Phase 1b clinical trial performed in Australia, in Sprague-Dawley rats over a 24-hour period.

In addition to quantifying the PK performance of each enhanced composition of DehydraTECH-semaglutide and DehydraTECH-CBD against its applicable reference arm, Lexaria also intends to measure the drug concentrations of semaglutide and CBD in the brain to determine if the DehydraTECH technology enhances brain biodistribution as it has evidenced in previous animal studies with DehydraTECH-CBD and DehydraTECH-semaglutide compositions, which it believes to be beneficial therapeutically. Results from this study are anticipated to be released during the fourth quarter of fiscal year 2026.

Animal Study #2 (GLP-1-A26-2)

During the quarter ended May 31, 2026, Lexaria engaged its CRO and commenced the single dose treatment regimen of the animals with DehydraTECH-enhanced retatrutide and amycretin with the expectation of completing between 14 to 18 different arms of dosing to determine formulation optimization. This will be the first investigation of DehydraTECH with retatrutide and amycretin with the study arms also comparing PK performance of test articles administered both endoscopically in the intestine as compared to being swallowed, thus targeting the stomach. On June 9, 2026, Lexaria announced that dosing had been completed in Animal Study #2. Results from this study are anticipated to be released during the fourth quarter of fiscal year 2026.

Long Term Stability Testing

Lexaria also routinely studies the chemical and microbiological purity and stability of select DehydraTECH compositions that it has prepared for its animal and human studies over an extended duration of 6-12 months. Along with improved tolerability, PK and efficacy performance, long term stability is crucial if oral variants of GLP-1, GIP and glucagon drugs are to be seriously considered as replacements for currently injectable versions of these drugs. Stability findings thus far are positive and meeting internal expectations.

Hypertension Phase 1b IND Trial HYPER-H23-1

The FDA provided Lexaria with a positive written response on August 10, 2022, from our pre-IND meeting regarding DehydraTECH-CBD for the treatment of hypertension. The FDA confirmed that it had agreed with Lexaria’s proposal to pursue a 505(b)(2) new drug application (“NDA”) regulatory pathway for our program. On January 29, 2024, Lexaria submitted its IND application with the FDA and it received a Study May Proceed letter from the FDA on February 29, 2024. Since that time, Lexaria continues to attend to its annual reporting update obligations to the FDA for study HYPER-H23-1 to maintain its active status and continues to address certain of the FDA conditions while also seeking funding to commence the study.

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

Of note, DehydraTECH-CBD was evaluated recently in Lexaria (AU) Pty Ltd’s Australian clinical study GLP-1-H24-4, with findings announced in December 2025, in overweight or obese, or pre- and Type II diabetic participants. It was noteworthy therein that the DehydraTECH-CBD arm achieved meaningful reductions in blood pressure supportive of hypertension treatment interests, even though study GLP-1-H24-4 was pursued to assess formulations for distinct potential therapeutic use in the fields of diabetes and weight loss management. At week 4 of treatment in study GLP-1-H24-4, a mean change of −4.6 mmHg in systolic blood pressure and −4.0 mmHg in diastolic blood pressure was evidenced in the DehydraTECH-CBD arm. Blood pressure reductions were also evident in this arm following completion of treatment at the week 16 follow up point (4 weeks after cessation of treatment) with a mean change of −2.6 mmHg in systolic blood pressure and −3.0 mmHg in diastolic blood pressure reported.

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

A critical accounting estimate is an accounting estimate for which a) the nature of the estimate is material due to the related level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and b) the impact of the estimate on the Company’s financial position or operating performance is material. We did not identify any such estimates in our Annual Report on Form 10-K for the year ended August 31, 2025 and none have been identified for the nine months ended May 31, 2026.

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

Through May 31, 2026, we have funded our operations primarily through the proceeds from the sale of common stock. The Company has consistently incurred recurring losses and negative cash flows from operations, including net losses of $5,043,216 and $9,214,206 for the nine months ended May 31, 2026, and May 31, 2025, respectively.

During the nine months ended May 31, 2026, we raised $6.5 million in net proceeds from the sale of securities pursuant to our Registered Direct offerings which closed in September, 2025 and December, 2025.

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

Results of Operations for the Period Ended May 31, 2026, and May 31, 2025

Our net loss for the nine months ended for the respective items are summarized as follows:

	May 31,	May 31,
	2026	2025	Change

Revenue	$20,000	$531,923	$(511,923)
Cost of goods sold	-	(2,720)	2,720
Research & development	(2,117,562)	(6,356,637)	4,239,075
Consulting fees & salaries	(1,420,061)	(1,922,449)	502,388
Legal and professional	(661,463)	(449,890)	(211,573)
Other general & administrative	(840,252)	(992,367)	152,115
Other income (loss)	(19,475)	(22,066)	2,591
Net loss before income taxes	$(5,038,813)	$(9,214,206)	$4,175,393

Revenue

Fees from intellectual property licensing and B2B sales totaled $20,000 and $531,923, respectively, for the nine-month periods ended May 31, 2026 and May 31, 2025. For the nine months ended May 31, 2026, relative to the nine months ended May 31, 2025, license fees and B2B sales decreased by $502,000 and $9,923, respectively, reflecting the expiration of the Premier Anti-Aging Co., Ltd. licensing contract and a continuing shift in emphasis away from pursuit of B2B clients as we move toward pharmaceuticals. The Company did not recognize any other revenue during the nine months ended May 31, 2026 or the nine months ended May 31, 2025.

Research and Development

Expenditures on R&D decreased by $4,239,075 year-over-year for the nine-month period ended May 31, 2026, as we completed our Phase 1b Clinical Trial (GLP-1-H24-4) in December of 2025. Lexaria continues with applied research & development programs in our pharmaceutical division with our primary focus being on optimization of DehydraTECH formulations of GLP-1 drugs, as well as advancing our DehydraTECH-CBD drug to treat hypertension.

Consulting Fees and Salaries

In the nine months ended May 31, 2026, consulting fees and salaries decreased by $502,388 year-over-year, primarily due to lower stock-based compensation ($494,037) and the discontinuation of certain consulting arrangements ($120,335); partially offset by higher incentive compensation ($131,071) and salary adjustments ($74,150) .

Legal and Professional Fees

Our legal and professional fees increased by $211,573 during the nine months ended May 31, 2026 as compared to the same prior year period due to higher accounting and professional fees associated with registration statement filings, financing activities and utilization of patent-related legal services.

General and Administrative

Our other general and administrative expenses decreased in total by $152,115 during the nine-month period ended May 31, 2026, as compared to the same prior year period. The decrease is primarily attributable to lower spending on advertising and promotions ($108,661) and decreased impairment losses ($33,540).

Liquidity and Financial Condition

Working Capital	May 31,	August 31,
	2026	2025

Current assets	$4,064,869	$3,468,345
Current liabilities	(383,412)	(1,493,463)
Net working capital	$3,681,457	$1,974,882

Cash Flows	May 31,	May 31,
	2026	2025
Cash flows used in operating activities	$(4,782,990)	$(7,807,889)
Cash flows used in investing activities	(86,097)	(85,141)
Cash flows provided by financing activities	6,518,105	6,046,163
Effect of exchange rate changes on cash	23,862	(61,257)
Net change in cash for the period	$1,672,880	$(1,908,124)

Operating Activities

Net cash used in operating activities was approximately $4.8 million for the nine months ended May 31, 2026, compared with $7.8 million during the same prior year period. The decrease is attributable to a decrease of $4.2 million in our net loss, partially offset by a decrease in operating assets and liabilities of $0.6 million as we completed Study GLP-1-H24-4, and a decrease of $0.5 million in non-cash expenses.

Investing Activities

Net cash used in investing activities was $86,097 for the nine months ended May 31, 2026, compared to $85,141 for the same prior year period. The decrease relates primarily to lower spending on the prosecution of intellectual property, partially offset by increased purchases of laboratory equipment.

Financing Activities

Net cash from financing activities was approximately $6.5 million for the nine months ended May 31, 2026, compared to approximately $6.0 million for the same prior year period. The increase relates to higher net proceeds from the sale of common shares.

Liquidity and Capital Resources

Since inception, the Company has incurred significant operating and net losses. Net losses attributable to shareholders were $5.0 million and $9.2 million for the nine months ended May 31, 2026, and May 31, 2025, respectively. As of May 31, 2026, we had an accumulated deficit of $68.5 million. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and corporate expenditures, additional revenues received from the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter. The recurring losses and negative net cash flows raise substantial doubt as to the Company’s ability to continue as a going concern.

Sources of Liquidity

During the nine months ended May 31, 2026, the Company has completed the following:

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of May 31, 2026, the Company had cash and cash equivalents of approximately $3.5 million to settle $0.4 million in current liabilities. We have performed a review of our cash flow forecast, and given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations through the first quarter of fiscal year 2027. However, we have also concluded that our existing cash, combined with inflows expected from executed license agreements, will not be sufficient to meet the Company's financial obligations for the twelve-month period following the issuance of these consolidated financial statements. Accordingly, there is substantial doubt as to our ability to continue as a going concern for at least one year following the date of the financial statements included in this quarterly report. We intend to fund operations, working capital and other cash requirements for the twelve-month period subsequent to May 31, 2026 through equity financing arrangements and potentially from collaborations or strategic partnerships.

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

As of May 31, 2026, the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2026.

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

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2026, our controls and controls processes remained consistent with those in effect at August 31, 2025. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2026, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

During the nine months ended May 31, 2026, the Company issued:

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

Item 3. Rule 10b5-1 Trading Plans

Our Insider Trading Policy provides that our insiders, employees and consultants may enter into trading plans to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the fiscal quarter ended May 31, 2026, none of the Company’s insiders had entered into a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933).

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
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: July 13, 2026

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Christopher
Richard Christopher Chief Executive Officer (Principal Executive Officer) Date: July 13, 2026

By:	/s/ Michael Shankman
Michael Shankman Chief Financial Officer (Principal Financial and Accounting Officer) Date: July 13, 2026

